Form 10-Q
period 2015-03-29
Wendy's Co
filed 2015-05-06
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015

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
Yes [ ] No [x]

There were 363,167,737 shares of The Wendy’s Company common stock outstanding as of April 30, 2015.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 29, 2015	December 28, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$202,862	$267,276
Accounts and notes receivable	76,387	73,358
Inventories	7,941	8,807
Prepaid expenses and other current assets	83,151	73,692
Deferred income tax benefit	89,209	73,661
Advertising funds restricted assets	78,872	65,308
Total current assets	538,422	562,102
Properties	1,288,009	1,271,238
Goodwill	818,789	822,562
Other intangible assets	1,345,478	1,351,365
Investments	70,242	74,054
Other assets	72,895	64,521
Total assets	$4,133,835	$4,145,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$57,571	$53,777
Accounts payable	72,271	80,463
Accrued expenses and other current liabilities	123,890	140,676
Advertising funds restricted liabilities	78,872	65,308
Total current liabilities	332,604	340,224
Long-term debt	1,392,309	1,394,366
Deferred income taxes	489,134	493,843
Other liabilities	203,928	199,833
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,857,133	2,826,965
Accumulated deficit	(438,612)	(445,917)
Common stock held in treasury, at cost; 105,128 and 104,614 shares, respectively	(698,345)	(679,220)
Accumulated other comprehensive loss	(51,358)	(31,294)
Total stockholders’ equity	1,715,860	1,717,576
Total liabilities and stockholders’ equity	$4,133,835	$4,145,842

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Unaudited)
Revenues:
Sales	$371,867	$432,630
Franchise revenues	94,379	90,566
	466,246	523,196
Costs and expenses:
Cost of sales	303,272	374,190
General and administrative	60,312	70,366
Depreciation and amortization	36,880	42,021
System optimization losses (gains), net	813	(72,992)
Reorganization and realignment costs	4,613	14,711
Impairment of long-lived assets	1,937	2,529
Other operating expense, net	6,149	3,357
	413,976	434,182
Operating profit	52,270	89,014
Interest expense	(12,757)	(12,994)
Other income, net	239	523
Income before income taxes	39,752	76,543
Provision for income taxes	(12,245)	(30,240)
Net income	$27,507	$46,303

Net income per share:
Basic	$.08	$.12
Diluted	.07	.12

Dividends per share	$.06	$.05

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Unaudited)

Net income	$27,507	$46,303
Other comprehensive loss, net:
Foreign currency translation adjustment	(17,395)	(7,220)
Change in unrecognized pension loss, net of income tax benefit (provision) of $124 and $(213), respectively	(203)	338
Change in unrealized loss on cash flow hedges, net of income tax benefits of $1,502 and $287, respectively	(2,466)	(458)
Other comprehensive loss, net	(20,064)	(7,340)
Comprehensive income	$7,443	$38,963

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Unaudited)
Cash flows from operating activities:
Net income	$27,507	$46,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,880	42,496
Share-based compensation	5,068	10,584
Impairment of long-lived assets	1,937	2,529
Deferred income tax	9,309	32,620
Excess tax benefits from share-based compensation	(26,978)	(18,144)
Non-cash rent expense, net	1,789	1,726
Net (recognition) receipt of deferred vendor incentives	(2,532)	16,800
System optimization losses (gains), net	813	(72,992)
Distributions received from TimWen joint venture	2,378	3,164
Equity in earnings in joint ventures, net	(2,042)	(2,156)
Accretion of long-term debt	300	296
Amortization of deferred financing costs	615	566
Other, net	(2,804)	(6,571)
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,040)	(340)
Inventories	891	1,156
Prepaid expenses and other current assets	(5,641)	(6,057)
Accounts payable	4,043	(3,012)
Accrued expenses and other current liabilities	(24,753)	(34,227)
Net cash provided by operating activities	21,740	14,741
Cash flows from investing activities:
Capital expenditures	(61,280)	(53,058)
Acquisitions	(1,232)	—
Dispositions	6,283	108,457
Payments for cost method investments	(2,000)	—
Other, net	(151)	325
Net cash (used in) provided by investing activities	(58,380)	55,724
Cash flows from financing activities:
Repayments of long-term debt	(9,444)	(9,900)
Repurchases of common stock	(36,963)	(277,261)
Deferred financing costs	(112)	—
Dividends	(20,199)	(18,306)
Proceeds from stock option exercises	17,124	23,147
Excess tax benefits from share-based compensation	26,978	18,144
Net cash used in financing activities	(22,616)	(264,176)
Net cash used in operations before effect of exchange rate changes on cash	(59,256)	(193,711)
Effect of exchange rate changes on cash	(5,158)	(1,746)
Net decrease in cash and cash equivalents	(64,414)	(195,457)
Cash and cash equivalents at beginning of period	267,276	580,152
Cash and cash equivalents at end of period	$202,862	$384,695

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
	(Unaudited)
Supplemental cash flow information:
Cash paid for:
Interest	$11,968	$11,368
Income taxes, net of refunds	4,093	2,270

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$30,781	$25,152
Capitalized lease obligations	11,588	7,523

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of March 29, 2015 and the results of our operations and cash flows for the three months ended March 29, 2015 and March 30, 2014. The results of operations for the three months ended March 29, 2015 are not necessarily indicative of the results to be expected for the full 2015 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (the “Form 10-K”).

The principal subsidiary of the Company is Wendy’s International, LLC (“Wendy’s”) and its subsidiaries. The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s® restaurants in North America (defined as the United States of America (“U.S.”) and Canada) comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America are not material.

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All three month periods presented herein contain 13 weeks. Our current 2015 fiscal year, ending on January 3, 2016, will contain 53 weeks and, accordingly, our fourth quarter of 2015 will contain 14 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.

Prior to fiscal 2015, the Company reported its system optimization initiative as a discrete event and separately included the related gain or loss on sales of restaurants, impairment losses and other associated costs, along with other restructuring initiatives, in “Facilities action (income) charges, net.” In February 2015, the Company announced plans to reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system and further emphasized that restaurant dispositions and acquisitions are a continuous and integrated part of the overall strategy to optimize its restaurant portfolio. As a result, commencing with the first quarter of 2015, all gains and losses on dispositions are included on a separate line in our condensed consolidated statements of operations, “System optimization losses (gains), net” and impairment losses recorded in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”) are reclassified to “Impairment of long-lived assets.” In addition, the Company retitled the line, “Facilities action (income) charges, net” to “Reorganization and realignment costs” in our condensed consolidated statements of operations to better describe the current and historical initiatives included given the reclassifications described above. The Company believes the new presentation will aid users in understanding its results of operations. The prior period reflects reclassifications to conform to the current year presentation. All amounts being reclassified in our statement of operations were separately disclosed in the notes to our consolidated financial statements included in our Form 10-Q for the fiscal quarter ended March 30, 2014 and Form 10-K. Such reclassifications had no impact on operating profit, net income or net income per share.

The following table illustrates the reclassifications made to the condensed consolidated statement of operations for the three months ended March 30, 2014:

		Reclassifications
	As Previously Reported	Gain on dispositions, net (b)	System Optimization Remeasurement (c)	As Currently Reported
System optimization losses (gains), net	$—	$(72,992)	$—	$(72,992)
Reorganization and realignment costs (a)	(44,033)	60,941	(2,197)	14,711
Impairment of long-lived assets	332	—	2,197	2,529
Other operating (income) expense, net	(8,694)	12,051	—	3,357
	$(52,395)	$—	$—	$(52,395)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

_______________

(a)	Previously titled “Facilities action (income) charges, net.”

(b)
Reclassified the gain on sales of restaurants, net, previously included in “Facilities action (income) charges, net” and the gain on disposal of assets, net, which included sales of restaurants and other assets, and was previously reported in “Other operating (income) expense, net” to a separate line in our condensed consolidated statement of operations, “System optimization losses (gains), net.”

(c)
Reclassified impairment losses recorded in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”), previously included in “Facilities action (income) charges, net” to “Impairment of long-lived assets.”

(2) System Optimization Losses (Gains), Net

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes opportunistic acquisitions and dispositions, as well as a shift from company-owned restaurants to franchised restaurants over time. During 2013 and 2014, the Company completed the sale of 244 and 255 company-owned restaurants to franchisees, respectively. The Company is currently in the process of selling all of its company-owned restaurants in Canada to franchisees which it anticipates completing by the end of the second quarter of 2015. In February 2015, the Company announced plans to sell approximately 540 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the middle of 2016. The Company is currently unable to estimate any gains or losses resulting from future sales of its restaurants.

Gains and losses recognized on dispositions are recorded to “System optimization losses (gains), net” in our condensed consolidated statement of operations. Costs related to our system optimization initiative are recorded to “Reorganization and realignment costs,” and include severance and employee related costs, professional fees and other associated costs, which are further described in Note 4.

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended
	March 29, 2015	March 30, 2014 (d)
Number of restaurants sold to franchisees	17	178

Proceeds from sales of restaurants	$4,581	$101,560
Net assets sold (a)	(2,222)	(42,016)
Goodwill related to sales of restaurants	(1,023)	(13,658)
Net (unfavorable) favorable leases (b)	(528)	24,981
Other	(402)	300
	406	71,167
Post-closing adjustments on sales of restaurants	(1,573)	(1,587)
(Loss) gain on sales of restaurants, net	(1,167)	69,580

Gain on sales of other assets, net (c)	354	3,412
System optimization (losses) gains, net	$(813)	$72,992
_______________

(a)	Net assets sold consisted primarily of cash, inventory and equipment.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)
During the three months ended March 29, 2015 and March 30, 2014, the Company recorded favorable lease assets of $2,379 and $47,392, respectively, and unfavorable lease liabilities of $2,907 and $22,411, respectively, as a result of leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with sales of restaurants.

(c)
During the three months ended March 29, 2015 and March 30, 2014, Wendy’s received cash proceeds of $1,702 and $6,897, respectively, primarily from the sale of surplus properties as well as the sale of a company-owned aircraft during the first quarter of 2014.

(d)
Reclassifications have been made to the prior year presentation to include sales of restaurants previously reported in “Other operating expense, net” to conform to the current year presentation. See Note 1 for further details.

Assets Held for Sale

	March 29, 2015	December 28, 2014 (a)
Number of restaurants classified as held for sale	84	106
Net restaurant assets held for sale	$19,972	$25,266

Other assets held for sale	$10,230	$13,469
_______________

(a)
Reclassifications have been made to the prior year presentation to include restaurants previously excluded from our system optimization initiative to conform to the current year presentation. See Note 1 for further details.

Net restaurant assets held for sale include our remaining Canadian company-owned restaurants and consist primarily of cash, inventory, equipment and an estimate of allocable goodwill. Other assets held for sale primarily consist of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(3) Acquisitions

The following is a summary of the acquisition activity recorded for acquisitions of franchised restaurants:

Three Months Ended
March 29, 2015
Restaurants acquired from franchisees	4

Properties	$1,350
Acquired franchise rights	780
Goodwill	179
Deferred taxes and other assets	109
Capital leases obligations	(706)
Unfavorable leases	(440)
Other liabilities	(40)
Total consideration paid, net of cash received	$1,232

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended
	March 29, 2015	March 30, 2014
G&A realignment	$4,163	$—
System optimization initiative	450	14,711
Reorganization and realignment costs	$4,613	$14,711

G&A Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan includes a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company expects to achieve the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio. We recognized costs totaling $4,163 during the first quarter of 2015 and $17,089 in aggregate since inception. The Company expects to incur additional costs aggregating approximately $8,000 to $9,500 during the remainder of 2015, comprised of severance and related employee costs of $700, recruitment and relocation costs of $4,000 for the reinvestment in resources to drive long-term growth and share-based compensation of $3,300 to $4,800. The Company anticipates the realignment will be substantially completed by the end of the second quarter of 2015.

The following is a summary of the activity recorded as a result of our G&A realignment plan:

	Three Months Ended	Total Incurred Since Inception
	March 29, 2015
Severance and related employee costs	$1,982	$13,899
Recruitment and relocation costs	470	679
Other	32	120
	2,484	14,698
Share-based compensation (a)	1,679	2,391
Total G&A realignment	$4,163	$17,089
_______________

(a)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our G&A realignment plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The table below presents a rollforward of our accruals for our G&A realignment plan, which are included in “Accrued expenses and other current liabilities” and “Other liabilities.”

	Balance December 28, 2014	Charges	Payments	Balance March 29, 2015
Severance and related employee costs	$11,609	$1,982	$(3,386)	$10,205
Recruitment and relocation costs	149	470	(398)	221
Other	5	32	(37)	—
	$11,763	$2,484	$(3,821)	$10,426

System Optimization Initiative

The Company has recognized costs related to its system optimization initiative which includes the sale of restaurants to franchisees. The Company anticipates recognizing additional costs related to sales of restaurants in Canada through the second quarter of 2015 of approximately $500 which include severance and related employee costs and professional fees. The Company also expects to incur additional professional fees in connection with reducing its ongoing company-owned restaurant ownership to approximately 5% of the total system; however it is currently unable to estimate such costs.

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Three Months Ended		Total Incurred Since Inception
	March 29, 2015	March 30, 2014
Severance and related employee costs	$326	$5,533	$17,584
Professional fees	41	2,631	5,854
Other	83	2,437	4,624
	450	10,601	28,062
Accelerated depreciation and amortization (a)	—	475	17,414
Share-based compensation (b)	—	3,635	5,013
Total system optimization initiative	$450	$14,711	$50,489
_______________

(a)
Primarily includes accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that were sold in connection with our system optimization initiative.

(b)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our system optimization initiative.

The table below presents a rollforward of our accrual for our system optimization initiative, which is included in “Accrued expenses and other current liabilities.”

	Balance December 28, 2014	Charges	Payments	Balance March 29, 2015
Severance and related employee costs	$2,235	$326	$(1,999)	$562
Professional fees	146	41	(52)	135
Other	423	83	(3)	503
	$2,804	$450	$(2,054)	$1,200

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Investments

Investment in TimWen

Wendy’s is a partner in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. (Tim Hortons is a registered trademark of The TDL Group Corp./Groupe TDL Corporation.) Wendy’s 50% share of the joint venture is accounted for using the equity method of accounting. Our equity in earnings from TimWen is included in “Other operating expense, net.” As described in Note 2, the Company is in the process of selling its company-owned restaurants in Canada to franchisees; however it plans to retain its ownership in TimWen.

Presented below is an unaudited summary of activity related to our investment in TimWen included in “Investments” in our condensed consolidated financial statements:

	Three Months Ended
	March 29, 2015	March 30, 2014
Balance at beginning of period	$69,790	$79,810

Equity in earnings for the period	2,625	2,815
Amortization of purchase price adjustments (a)	(583)	(659)
	2,042	2,156
Distributions received	(2,378)	(3,164)
Foreign currency translation adjustment included in “Other comprehensive loss, net”	(5,476)	(2,548)
Balance at end of period	$63,978	$76,254
_______________

(a)	Based upon an average original aggregate life of 21 years.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 29, 2015		December 28, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$49,708	$49,708	$61,450	$61,450	Level 1
Non-current cost method investments (a)	6,264	153,708	4,264	147,760	Level 3

Financial liabilities
Cash flow hedges (b)	7,311	7,311	3,343	3,343	Level 2
Term A Loans, due in 2018 (c)	534,510	533,508	541,733	540,717	Level 2
Term B Loans, due in 2019 (c)	757,834	756,650	759,758	752,160	Level 2
7% debentures, due in 2025 (c)	86,153	105,500	85,853	104,250	Level 2
Guarantees of franchisee loan obligations (d)	990	990	968	968	Level 3
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

Our derivative instruments as of March 29, 2015 and December 28, 2014 consist of seven forward starting interest rate swap agreements to change the floating rate interest payments associated with $350,000 and $100,000 in borrowings expected to be outstanding under our Term A Loans and Term B Loans, respectively, to fixed interest rate obligations beginning on June 30, 2015

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

and maturing on December 31, 2017. At inception, the forward starting swap agreements were designated as cash flow hedges and are evaluated for effectiveness quarterly.

As of March 29, 2015 and December 28, 2014, the fair value of the cash flow hedges resulted in a liability of $7,311 and $3,343, respectively, which was included in “Other liabilities” and a corresponding offset to “Accumulated other comprehensive loss.” Through March 29, 2015, no hedge ineffectiveness has occurred relating to these cash flow hedges. A pre-tax derivative loss of $4,206 based upon interest rates at March 29, 2015 is expected to be recognized in “Interest expense” in the next 12 months.

The Company may be exposed to credit losses in the event of nonperformance by the counterparties to its derivative financial instrument contracts. We anticipate that the counterparties will be able to fully satisfy their obligations under the contracts. We do not obtain collateral or other security to support derivative financial instruments subject to credit risk and our interest rate swaps are not cleared through a central clearinghouse; however we do monitor the credit standing of the counterparties. All of the Company’s financial instruments were in a liability position as of March 29, 2015 and December 28, 2014 and therefore presented gross in the condensed consolidated balance sheets.

Non-Recurring Fair Value Measurements

Assets and liabilities remeasured to fair value on a non-recurring basis during the three months ended March 29, 2015 and the year ended December 28, 2014 resulted in impairment which we have recorded to “Impairment of long-lived assets” in our condensed consolidated statements of operations.

Total losses for the three months ended March 29, 2015 and the year ended December 28, 2014 reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements and favorable lease assets) to fair value as a result of (1) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants and (2) declines in operating performance at company-owned restaurants. The fair value of long-lived assets held and used presented in the tables below represents the remaining carrying value and was estimated based on either discounted cash flows of future anticipated lease and sublease income or current market values.

Total losses for the three months ended March 29, 2015 and the year ended December 28, 2014 also include the impact of remeasuring long-lived assets held for sale which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 7 for more information on impairment of our long-lived assets.

		Fair Value Measurements			Three Months Ended March 29, 2015 Total Losses
	March 29, 2015	Level 1	Level 2	Level 3
Held and used	$214	$—	$—	$214	$1,179
Held for sale	1,218	—	—	1,218	758
Total	$1,432	$—	$—	$1,432	$1,937

		Fair Value Measurements			2014 Total Losses
	December 28, 2014	Level 1	Level 2	Level 3
Held and used	$8,651	$—	$—	$8,651	$17,139
Held for sale	4,967	—	—	4,967	2,474
Total	$13,618	$—	$—	$13,618	$19,613

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(7) Impairment of Long-Lived Assets

During the three months ended March 29, 2015 and March 30, 2014, the Company recorded impairment charges on long-lived assets resulting from (1) leasing or subleasing properties to franchisees in connection with the sale of company-owned restaurants and (2) closing company-owned restaurants and classifying such properties as held for sale. Additionally, during the three months ended March 29, 2015, the Company also recorded impairment charges resulting from the deterioration in operating performance of certain company-owned restaurants and additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover. The Company may recognize additional impairment charges resulting from leasing or subleasing additional properties to franchisees in connection with sales of company-owned restaurants to franchisees.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended
	March 29, 2015	March 30, 2014
Restaurants leased or subleased to franchisees	$705	$2,197
Company-owned restaurants	474	—
Surplus properties	758	332
	$1,937	$2,529

(8) Income Taxes

The Company’s effective tax rate for the three months ended March 29, 2015 and March 30, 2014 was 30.8% and 39.5%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) adjustments related to prior year tax matters including changes to uncertain tax positions, (2) state income taxes, (3) foreign rate differential, (4) employment credits and (5) non-deductible goodwill resulting from the system optimization initiative described in Note 2.

During the three months ended March 29, 2015, we concluded two state income tax examinations which resulted in the recognition of a net tax benefit of $1,872 and the reduction of our unrecognized tax benefits by $3,686. There were no other significant changes to unrecognized tax benefits or related interest and penalties for the Company during the three months ended March 29, 2015. During the next twelve months it is reasonably possible the Company will reduce its unrecognized tax benefits by up to $2,153, primarily due to the completion of state tax examinations.

(9) Net Income Per Share

Basic net income per share is computed by dividing net income amounts by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended
	March 29, 2015	March 30, 2014
Common stock:
Weighted average basic shares outstanding	366,584	381,551
Dilutive effect of stock options and restricted shares	6,624	7,801
Weighted average diluted shares outstanding	373,208	389,352

Diluted net income per share for the three months ended March 29, 2015 and March 30, 2014 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. For the three months ended March 29, 2015 and March 30, 2014, we excluded 765 and 5,855 of potential common shares, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(10) Stockholders’ Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Three Months Ended
	March 29, 2015	March 30, 2014
Balance at beginning of period	$1,717,576	$1,929,486
Comprehensive income	7,443	38,963
Dividends	(20,199)	(18,306)
Repurchases of common stock	(36,963)	(277,261)
Share-based compensation	5,068	10,584
Exercises of stock options	16,533	22,780
Vesting of restricted shares	(502)	(999)
Tax benefit from share-based compensation	26,858	17,867
Other	46	40
Balance at end of period	$1,715,860	$1,723,154

Repurchases of Common Stock

In August 2014, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. During the first quarter of 2015, the Company repurchased 3,342 shares with an aggregate purchase price of $36,912, excluding commissions of $51. Subsequent to March 29, 2015 through April 30, 2015, the Company repurchased 2,313 shares with an aggregate purchase price of $24,719, excluding commissions.

In January 2014, our Board of Directors authorized a repurchase program for up to $275,000 of our common stock through the end of fiscal year 2014. As part of the repurchase program, the Board of Directors also authorized the commencement of a modified Dutch auction tender offer to repurchase shares of our common stock for an aggregate purchase price of up to $275,000. On February 11, 2014, the tender offer expired and on February 19, 2014, the Company repurchased 29,730 shares for an aggregate purchase price of $275,000. As a result, the repurchase program authorized in January 2014 was completed. During the first quarter of 2014, the Company incurred costs of $2,261 in connection with the tender offer, which were recorded to treasury stock.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges	Pension	Total
Balance at December 28, 2014	$(28,363)	$(2,044)	$(887)	$(31,294)
Current-period other comprehensive loss	(17,395)	(2,466)	(203)	(20,064)
Balance at March 29, 2015	$(45,758)	$(4,510)	$(1,090)	$(51,358)

Balance at December 29, 2013	$(9,803)	$744	$(1,278)	$(10,337)
Current-period other comprehensive (loss) income	(7,220)	(458)	338	(7,340)
Balance at March 30, 2014	$(17,023)	$286	$(940)	$(17,677)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The cumulative gains and losses on these items are included in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets.

(11) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

Transactions with QSCC

Wendy’s received $46 of lease income from its purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) during both the three months ended March 29, 2015 and March 30, 2014, which has been recorded as a reduction of “General and administrative.”

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $1,668 and $1,418 under leases for the operation of company-owned restaurants during the three months ended March 29, 2015 and March 30, 2014, respectively, which have been included in “Cost of sales.” Wendy’s subleases some of the restaurant facilities to franchisees for which Wendy’s paid TimWen $960 during the three months ended March 29, 2015, which has been included in “Other operating expense, net.” Prior to 2015, franchisees paid TimWen directly for these subleases. TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $56 and $62 during the three months ended March 29, 2015 and March 30, 2014, respectively, which has been included as a reduction to “General and administrative.”

(12) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of March 29, 2015, the Company had accruals for all of its legal and environmental matters aggregating $2,744. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

(13) Multiemployer Pension Plan

As further described in the Form 10-K, in December 2013, The New Bakery Co. of Ohio, Inc. (the “Bakery Company”), a 100% owned subsidiary of Wendy’s, now known as The New Bakery Company, LLC, terminated its participation in the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”) and formally notified the plan’s trustees of its withdrawal from the plan. The Union Pension Fund administrator acknowledged the withdrawal, which required Wendy’s to assume an estimated withdrawal liability of $13,500 based on the applicable requirements of the Employee Retirement Income Security Act, as amended, and which was included in “Cost of sales” during the fourth quarter of 2013. As a result, Wendy’s made payments to the Union Pension Fund aggregating $915 during 2014 and the first quarter of 2015 which were recorded as a reduction to the withdrawal liability. The Bakers Local No. 57, Bakery, Confectionery, Tobacco Workers & Grain Millers International Union of America, AFL-CIO (the “Union”) filed a charge with the National Labor Relations Board (the “NLRB”) related to the Bakery Company’s withdrawal from the Union Pension Fund. On July 22, 2014, The New Bakery of Zanesville, LLC (“Zanesville”), a 100% owned subsidiary of Wendy’s, and the Union entered into a settlement agreement with the NLRB.  The terms of the settlement include an agreement by Zanesville and the Union to recommence negotiations. On March 27, 2015, Zanesville and the Union signed a memorandum of agreement outlining the terms for a new collective bargaining agreement, including re-entering the Union Pension Fund and signing the collective bargaining agreement on or about May 15, 2015. The terms of the collective bargaining agreement have been ratified by the Union and will be effective upon execution of the collective bargaining agreement. The Company is currently negotiating the potential sale of the Bakery Company which would result in the buyer signing the collective bargaining agreement and re-entering the Union Pension Fund. As a result, the Company

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

concluded that its loss contingency for the pension withdrawal payments was no longer probable and, as such, reversed $12,486 of the outstanding withdrawal liability to “Cost of sales” during the first quarter of 2015.

(14) New Accounting Standards

New Accounting Standards

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued an amendment that modifies the presentation of debt issuance costs. The amendment requires debt issuance costs be presented in the balance sheet as a direct reduction of the related debt liability rather than as an asset. The amendment is effective and required to be applied on a retrospective basis, commencing with our 2016 fiscal year. We are currently evaluating the impact of the adoption of this amendment on our consolidated financial statements.

In April 2015, the FASB issued an amendment that clarifies the accounting for fees paid in a cloud computing arrangement. The amendment provides guidance to customers about whether a cloud computing arrangement includes a software license. The amendment is effective commencing with our 2016 fiscal year. We are currently evaluating the impact of the adoption of this amendment on our consolidated financial statements.

In February 2015, the FASB issued an amendment which revises the consolidation requirements and significantly changes the consolidation analysis required under current guidance. The amendment is effective commencing with our 2016 fiscal year. We are currently evaluating the impact of the adoption of this amendment on our consolidated financial statements.

New Accounting Standards Adopted

In April 2014, the FASB issued an amendment that modifies the criteria for reporting a discontinued operation. The amendment changes the definition of a discontinued operation including the implementation guidance and requires expanded disclosures. The Company adopted this amendment, prospectively, during the first quarter of 2015; however, the adoption did not have a material impact on the condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (the “Form 10-K”). There have been no material changes as of March 29, 2015 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding “Item 1.” You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, LLC (“Wendy’s”) and its subsidiaries. Wendy’s franchises and operates company-owned Wendy’s® quick-service restaurants throughout North America (defined as the United States of America (“U.S.”) and Canada). Wendy’s also has franchised restaurants in 27 foreign countries and U.S. territories.

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

The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All three month periods presented herein contain 13 weeks. Our current fiscal year, ending on January 3, 2016, will contain 53 weeks and, accordingly, our fourth quarter of 2015 will contain 14 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Prior to fiscal 2015, the Company reported its system optimization initiative as a discrete event and separately included the related gain or loss on sales of restaurants, impairment losses and other associated costs, along with other restructuring initiatives, in “Facilities action (income) charges, net.” In February 2015, the Company announced plans to reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system and further emphasized that restaurant dispositions and acquisitions are a continuous and integrated part of the overall strategy to optimize its restaurant portfolio. As a result, commencing with the first quarter of 2015, all gains and losses on dispositions are included on a separate line in our condensed consolidated statements of operations, “System optimization losses (gains), net” and impairment losses recorded in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”) are reclassified to “Impairment of long-lived assets.” In addition, the Company retitled the line, “Facilities action (income) charges, net” to “Reorganization and realignment costs” in our condensed consolidated statements of operations to better describe the current and historical initiatives included given the reclassifications described above. The Company believes the new presentation will aid users in understanding its results of operations. The prior period reflects reclassifications to conform to the current year presentation. All amounts being reclassified in our statement of operations were separately disclosed in the notes to our consolidated financial statements included in our Form 10-Q for the fiscal quarter ended March 30, 2014 and Form 10-K. Such reclassifications had no impact on operating profit, net income or net income per share. See Note 1 of the Financial Statements contained in Item 1 herein for a tabular illustration of the reclassifications.

Executive Overview

Our Business

As of March 29, 2015, the Wendy’s restaurant system was comprised of 6,488 restaurants, of which 943 were owned and operated by the Company. Our company-owned restaurants are located principally in the U.S. and to a lesser extent in Canada.

Wendy’s operating results are impacted by a number of external factors, including unemployment, general economic trends, intense price competition, commodity costs and weather.

Wendy’s long-term growth opportunities will be driven by a combination of brand relevance and economic relevance. Key components of growth include (1) North America same-restaurant sales growth through continuing core menu improvement and product innovation, (2) investing in our Image Activation program, which includes innovative exterior and interior restaurant designs for our new and reimaged restaurants and focused execution of operational excellence, (3) growth in new restaurants, including global growth, (4) increased restaurant utilization in various dayparts and brand access utilizing mobile technology, (5) building shareholder value through financial management strategies and (6) our system optimization initiative.

Wendy’s revenues for the first quarter of 2015 include: (1) $357.6 million of sales at company-owned restaurants, (2) $14.3 million of sales from our company-owned bakery and (3) $73.6 million of royalty revenue, $18.0 million of rental income and $2.8 million of franchise fees from franchisees. Substantially all of our Wendy’s royalty agreements provide for royalties of 4.0% of franchisees’ revenues.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Restaurant Sales
We report Wendy’s same-restaurant sales commencing after new restaurants have been open for at least 15 continuous months and after remodeled restaurants have been reopened for three continuous months. This methodology is consistent with the metric used by our management for internal reporting and analysis. The table summarizing same-restaurant sales below provides the same-restaurant sales percent changes. Same-restaurant sales exclude the impact of currency translation.

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

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes opportunistic acquisitions and dispositions, as well as a shift from company-owned restaurants to franchised restaurants over time. During 2013 and 2014, the Company completed the sale of 244 and 255 company-owned restaurants to franchisees, respectively. The Company is currently in the process of selling all of its company-owned restaurants in Canada to franchisees which it anticipates completing by the end of the second quarter of 2015. In February 2015, the Company announced plans to sell approximately 540 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the middle of 2016.

Gains and losses recognized on dispositions are recorded to “System optimization losses (gains), net” in our condensed consolidated statement of operations. During the first quarter of 2015 and 2014, the Company completed the sale of 17 and 178 company-owned restaurants to franchisees, respectively, as well as other assets, and recognized a net loss (gain) of $0.8 million and $(73.0) million, respectively. The Company is currently unable to estimate any gains or losses resulting from future sales of its restaurants.

Costs related to our system optimization initiative are recorded to “Reorganization and realignment costs.” During the first quarter of 2015 and 2014, the Company recognized costs totaling $0.4 million and $14.7 million, respectively, which primarily included severance and related employee costs and professional fees. The Company anticipates recognizing additional costs related to sales of restaurants in Canada through the second quarter of 2015 of approximately $0.5 million. The Company also expects to incur additional professional fees in connection with reducing its ongoing company-owned restaurant ownership to approximately 5% of the total system; however it is currently unable to estimate such costs.

G&A Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan includes a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company expects to achieve the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio. The Company recognized costs totaling $4.2 million in the first quarter of 2015, which primarily included severance and related employee costs and were recorded to “Reorganization and realignment costs.” The Company expects to incur additional costs aggregating approximately $8.0 million to $9.5 million during the remainder of 2015, comprised of severance and related employee costs of $0.7 million, recruitment and relocation costs of $4.0 million for the reinvestment in resources to drive long-term growth and share-based compensation of $3.3 million to $4.8 million. The Company anticipates the realignment will be substantially completed by the end of the second quarter of 2015.

Related Party Transactions

TimWen Lease and Management Fees

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $1.7 million and $1.4 million under leases for the operation of company-owned restaurants during the first quarter of 2015 and 2014, respectively, which have been included in “Cost of sales.” Wendy’s subleases some of the restaurant facilities to franchisees for which Wendy’s paid TimWen $1.0 million during the first quarter of 2015, which has been included in “Other operating expense, net.” Prior to 2015, franchisees paid TimWen directly for these subleases. TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $0.1 million during both the first quarter of 2015 and 2014, which have been included as a reduction to “General and administrative.”

Results of Operations

The tables included throughout Results of Operations, set forth in millions the Company’s consolidated results of operations for the three months ended March 29, 2015 and March 30, 2014:

	Three Months Ended
	March 29, 2015	March 30, 2014	Change
Revenues:
Sales	$371.9	$432.6	$(60.7)
Franchise revenues	94.4	90.6	3.8
	466.3	523.2	(56.9)
Costs and expenses:
Cost of sales	303.3	374.2	(70.9)
General and administrative	60.3	70.4	(10.1)
Depreciation and amortization	36.9	42.0	(5.1)
System optimization losses (gains), net	0.8	(73.0)	73.8
Reorganization and realignment costs	4.6	14.7	(10.1)
Impairment of long-lived assets	1.9	2.5	(0.6)
Other operating expense, net	6.2	3.4	2.8
	414.0	434.2	(20.2)
Operating profit	52.3	89.0	(36.7)
Interest expense	(12.7)	(13.0)	0.3
Other income, net	0.2	0.5	(0.3)
Income before income taxes	39.8	76.5	(36.7)
Provision for income taxes	(12.3)	(30.2)	17.9
Net income	$27.5	$46.3	$(18.8)

	First Quarter 2015		First Quarter 2014
Sales:
Wendy’s	$357.6		$418.0
Bakery	14.3		14.6
Total sales	$371.9		$432.6

	First Quarter 2015		First Quarter 2014
Franchise revenues:
Royalty revenue	$73.6		$71.0
Rental income	18.0		11.8
Franchise fees	2.8		7.8
Total franchise revenues	$94.4		$90.6

	First Quarter 2015	% of Sales	First Quarter 2014	% of Sales
Cost of sales:
Wendy’s
Food and paper	$115.6	32.3%	$134.1	32.1%
Restaurant labor	105.2	29.4%	128.4	30.7%
Occupancy, advertising and other operating costs	84.3	23.6%	100.9	24.1%
Total cost of sales	305.1	85.3%	363.4	86.9%
Bakery (a)	(1.8)		10.8
Total cost of sales	$303.3		$374.2

	First Quarter 2015	First Quarter 2014
Margin $:
Wendy’s	$52.5	$54.6
Bakery (a)	16.1	3.8
Total margin	$68.6	$58.4

Wendy’s restaurant margin %	14.7%	13.1%
________________

(a)
First quarter of 2015 includes a reduction to cost of sales of $12.5 million resulting from the reversal of a liability associated with our company-owned bakery’s withdrawal from a multiemployer pension plan. See Note 13 of the Financial Statements contained in Item 1 herein for further discussion.

	First Quarter 2015	First Quarter 2014
Same-restaurant sales:
North America same-restaurant sales:
Company-owned	2.6%	1.3%
Franchised	3.4%	0.6%
Systemwide	3.2%	0.7%

Total same-restaurant sales:
Company-owned	2.6%	1.3%
Franchised (a)	3.2%	0.4%
Systemwide (a)	3.1%	0.6%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela).

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at December 28, 2014	957	5,558	6,515
Opened	3	15	18
Closed	(4)	(41)	(45)
Net (sold to) purchased by franchisees	(13)	13	—
Restaurant count at March 29, 2015	943	5,545	6,488

Sales	Change
Wendy’s	$(60.4)
Bakery	(0.3)
$(60.7)

The decrease in sales during the first quarter of 2015 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative, during the first quarter of 2014 and thereafter, which resulted in a reduction in sales of $72.4 million. Company-owned same-restaurant sales during the first quarter of 2015 increased due to an increase in our average per customer check amount, in part offset by a decrease in customer count. Our average per customer check amount increased primarily due to benefits from strategic price increases on our menu items and changes in the composition of our sales. Same-restaurant sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants. Sales during the first quarter of 2015 were negatively impacted by $3.9 million due to changes in Canadian foreign currency rates relative to the U.S. dollar.

Franchise Revenues	Change
Royalty revenue	$2.6
Rental income	6.2
Franchise fees	(5.0)
$3.8

The increase in franchise revenues during the first quarter of 2015 was primarily due to increased rental income from sales of company-owned restaurants to franchisees under our system optimization initiative. In addition, royalty revenue increased due to a net increase in the number of franchise restaurants in operation during the first quarter of 2015 compared to 2014. Royalty revenue was also positively impacted by a 3.2% increase in franchise same-restaurant sales. We believe franchise same-restaurant sales were higher than company-owned same-restaurant sales during the first quarter of 2015 due to higher price increases. These increases were partially offset by a decrease in franchise fees driven by lower initial franchise fees due to fewer sales of restaurants to franchisees during the first quarter of 2015 compared to 2014.

Wendy’s Cost of Sales	Change
Food and paper	0.2%
Restaurant labor	(1.3)%
Occupancy, advertising and other operating costs	(0.5)%
(1.6)%

The decrease in cost of sales, as a percent of sales, during the first quarter of 2015 was due to benefits from strategic price increases on our menu items and changes in the composition of our sales. As a percent of sales, these decreases in costs were partially offset by increased commodity costs, primarily from higher beef prices.

General and Administrative	Change
Share-based compensation	$(3.6)
Employee compensation and related expenses	(2.9)
Professional services	(1.0)
Franchise incentives	(0.9)
Other, net	(1.7)
$(10.1)

The decrease in general and administrative expenses during the first quarter of 2015 was primarily due to decreases in (1) share-based compensation primarily as a result of our quarterly assessment of the probable achievement of our performance condition awards compared to target, (2) employee compensation and related expenses primarily as a result of the realignment of our U.S. field operations and Restaurant Support Center in Dublin, Ohio as part of our G&A realignment plan to reduce general and administrative expenses, (3) professional services due to costs incurred during the first quarter of 2014 for a strategic consulting project related to our international operations and (4) franchise incentives due to the 2015 Image Activation incentive program solely including royalty reductions compared to our 2014 program which also included a cash incentive.

Depreciation and Amortization	Change
Restaurants	$(5.6)
Corporate and other	0.5
$(5.1)

The decrease in restaurant depreciation and amortization during the first quarter of 2015 was primarily due to decreases in (1) accelerated depreciation on existing assets that are being replaced as part of our Image Activation program and (2) depreciation on assets sold under our system optimization initiative. These decreases were partially offset by an increase in restaurant depreciation and amortization on new and reimaged Image Activation restaurants.

System Optimization Losses (Gains), Net	First Quarter
	2015	2014
System optimization losses (gains), net	$0.8	$(73.0)

The decrease in system optimization losses (gains), net during the first quarter of 2015 was primarily due to fewer sales of company-owned restaurants to franchisees. The Company sold 17 Canadian restaurants and 178 U.S. restaurants during the first quarter of 2015 and 2014, respectively.

Reorganization and Realignment Costs	First Quarter
	2015	2014
G&A realignment	$4.2	$—
System optimization initiative	0.4	14.7
	$4.6	$14.7

In November 2014, the Company initiated the realignment of its U.S. field operations and Restaurant Support Center in Dublin, Ohio to reduce its general and administrative expenses. As a result, the Company recorded costs during the first quarter of 2015 aggregating $4.2 million, which primarily included severance and related employee costs of $2.0 million and share-based compensation expense of $1.7 million.

During the first quarter of 2015 and 2014, the Company recognized costs associated with its system optimization initiative totaling $0.4 million and $14.7 million, respectively. In 2015, costs primarily included severance and related employee costs. In 2014, costs primarily included (1) severance and related employee costs of $5.5 million, (2) share-based compensation expense of $3.6 million and (3) professional fees of $2.6 million.

Other Operating Expense, Net	Change
Lease expense	$4.1
Other	(1.3)
$2.8

The increase in other operating expense, net during the first quarter of 2015 was primarily due to an increase in lease expense resulting from (1) subleasing properties to franchisees which previously operated company-owned restaurants and as such, had been recorded to cost of sales and (2) entering into new leases in connection with facilitating the transfer of restaurants between franchisees for purposes of subleasing such properties to the franchisee.

Provision for Income Taxes	Change
Federal and state expense on variance in income before income taxes	$(14.4)
Prior year tax matters, including changes to unrecognized tax benefits	(2.0)
System optimization initiative	(1.3)
State income taxes, net of federal benefits	(0.2)
$(17.9)

Our income taxes in 2015 and 2014 were impacted by (1) variations in income before income taxes, adjusted for recurring items, (2) adjustments related to prior year tax matters including changes to uncertain tax positions, (3) non-deductible goodwill resulting from our system optimization initiative and (4) state income taxes, net of federal benefits.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash provided by operating activities increased $7.0 million in the first quarter of 2015 as compared to the first quarter of 2014, primarily due to changes in our net income and non-cash items as well as the following:

•	a $9.5 million favorable impact in accrued expenses and other current liabilities for the comparable periods primarily due to decreases in payments for incentive compensation for the 2014 fiscal year.

Cash used in investing activities increased $114.1 million in the first quarter of 2015 as compared to the first quarter of 2014, primarily due to the following:

•	a decrease of $102.2 million in proceeds from dispositions related to our system optimization initiative; and

•	an increase of $8.2 million in capital expenditures primarily for our Image Activation program.

Cash used in financing activities decreased $241.6 million in the first quarter of 2015 as compared to the first quarter of 2014, primarily due to the following:

•	a decrease in repurchases of common stock of $240.3 million; partially offset by

•	a decrease in proceeds from the exercise of stock options of $6.0 million.

The net cash used in our business before the effect of exchange rate changes on cash was approximately $59.3 million.

Sources and Uses of Cash for the Remainder of 2015

Our anticipated sources of cash and cash requirements for the remainder of 2015, exclusive of operating cash flow requirements, consist principally of:

•	capital expenditures of approximately $193.7 million, which would result in total cash capital expenditures for the year of approximately $255.0 million;

•	quarterly cash dividends aggregating up to approximately $59.9 million as discussed below in “Dividends;”

•
stock repurchases of up to $39.2 million under our current program, of which $24.7 million was repurchased subsequent to the first quarter through April 30, 2015, and repurchases under any potential new authorizations;

•	dispositions, including restaurants in connection with our system optimization initiative, as well as the Company’s announced intent to sell its company-owned bakery in the second quarter of 2015;

•	potential restaurant acquisitions; and

•	the impact, as well as the cost, of any potential financing activities, including the Company’s announced intent to recapitalize its balance sheet.

Based on current levels of operations, the Company expects that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Dividends

On March 16, 2015, The Wendy’s Company paid quarterly cash dividends of $0.055 per share on its common stock, aggregating $20.2 million. On May 1, 2015, The Wendy’s Company declared a dividend of $0.055 per share to be paid on June 15, 2015 to shareholders of record as of June 1, 2015. If The Wendy’s Company pays regular quarterly cash dividends for the remainder of 2015 at the same rate as declared in our 2015 second quarter, The Wendy’s Company’s total cash requirement for dividends for the remainder of 2015, would be approximately $59.9 million based on the number of shares of its common stock outstanding at April 30, 2015. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

In August 2014, our Board of Directors authorized a new repurchase program for up to $100.0 million of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. During the first quarter of 2015, the Company repurchased 3.3 million shares with an aggregate purchase price of $36.9 million, excluding commissions. Subsequent to the first quarter through April 30, 2015, we repurchased 2.3 million shares for an aggregate purchase price of $24.7 million, excluding commissions.

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

General Inflation, Commodities and Changing Prices

We believe that general inflation did not have a significant effect on our condensed consolidated results of operations, during the reporting periods. We manage any inflationary costs and commodity price increases through selective menu price increases. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken and corn is expected to have an unfavorable effect on our results of operations in the future. The extent of any impact will depend on our ability and timing to increase food prices.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 29, 2015, there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 28, 2014.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 29, 2015. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2015, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•
certain factors affecting our franchisees, including the business and financial viability of franchisees, the timely payment of such franchisees’ obligations due to us or to national or local advertising organizations, and the ability of our franchisees to open new restaurants and reimage existing restaurants in accordance with their development and other franchise commitments, including their ability to finance restaurant development and remodels;

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

•
the possibility that the Company will not be able to recapitalize its balance sheet on acceptable terms, as well as risks associated with such plan, including the ability to generate sufficient cash flow to meet increased debt service obligations, compliance with operational and financial covenants, and restrictions on the Company’s ability to raise additional capital following the completion of a recapitalization transaction; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (the “Form 10-K”) (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first quarter of 2015:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
December 29, 2014 through February 1, 2015	31,329	$9.14	—	$76,111,478
February 2, 2015 through March 1, 2015	1,358,214	$11.17	1,275,530	$61,876,111
March 2, 2015 through March 29, 2015	2,087,214	$10.99	2,066,867	$39,199,838
Total	3,476,757	$11.04	3,342,397	$39,199,838

(1)
Includes 134,360 shares reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In August 2014, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible.

Subsequent to March 29, 2015 through April 30, 2015, the Company repurchased 2.3 million shares with an aggregate purchase price of $24.7 million, excluding commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Form of Long Term Performance Unit Award Agreement for 2015 under The Wendy’s Company 2010 Omnibus Award Plan.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: May 6, 2015	By: /s/ Todd A. Penegor
Todd A. Penegor
Executive Vice President,
Chief Financial Officer and International
(On behalf of the Company)

Date: May 6, 2015	By: /s/ Scott A. Kriss
Scott A. Kriss
Senior Vice President,
Chief Accounting and Tax Officer
(Principal Accounting Officer)

Exhibit Index

EXHIBIT NO.	DESCRIPTION

10.1	Form of Long Term Performance Unit Award Agreement for 2015 under The Wendy’s Company 2010 Omnibus Award Plan.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.