Form 10-Q
period 2015-06-28
Wendy's Co
filed 2015-08-05
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015

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
Yes [ ] No [x]

There were 290,282,990 shares of The Wendy’s Company common stock outstanding as of July 30, 2015.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 28, 2015	December 28, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$1,197,567	$267,112
Accounts and notes receivable	70,515	68,211
Inventories	5,791	6,861
Prepaid expenses and other current assets	115,543	72,258
Deferred income tax benefit	81,720	73,661
Advertising funds restricted assets	82,783	65,308
Current assets of discontinued operations	—	8,691
Total current assets	1,553,919	562,102
Properties	1,254,489	1,241,170
Goodwill	795,737	822,562
Other intangible assets	1,359,485	1,351,307
Investments	70,715	74,054
Other assets	72,200	56,272
Noncurrent assets of discontinued operations	—	30,132
Total assets	$5,106,545	$4,137,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$17,595	$53,202
Accounts payable	67,346	77,309
Accrued expenses and other current liabilities	130,176	125,880
Advertising funds restricted liabilities	82,783	65,308
Current liabilities of discontinued operations	—	18,525
Total current liabilities	297,900	340,224
Long-term debt	2,379,782	1,384,972
Deferred income taxes	473,450	493,843
Other liabilities	216,987	199,833
Noncurrent liabilities of discontinued operations	—	1,151
Total liabilities	3,368,119	2,420,023
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,879,506	2,826,965
Accumulated deficit	(418,410)	(445,917)
Common stock held in treasury, at cost; 106,336 and 104,614 shares, respectively	(723,279)	(679,220)
Accumulated other comprehensive loss	(46,433)	(31,294)
Total stockholders’ equity	1,738,426	1,717,576
Total liabilities and stockholders’ equity	$5,106,545	$4,137,599

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Unaudited)
Revenues:
Sales	$385,048	$407,651	$742,617	$825,722
Franchise revenues	104,486	98,428	198,686	188,807
	489,534	506,079	941,303	1,014,529
Costs and expenses:
Cost of sales	315,122	335,141	620,233	698,506
General and administrative	60,771	66,433	120,469	136,044
Depreciation and amortization	39,335	37,998	74,880	78,578
System optimization gains, net	(15,654)	(1,418)	(14,849)	(74,395)
Reorganization and realignment costs	6,279	1,276	10,892	15,987
Impairment of long-lived assets	10,018	77	11,955	2,606
Other operating expense, net	9,355	5,403	15,504	8,760
	425,226	444,910	839,084	866,086
Operating profit	64,308	61,169	102,219	148,443
Interest expense	(17,201)	(13,083)	(29,944)	(26,025)
Loss on early extinguishment of debt	(7,295)	—	(7,295)	—
Other income, net	272	856	511	1,377
Income from continuing operations before income taxes	40,084	48,942	65,491	123,795
Provision for income taxes	(15,259)	(21,615)	(22,516)	(51,459)
Income from continuing operations	24,825	27,327	42,975	72,336
Discontinued operations:
Income from discontinued operations, net of income taxes	231	1,680	9,588	2,974
Gain on disposal of discontinued operations, net of income taxes	15,139	—	15,139	—
Net income from discontinued operations	15,370	1,680	24,727	2,974
Net income	$40,195	$29,007	$67,702	$75,310

Basic net income per share:
Continuing operations	$.07	$.07	$.12	$.19
Discontinued operations	.04	—	.07	.01
Net income	$.11	$.08	$.19	$.20

Diluted net income per share:
Continuing operations	$.07	$.07	$.12	$.19
Discontinued operations	.04	—	.07	.01
Net income	$.11	$.08	$.18	$.20

Dividends per share	$.055	$.05	$.11	$.10

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
	(Unaudited)

Net income	$40,195	$29,007	$67,702	$75,310
Other comprehensive income (loss), net:
Foreign currency translation adjustment	4,901	8,195	(12,494)	975
Change in unrecognized pension loss, net of income tax benefit (provision) of $124 and $(213), respectively	—	—	(203)	338
Change in unrealized loss on cash flow hedges, net of income tax (provision) benefit of $(12) and $1,234 for the three months and $1,490 and $1,521 for the six months ended June 28, 2015 and June 29, 2014, respectively	24	(1,960)	(2,442)	(2,418)
Other comprehensive income (loss), net	4,925	6,235	(15,139)	(1,105)
Comprehensive income	$45,120	$35,242	$52,563	$74,205

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 28, 2015	June 29, 2014
	(Unaudited)
Cash flows from operating activities:
Net income	$67,702	$75,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,799	81,991
Share-based compensation	12,242	15,158
Impairment of long-lived assets	11,955	2,606
Deferred income tax	19,730	47,855
Excess tax benefits from share-based compensation	(46,374)	(17,667)
Non-cash rent expense, net	2,607	2,528
Net receipt of deferred vendor incentives	8,396	13,882
System optimization gains, net	(14,881)	(74,432)
Gain on disposal of Bakery	(27,338)	—
Distributions received from TimWen joint venture	5,825	6,443
Equity in earnings in joint venture, net	(4,545)	(4,872)
Payments for termination of cash flow hedges	(7,337)	—
Loss on early extinguishment of debt	7,295	—
Accretion of long-term debt	600	592
Amortization of deferred financing costs	1,589	1,193
Other, net	1,060	(7,831)
Changes in operating assets and liabilities:
Restricted cash	(27,190)	—
Accounts and notes receivable	(14,876)	(9,650)
Inventories	168	1,200
Prepaid expenses and other current assets	(3,869)	(7,197)
Accounts payable	10,664	(3,699)
Accrued expenses and other current liabilities	(29,108)	(42,401)
Net cash provided by operating activities	53,114	81,009
Cash flows from investing activities:
Capital expenditures	(130,548)	(114,521)
Acquisitions	(1,232)	(2,335)
Dispositions	38,697	116,204
Proceeds from sale of Bakery	78,408	—
Payments for cost method investments	(2,000)	(400)
Change in restricted cash	484	1,750
Other, net	919	1,441
Net cash (used in) provided by investing activities	(15,272)	2,139
Cash flows from financing activities:
Proceeds from long-term debt	2,275,000	—
Repayments of long-term debt	(1,302,055)	(19,486)
Deferred financing costs	(39,374)	—
Repurchases of common stock	(63,206)	(277,275)
Dividends	(40,189)	(36,648)
Proceeds from stock option exercises	19,688	23,800
Excess tax benefits from share-based compensation	46,374	17,667
Net cash provided by (used in) financing activities	896,238	(291,942)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	934,080	(208,794)
Effect of exchange rate changes on cash	(3,789)	302
Net increase (decrease) in cash and cash equivalents	930,291	(208,492)
Cash and cash equivalents at beginning of period	267,276	580,152
Cash and cash equivalents at end of period	$1,197,567	$371,660

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Six Months Ended
	June 28, 2015	June 29, 2014
	(Unaudited)
Supplemental cash flow information:
Cash paid for:
Interest	$27,452	$26,225
Income taxes, net of refunds	11,845	6,699

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$30,927	$39,273
Capitalized lease obligations	20,210	9,113
Notes receivable	2,023	—
Accrued debt issuance costs	3,720	—

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of June 28, 2015 and the results of our operations for the three and six months ended June 28, 2015 and June 29, 2014 and cash flows for the six months ended June 28, 2015 and June 29, 2014. The results of operations for the three and six months ended June 28, 2015 are not necessarily indicative of the results to be expected for the full 2015 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (the “Form 10-K”).

The principal subsidiary of the Company is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s® restaurants in North America (defined as the United States of America (“U.S.”) and Canada) comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America are not material.

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

On May 31, 2015, Wendy’s completed the sale of its company-owned bakery, The New Bakery Company, LLC (the “Bakery”), a 100% owned subsidiary of Wendy’s. As a result of the sale of the Bakery, as further discussed in Note 2, the Bakery’s results of operations for all periods presented and the gain on disposal have been included in “Net income from discontinued operations” in our condensed consolidated statements of operations. Additionally, the Bakery’s assets and liabilities have been presented as discontinued operations in our condensed consolidated balance sheet as of December 28, 2014.

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation. During the second quarter of 2015, the Company early adopted an amendment requiring debt issuance costs to be presented in the balance sheet as a direct reduction of the related debt liability rather than as an asset. The adoption of this guidance resulted in the reclassification of debt issuance costs of $8,243 from “Other assets” to “Long-term debt” in our condensed consolidated balance sheet as of December 28, 2014. Refer to Note 7 and Note 16 for further information.

Prior to fiscal 2015, the Company reported its system optimization initiative as a discrete event and separately included the related gain or loss on sales of restaurants, impairment losses and other associated costs, along with other restructuring initiatives, in “Facilities action charges (income), net.” In February 2015, the Company announced plans to reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system and further emphasized that restaurant dispositions and acquisitions are a continuous and integrated part of the overall strategy to optimize its restaurant portfolio. As a result, commencing with the first quarter of 2015, all gains and losses on dispositions are included on a separate line in our condensed consolidated statements of operations, “System optimization gains, net” and impairment losses recorded in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”) are reclassified to “Impairment of long-lived assets.” In addition, the Company retitled the line, “Facilities action charges (income), net” to “Reorganization and realignment costs” in our condensed consolidated statements of operations to better describe the current and historical initiatives included given the reclassifications described above. The Company believes the new presentation will aid users in understanding its results of operations. The prior periods reflect reclassifications to conform to the current year presentation. All amounts being reclassified in our statements of operations were separately disclosed in the notes to our consolidated financial statements included in our Form 10-Q for the fiscal quarter ended June 29, 2014 and Form 10-K. Such reclassifications had no impact on operating profit, net income or net income per share.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table illustrates the reclassifications made to the condensed consolidated statements of operations for the three and six months ended June 29, 2014:

	Three Months Ended
		Reclassifications
	As Previously Reported (b)	Gain on dispositions, net (c)	System Optimization Remeasurement (d)	As Currently Reported
System optimization gains, net	$—	$(1,418)	$—	$(1,418)
Reorganization and realignment costs (a)	883	470	(77)	1,276
Impairment of long-lived assets	—	—	77	77
Other operating (income) expense, net	4,455	948	—	5,403
	$5,338	$—	$—	$5,338

	Six Months Ended
		Reclassifications
	As Previously Reported (b)	Gain on dispositions, net (c)	System Optimization Remeasurement (d)	As Currently Reported
System optimization gains, net	$—	$(74,395)	$—	$(74,395)
Reorganization and realignment costs (a)	(43,150)	61,411	(2,274)	15,987
Impairment of long-lived assets	332	—	2,274	2,606
Other operating (income) expense, net	(4,224)	12,984	—	8,760
	$(47,042)	$—	$—	$(47,042)
_______________

(a) Previously titled “Facilities action charges (income), net.”

(b)
“As Previously Reported,” reflects adjustments to reclassify the Bakery’s gain on disposal of assets of $22 and $37 for the three and six months ended June 29, 2014, respectively, from “Other operating (income) expense, net” to “Income from discontinued operations.”

(c) Reclassified the gain on sales of restaurants, net, previously included in “Facilities action charges (income), net” and the gain on disposal of assets, net, which included sales of restaurants and other assets, and was previously reported in “Other operating (income) expense, net” to a separate line in our condensed consolidated statements of operations, “System optimization gains, net.”

(d)
Reclassified impairment losses recorded in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”), previously included in “Facilities action charges (income), net” to “Impairment of long-lived assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(2) Discontinued Operations

On May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in The New Bakery Company, LLC (the “Bakery”), its 100% owned subsidiary, to East Balt US, LLC (the “Buyer”) for $78,500 in cash (subject to customary purchase price adjustments). The Company also assigned certain capital leases for transportation equipment to the Buyer but retained the related obligation. Pursuant to the sale agreement, the Company is obligated to continue to provide health insurance benefits to the Bakery’s employees at the Company’s expense through December 31, 2015. The Company recorded a pre-tax gain on the disposal of the Bakery of $27,338 in the second quarter of 2015 which included transaction closing costs and a reduction of goodwill. The Company recognized income tax expense associated with the gain on disposal of $12,199 during the second quarter of 2015 which included the impact of the disposal of non-deductible goodwill.

In conjunction with the Bakery sale, Wendy’s entered into a transition services agreement with the Buyer, pursuant to which Wendy’s will provide certain continuing corporate and shared services to the Buyer through March 31, 2016 for no additional consideration. A purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”), established by Wendy’s and its franchisees, agreed to continue to source sandwich buns from the Bakery, for a specified time period in connection with the sale of the Bakery. As a result, Wendy’s paid the Buyer $996 for the purchase of sandwich buns during the period from June 1, 2015 through the end of the second quarter of 2015, which has been recorded to “Cost of sales.”

Information related to the Bakery has been reflected in the accompanying condensed consolidated financial statements as follows:

•
Balance sheets - As a result of our sale of the Bakery on May 31, 2015, there are no remaining Bakery assets and liabilities. The Bakery’s assets and liabilities as of December 28, 2014 have been presented as discontinued operations.

•
Statements of operations - The Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 and the three and six months ended June 29, 2014 have been presented as discontinued operations. In addition, the gain on disposal of the Bakery has been included in “Net income from discontinued operations” for the three and six months ended June 28, 2015.

•
Statements of cash flows - The Bakery’s cash flows prior to its sale (for the period from December 29, 2014 through May 31, 2015 and for the six months ended June 29, 2014) have been included in, and not separately reported from, our consolidated cash flows. The consolidated statement of cash flows for the six months ended June 28, 2015 also includes the effects of the sale of the Bakery.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table presents the Bakery’s results of operations and the gain on disposal which have been included in discontinued operations:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenues (a)	$11,408	$17,348	$25,885	$32,094
Cost of sales (b)	(9,175)	(12,639)	(7,336)	(23,464)
	2,233	4,709	18,549	8,630
General and administrative	(483)	(549)	(1,097)	(1,304)
Depreciation and amortization (c)	(962)	(1,497)	(2,297)	(2,938)
Other expense, net (d)	(12)	(24)	(34)	(59)
Income from discontinued operations before income taxes	776	2,639	15,121	4,329
Provision for income taxes	(545)	(959)	(5,533)	(1,355)
Income from discontinued operations, net of income taxes	231	1,680	9,588	2,974
Gain on disposal of discontinued operations before income taxes	27,338	—	27,338	—
Provision for income taxes on gain on disposal	(12,199)	—	(12,199)	—
Gain on disposal of discontinued operations, net of income taxes	15,139	—	15,139	—
Net income from discontinued operations	$15,370	$1,680	$24,727	$2,974
_______________

(a)	Includes sales of sandwich buns and related products previously reported in “Sales” as well as rental income.

(b)
The three and six months ended June 28, 2015 include employee separation related costs of $791 as a result of the sale of the Bakery. In addition, the six months ended June 28, 2015, includes a reduction to cost of sales of $12,486 resulting from the reversal of a liability associated with the Bakery’s withdrawal from a multiemployer pension plan. See Note 15 for further discussion.

(c)	Included in “Depreciation and amortization” in our condensed consolidated statements of cash flows for the periods presented.

(d)
Includes net gains on sales of other assets.  During the three and six months ended June 28, 2015, the Bakery received cash proceeds of $41 and $50, respectively, resulting in net gains on sales of other assets of $40 and $32, respectively. During the three and six months ended June 29, 2014, the Bakery received cash proceeds of $22 and $37, resulting in net gains on sales of other assets of $22 and $37, respectively.

The Bakery’s capital expenditures were $2,106 and $2,693 for the three and six months ended June 28, 2015, respectively, and $803 and $1,553 for the three and six months ended June 29, 2014, respectively, which are included in “Capital expenditures” in our condensed consolidated statements of cash flows.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes the gain on the disposal of our Bakery, which has been included in discontinued operations:

Three and Six Months Ended
June 28, 2015
Proceeds from sale of the Bakery (a)	$78,408
Net working capital (b)	(5,655)
Net properties sold (c)	(30,664)
Goodwill allocated to the sale of the Bakery	(12,067)
Other (d)	(2,684)
27,338
Provision for income taxes (e)	(12,199)
Gain on disposal of discontinued operations, net of income taxes	$15,139
_______________

(a)	Represents net proceeds received, which includes the purchase price of $78,500 less transaction closing costs paid directly by the Buyer on the Company’s behalf.

(b)	Primarily represents accounts receivable, inventory, prepaid expenses and accounts payable.

(c)	Net properties sold consisted primarily of buildings, equipment and capital leases for transportation equipment.

(d)
Primarily includes the recognition of the Company’s obligation, pursuant to the sale agreement, to provide health insurance benefits to the Bakery’s employees through December 31, 2015 of $1,993 and transaction closing costs paid directly by the Company.

(e)	Includes the impact of non-deductible goodwill disposed of as a result of the sale.

(3) System Optimization Gains, Net

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes opportunistic acquisitions and dispositions, as well as a shift from company-owned restaurants to franchised restaurants over time. During 2013 and 2014, the Company completed the sale of 244 and 255 company-owned restaurants to franchisees, respectively. During the second quarter of 2015, the Company completed its plan to sell all of its company-owned restaurants in Canada to franchisees, with the sale of 83 Canadian restaurants, bringing the aggregate total of Canadian restaurants sold to franchisees to 129 during 2014 and 2015. In February 2015, the Company announced plans to sell approximately 540 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the middle of 2016.

Gains and losses recognized on dispositions are recorded to “System optimization gains, net” in our condensed consolidated statements of operations. Costs related to our system optimization initiative are recorded to “Reorganization and realignment costs,” and include severance and employee related costs, professional fees and other associated costs, which are further described in Note 5.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014 (f)	June 28, 2015	June 29, 2014 (f)
Number of restaurants sold to franchisees	83	—	100	178

Proceeds from sales of restaurants	$31,468	$—	$36,049	$101,560
Net assets sold (a)	(15,158)	—	(17,380)	(42,016)
Goodwill related to sales of restaurants	(6,840)	—	(7,863)	(13,658)
Net (unfavorable) favorable leases (b)	7,923	—	7,395	24,981
Other (c)	(2,822)	—	(3,224)	300
	14,571	—	14,977	71,167
Post-closing adjustments on sales of restaurants (d)	934	470	(639)	(1,117)
Gain on sales of restaurants, net	15,505	470	14,338	70,050

Gain on sales of other assets, net (e)	149	948	511	4,345
System optimization gains, net	$15,654	$1,418	$14,849	$74,395
_______________

(a)	Net assets sold consisted primarily of cash, inventory and equipment.

(b)
During the three and six months ended June 28, 2015, the Company recorded favorable lease assets of $23,428 and $25,807, respectively, and unfavorable lease liabilities of $15,505 and $18,412, respectively, as a result of leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with sales of restaurants. During the first quarter of 2014, the Company recorded favorable lease assets of $47,392 and unfavorable lease liabilities of $22,411.

(c)
The three and six months ended June 28, 2015 includes a deferred gain of $2,387 related to the sale of 14 Canadian restaurants to a franchisee, as a result of certain contingencies related to the extension of lease terms. The deferred gain is included in “Other liabilities.” The three and six months ended June 28, 2015 also includes a note receivable of $1,801 from a franchisee in connection with the sale of 16 Canadian restaurants, which has been recognized as part of the overall loss on sale.

(d)
During the three months ended June 28, 2015, notes receivable from franchisees in connection with sales of restaurants in 2014 were repaid and as a result, we recognized the related gain on sale of $2,450.

(e)
During the three and six months ended June 28, 2015, Wendy’s received cash proceeds of $905 and $2,598, respectively, primarily from the sale of surplus properties. During the three and six months ended June 29, 2014, Wendy’s received cash proceeds of $7,725 and $14,607, respectively, primarily from the sale of surplus properties and the sale of a company-owned aircraft.

(f)
Reclassifications have been made to the prior year presentation to include sales of restaurants previously reported in “Other operating expense, net” to conform to the current year presentation. Reclassifications have also been made to reflect the Bakery’s gain on sales of other assets as discontinued operations. See Note 1 for further details.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Assets Held for Sale

	June 28, 2015	December 28, 2014 (a)
Number of restaurants classified as held for sale	97	106
Net restaurant assets held for sale	$37,050	$25,266

Other assets held for sale	$8,381	$13,469
_______________

(a)
Reclassifications have been made to the prior year presentation to include restaurants previously excluded from our system optimization initiative to conform to the current year presentation. See Note 1 for further details.

Net restaurant assets held for sale include company-owned restaurants and consist primarily of cash, inventory, equipment and an estimate of allocable goodwill. Other assets held for sale primarily consist of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(4) Acquisitions

The following is a summary of the acquisition activity recorded for acquisitions of franchised restaurants during the periods presented and includes adjustments to the allocation of the purchase price for prior acquisitions within the one year measurement period:

	Six Months Ended
	June 28, 2015	June 29, 2014
Restaurants acquired from franchisees	4	3

Properties	$1,303	$1,791
Acquired franchise rights	760	1,200
Goodwill	395	—
Deferred taxes and other assets	(40)	23
Capital leases obligations	(706)	—
Unfavorable leases	(440)	—
Other liabilities	(40)	(63)
Gain on acquisition of restaurants	—	(616)
Total consideration paid, net of cash received	$1,232	$2,335

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
G&A realignment	$4,372	$—	$8,535	$—
System optimization initiative	1,907	1,276	2,357	15,987
Reorganization and realignment costs	$6,279	$1,276	$10,892	$15,987

G&A Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan includes a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company expects to achieve the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. The Company recognized costs totaling $8,535 during the first six months of 2015 and $21,461 in aggregate since inception. The Company expects to incur additional costs aggregating approximately $4,500 during the remainder of 2015, comprised of recruitment and relocation costs of $3,500 for the reinvestment in resources to drive long-term growth and share-based compensation of $1,000.

The following is a summary of the activity recorded as a result of our G&A realignment plan:

	Three Months Ended	Six Months Ended	Total Incurred Since Inception
	June 28, 2015	June 28, 2015
Severance and related employee costs	$637	$2,619	$14,536
Recruitment and relocation costs	514	984	1,193
Other	9	41	129
	1,160	3,644	15,858
Share-based compensation (a)	3,212	4,891	5,603
Total G&A realignment	$4,372	$8,535	$21,461
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

	Balance December 28, 2014	Charges	Payments	Balance June 28, 2015
Severance and related employee costs	$11,609	$2,619	$(5,974)	$8,254
Recruitment and relocation costs	149	984	(902)	231
Other	5	41	(46)	—
	$11,763	$3,644	$(6,922)	$8,485

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

System Optimization Initiative

The Company has recognized costs related to its system optimization initiative which includes the sale of restaurants to franchisees. In connection with reducing its ongoing company-owned restaurant ownership to approximately 5% of the total system, the Company expects to incur additional costs of approximately $11,000 in aggregate during the remainder of 2015 and 2016. Such costs are primarily comprised of accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that will be sold to franchisees of approximately $7,000 and professional fees of approximately $4,000.

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended		Total Incurred Since Inception
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Severance and related employee costs	$303	$393	$629	$5,926	$17,887
Professional fees	110	558	151	3,189	5,964
Other (a)	(128)	325	(45)	2,762	4,496
	285	1,276	735	11,877	28,347
Accelerated depreciation and amortization (b)	1,622	—	1,622	475	19,036
Share-based compensation (c)	—	—	—	3,635	5,013
Total system optimization initiative	$1,907	$1,276	$2,357	$15,987	$52,396
_______________

(a)	The three and six months ended June 28, 2015 includes a reversal of an accrual of $210 as a result of a change in estimate.

(b)
Primarily includes accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that will be or have been sold in connection with our system optimization initiative.

(c)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our system optimization initiative.

The table below presents a rollforward of our accrual for our system optimization initiative, which is included in “Accrued expenses and other current liabilities.”

	Balance December 28, 2014	Charges	Payments	Balance June 28, 2015
Severance and related employee costs	$2,235	$629	$(2,438)	$426
Professional fees	146	151	(159)	138
Other	423	(45)	(254)	124
	$2,804	$735	$(2,851)	$688

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(6) Investments

Investment in TimWen

Wendy’s is a partner in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. (Tim Hortons is a registered trademark of The TDL Group Corp./Groupe TDL Corporation.) Wendy’s 50% share of the joint venture is accounted for using the equity method of accounting. Our equity in earnings from TimWen is included in “Other operating expense, net.” As described in Note 3, the Company completed its plan to sell all of its company-owned restaurants in Canada to franchisees during the second quarter of 2015; however the Company plans to retain its ownership in TimWen.

Presented below is an unaudited summary of activity related to our investment in TimWen included in “Investments” in our condensed consolidated financial statements:

	Six Months Ended
	June 28, 2015	June 29, 2014
Balance at beginning of period	$69,790	$79,810

Equity in earnings for the period	5,712	6,197
Amortization of purchase price adjustments (a)	(1,167)	(1,325)
	4,545	4,872
Distributions received	(5,825)	(6,443)
Foreign currency translation adjustment included in “Other comprehensive income (loss), net”	(3,971)	314
Balance at end of period	$64,539	$78,553
_______________

(a)	Based upon an average original aggregate life of 21 years.

(7) Long-Term Debt

Long-term debt consisted of the following:

	June 28, 2015	December 28, 2014
Series 2015-1 Class A-2 Notes:
Series 2015-1 Class A-2-I Notes	$875,000	$—
Series 2015-1 Class A-2-II Notes	900,000	—
Series 2015-1 Class A-2-III Notes	500,000	—
Term A Loans, repaid in June 2015	—	541,733
Term B Loans, repaid in June 2015	—	759,758
7% debentures, due in 2025	86,453	85,853
Capital lease obligations, due through 2042 (a)	78,467	59,073
Unamortized debt issuance costs (b)	(42,543)	(8,243)
	2,397,377	1,438,174
Less amounts payable within one year (a)	(17,595)	(53,202)
Total long-term debt	$2,379,782	$1,384,972
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)
Capital lease obligations as of December 28, 2014 and the related amounts payable within one year have been updated to exclude the Bakery’s capital lease obligations as a result of the sale of the Bakery during the second quarter of 2015 and the presentation as discontinued operations in our condensed consolidated balance sheet as of December 28, 2014.

(b)
During the second quarter of 2015, the Company early adopted an amendment requiring debt issuance costs be presented in the balance sheet as a direct reduction of the related debt liability rather than as an asset. The adoption of this guidance resulted in the reclassification of debt issuance costs of $8,243 from “Other assets” to “Long-term debt” in our condensed consolidated balance sheet as of December 28, 2014. See Note 1 and Note 16 for further information.

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, as of June 28, 2015 were as follows:

Fiscal Year
2015 (a)	$5,837
2016	23,229
2017	23,420
2018	24,532
2019	862,906
Thereafter	1,513,543
$2,453,467
_______________

(a)	Represents maturities of long-term debt for the remainder of our 2015 fiscal year, from June 29, 2015 through January 3, 2016.

Except as described below, the Company did not have any significant changes to its long-term debt as disclosed in the notes to our consolidated financial statements included in the Form 10-K.

On June 1, 2015, Wendy’s Funding, LLC (“Wendy’s Funding” or the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.371% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $875,000, Series 2015-1 4.080% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”) with an initial principal amount of $900,000 and the Series 2015-1 4.497% Fixed Rate Senior Secured Notes, Class A-2-III, (the “Class A-2-III Notes”) with an initial principal amount of $500,000 (collectively the “Series 2015-1 Class A-2 Notes”). In addition, the Master Issuer entered into a revolving financing facility of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2015-1 Class A-1 Notes” and, together with the Series 2015-1 Class A-2 Notes, the “Series 2015-1 Senior Notes”), which allows for the drawing of up to $150,000 under the Series 2015-1 Class A-1 Notes, which include certain credit instruments, including a letter of credit facility. The Series 2015-1 Class A-1 Notes were issued under the Indenture and allow for drawings on a revolving basis.

The Series 2015-1 Senior Notes were issued in a securitization transaction pursuant to which certain of the Company’s domestic and foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, were contributed or otherwise transferred to the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors (the “Guarantors”) of the Series 2015-1 Senior Notes and that have pledged substantially all of their assets, excluding certain real estate assets and subject to certain limitations, to secure the Series 2015-1 Senior Notes. The Company has guaranteed the obligations of the Master Issuer under the Indenture and the Series 2015-I Senior Notes and pledged substantially all of its assets to secure such obligations.

Interest and principal payments on the Series 2015-1 Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Series 2015-1 Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the Series 2015-I Class A-2 Notes is in June 2045, but, unless earlier prepaid to

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

the extent permitted under the Indenture, the anticipated repayment dates of the Class A-2-I Notes, the Class A-2-II Notes and the Class A-2-III Notes will be 4.25, 7 and 10 years, respectively (the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Series 2015-1 Class A-2 Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.

The Series 2015-1 Class A-1 Notes will accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Series 2015-1 Class A-1 note agreement. There is a commitment fee on the unused portion of the Series 2015-1 Class A-1 Notes which ranges from 0.50% to 0.85% based on utilization. It is anticipated that the principal and interest on the Series 2015-1 Class A-1 Notes will be repaid in full on or prior to June 2020, subject to two additional one-year extensions. Following the anticipated repayment date (and any extensions thereof) additional interest will accrue on the Series 2015-1 Class A-1 Notes equal to 5.0% per year. As of June 28, 2015, $22,000 of letters of credit were outstanding against the Series 2015-1 Class A-1 Notes, which relate primarily to interest reserves required under the Indenture.

During the six months ended June 28, 2015, the Company incurred debt issuance costs of $43,094 in connection with the issuance of the Series 2015-1 Senior Notes. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Series 2015-1 Senior Notes utilizing the effective interest rate method. As of June 28, 2015, the effective interest rates, including the amortization of debt issuance costs, were 3.783%, 4.334% and 4.678% for the Class A-2-I Notes, Class A-2-II Notes and Class A-2-III Notes, respectively.

The Series 2015-1 Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Series 2015-1 Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Series 2015-1 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Series 2015-1 Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Series 2015-1 Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Series 2015-1 Class A-2 Notes on the applicable scheduled maturity date. The Series 2015-1 Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Series 2015-1 Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the noteholders, and are restricted in their use. As of June 28, 2015, Wendy’s Funding had restricted cash of $27,190, which primarily represented cash collections and interest and commitment fee reserves held by the trustee. Such restricted cash is included in “Prepaid expenses and other current assets” in the condensed consolidated balance sheet as of June 28, 2015. Changes in such restricted cash has been presented as a component of cash flows from operating activities in the condensed consolidated statement of cash flows since the cash is restricted to the payment of interest.

The proceeds from the issuance of the Series 2015-1 Class A-2 Notes, were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s May 16, 2013 Restated Credit Agreement amended on September 24, 2013 (the “2013 Restated Credit Agreement”). In connection with the repayment of the Term A Loans and Term B Loans, Wendy’s terminated the related interest rate swaps with notional amounts totaling $350,000 and $100,000, respectively, which had been designated as cash flow hedges. See Note 8 for more information on the interest rate swaps. As a result, the Company recorded a loss on early extinguishment of debt of $7,295, primarily consisting of the write-off of deferred costs related to the 2013 Restated Credit Agreement and fees paid to terminate the related interest rate swaps of $62.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(8) Fair Value Measurements

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 28, 2015		December 28, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$124,214	$124,214	$61,450	$61,450	Level 1
Non-current cost method investments (a)	6,176	154,324	4,264	147,760	Level 3

Financial liabilities
Series 2015-1 Class A-2-I Notes (b)	875,000	868,875	—	—	Level 2
Series 2015-1 Class A-2-II Notes (b)	900,000	892,350	—	—	Level 2
Series 2015-1 Class A-2-III Notes (b)	500,000	491,150	—	—	Level 2
Term A Loans, repaid in June 2015 (b)	—	—	541,733	540,717	Level 2
Term B Loans, repaid in June 2015 (b)	—	—	759,758	752,160	Level 2
7% debentures, due in 2025 (b)	86,453	106,000	85,853	104,250	Level 2
Cash flow hedges (c)	—	—	3,343	3,343	Level 2
Guarantees of franchisee loan obligations (d)	1,028	1,028	968	968	Level 3
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

(b)	The fair values were based on quoted market prices in markets that are not considered active markets.

(c)	The fair values were developed using market observable data for all significant inputs.

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

Our derivative instruments for the periods presented included seven forward starting interest rate swaps designated as cash flow hedges to change the floating rate interest payments associated with $350,000 and $100,000 in borrowings under the Term A Loans and Term B Loans, respectively, to fixed rate interest payments beginning June 30, 2015 and maturing on December 31, 2017. In May 2015, the Company terminated these interest rate swaps and paid $7,275, which was recorded against the derivative liability. In addition, the Company incurred $62 in fees to terminate the interest rate swaps which was included in “Loss on early extinguishment of debt.” See Note 7 for further information. The unrealized loss on the cash flow hedges of $7,275 will be reclassified on a straight line basis from “Accumulated other comprehensive loss” to “Interest expense” beginning June 30, 2015, the original effective date of the interest rate swaps through December 31, 2017, the original maturity date of the interest rate swaps.

As of December 28, 2014, the fair value of the cash flow hedges of $3,343 was included in “Other liabilities” and a corresponding offset to “Accumulated other comprehensive loss.” All of the Company’s financial instruments were in a liability position as of December 28, 2014 and therefore presented gross in the condensed consolidated balance sheet. There was no hedge ineffectiveness from these cash flows hedges through their termination in May 2015.

Non-Recurring Fair Value Measurements

Assets and liabilities remeasured to fair value on a non-recurring basis during the six months ended June 28, 2015 and the year ended December 28, 2014 resulted in impairment which we have recorded to “Impairment of long-lived assets” in our condensed consolidated statements of operations.

Total losses for the six months ended June 28, 2015 and the year ended December 28, 2014 reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements and favorable lease assets) to fair value as a result of (1) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants and (2) declines in operating performance at company-owned restaurants. The fair value of long-lived assets held and used presented in the tables below represents the remaining carrying value and was estimated based on either discounted cash flows of future anticipated lease and sublease income or current market values.

Total losses for the six months ended June 28, 2015 and the year ended December 28, 2014 also include the impact of remeasuring long-lived assets held for sale which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 9 for more information on impairment of our long-lived assets.

		Fair Value Measurements			Six Months Ended June 28, 2015 Total Losses
	June 28, 2015	Level 1	Level 2	Level 3
Held and used	$3,402	$—	$—	$3,402	$10,803
Held for sale	2,353	—	—	2,353	1,152
Total	$5,755	$—	$—	$5,755	$11,955

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

		Fair Value Measurements			2014 Total Losses
	December 28, 2014	Level 1	Level 2	Level 3
Held and used	$8,651	$—	$—	$8,651	$17,139
Held for sale	4,967	—	—	4,967	2,474
Total	$13,618	$—	$—	$13,618	$19,613

(9) Impairment of Long-Lived Assets

During the three and six months ended June 28, 2015 and six months ended June 29, 2014, the Company recorded impairment charges on long-lived assets as a result of (1) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of company-owned restaurants and (2) closing company-owned restaurants and classifying such properties as held for sale. Additionally during the three and six months ended June 28, 2015, the Company recorded impairment charges resulting from the deterioration in operating performance of certain company-owned restaurants and charges for capital improvements in restaurants impaired in prior years which did not subsequently recover. The Company may recognize additional impairment charges resulting from leasing or subleasing additional properties to franchisees in connection with sales of company-owned restaurants to franchisees.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Restaurants leased or subleased to franchisees	$7,551	$77	$8,256	$2,274
Company-owned restaurants	2,073	—	2,547	—
Surplus properties	394	—	1,152	332
	$10,018	$77	$11,955	$2,606

(10) Income Taxes

The Company’s effective tax rate on income from continuing operations for the three months ended June 28, 2015 and June 29, 2014 was 38.1% and 44.2%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes net of federal benefits, primarily resulting from changes to state deferred taxes, (2) changes to valuation allowances on state net operating loss carryforwards due to the expected sale of restaurants under our system optimization initiative, (3) the impact of non-deductible goodwill disposed of in connection with our system optimization initiative, (4) employment credits and (5) foreign rate differential. The changes to state deferred taxes during the three months ended June 28, 2015 was primarily due to the deferred tax impact of an internal restructuring required to complete the securitized financing facility discussed in Note 7, partially offset by the expected sale of restaurants under our system optimization initiative described in Note 3. The changes to state deferred taxes during the three months ended June 29, 2014 was primarily due to the enactment of a mandatory consolidated return filing requirement in New York.

The Company’s effective tax rate on income from continuing operations for the six months ended June 28, 2015 and June 29, 2014 was 34.4% and 41.6%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes net of federal benefits, primarily resulting from changes to state deferred taxes, (2) changes to valuation allowances on state net operating loss carryforwards due to the expected sale of restaurants under our system optimization initiative, (3) adjustments related to prior year tax matters including changes to unrecognized tax benefits, (4) the impact of non-deductible goodwill disposed of in connection with our system optimization initiative, (5) foreign rate differential and (6) employment credits. The changes to state deferred taxes during the six months ended June 28, 2015 was primarily due to the deferred tax impact of an internal restructuring required to complete the securitized financing facility discussed in Note 7, partially offset by the expected sale of restaurants under our system optimization initiative described in Note 3. The changes to state deferred taxes during the six months ended June 29, 2014 was primarily due to the enactment of a mandatory consolidated return filing requirement in New York.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

During the first quarter of 2015, we concluded two state income tax examinations which resulted in the recognition of a net tax benefit of $1,872 and the reduction of our unrecognized tax benefits by $3,686. Additionally, during the second quarter of 2015, unfavorable state court decisions and audit experience led us to abandon certain refund claims, which resulted in a reduction of our unrecognized tax benefits by $1,274. There were no other significant changes to unrecognized tax benefits or related interest and penalties for the Company during the six months ended June 28, 2015. During the next twelve months it is reasonably possible the Company will reduce its unrecognized tax benefits by up to $964, primarily due to the completion of state tax examinations.

(11) Net Income Per Share

Basic net income per share was computed by dividing net income amounts by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Common stock:
Weighted average basic shares outstanding	363,766	366,712	365,175	374,132
Dilutive effect of stock options and restricted shares	6,776	5,460	6,700	6,630
Weighted average diluted shares outstanding	370,542	372,172	371,875	380,762

Diluted net income per share for the three and six months ended June 28, 2015 and June 29, 2014 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 434 and 599 for the three and six months ended June 28, 2015, respectively, and 4,758 and 5,306 for the three and six months ended June 29, 2014, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(12) Stockholders’ Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Six Months Ended
	June 28, 2015	June 29, 2014
Balance at beginning of period	$1,717,576	$1,929,486
Comprehensive income	52,563	74,205
Dividends	(40,189)	(36,648)
Repurchases of common stock	(63,206)	(277,275)
Share-based compensation	12,242	15,158
Exercises of stock options	15,278	23,412
Vesting of restricted shares	(1,393)	(1,397)
Tax benefit from share-based compensation	45,452	17,338
Other	103	87
Balance at end of period	$1,738,426	$1,744,366

Repurchases of Common Stock

On June 1, 2015, our Board of Directors authorized a new repurchase program for up to $1,400,000 of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible. As part of the authorization, the Company commenced an $850,000 share repurchase program on June 3, 2015, which included (1) a modified Dutch auction tender offer to repurchase up to $639,000 of our common stock and (2) a separate stock purchase agreement to repurchase up to $211,000 of our common stock from the Trian Group (as defined below in Note 13). For additional information on the separate stock purchase agreement see Note 13. During the second quarter of 2015, the Company incurred costs of $1,489 in connection with the tender offer, which were recorded to treasury stock. Subsequent to the second quarter of 2015, on June 30, 2015, the tender offer expired and on July 8, 2015, the Company repurchased 55,808 shares for an aggregate purchase price of $639,000.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

On July 17, 2015, the Company repurchased 18,416 shares, pursuant to the separate purchase agreement, for an aggregate purchase price of $210,867. As a result, the $850,000 share repurchase program that commenced on June 3, 2015 was completed.
In August 2014, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. For the six months ended June 28, 2015, the Company repurchased 5,655 shares with an aggregate purchase price of $61,631, excluding commissions of $86.
In January 2014, our Board of Directors authorized a repurchase program for up to $275,000 of our common stock through the end of fiscal year 2014. The Company utilized the full authorization upon completion of a modified Dutch auction tender offer on February 19, 2014 resulting in 29,730 shares repurchased for an aggregate purchase price of $275,000. The Company incurred costs of $2,275 in connection with the tender offer, which were recorded to treasury stock.
Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges	Pension	Total
Balance at December 28, 2014	$(28,363)	$(2,044)	$(887)	$(31,294)
Current-period other comprehensive loss	(12,494)	(2,442)	(203)	(15,139)
Balance at June 28, 2015	$(40,857)	$(4,486)	$(1,090)	$(46,433)

Balance at December 29, 2013	$(9,803)	$744	$(1,278)	$(10,337)
Current-period other comprehensive income (loss)	975	(2,418)	338	(1,105)
Balance at June 29, 2014	$(8,828)	$(1,674)	$(940)	$(11,442)

The cumulative gains and losses on these items are included in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets.

(13) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

Stock Purchase Agreement

On June 2, 2015, the Company entered into a stock purchase agreement to repurchase our common stock from Nelson Peltz, Peter W. May and Edward P. Garden (who are members of the Company’s Board of Directors) and certain of their family members and affiliates, investment funds managed by Trian Fund Management, L.P. (an investment management firm controlled by Messrs. Peltz, May and Garden, “TFM”) and the general partner of certain of those funds (together with Messrs. Peltz, May and Garden, certain of their family members and affiliates and TFM, the “Trian Group”), who in the aggregate owned approximately 24.8% of the Company’s outstanding shares as of May 29, 2015. Pursuant to the agreement, the Trian Group agreed not to tender or sell any of its shares in the modified Dutch auction tender offer the Company commenced on June 3, 2015. Also pursuant to the agreement, the Company agreed, following completion of the tender offer, to purchase from the Trian Group a pro rata amount of its shares based on the number of shares the Company purchases in the tender offer, at the same price received by shareholders who participated in the tender offer. On July 17, 2015, after completion of the modified Dutch auction tender offer, the Company repurchased 18,416 shares of its common stock from the Trian Group at the price paid in the tender offer of $11.45 per share, for an aggregate purchase price of $210,867.

Transactions with QSCC

Wendy’s received $92 of lease income from its purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) during both the six months ended June 28, 2015 and June 29, 2014, which has been recorded as a reduction of “General and administrative.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $4,015 and $3,127 under leases for the operation of company-owned restaurants during the six months ended June 28, 2015 and June 29, 2014, respectively, which have been included in “Cost of sales.” Wendy’s subleases some of the restaurant facilities to franchisees for which Wendy’s paid TimWen $1,877 during the six months ended June 28, 2015, which has been included in “Other operating expense, net.” Prior to 2015, franchisees paid TimWen directly for these subleases. TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $112 and $125 during the six months ended June 28, 2015 and June 29, 2014, respectively, which has been included as a reduction to “General and administrative.”

(14) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of June 28, 2015, the Company had accruals for all of its legal and environmental matters aggregating $2,664. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

(15) Multiemployer Pension Plan

As further described in the Form 10-K, in December 2013, The New Bakery Co. of Ohio, Inc. (the “Bakery Company”), a 100% owned subsidiary of Wendy’s, now known as The New Bakery Company, LLC, terminated its participation in the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”) and formally notified the plan’s trustees of its withdrawal from the plan. The Union Pension Fund administrator acknowledged the withdrawal, which required Wendy’s to assume an estimated withdrawal liability of $13,500 based on the applicable requirements of the Employee Retirement Income Security Act, as amended, and which was included in “Cost of sales” during the fourth quarter of 2013. As a result, Wendy’s made payments to the Union Pension Fund aggregating $1,014 during 2014 and 2015 which were recorded as reductions to the withdrawal liability. The Bakers Local No. 57, Bakery, Confectionery, Tobacco Workers & Grain Millers International Union of America, AFL-CIO (the “Union”) filed a charge with the National Labor Relations Board (the “NLRB”) related to the Bakery Company’s withdrawal from the Union Pension Fund. On July 22, 2014, The New Bakery of Zanesville, LLC (“Zanesville”), a 100% owned subsidiary of Wendy’s, and the Union entered into a settlement agreement with the NLRB.  The terms of the settlement include an agreement by Zanesville and the Union to recommence negotiations. On March 27, 2015, Zanesville and the Union signed a memorandum of agreement outlining the terms for a new collective bargaining agreement, including re-entering the Union Pension Fund and signing the collective bargaining agreement on or about May 15, 2015. The terms of the collective bargaining agreement were ratified by the Union and became effective upon execution of the collective bargaining agreement. During the first quarter of 2015, the Company began negotiating the potential sale of the Bakery Company which would result in the buyer signing the collective bargaining agreement and re-entering the Union Pension Fund. As a result, the Company concluded that its loss contingency for the pension withdrawal payments was no longer probable and, as such, reversed $12,486 of the outstanding withdrawal liability to “Cost of sales” during the first quarter of 2015.

During the second quarter of 2015, with negotiations ongoing, Zanesville and the Union agreed to an extension of the May 15, 2015 deadline for re-entering the Union Pension Fund. On May 15, 2015, in preparation for the sale of the Bakery, Zanesville merged into the Bakery Company. The Bakery Company was sold on May 31, 2015 and subsequently the Bakery Company signed the collective bargaining agreement and re-entered the Union Pension Fund. As a result of the sale, Wendy’s no longer has any obligations related to the Union Pension Fund. See Note 2 for more information on the sale of the Bakery.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(16) New Accounting Standards

New Accounting Standards

In July 2015, the Financial Accounting Standards Board (the “FASB”) issued an amendment to defer for one year the effective date of the new standard on revenue recognition issued in May 2014. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard is now effective commencing with our 2018 fiscal year and requires enhanced disclosures. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

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

New Accounting Standards Adopted

In April 2015, the FASB issued an amendment that modifies the presentation of debt issuance costs. The amendment requires debt issuance costs be presented in the balance sheet as a direct reduction of the related debt liability rather than as an asset. The Company early adopted this amendment, which required retrospective application, during the second quarter of 2015. The adoption of this guidance resulted in the reclassification of debt issuance costs of $8,243 from “Other assets” to “Long-term debt” in our condensed consolidated balance sheet as of December 28, 2014. See Note 7 for more information.

In April 2014, the FASB issued an amendment that modifies the criteria for reporting a discontinued operation. The amendment changes the definition of a discontinued operation including the implementation guidance and requires expanded disclosures. The Company adopted this amendment, prospectively, during the first quarter of 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (the “Form 10-K”). There have been no material changes as of June 28, 2015 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding Item 1 of Part II. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s franchises and operates company-owned Wendy’s® quick-service restaurants throughout North America (defined as the United States of America (“U.S.”) and Canada). Wendy’s also has franchised restaurants in 27 foreign countries and U.S. territories.

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

On May 31, 2015, Wendy’s completed the sale of its company-owned bakery, The New Bakery Company, LLC (the “Bakery”), a 100% owned subsidiary of Wendy’s. As a result of the sale of the Bakery, as further discussed below in “Sale of the Bakery,” the Bakery’s results of operations for all periods presented and the gain on disposal have been included in “Net income from discontinued operations” in our condensed consolidated statements of operations.

Prior to fiscal 2015, the Company reported its system optimization initiative as a discrete event and separately included the related gain or loss on sales of restaurants, impairment losses and other associated costs, along with other restructuring initiatives, in “Facilities action charges (income), net.” In February 2015, the Company announced plans to reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system and further emphasized that restaurant dispositions and acquisitions are a continuous and integrated part of the overall strategy to optimize its restaurant portfolio. As a result, commencing with the first quarter of 2015, all gains and losses on dispositions are included on a separate line in our condensed consolidated statements of operations, “System optimization gains, net” and impairment losses recorded in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”) are reclassified to “Impairment of long-lived assets.” In addition, the Company retitled the line, “Facilities action charges (income), net” to “Reorganization and realignment costs” in our condensed consolidated statements of operations to better describe the current and historical initiatives included given the reclassifications described above. The Company believes the new presentation will aid users in understanding its results of operations. The prior periods reflect reclassifications to conform to the current year presentation. All amounts being reclassified in our statements of operations were separately disclosed in the notes to our consolidated financial statements included in our Form 10-Q for the fiscal quarter ended June 29, 2014 and Form 10-K. Such reclassifications had no impact on operating profit, net income or net income per share. See Note 1 of the Financial Statements contained in Item 1 herein for a tabular illustration of the reclassifications.

Executive Overview

Sale of the Bakery

On May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in The New Bakery Company, LLC (the “Bakery”), its 100% owned subsidiary, to East Balt US, LLC (the “Buyer”) for $78.5 million in cash (subject to customary purchase price adjustments). The Company recorded a pre-tax gain on the disposal of the Bakery of $27.3 million in the second quarter of 2015 which included transaction closing costs and a reduction of goodwill. The Company recognized income tax expense associated with the gain on disposal of $12.2 million during the second quarter of 2015 which included the impact of the disposal of non-deductible goodwill. In conjunction with the Bakery sale, Wendy’s entered into a transition services agreement with the Buyer, pursuant to which Wendy’s will provide certain continuing corporate and shared services to the Buyer through March 31, 2016 for no additional consideration.

Our Continuing Business

As of June 28, 2015, the Wendy’s restaurant system was comprised of 6,477 restaurants, of which 860 were owned and operated by the Company. As of June 28, 2015, all of our company-owned restaurants are located in the U.S. as a result of the Company completing its initiative during the second quarter of 2015 to sell all company-owned restaurants in Canada to franchisees.

Wendy’s operating results are impacted by a number of external factors, including unemployment, general economic trends, intense price competition, commodity costs and weather.

Wendy’s long-term growth opportunities will be driven by a combination of brand relevance and economic relevance. Key components of growth include (1) North America systemwide same-restaurant sales growth through continuing core menu improvement and product innovation, (2) investing in our Image Activation program, which includes innovative exterior and interior restaurant designs for our new and reimaged restaurants and focused execution of operational excellence, (3) growth in new restaurants, including global growth, (4) increased restaurant utilization in various dayparts and brand access utilizing mobile technology, (5) building shareholder value through financial management strategies and (6) our system optimization initiative.

Wendy’s revenues for the first six months of 2015 include: (1) $742.6 million of sales at company-owned restaurants and (2) $154.3 million of royalty revenue, $38.1 million of rental income and $6.3 million of franchise fees from franchisees. Substantially all of our Wendy’s royalty agreements provide for royalties of 4.0% of franchisees’ revenues.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Restaurant Sales
We report Wendy’s same-restaurant sales commencing after new restaurants have been open for at least 15 continuous months and after remodeled restaurants have been reopened for three continuous months. This methodology is consistent with the metric used by our management for internal reporting and analysis. The tables summarizing same-restaurant sales below in “Results of Operations” provides the same-restaurant sales percent changes. Same-restaurant sales exclude the impact of currency translation.

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

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes opportunistic acquisitions and dispositions, as well as a shift from company-owned restaurants to franchised restaurants over time. During 2013 and 2014, the Company completed the sale of 244 and 255 company-owned restaurants to franchisees, respectively. During the second quarter of 2015, the Company completed its plan to sell all of its company-owned restaurants in Canada to franchisees, with the sale of 83 Canadian restaurants, bringing the aggregate total of Canadian restaurants sold to franchisees to 129 during 2014 and 2015. In February 2015, the Company announced plans to sell approximately 540 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the middle of 2016.

Gains and losses recognized on dispositions are recorded to “System optimization gains, net” in our condensed consolidated statements of operations. During the first six months of 2015 and 2014, the Company completed the sale of 100 and 178 company-owned restaurants to franchisees, respectively, as well as other assets, and recognized net gains totaling $14.9 million and $74.4 million, respectively.

Costs related to our system optimization initiative are recorded to “Reorganization and realignment costs.” During the first six months of 2015 and 2014, the Company recognized costs totaling $2.4 million and $16.0 million, respectively, which primarily included severance and related employee costs, share-based compensation expense and professional fees. In connection with reducing its ongoing company-owned restaurant ownership to approximately 5% of the total system, the Company expects to incur additional costs of approximately $11.0 million in aggregate during the remainder of 2015 and 2016. Such costs are primarily comprised of accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that will be sold to franchisees of approximately $7.0 million and professional fees of approximately $4.0 million.

G&A Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan includes a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company expects to achieve the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. The Company recognized costs totaling $8.5 million in the first six months of 2015, which primarily included severance and related employee costs and share-based compensation and were recorded to “Reorganization and realignment costs.” The Company expects to incur additional costs aggregating approximately $4.5 million during the remainder of 2015, comprised of recruitment and relocation costs of $3.5 million for the reinvestment in resources to drive long-term growth and share-based compensation of $1.0 million.

Securitized Financing Facility

As further described below in “Liquidity and Capital Resources - Securitized Financing Facility,” on June 1, 2015, the Company completed a $2,275.0 million securitized financing facility, which consists of the following: $875.0 million of 3.371%, $900.0 million of 4.080% and $500.0 million of 4.497% Series 2015-1 fixed rate senior secured notes (collectively the “Series 2015-1 Class A-2 Notes”). In addition, the Company entered into a purchase agreement for the issuance of Series 2015-1 variable funding senior secured notes, Class A-1 (the “Series 2015-1 Class A-1 Notes” and, together with the Series 2015-1 Class A-2 Notes, the “Series 2015-1 Senior Notes”), which allows for the issuance of up to $150.0 million of variable funding notes and certain other credit instruments, including letters of credit. The proceeds from the issuance of the Series 2015-1 Class A-2 Notes, were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s May 16, 2013 Restated Credit Agreement amended on September 24, 2013 (the “2013 Restated Credit Agreement”). In connection with the repayment of the Term A Loans and Term B Loans, the Company terminated the related interest rate swaps with notional amounts totaling $350.0 million and $100.0 million, respectively, which had been designated as cash flow hedges. As a result, the Company recorded a loss on early extinguishment of debt of $7.3 million, primarily consisting of the write-off of deferred costs related to the 2013 Restated Credit Agreement of $7.2 million and fees paid to terminate the related interest rate swaps of $0.1 million.

Related Party Transactions

Stock Purchase Agreement

On June 2, 2015, the Company entered into a stock purchase agreement to repurchase our common stock from Nelson Peltz, Peter W. May and Edward P. Garden (who are members of the Company’s Board of Directors) and certain of their family members and affiliates, investment funds managed by Trian Fund Management, L.P. (an investment management firm controlled by Messrs. Peltz, May and Garden, “TFM”) and the general partner of certain of those funds (together with Messrs. Peltz, May and Garden, certain of their family members and affiliates and TFM, the “Trian Group”), who in the aggregate owned approximately 24.8% of the Company’s outstanding shares as of May 29, 2015. Pursuant to the agreement, the Trian Group agreed not to tender or sell any of its shares in the modified Dutch auction tender offer the Company commenced on June 3, 2015. Also pursuant to the agreement, the Company agreed, following completion of the tender offer, to purchase from the Trian Group a pro rata amount of its shares based on the number of shares the Company purchases in the tender offer, at the same price received by shareholders who participated in the tender offer. On July 17, 2015, after completion of the modified Dutch auction tender offer, the Company repurchased 18.4 million shares of its common stock from the Trian Group at the price paid in the tender offer of $11.45 per share, for an aggregate purchase price of $210.9 million.

TimWen Lease and Management Fees

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $4.0 million and $3.1 million under leases for the operation of company-owned restaurants during the first six months of 2015 and 2014, respectively, which have been included in “Cost of sales.” Wendy’s subleases some of the restaurant facilities to franchisees for which Wendy’s paid TimWen $1.9 million during the first six months of 2015, which has been included in “Other operating expense, net.” Prior to 2015, franchisees paid TimWen directly for these subleases. TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $0.1 million during both the first six months of 2015 and 2014, which have been included as a reduction to “General and administrative.”

Results of Operations

The tables included throughout Results of Operations, set forth in millions the Company’s consolidated results of operations for the three months ended June 28, 2015 and June 29, 2014. As a result of the sale of the Bakery discussed above in “Introduction - Sale of the Bakery,” the Bakery’s results of operations for the period from March 30, 2015 through May 31, 2015 and the three months ended June 29, 2014 have been included in “Income from discontinued operations, net of income taxes” in the table below.

	Three Months Ended
	June 28, 2015	June 29, 2014	Change
Revenues:
Sales	$385.0	$407.7	$(22.7)
Franchise revenues	104.5	98.4	6.1
	489.5	506.1	(16.6)
Costs and expenses:
Cost of sales	315.1	335.1	(20.0)
General and administrative	60.8	66.4	(5.6)
Depreciation and amortization	39.3	38.0	1.3
System optimization gains, net	(15.7)	(1.4)	(14.3)
Reorganization and realignment costs	6.3	1.3	5.0
Impairment of long-lived assets	10.0	0.1	9.9
Other operating expense, net	9.4	5.4	4.0
	425.2	444.9	(19.7)
Operating profit	64.3	61.2	3.1
Interest expense	(17.2)	(13.1)	(4.1)
Loss on early extinguishment of debt	(7.3)	—	(7.3)
Other income, net	0.3	0.8	(0.5)
Income from continuing operations before income taxes	40.1	48.9	(8.8)
Provision for income taxes	(15.3)	(21.6)	6.3
Income from continuing operations	24.8	27.3	(2.5)
Discontinued operations:
Income from discontinued operations, net of income taxes	0.3	1.7	(1.4)
Gain on disposal of discontinued operations, net of income taxes	15.1	—	15.1
Net income from discontinued operations	15.4	1.7	13.7
Net income	$40.2	$29.0	$11.2

	Second Quarter 2015		Second Quarter 2014
Sales:
Wendy’s	$385.0		$407.7

	Second Quarter 2015		Second Quarter 2014
Franchise revenues:
Royalty revenue	$80.7		$81.3
Rental income	20.2		16.3
Franchise fees	3.6		0.8
Total franchise revenues	$104.5		$98.4

	Second Quarter 2015	% of Sales	Second Quarter 2014	% of Sales
Cost of sales:
Wendy’s
Food and paper	$122.4	31.8%	$132.8	32.6%
Restaurant labor	107.1	27.8%	115.0	28.2%
Occupancy, advertising and other operating costs	85.6	22.2%	87.3	21.4%
Total cost of sales	$315.1	81.8%	$335.1	82.2%

	Second Quarter 2015	Second Quarter 2014
Wendy’s restaurant margin $	$69.9	$72.6

Wendy’s restaurant margin %	18.2%	17.8%

	Second Quarter 2015	Second Quarter 2014
Same-restaurant sales:
North America same-restaurant sales:
Company-owned	2.4%	3.9%
Franchised	2.2%	3.1%
Systemwide	2.2%	3.2%

Total same-restaurant sales:
Company-owned	2.4%	3.9%
Franchised (a)	2.1%	2.8%
Systemwide (a)	2.1%	3.0%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela).

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at March 29, 2015	943	5,545	6,488
Opened	3	14	17
Closed	(3)	(25)	(28)
Net (sold to) purchased by franchisees	(83)	83	—
Restaurant count at June 28, 2015	860	5,617	6,477

Sales	Change
Wendy’s	$(22.7)

The decrease in sales during the second quarter of 2015 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative, during the second quarter of 2014 and thereafter, which resulted in a reduction in sales of $37.2 million. Company-owned same-restaurant sales during the second quarter of 2015 increased due to an increase in our average per customer check amount, in part offset by a decrease in customer count. Our average per customer check amount increased primarily due to benefits from strategic price increases on our menu items and changes in the composition of our sales. Same-restaurant sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants. Sales during the second quarter of 2015 were negatively impacted by $3.5 million due to changes in Canadian foreign currency rates relative to the U.S. dollar.

Franchise Revenues	Change
Rental income	$3.9
Franchise fees	2.8
Royalty revenue	(0.6)
$6.1

The increase in franchise revenues during the second quarter of 2015 was primarily due to increased rental income and initial franchise fees resulting primarily from sales of company-owned restaurants to franchisees under our system optimization initiative. Royalty revenue slightly decreased primarily due to the impact of royalty incentives under our franchise Image Activation incentive programs. This decrease was partially offset by a 2.1% increase in franchise same-restaurant sales.

Wendy’s Cost of Sales	Change
Food and paper	(0.8)%
Restaurant labor	(0.4)%
Occupancy, advertising and other operating costs	0.8%
(0.4)%

The decrease in cost of sales, as a percent of sales, during the second quarter of 2015 was due to benefits from strategic price increases on our menu items and changes in the composition of our sales. As a percent of sales, this decrease in cost was partially offset by the impact of a decrease in customer count on certain fixed operating costs.

General and Administrative	Change
Capitalized internal labor costs	(1.9)
Employee compensation and related expenses	(1.2)
Share-based compensation	(0.8)
Other, net	(1.7)
$(5.6)

The decrease in general and administrative expenses during the second quarter of 2015 was primarily due to (1) an increase in capitalized internal labor costs related to consumer-facing restaurant technology and our Image Activation program, (2) a decrease in employee compensation and related expenses primarily as a result of the realignment of our U.S. field operations and Restaurant Support Center in Dublin, Ohio as part of our G&A realignment plan to reduce general and administrative expenses and (3) a decrease in share-based compensation as a result of awards granted and timing of expense recognition.

Depreciation and Amortization	Change
Restaurants	$1.0
Corporate and other	0.3
$1.3

The increase in restaurant depreciation and amortization during the second quarter of 2015 was primarily due to depreciation and amortization on new and reimaged Image Activation restaurants. This increase was partially offset by decreases in (1) accelerated depreciation on existing assets that are being replaced as part of our Image Activation program and (2) depreciation on assets sold under our system optimization initiative.

System Optimization Gains, Net	Second Quarter
	2015	2014
System optimization gains, net	$(15.7)	$(1.4)

The increase in system optimization gains, net during the second quarter of 2015 was due to the sale of 83 company-owned restaurants to franchisees during the second quarter of 2015.

Reorganization and Realignment Costs	Second Quarter
	2015	2014
G&A realignment	$4.4	$—
System optimization initiative	1.9	1.3
	$6.3	$1.3

In November 2014, the Company initiated the realignment of its U.S. field operations and Restaurant Support Center in Dublin, Ohio to reduce its general and administrative expenses. As a result, the Company recorded costs during the second quarter of 2015 aggregating $4.4 million, which primarily included share-based compensation expense.

During the second quarter of 2015 and 2014, the Company recognized costs associated with its system optimization initiative totaling $1.9 million and $1.3 million, respectively. In 2015, costs primarily included accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that will be sold to franchisees. In 2014, costs primarily included professional fees and severance and related employee costs.

Impairment of Long-Lived Assets	Change
Impairment of long-lived assets	$9.9

The increase in impairment of long-lived assets during the second quarter of 2015 primarily resulted from the remeasurement of properties to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of company-owned restaurants. Additionally during the second quarter of 2015, the Company recorded impairment charges totaling $2.1 million resulting from the deterioration in operating performance of certain company-owned restaurants and charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

Other Operating Expense, Net	Second Quarter
	2015	2014
Lease expense	$11.4	$8.5
Equity in earnings in joint ventures, net	(2.5)	(2.7)
Other	0.5	(0.4)
	$9.4	$5.4

The increase in other operating expense, net during the second quarter of 2015 was primarily due to an increase in lease expense resulting from (1) subleasing properties to franchisees that were previously operated as company-owned restaurants and as such, had been recorded to cost of sales and (2) entering into new leases in connection with facilitating the transfer of restaurants between franchisees for purposes of subleasing such properties to the franchisee.

Interest Expense	Change
Series 2015-1 Senior Notes	$7.3
Term loans	(3.3)
Other, net	0.1
$4.1

The increase in interest expense during the second quarter of 2015 was primarily a result of the Company completing a $2,275.0 million securitized financing facility on June 1, 2015, as further discussed in “Liquidity and Capital Resources - Securitized Financing Facility.” The proceeds were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s 2013 Restated Credit Agreement. The securitized financing facility includes the Series 2015-1 Class A-2 Notes which are comprised of fixed interest rate notes and the Series 2015-1 Class A-1 Notes which allow for the issuance up to $150.0 million of variable funding notes. The Series 2015-1 Class A-2 Notes bear fixed-rate interest at rates higher than our historical effective interest rates on our variable interest rate Term A Loans and Term B Loans. In addition, the principal amounts outstanding on the Series 2015-1 Class A-2 Notes significantly exceed the amounts that were outstanding on the Term A Loans and Term B Loans.

Loss on Early Extinguishment of Debt

During the second quarter of 2015, the Company incurred a loss on the early extinguishment of debt as a result of repaying all amounts outstanding on the Term A Loans and Term B Loans under the 2013 Restated Credit Agreement, with the proceeds from its securitized financing facility further discussed in “Liquidity and Capital Resources - Securitized Financing Facility.” The loss on the early extinguishment of debt was primarily comprised of the write-off of deferred costs associated with the Restated Credit Agreement of $7.2 million and fees paid to terminate the related interest rate swaps of $0.1 million.

Provision for Income Taxes	Change
Federal and state expense on variance in income from continuing operations before income taxes	$(3.3)
System optimization initiative	(4.7)
State income taxes, net of federal benefits	1.3
Other	0.4
$(6.3)

Our income taxes during the second quarter of 2015 and 2014 were impacted by (1) variations in income from continuing operations before income taxes, adjusted for recurring items, (2) our system optimization initiative and (3) state income taxes, net of federal benefits, which included a provision of $4.1 million in the second quarter of 2015 for changes in the Company’s state tax profile resulting from an internal restructuring required to complete the securitized financing facility discussed in “Liquidity and Capital Resources - Securitized Financing Facility” that was partially offset by the effect of a mandatory consolidated return filing requirement in New York enacted during the second quarter of 2014.

Net Income from Discontinued Operations	Second Quarter
	2015	2014
Income from discontinued operations before income taxes	$0.8	$2.7
Provision for income taxes	(0.5)	(1.0)
Income from discontinued operations, net of income taxes	0.3	1.7
Gain on disposal of discontinued operations before income taxes	27.3	—
Provision for income taxes on gain on disposal	(12.2)	—
Gain on disposal of discontinued operations, net of income taxes	15.1	—
Net income from discontinued operations	$15.4	$1.7

As a result of the sale of the Bakery as discussed above in “Introduction - Sale of the Bakery,” the Bakery’s results of operations for the period from March 30, 2015 through May 31, 2015 and the three months ended June 29, 2014 have been included in “Income from discontinued operations, net of income taxes” in the table above. During the second quarter of 2015, the Company recognized a gain on the disposal of the Bakery of $15.1 million, net of income tax expense of $12.2 million which has been included in net income from discontinued operations. The provision for income taxes on the gain on disposal includes the impact of non-deductible goodwill disposed of as a result of the sale.

Results of Operations

The following tables included throughout Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the six months ended June 28, 2015 and June 29, 2014. As a result of the sale of the Bakery discussed above in “Introduction - Sale of the Bakery,” the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 and six months ended June 29, 2014 have been included in “Income from discontinued operations, net of income taxes” in the table below.

	Six Months Ended
	June 28, 2015	June 29, 2014	Change
Revenues:
Sales	$742.6	$825.7	$(83.1)
Franchise revenues	198.7	188.8	9.9
	941.3	1,014.5	(73.2)
Costs and expenses:
Cost of sales	620.2	698.5	(78.3)
General and administrative	120.5	136.0	(15.5)
Depreciation and amortization	74.9	78.6	(3.7)
System optimization gains, net	(14.9)	(74.4)	59.5
Reorganization and realignment costs	10.9	16.0	(5.1)
Impairment of long-lived assets	12.0	2.6	9.4
Other operating expense, net	15.5	8.8	6.7
	839.1	866.1	(27.0)
Operating profit	102.2	148.4	(46.2)
Interest expense	(29.9)	(26.0)	(3.9)
Loss on early extinguishment of debt	(7.3)	—	(7.3)
Other income, net	0.5	1.4	(0.9)
Income before income taxes	65.5	123.8	(58.3)
Provision for income taxes	(22.5)	(51.5)	29.0
Income from continuing operations	43.0	72.3	(29.3)
Discontinued operations:
Income from discontinued operations, net of income taxes	9.6	3.0	6.6
Gain on disposal of discontinued operations, net of income taxes	15.1	—	15.1
Net income from discontinued operations	24.7	3.0	21.7
Net income	$67.7	$75.3	$(7.6)

	Six Months 2015		Six Months 2014
Sales:
Wendy’s	$742.6		$825.7

	Six Months 2015		Six Months 2014
Franchise revenues:
Royalty revenue	$154.3		$152.3
Rental income	38.1		27.9
Franchise fees	6.3		8.6
Total franchise revenues	$198.7		$188.8

	Six Months 2015	% of Sales	Six Months 2014	% of Sales
Cost of sales:
Wendy’s
Food and paper	$238.0	32.0%	$266.9	32.3%
Restaurant labor	212.3	28.6%	243.4	29.5%
Occupancy, advertising and other operating costs	169.9	22.9%	188.2	22.8%
Total cost of sales	620.2	83.5%	698.5	84.6%

	Six Months 2015	Six Months 2014
Wendy’s restaurant margin $	$122.4	$127.2

Wendy’s restaurant margin %	16.5%	15.4%

	Six Months 2015	Six Months 2014
Same-restaurant sales:
North America same-restaurant sales:
Company-owned	2.5%	2.5%
Franchised	2.7%	1.9%
Systemwide	2.7%	2.0%

Total same-restaurant sales:
Company-owned	2.5%	2.5%
Franchised (a)	2.6%	1.7%
Systemwide (a)	2.6%	1.8%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela).

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at December 28, 2014	957	5,558	6,515
Opened	6	29	35
Closed	(7)	(66)	(73)
Net (sold to) purchased by franchisees	(96)	96	—
Restaurant count at June 28, 2015	860	5,617	6,477

Sales	Change
Wendy’s	$(83.1)

The decrease in sales during the first six months of 2015 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative, during the first six months of 2014 and thereafter, which resulted in a reduction in sales of $109.6 million. Company-owned same-restaurant sales during the first six months of 2015 increased due to an increase in our average per customer check amount, in part offset by a decrease in customer count. Our average per customer check amount increased primarily due to benefits from strategic price increases on our menu items and changes in the composition of our sales. Same-restaurant sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants. Sales during the first six months of 2015 were negatively impacted by $7.4 million due to changes in Canadian foreign currency rates relative to the U.S. dollar.

Franchise Revenues	Change
Rental income	$10.2
Royalty revenue	2.0
Franchise fees	(2.3)
$9.9

The increase in franchise revenues during the first six months of 2015 was primarily due to increased rental income from sales of company-owned restaurants to franchisees under our system optimization initiative. In addition, royalty revenue increased due to a net increase in the number of franchise restaurants in operation during the first six months of 2015 compared to 2014. Royalty revenue was also positively impacted by a 2.6% increase in franchise same-restaurant sales. These increases were partially offset by a decrease in franchise fees driven by lower initial franchise fees due to fewer sales of restaurants to franchisees during the first six months of 2015 compared to 2014.

Wendy’s Cost of Sales	Change
Food and paper	(0.3)%
Restaurant labor	(0.9)%
Occupancy, advertising and other operating costs	0.1%
(1.1)%

The decrease in cost of sales, as a percent of sales, during the first six months of 2015 was due to benefits from strategic price increases on our menu items and changes in the composition of our sales. As a percent of sales, these decreases in costs were partially offset by increased commodity costs, primarily from higher beef prices.

General and Administrative	Change
Share-based compensation	$(4.4)
Employee compensation and related expenses	(4.0)
Capitalized internal labor costs	(2.6)
Professional services	(1.0)
Franchise incentives	(0.7)
Other, net	(2.8)
$(15.5)

The decrease in general and administrative expenses during the first six months of 2015 was primarily due to (1) a decrease in share-based compensation primarily as a result of awards granted and timing of expense recognition, (2) a decrease in employee compensation and related expenses primarily as a result of the realignment of our U.S. field operations and Restaurant Support Center in Dublin, Ohio as part of our G&A realignment plan to reduce general and administrative expenses, (3) an increase in capitalized internal labor costs related to consumer-facing restaurant technology and our Image Activation program, (4) professional services due to costs incurred during 2014 for a strategic consulting project related to our international operations and (5) franchise incentives due to the 2015 Image Activation incentive program solely including royalty reductions compared to our 2014 program which also included a cash incentive.

Depreciation and Amortization	Change
Restaurants	$(4.6)
Corporate and other	0.9
$(3.7)

The decrease in restaurant depreciation and amortization during the first six months of 2015 was primarily due to decreases in (1) accelerated depreciation on existing assets that are being replaced as part of our Image Activation program and (2) depreciation on assets sold under our system optimization initiative. These decreases were partially offset by an increase in restaurant depreciation and amortization on new and reimaged Image Activation restaurants.

System Optimization Gains, Net	Six Months
	2015	2014
System optimization gains, net	$(14.9)	$(74.4)

The decrease in system optimization gains, net during the first six months of 2015 was primarily due to fewer sales of company-owned restaurants to franchisees. The Company sold 100 Canadian restaurants and 178 U.S. restaurants during the first six months of 2015 and 2014, respectively.

Reorganization and Realignment Costs	Six Months
	2015	2014
G&A realignment	$8.5	$—
System optimization initiative	2.4	16.0
	$10.9	$16.0

In November 2014, the Company initiated the realignment of its U.S. field operations and Restaurant Support Center in Dublin, Ohio to reduce its general and administrative expenses. As a result, the Company recorded costs during the first six months of 2015 aggregating $8.5 million, which primarily included (1) share-based compensation expense of $4.9 million, (2) severance and related employee costs of $2.6 million and (3) recruitment and relocation costs of $1.0 million.

During the first six months of 2015 and 2014, the Company recognized costs associated with its system optimization initiative totaling $2.4 million and $16.0 million, respectively. During the first six months of 2015, costs primarily included accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that will be sold to franchisees of $1.6 million and severance and related employee costs of $0.6 million. During the first six months of 2014, costs primarily included (1) severance and related employee costs of $5.9 million, (2) share-based compensation expense of $3.6 million and (3) professional fees of $3.2 million.

Impairment of Long-Lived Assets	Change
Impairment of long-lived assets	$9.4

The increase in impairment of long-lived assets during the first six months of 2015 primarily resulted from the remeasurement of properties to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of company-owned restaurants. Additionally during the first six months of 2015, the Company recorded impairment charges totaling $2.5 million resulting from the deterioration in operating performance of certain company-owned restaurants and charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

Other Operating Expense, Net	Six Months
	2015	2014
Lease expense	$21.3	$14.4
Equity in earnings in joint ventures, net	(4.5)	(4.9)
Other	(1.3)	(0.7)
	$15.5	$8.8

The increase in other operating expense, net during the first six months of 2015 was primarily due to an increase in lease expense resulting from (1) subleasing properties to franchisees that were previously operated as company-owned restaurants and as such, had been recorded to cost of sales and (2) entering into new leases in connection with facilitating the transfer of restaurants between franchisees for purposes of subleasing such properties to the franchisee.

Interest Expense	Change
Series 2015-1 Senior Notes	$7.3
Term loans	(3.5)
Other, net	0.1
$3.9

The increase in interest expense during the first six months of 2015 was primarily a result of the Company completing a $2,275.0 million securitized financing facility on June 1, 2015, as further discussed in “Liquidity and Capital Resources - Securitized Financing Facility.” The proceeds were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s 2013 Restated Credit Agreement. The securitized financing facility includes the Series 2015-1 Class A-2 Notes which are comprised of fixed interest rate notes and the Series 2015-1 Class A-1 Notes which allow for the issuance up to $150.0 million of variable funding notes. The Series 2015-1 Class A-2 Notes bear fixed-rate interest at rates higher than our historical effective interest rates on our variable interest rate Term A Loans and Term B Loans. In addition, the principal amounts outstanding on the Series 2015-1 Class A-2 Notes significantly exceed the amounts that were outstanding on the Term A Loans and Term B Loans.

Loss on Early Extinguishment of Debt

During the second quarter of 2015, the Company incurred a loss on the early extinguishment of debt as a result of repaying all amounts outstanding on the Term A Loans and Term B Loans under the 2013 Restated Credit Agreement, with the proceeds from its securitized financing facility further discussed in “Liquidity and Capital Resources - Securitized Financing Facility.” The loss on the early extinguishment of debt was primarily comprised of the write-off of deferred costs associated with the Restated Credit Agreement of $7.2 million and fees paid to terminate the related interest rate swaps of $0.1 million.

Provision for Income Taxes	Change
Federal and state expense on variance in income from continuing operations before income taxes	$(22.2)
System optimization initiative	(6.2)
Prior year tax matters, including changes to unrecognized tax benefits	(1.7)
State income taxes, net of federal benefits	1.1
$(29.0)

Our income taxes during the first six months of 2015 and 2014 were impacted by (1) variations in income from continuing operations before income taxes, adjusted for recurring items, (2) our system optimization initiative, (3) adjustments related to prior year tax matters including changes to unrecognized tax benefits and (4) state income taxes, net of federal benefits, which included a provision of $4.1 million in the second quarter of 2015 for changes in the Company’s state tax profile resulting from an internal restructuring required to complete the securitized financing facility discussed in “Liquidity and Capital Resources - Securitized Financing Facility” that was partially offset by the effect of a mandatory consolidated return filing requirement in New York enacted during the second quarter of 2014.

Net Income from Discontinued Operations	Six Months
	2015	2014
Income from discontinued operations before income taxes	$15.1	$4.3
Provision for income taxes	(5.5)	(1.3)
Income from discontinued operations, net of income taxes	9.6	3.0
Gain on disposal of discontinued operations before income taxes	27.3	—
Provision for income taxes on gain on disposal	(12.2)	—
Gain on disposal of discontinued operations, net of income taxes	15.1	—
Net income from discontinued operations	$24.7	$3.0

As a result of the sale of the Bakery as discussed above in “Introduction - Sale of the Bakery,” the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 and six months ended June 29, 2014 have been included in “Income from discontinued operations, net of income taxes” in the table above. The increase in income from discontinued operations before income taxes during the first six months of 2015 compared to 2014 is primarily due to the first quarter of 2015 including a reduction to cost of sales of $12.5 million resulting from the reversal of a liability associated with the Bakery’s withdrawal from a multiemployer pension plan. See Note 15 of the Financial Statements contained in Item 1 herein for further discussion.

During the second quarter of 2015, the Company recognized a gain on the disposal of the Bakery of $15.1 million, net of income tax expense of $12.2 million which has been included in net income from discontinued operations. The provision for income taxes on the gain on disposal includes the impact of non-deductible goodwill disposed of as a result of the sale.

Interest Expense Outlook for 2015

The Company now expects that interest expense will increase more significantly in 2015 due to the impact of the securitized financing facility completed on June 1, 2015 as further described below in “Liquidity and Capital Resources - Securitized Financing Facility.”

Liquidity and Capital Resources

Sources and Uses of Cash

Cash provided by operating activities decreased $27.9 million in the first six months of 2015 as compared to the first six months of 2014, primarily due to changes in our net income and non-cash items as well as the following:

•	an increase of $27.2 million in restricted cash for the payment of interest under our securitized financing facility;

•	payments of $7.3 million to terminate our cash flow hedges; partially offset by

•
a $13.3 million favorable impact in accrued expenses and other current liabilities for the comparable periods primarily due to decreases in payments for incentive compensation for the 2014 fiscal year partially offset by an increase in income tax payments, net of refunds; and

•	a $14.4 million favorable impact in accounts payable for the comparable periods due to the timing of payments.

Cash used in investing activities increased $17.4 million in the first six months of 2015 as compared to the first six months of 2014, primarily due to the following:

•	a decrease of $77.5 million in proceeds from dispositions related to our system optimization initiative; and

•	an increase of $16.0 million in capital expenditures primarily for our Image Activation program; partially offset by

•	$78.4 million in proceeds from the sale of the Bakery.

Cash provided by financing activities increased $1,188.2 million in the first six months of 2015 as compared to the first six months of 2014, primarily due to the following:

•
a net increase in cash provided by long-term debt activities of $953.1 million primarily resulting from the securitized financing facility and the related repayment of the 2013 Restated Credit Agreement; and

•	a decrease in repurchases of common stock of $214.1 million.

The net cash provided by our business before the effect of exchange rate changes on cash was approximately $934.1 million.

Sources and Uses of Cash for the Remainder of 2015

Our anticipated sources of cash and cash requirements for the remainder of 2015, exclusive of operating cash flow requirements, consist principally of:

•	capital expenditures of approximately $114.5 million, which would result in total cash capital expenditures for the year of approximately $245.0 million;

•	quarterly cash dividends aggregating up to approximately $31.9 million as discussed below in “Dividends;”

•
stock repurchases of up to $14.5 million authorized through the December 31, 2015 and stock repurchases of up to $1,400.0 million authorized through the end of 2016, of which $849.9 million was repurchased subsequent to June 28, 2015 as discussed below in “Stock Repurchases;”

•	restaurant dispositions under our system optimization initiative; and

•	potential restaurant acquisitions.

Based on current levels of operations, the Company expects that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Securitized Financing Facility

On June 1, 2015, Wendy’s Funding, LLC (“Wendy’s Funding” or the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.371% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $875.0 million, Series 2015-1 4.080% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”) with an initial principal amount of $900.0 million and the Series 2015-1 4.497% Fixed Rate Senior Secured Notes, Class A-2-III, (the “Class A-2-III Notes”) with an initial principal amount of $500.0 million (collectively the “Series 2015-1 Class A-2 Notes”). In addition, the Master Issuer entered into a revolving financing facility of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2015-1 Class A-1 Notes” and, together with the Series 2015-1 Class A-2 Notes, the “Series 2015-1 Senior Notes”), which allow for the drawing of up to $150.0 million under the Series 2015-1 Class A-1 Notes, which include certain credit instruments, including a letter of credit facility. The Series 2015-1 Class A-1 Notes were issued under the Indenture and allow for drawings on a revolving basis.

The Series 2015-1 Senior Notes were issued in a securitization transaction pursuant to which certain of the Company’s domestic and foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, were contributed or otherwise transferred to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors (the “Guarantors”) of the Series 2015-1 Senior Notes and that have pledged substantially all of their assets, excluding certain real estate assets and subject to certain limitations, to secure the Series 2015-1 Senior Notes. The Company has guaranteed the obligations of the Master Issuer under the Indenture and the Series 2015-I Senior Notes and pledged substantially all of its assets to secure such obligations.

Interest and principal payments on the Series 2015-1 Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Series 2015-1 Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the Series 2015-I Class A-2 Notes is in June 2045, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment dates of the Class A-2-I Notes, the Class A-2-II Notes and the Class A-2-III Notes will be 4.25, 7 and 10 years, respectively (the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Series 2015-1 Class A-2 Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.

The Series 2015-1 Class A-1 Notes will accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Series 2015-1 Class A-1 note agreement. There is a commitment fee on the unused portion of the Series 2015-1 Class A-1 Notes which ranges from 0.50% to 0.85% based on utilization. It is anticipated that the principal and interest on the Series 2015-1 Class A-1 Notes will be repaid in full on or prior to June 2020, subject to two additional one-year extensions. Following the anticipated repayment date (and any extensions thereof) additional interest will accrue on the Series 2015-1 Class A-1 Notes equal to 5.0% per year. As of June 28, 2015, $22.0 million of letters of credit were outstanding against the Series 2015-1 Class A-1 Notes, which relate primarily to interest reserves required under the Indenture.

During the six months ended June 28, 2015, the Company incurred debt issuance costs of $43.1 million in connection with the issuance of the Series 2015-1 Senior Notes. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Series 2015-1 Senior Notes utilizing the effective interest rate method. As of June 28, 2015, the effective interest rates, including the amortization of debt issuance costs, were 3.783%, 4.334% and 4.678% for the Class A-2-I Notes, Class A-2-II Notes and Class A-2-III Notes, respectively.

The Series 2015-1 Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Series 2015-1 Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Series 2015-1 Class A-2 Notes under certain circumstances,

(iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Series 2015-1 Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Series 2015-1 Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Series 2015-1 Class A-2 Notes on the applicable scheduled maturity date. The Series 2015-1 Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Series 2015-1 Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the noteholders, and are restricted in their use. As of June 28, 2015, Wendy’s Funding had restricted cash of $27.2 million, which primarily represented cash collections and interest and commitment fee reserves held by the trustee. Such restricted cash is included in “Prepaid expenses and other current assets” in the condensed consolidated balance sheet as of June 28, 2015. Changes in such restricted cash has been presented as a component of cash flows from operating activities in the condensed consolidated statement of cash flows since the cash is restricted to the payment of interest.

The proceeds from the issuance of the Series 2015-1 Class A-2 Notes, were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s May 16, 2013 Restated Credit Agreement amended on September 24, 2013 (the “2013 Restated Credit Agreement”). In connection with the repayment of the Term A Loans and Term B Loans, Wendy’s terminated the related interest rate swaps with notional amounts totaling $350.0 million and $100.0 million, respectively, which had been designated as cash flow hedges. As a result, the Company recorded a loss on early extinguishment of debt of $7.3 million, primarily consisting of the write-off of deferred costs related to the 2013 Restated Credit Agreement of $7.2 million and fees paid to terminate the interest rate swaps of $0.1 million.

Contractual Obligations

Except as described below, the Company did not have any significant changes to its contractual obligations as disclosed in the Form 10-K:

•
The issuance of the Series 2015-1 Senior Notes of $2,275.0 million and the resulting early principal repayment of our Term A Loans and Term B Loans totaling $1,283.2 million, which were due in 2018 and 2019, respectively.

•
As a result of the issuance of the Series 2015-1 Senior Notes, the Company now expects to pay approximately $667.0 million in interest on our long-term debt obligations outstanding, excluding capital leases, as of June 28, 2015.

Dividends

On March 16, 2015 and June 15, 2015, The Wendy’s Company paid quarterly cash dividends of $0.055 per share on its common stock, aggregating $40.2 million. On July 30, 2015, The Wendy’s Company declared a dividend of $0.055 per share to be paid on September 15, 2015 to shareholders of record as of September 1, 2015. If The Wendy’s Company pays regular quarterly cash dividends for the remainder of 2015 at the same rate as declared in our 2015 third quarter, The Wendy’s Company’s total cash requirement for dividends for the remainder of 2015 would be approximately $31.9 million based on the number of shares of its common stock outstanding at July 30, 2015. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

On June 1, 2015, our Board of Directors authorized a new repurchase program for up to $1,400.0 million of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible. As part of the authorization, the Company commenced an $850.0 million share repurchase program on June 3, 2015, which included (1) a modified Dutch auction tender offer to repurchase up to $639.0 million of our common stock and (2) a separate stock purchase agreement to repurchase up to $211.0 million of our common stock from the Trian Group. For additional information on the separate stock purchase agreement see “Introduction - Related Party Transactions” included herein. During the second quarter of 2015, the Company incurred costs of $1.5 million in connection with the tender offer, which were recorded to treasury stock. Subsequent to the second quarter of 2015, on June 30, 2015, the tender offer expired and on July 8, 2015, the Company repurchased

55.8 million shares for an aggregate purchase price of $639.0 million. On July 17, 2015, the Company repurchased 18.4 million shares, pursuant to the separate purchase agreement, for an aggregate purchase price of $210.9 million from the Trian Group. As a result, the $850.0 million share repurchase program that commenced on June 3, 2015 was completed.
In August 2014, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. For the six months ended June 28, 2015, the Company repurchased 5.7 million shares with an aggregate purchase price of $61.6 million, excluding commissions of $0.1 million.
In January 2014, our Board of Directors authorized a repurchase program for up to $275.0 million of our common stock through the end of fiscal year 2014. The Company utilized the full authorization upon completion of a modified Dutch auction tender offer on February 19, 2014 resulting in 29.7 million shares repurchased for an aggregate purchase price of $275.0 million. The Company incurred costs of $2.3 million in connection with the tender offer, which were recorded to treasury stock.
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

As of June 28, 2015 there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 28, 2014, except as described below.

Interest Rate Risk

As discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Liquidity and Capital Resources,” the Company completed a $2,275.0 million securitized financing facility on June 1, 2015. The proceeds were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s 2013 Restated Credit Agreement. In connection with the repayment of the Term A Loans and Term B Loans, the Company terminated the related interest rate swaps with notional amounts totaling $350.0 million and $100.0 million, respectively, which had been designated as cash flow hedges. The unrealized loss on the cash flow hedges of $7.3 million will be reclassified on a straight line basis from “Accumulated other comprehensive loss” to “Interest expense” beginning June 30, 2015, the original effective date of the interest rate swaps through December 31, 2017, the original maturity date of the interest rate swaps.

The securitized financing facility includes the Series 2015-1 Class A-2 Notes which are comprised of fixed interest rate notes and the Series 2015-1 Class A-1 Notes which allow for the issuance up to $150.0 million of variable funding notes. The Series 2015-1 Class A-2 Notes bear fixed-rate interest at rates higher than our historical effective interest rates on our variable interest rate Term A Loans and Term B Loans. In addition, the principal amounts outstanding on the Series 2015-1 Class A-2 Notes significantly exceed the amounts that were outstanding on the Term A Loans and Term B Loans. In addition, the final legal maturity date of substantially all of the Series 2015-1 Senior Notes is in 2045; however, the anticipated repayment dates of the Series 2015-1 Senior Notes range from 2019 through 2025, which is up to six years longer than the prior Term Loans. These changes to the Company’s debt structure have reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. However, the Company is exposed to interest rate increases on borrowings under the Series 2015-1 Class A-1 Notes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 28, 2015. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2015, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the second quarter of 2015 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•
the difficulty in predicting the ultimate costs that will be incurred in connection with the Company’s plan to reduce its general and administrative expenses, and the future impact on the Company’s earnings;

•
risks associated with the Company’s recent securitized financing facility, including the ability to generate sufficient cash flow to meet increased debt service obligations, compliance with operational and financial covenants, and restrictions on the Company’s ability to raise additional capital; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (the “Form 10-K”) (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1A. Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results. Except as set forth below or as described elsewhere in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

The Company and certain of its subsidiaries are subject to various restrictions, and substantially all of the assets of certain subsidiaries are security, under the terms of a securitization transaction that was completed on June 1, 2015.

On June 1, 2015, Wendy’s Funding, LLC (“Wendy’s Funding” or the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.371% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $875.0 million, Series 2015-1 4.080% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”) with an initial principal amount of $900.0 million and the Series 2015-1 4.497% Fixed Rate Senior Secured Notes, Class A-2-III, (the “Class A-2-III Notes”) with an initial principal amount of $500.0 million (collectively the “Series 2015-1 Class A-2 Notes”). In addition, the Master Issuer entered into a revolving financing facility of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2015-1 Class A-1 Notes” and, together with the Series 2015-1 Class A-2 Notes, the “Series 2015-1 Senior Notes”), which allow for the drawing of up to $150.0 million under the Series 2015-1 Class A-1 Notes, which include certain credit instruments, including a letter of credit facility. The Series 2015-1 Class A-1 Notes were issued under the Indenture and allow for drawings on a revolving basis.

The Series 2015-1 Senior Notes were issued in a securitization transaction pursuant to which certain of the Company’s domestic and foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, were contributed or otherwise transferred to the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors (the “Guarantors”) of the Series 2015-1 Senior Notes and that have pledged substantially all of their assets, excluding certain real estate assets and subject to certain limitations, to secure the Series 2015-1 Senior Notes. The Company has guaranteed the obligations of the Master Issuer under the Indenture and the Series 2015-I Senior Notes and pledged substantially all of its assets to secure such obligations.

The Series 2015-1 Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Series 2015-1 Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Series 2015-1 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Series 2015-1 Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Series 2015-1 Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Series 2015-1 Class A-2 Notes on the applicable scheduled maturity date. The Series 2015-1 Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Series 2015-1 Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.

In the event that a rapid amortization event occurs under the Indenture (including, without limitation, upon an event of default under the Indenture or the failure to repay the securitized debt at the end of the applicable term), the funds available to the Company would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business. If the Company’s subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If the Company’s subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations.

The Company has a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of its Subsidiaries, could adversely affect the Company’s business, financial condition and results of operations, as well as the ability of certain of the Company’s subsidiaries to meet debt payment obligations.

The Company has approximately $2.4 billion of outstanding debt, including debt issued in the securitization transaction on June 1, 2015. Additionally, a subsidiary of the Company has issued the Series 2015-1 Class A-1 Notes, which will allow the subsidiary to borrow amounts from time to time on a revolving basis, up to an aggregate principal amount of $150.0 million.

This level of debt could have significant consequences on the Company’s future operations, including:

•	making it more difficult to meet payment and other obligations under outstanding debt;

•
resulting in an event of default if the Company’s subsidiaries fail to comply with the financial and other restrictive covenants contained in debt agreements, which event of default could result in all of the Company’s subsidiaries’ debt becoming immediately due and payable;

•
reducing the availability of the Company’s cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting the Company’s ability to obtain additional financing for these purposes;

•	subjecting the Company to the risk of increased sensitivity to interest rate increases on indebtedness with variable interest rates;

•
limiting the Company’s flexibility in planning for, or reacting to, and increasing its vulnerability to, changes in the Company’s business, the industry in which it operates and the general economy; and

•	placing the Company at a competitive disadvantage compared to its competitors that are less leveraged.

In addition, certain of the Company’s subsidiaries also have significant contractual requirements for the purchase of soft drinks. If consumer preferences change and the Company’s customers purchase fewer soft drinks than expected or estimated, such contractual commitments may adversely affect the financial condition of the Company. The Company has also provided loan guarantees to various lenders on behalf of franchisees entering into debt arrangements for new restaurant development and equipment financing, and two guarantees to lenders for franchisees, in connection with the refinancing of a franchisee’s debt and the sale of restaurants to a franchisee. Certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have been indemnified. In addition, certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have not been indemnified. The Company has also provided an irrevocable stand-by letter of credit to a lender to support a financing program for franchisees that participate in the Company’s Image Activation Program. These commitments could have an adverse effect on the Company’s liquidity and the ability of its subsidiaries to meet payment obligations.

The ability to meet payment and other obligations under the debt instruments of the Company’s subsidiaries depends on their ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond the Company’s control. The Company cannot assure you that its business will generate cash flow from operations, or that future borrowings will be available to it under existing or any future credit facilities or otherwise, in an amount sufficient to enable its subsidiaries to meet their debt payment obligations and to fund other liquidity needs. If the Company’s subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If the Company’s subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations.

In addition, the Company may incur additional indebtedness in the future. If new debt or other liabilities are added to the Company’s current consolidated debt levels, the related risks that it now faces could intensify.

The securitization transaction documents impose certain restrictions on the activities of the Company and its subsidiaries.

The Indenture and the management agreement entered into between a subsidiary of the Company and the Indenture trustee (the “Management Agreement”) contain various covenants that limit the Company’s and its subsidiaries’ ability to engage in specified types of transactions. For example, the Indenture and the Management Agreement contain covenants that, among other things, restrict, subject to certain exceptions, the ability of certain subsidiaries to:

•	incur or guarantee additional indebtedness;

•	sell certain assets;

•	create or incur liens on certain assets to secure indebtedness; or

•	consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.

As a result of these restrictions, the Company may not have adequate resources or flexibility to continue to manage the business and provide for growth of the Wendy’s system, including product development and marketing for the Wendy’s brand, which could have a material adverse effect on the Company’s future growth prospects, financial condition, results of operations and liquidity.

The Company is heavily dependent on computer systems and information technology and any material failure, interruption or security breach of the Company’s computer systems or technology could impair its ability to efficiently operate its business.

The Company is significantly dependent upon its computer systems and information technology to properly conduct its business, including point-of-sale processing in its restaurants, management of its supply chain, collection of cash, payment of obligations and various other processes and procedures. The Company’s ability to efficiently manage its business depends significantly on the reliability and capacity of these systems and information technology. The failure of these systems and information technology to operate effectively, an interruption, problems with maintenance, upgrading or transitioning to replacement systems, fraudulent manipulation of sales reporting from its franchised restaurants resulting in loss of sales and royalty payments, or a breach in security of these systems could be harmful and cause delays in customer service, result in the loss of data and reduce efficiency or cause delays in operations. Significant capital investments might be required to remediate any problems. Any security breach involving the Company’s point-of-sale or other systems could result in a loss of consumer confidence and potential costs associated with fraud. Also, despite the Company’s considerable efforts and technological resources to secure its computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur, resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. A security breach of the Company’s computer systems or information technology could require the Company to notify customers, employees or other groups, result in adverse publicity, loss of sales and profits, and incur penalties or other costs that could adversely affect the operation of the Company’s business and results of operations.

As part of its marketing efforts, the Company relies on search engine marketing and social media platforms to attract and retain customers. These efforts may not be successful, and pose a variety of other risks, including the improper disclosure of proprietary information, negative comments about the Wendy’s brand, exposure of personally identifiable information, fraud or out of date information. The inappropriate use of social media vehicles by franchisees, customers, or employees could increase the Company’s costs, lead to litigation or result in negative publicity that could damage its reputation. The occurrence of any such developments could have an adverse effect on business results.

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact the Company’s business by causing a disruption to its operations, a compromise or corruption of confidential information, and/or damage to its employee and business relationships, all of which could subject the Company to loss and harm its brands.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, vendors and employees. A number of retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems. As the Company’s reliance on technology has increased, so have the risks posed to its systems, both internal and those it has outsourced. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to the relationship with tenants and private data exposure. In addition to maintaining insurance coverage to address cyber incidents, the Company has also implemented processes, procedures and controls to help mitigate these risks. However, these measures, as well as its increased awareness of a risk of a cyber incident, do not guarantee that the Company’s reputation and financial results will not be adversely affected by such an incident.

Because the Company’s franchisees accept electronic forms of payment from its customers, the Company’s business requires the collection and retention of customer data, including credit and debit card numbers and other personally identifiable information in various information systems that the Company and its franchisees maintain and in those maintained by third parties with whom the Company’s franchisees contract to provide credit card processing. The Company also maintains important internal company data, such as personally identifiable information about its employees and franchisees and information relating to its operations. The Company’s use of personally identifiable information is regulated by foreign, federal and state laws, as well as by certain third-party agreements. As privacy and information security laws and regulations change, the Company may incur additional costs to ensure that it remains in compliance with those laws and regulations. If the Company’s security and information systems are compromised or if its employees or franchisees fail to comply with these laws, regulations, or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect the Company’s reputation and could disrupt its operations and result in costly litigation, judgments, or penalties resulting from violation of federal and state laws and payment card industry regulations. A cyber incident could also require the Company to notify customers, employees or other groups, result in adverse publicity, loss of sales and profits, increase fees payable to third parties, and incur penalties or remediation and other costs that could adversely affect the operation of the Company’s business and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the second quarter of 2015:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
March 30, 2015 through May 3, 2015	2,376,065	$10.70	2,312,544	$14,480,890
May 4, 2015 through May 31, 2015	193,788	$10.99	—	$14,480,890
June 1, 2015 through June 28, 2015	1,100,804	$11.35	—	$1,414,480,890
Total	3,670,657	$10.91	2,312,544	$1,414,480,890

(1)
Includes 1,358,113 shares reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In August 2014, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. As of June 28, 2015, $14.5 million remained available for repurchases under this authorization. On June 1, 2015, our Board of Directors authorized the repurchase of up to $1,400.0 million of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible.

As part of the June 1, 2015 authorization, the Company commenced an $850.0 million share repurchase program on June 3, 2015, which included (1) a modified Dutch auction tender offer to repurchase up to $639.0 million of our common stock and (2) a separate stock purchase agreement to repurchase up to $211.0 million of our common stock from the Trian Group. Subsequent to the second quarter of 2015, on June 30, 2015, the tender offer expired and on July 8, 2015, the Company repurchased 55.8 million shares for an aggregate purchase price of $639.0 million. On July 17, 2015, the Company repurchased 18.4 million shares, pursuant to the separate purchase agreement, for an aggregate purchase price of $210.9 million from the Trian Group. As a result, the $850.0 million share repurchase program that commenced on June 3, 2015 was completed.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

4.1
Base Indenture, dated as of June 1, 2015, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.1 of The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

4.2
Series 2015-1 Supplement to Base Indenture, dated as of June 1, 2015, by and between Wendy’s Funding, LLC, as Master Issuer of the Series 2015-1 fixed rate senior secured notes, Class A-2, and Series 2015-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2015-1 Securities Intermediary, incorporated herein by reference to Exhibit 4.2 of The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.1
2015-1 Class A-2 Note Purchase Agreement, dated as of May 19, 2015, by and among The Wendy’s Company, the subsidiaries of The Wendy’s Company party thereto and Guggenheim Securities, LLC, acting on behalf of itself and as the representative of the initial purchasers, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on May 20, 2015 (SEC file no. 001-02207).

10.2
Class A-1 Note Purchase Agreement, dated as of June 1, 2015, by and among Wendy’s Funding, LLC, as Master Issuer, each of Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, as Guarantor, Wendy’s International, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Coöperatieve Centrale Raiffeisen-Boerenleenbank, B.A., “Rabobank Nederland,” New York Branch, as L/C Provider, Swingline Lender and Administrative Agent, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.3
Guarantee and Collateral Agreement, dated as of June 1, 2015, by and among Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.4
Management Agreement, dated as of June 1, 2015, by and among Wendy’s Funding, LLC, Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.5
First Amendment to Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.6
Second Amendment to The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.7
Stock Purchase Agreement, dated as of June 2, 2015, by and between The Wendy’s Company and the persons listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 3, 2015 (SEC file no. 001-02207).

10.8	Employment Letter between The Wendy’s Company and Kurt Kane executed on March 31, 2015.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: August 5, 2015	By: /s/ Todd A. Penegor
Todd A. Penegor
Executive Vice President,
Chief Financial Officer and International
(On behalf of the Company)

Date: August 5, 2015	By: /s/ Scott A. Kriss
Scott A. Kriss
Senior Vice President,
Chief Accounting and Tax Officer
(Principal Accounting Officer)

Exhibit Index

EXHIBIT NO.	DESCRIPTION

4.1
Base Indenture, dated as of June 1, 2015, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.1 of The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

4.2
Series 2015-1 Supplement to Base Indenture, dated as of June 1, 2015, by and between Wendy’s Funding, LLC, as Master Issuer of the Series 2015-1 fixed rate senior secured notes, Class A-2, and Series 2015-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2015-1 Securities Intermediary, incorporated herein by reference to Exhibit 4.2 of The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.1
2015-1 Class A-2 Note Purchase Agreement, dated as of May 19, 2015, by and among The Wendy’s Company, the subsidiaries of The Wendy’s Company party thereto and Guggenheim Securities, LLC, acting on behalf of itself and as the representative of the initial purchasers, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on May 20, 2015 (SEC file no. 001-02207).

10.2
Class A-1 Note Purchase Agreement, dated as of June 1, 2015, by and among Wendy’s Funding, LLC, as Master Issuer, each of Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, as Guarantor, Wendy’s International, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Coöperatieve Centrale Raiffeisen-Boerenleenbank, B.A., “Rabobank Nederland,” New York Branch, as L/C Provider, Swingline Lender and Administrative Agent, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.3
Guarantee and Collateral Agreement, dated as of June 1, 2015, by and among Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.4
Management Agreement, dated as of June 1, 2015, by and among Wendy’s Funding, LLC, Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.5
First Amendment to Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.6
Second Amendment to The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.7
Stock Purchase Agreement, dated as of June 2, 2015, by and between The Wendy’s Company and the persons listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 3, 2015 (SEC file no. 001-02207).

10.8	Employment Letter between The Wendy’s Company and Kurt Kane executed on March 31, 2015.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.