Form 10-Q
period 2015-09-27
Wendy's Co
filed 2015-11-04
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015

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
Yes [ ] No [x]

There were 273,479,452 shares of The Wendy’s Company common stock outstanding as of October 29, 2015.

THE WENDY’S COMPANY AND SUBSIDIARIES
INDEX TO FORM 10-Q

Page
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets as of September 27, 2015 and December 28, 2014	3
Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2015 and September 28, 2014	4
Unaudited Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 27, 2015 and September 28, 2014	5
Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2015 and September 28, 2014	6
Notes to Condensed Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3. Quantitative and Qualitative Disclosures about Market Risk	46
Item 4. Controls and Procedures	47

PART II: OTHER INFORMATION	48
Item 1. Legal Proceedings	50
Item 1A. Risk Factors	50
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 6. Exhibits	54
Signatures	55

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 27, 2015	December 28, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$175,700	$267,112
Accounts and notes receivable	77,078	68,211
Inventories	4,204	6,861
Prepaid expenses and other current assets	178,484	72,258
Deferred income tax benefit	73,132	73,661
Advertising funds restricted assets	86,444	65,308
Current assets of discontinued operations	—	8,691
Total current assets	595,042	562,102
Properties	1,226,383	1,241,170
Goodwill	775,633	822,562
Other intangible assets	1,343,197	1,351,307
Investments	64,890	74,054
Other assets	75,637	56,272
Noncurrent assets of discontinued operations	—	30,132
Total assets	$4,080,782	$4,137,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,198	$53,202
Accounts payable	60,691	77,309
Accrued expenses and other current liabilities	134,574	125,880
Advertising funds restricted liabilities	86,444	65,308
Current liabilities of discontinued operations	—	18,525
Total current liabilities	304,907	340,224
Long-term debt	2,379,934	1,384,972
Deferred income taxes	476,513	493,843
Other liabilities	213,971	199,833
Noncurrent liabilities of discontinued operations	—	1,151
Total liabilities	3,375,325	2,420,023
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,876,188	2,826,965
Accumulated deficit	(426,054)	(445,917)
Common stock held in treasury, at cost; 197,090 and 104,614 shares, respectively	(1,728,336)	(679,220)
Accumulated other comprehensive loss	(63,383)	(31,294)
Total stockholders’ equity	705,457	1,717,576
Total liabilities and stockholders’ equity	$4,080,782	$4,137,599

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Unaudited)
Revenues:
Sales	$359,015	$393,444	$1,101,632	$1,219,166
Franchise revenues	105,614	103,226	304,300	292,033
	464,629	496,670	1,405,932	1,511,199
Costs and expenses:
Cost of sales	291,524	332,645	911,757	1,031,151
General and administrative	63,683	65,173	184,152	201,217
Depreciation and amortization	36,420	34,873	111,300	113,451
System optimization losses (gains), net	98	368	(14,751)	(74,027)
Reorganization and realignment costs	5,754	1,389	16,646	17,376
Impairment of long-lived assets	1,513	8,618	13,468	11,224
Other operating expense, net	9,698	9,360	25,202	18,120
	408,690	452,426	1,247,774	1,318,512
Operating profit	55,939	44,244	158,158	192,687
Interest expense	(27,938)	(13,148)	(57,882)	(39,173)
Loss on early extinguishment of debt	—	—	(7,295)	—
Other income, net	214	371	725	1,748
Income from continuing operations before income taxes	28,215	31,467	93,706	155,262
Provision for income taxes	(19,892)	(10,334)	(42,408)	(61,793)
Income from continuing operations	8,323	21,133	51,298	93,469
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(417)	1,697	9,171	4,671
(Loss) gain on disposal of discontinued operations, net of income taxes	(322)	—	14,817	—
Net (loss) income from discontinued operations	(739)	1,697	23,988	4,671
Net income	$7,584	$22,830	$75,286	$98,140

Basic and diluted income (loss) per share:
Continuing operations	$.03	$.06	$.15	$.25
Discontinued operations	—	—	.07	.01
Net income	$.03	$.06	$.22	$.26

Dividends per share	$.055	$.05	$.165	$.15

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
	(Unaudited)

Net income	$7,584	$22,830	$75,286	$98,140
Other comprehensive loss, net:
Foreign currency translation adjustment	(17,385)	(10,213)	(29,879)	(9,238)
Change in unrecognized pension loss, net of income tax benefit (provision) of $124 and $(213), respectively	—	—	(203)	338
Effect of cash flow hedges, net of income tax (provision) benefit of $(273) and $(549) for the three months and $1,217 and $972 for the nine months ended September 27, 2015 and September 28, 2014, respectively	435	885	(2,007)	(1,533)
Other comprehensive loss, net	(16,950)	(9,328)	(32,089)	(10,433)
Comprehensive (loss) income	$(9,366)	$13,502	$43,197	$87,707

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(Unaudited)
Cash flows from operating activities:
Net income	$75,286	$98,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,708	118,265
Share-based compensation	18,784	25,208
Impairment of long-lived assets	13,468	11,224
Deferred income tax	35,368	59,597
Excess tax benefits from share-based compensation	(49,870)	(11,979)
Non-cash rent expense, net	2,792	6,239
Net receipt of deferred vendor incentives	3,402	9,160
System optimization gains, net	(14,783)	(74,092)
Gain on disposal of the Bakery	(27,526)	—
Gain on sales of investments, net	—	(690)
Distributions received from TimWen joint venture	9,198	10,028
Equity in earnings in joint venture, net	(6,968)	(7,659)
Long-term debt-related activities, net (see below)	4,972	2,708
Other, net	307	(5,553)
Changes in operating assets and liabilities:
Restricted cash	(23,686)	—
Accounts and notes receivable	(29,046)	(6,074)
Inventories	203	925
Prepaid expenses and other current assets	(6,530)	(8,889)
Accounts payable	9,212	(3,347)
Accrued expenses and other current liabilities	(14,662)	(40,615)
Net cash provided by operating activities	118,629	182,596
Cash flows from investing activities:
Capital expenditures	(188,246)	(197,886)
Acquisitions	(1,232)	(5,949)
Dispositions	46,357	119,892
Proceeds from sale of the Bakery	78,408	—
Proceeds from sales of investments	—	2,189
Payments for investments	(2,082)	(400)
Notes receivable from franchisees, net	2,631	434
Changes in restricted cash	484	1,750
Other, net	88	—
Net cash used in investing activities	(63,592)	(79,970)
Cash flows from financing activities:
Proceeds from long-term debt	2,294,000	—
Repayments of long-term debt	(1,321,169)	(28,983)
Deferred financing costs	(42,098)	—
Change in restricted cash	(5,687)	—
Repurchases of common stock	(1,078,404)	(291,240)
Dividends	(55,414)	(55,012)
Proceeds from stock option exercises	22,419	25,254
Excess tax benefits from share-based compensation	49,870	11,979
Net cash used in financing activities	(136,483)	(338,002)
Net cash used in operations before effect of exchange rate changes on cash	(81,446)	(235,376)
Effect of exchange rate changes on cash	(10,130)	(2,330)
Net decrease in cash and cash equivalents	(91,576)	(237,706)
Cash and cash equivalents at beginning of period	267,276	580,152
Cash and cash equivalents at end of period	$175,700	$342,446

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Nine Months Ended
	September 27, 2015	September 28, 2014
	(Unaudited)
Details of cash flows from operating activities:
Long-term debt-related activities, net:
Loss on early extinguishment of debt	$7,295	$—
Accretion of long-term debt	890	890
Amortization of deferred financing costs	3,416	1,818
Payments for termination of cash flow hedges	(7,337)	—
Reclassification of unrealized losses on cash flow hedges	708	—
	$4,972	$2,708

Supplemental cash flow information:
Cash paid for:
Interest	$55,725	$37,507
Income taxes, net of refunds	16,401	11,231

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$25,970	$58,629
Capitalized lease obligations	25,657	11,223
Accrued debt issuance costs	1,653	—

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of September 27, 2015 and the results of our operations for the three and nine months ended September 27, 2015 and September 28, 2014 and cash flows for the nine months ended September 27, 2015 and September 28, 2014. The results of operations for the three and nine months ended September 27, 2015 are not necessarily indicative of the results to be expected for the full 2015 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (the “Form 10-K”).

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

On May 31, 2015, Wendy’s completed the sale of its company-owned bakery, The New Bakery Company, LLC (the “Bakery”), a 100% owned subsidiary of Wendy’s. As a result of the sale of the Bakery, as further discussed in Note 2, the Bakery’s results of operations for all periods presented and the (loss) gain on disposal have been included in “Net (loss) income from discontinued operations” in our condensed consolidated statements of operations. Additionally, the Bakery’s assets and liabilities have been presented as discontinued operations in our condensed consolidated balance sheet as of December 28, 2014.

In connection with the reimaging of restaurants as part of our Image Activation program, we have recorded $2,475 and $6,578 of accelerated depreciation and amortization during the three and nine months ended September 27, 2015, respectively, and $1,180 and $16,199 during the three and nine months ended September 28, 2014, respectively, on certain long-lived assets to reflect their use over shortened estimated useful lives. We describe the circumstances under which we record accelerated depreciation and amortization for properties in our Form 10-K.

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

Prior to fiscal 2015, the Company reported its system optimization initiative as a discrete event and separately included the related gain or loss on sales of restaurants, impairment losses and other associated costs, along with other restructuring initiatives, in “Facilities action charges (income), net.” In February 2015, the Company announced plans to reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system and further emphasized that restaurant dispositions and acquisitions are a continuous and integrated part of the overall strategy to optimize its restaurant portfolio. As a result, commencing with the first quarter of 2015, all gains and losses on dispositions are included on a separate line in our condensed consolidated statements of operations, “System optimization losses (gains), net” and impairment losses recorded in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”) are reclassified to “Impairment of long-lived assets.” In addition, the Company retitled the line, “Facilities action charges (income), net” to “Reorganization and realignment costs” in our condensed consolidated statements of operations to better describe the current and historical initiatives included given the reclassifications described above. The Company believes the new presentation will aid users in understanding its results of operations. The prior periods reflect reclassifications to conform to the current year presentation. All amounts being reclassified in our statements of operations were separately disclosed in the notes to our consolidated financial statements included in our Form

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

10-Q for the fiscal quarter ended September 28, 2014 and Form 10-K. Such reclassifications had no impact on operating profit, net income or net income per share.

The following table illustrates the reclassifications made to the condensed consolidated statements of operations for the three and nine months ended September 28, 2014:

	Three Months Ended
		Reclassifications
	As Previously Reported (b)	Gain on dispositions, net (c)	System Optimization Remeasurement (d)	As Currently Reported
System optimization losses, net	$—	$368	$—	$368
Reorganization and realignment costs (a)	7,520	(921)	(5,210)	1,389
Impairment of long-lived assets	3,408	—	5,210	8,618
Other operating expense, net	8,807	553	—	9,360
	$19,735	$—	$—	$19,735

	Nine Months Ended
		Reclassifications
	As Previously Reported (b)	Gain on dispositions, net (c)	System Optimization Remeasurement (d)	As Currently Reported
System optimization gains, net	$—	$(74,027)	$—	$(74,027)
Reorganization and realignment costs (a)	(35,630)	60,490	(7,484)	17,376
Impairment of long-lived assets	3,740	—	7,484	11,224
Other operating expense, net	4,583	13,537	—	18,120
	$(27,307)	$—	$—	$(27,307)
_______________

(a) Previously titled “Facilities action charges (income), net.”

(b)
“As Previously Reported,” reflects adjustments to reclassify the Bakery’s other operating income, net of $24 and $61 for the three and nine months ended September 28, 2014, respectively, from “Other operating expense, net” to “(Loss) income from discontinued operations, net of income taxes.”

(c) Reclassified the gain on sales of restaurants, net, previously included in “Facilities action charges (income), net” and the gain on disposal of assets, net, which included sales of restaurants and other assets, and was previously reported in “Other operating expense, net” to a separate line in our condensed consolidated statements of operations, “System optimization losses (gains), net.”

(d)
Reclassified impairment losses recorded in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”), previously included in “Facilities action charges (income), net” to “Impairment of long-lived assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(2) Discontinued Operations

On May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in The New Bakery Company, LLC (the “Bakery”), its 100% owned subsidiary, to East Balt US, LLC (the “Buyer”) for $78,500 in cash (subject to customary purchase price adjustments). The Company also assigned certain capital leases for transportation equipment to the Buyer but retained the related obligation. Pursuant to the sale agreement, the Company is obligated to continue to provide health insurance benefits to the Bakery’s employees at the Company’s expense through December 31, 2015. The Company recorded a pre-tax gain on the disposal of the Bakery of $27,526 during the nine months ended September 27, 2015, which included transaction closing costs and a reduction of goodwill. The Company recognized income tax expense associated with the gain on disposal of $12,709 during the nine months ended September 27, 2015, which included the impact of the disposal of non-deductible goodwill.

In conjunction with the Bakery sale, Wendy’s entered into a transition services agreement with the Buyer, pursuant to which Wendy’s will provide certain continuing corporate and shared services to the Buyer through March 31, 2016 for no additional consideration. A purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”), established by Wendy’s and its franchisees, agreed to continue to source sandwich buns from the Bakery, for a specified time period following the sale of the Bakery. As a result, Wendy’s paid the Buyer $4,699 for the purchase of sandwich buns during the period from June 1, 2015 through the end of the third quarter of 2015, which has been recorded to “Cost of sales.”

Information related to the Bakery has been reflected in the accompanying condensed consolidated financial statements as follows:

•
Balance sheets - As a result of our sale of the Bakery on May 31, 2015, there are no remaining Bakery assets and liabilities. The Bakery’s assets and liabilities as of December 28, 2014 have been presented as discontinued operations.

•
Statements of operations - The Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 and the three and nine months ended September 28, 2014 have been presented as discontinued operations. In addition, the (loss) gain on disposal of the Bakery has been included in “Net (loss) income from discontinued operations” for the three and nine months ended September 27, 2015.

•
Statements of cash flows - The Bakery’s cash flows prior to its sale (for the period from December 29, 2014 through May 31, 2015 and for the nine months ended September 28, 2014) have been included in, and not separately reported from, our consolidated cash flows. The consolidated statement of cash flows for the nine months ended September 27, 2015 also includes the effects of the sale of the Bakery.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table presents the Bakery’s results of operations and the (loss) gain on disposal which have been included in discontinued operations:

	Three Months Ended		Nine Months Ended
	September 27, 2015 (e)	September 28, 2014	September 27, 2015	September 28, 2014
Revenues (a)	$—	$15,819	$25,885	$47,913
Cost of sales (b)	(207)	(11,162)	(7,543)	(34,626)
	(207)	4,657	18,342	13,287
General and administrative	4	(601)	(1,093)	(1,905)
Depreciation and amortization (c)	—	(1,401)	(2,297)	(4,339)
Other income (expense), net (d)	15	(30)	(19)	(89)
(Loss) income from discontinued operations before income taxes	(188)	2,625	14,933	6,954
Provision for income taxes	(229)	(928)	(5,762)	(2,283)
(Loss) income from discontinued operations, net of income taxes	(417)	1,697	9,171	4,671
Gain on disposal of discontinued operations before income taxes	188	—	27,526	—
Provision for income taxes on gain on disposal	(510)	—	(12,709)	—
(Loss) gain on disposal of discontinued operations, net of income taxes	(322)	—	14,817	—
Net (loss) income from discontinued operations	$(739)	$1,697	$23,988	$4,671
_______________

(a)	Includes sales of sandwich buns and related products previously reported in “Sales” as well as rental income.

(b)
The nine months ended September 27, 2015 include employee separation-related costs of $791 as a result of the sale of the Bakery. In addition, the nine months ended September 27, 2015 includes a reduction to cost of sales of $12,486 resulting from the reversal of a liability associated with the Bakery’s withdrawal from a multiemployer pension plan. See Note 15 for further discussion.

(c)	Included in “Depreciation and amortization” in our condensed consolidated statements of cash flows for the periods presented.

(d)
Includes net gains on sales of other assets.  During the nine months ended September 27, 2015, the Bakery received cash proceeds of $50 resulting in net gains on sales of other assets of $32. During the three and nine months ended September 28, 2014, the Bakery received cash proceeds of $10 and $47, resulting in net gains on sales of other assets of $28 and $65, respectively.

(e)	Represents post-closing adjustments recorded during the third quarter of 2015.

The Bakery’s capital expenditures were $2,693 for the nine months ended September 27, 2015, and $808 and $2,361 for the three and nine months ended September 28, 2014, respectively, which are included in “Capital expenditures” in our condensed consolidated statements of cash flows.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes the gain on the disposal of our Bakery, which has been included in discontinued operations:

Nine Months Ended
September 27, 2015
Proceeds from sale of the Bakery (a)	$78,408
Net working capital (b)	(5,655)
Net properties sold (c)	(30,664)
Goodwill allocated to the sale of the Bakery	(12,067)
Other (d)	(2,684)
27,338
Post-closing adjustments on the sale of the Bakery	188
27,526
Provision for income taxes (e)	(12,709)
Gain on disposal of discontinued operations, net of income taxes	$14,817
_______________

(a)	Represents net proceeds received, which includes the purchase price of $78,500 less transaction closing costs paid directly by the Buyer on the Company’s behalf.

(b)	Primarily represents accounts receivable, inventory, prepaid expenses and accounts payable.

(c)	Net properties sold consisted primarily of buildings, equipment and capital leases for transportation equipment.

(d)
Primarily includes the recognition of the Company’s obligation, pursuant to the sale agreement, to provide health insurance benefits to the Bakery’s employees through December 31, 2015 of $1,993 and transaction closing costs paid directly by the Company.

(e)	Includes the impact of non-deductible goodwill disposed of as a result of the sale.

(3) System Optimization Losses (Gains), Net

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from company-owned restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as helping to facilitate franchisee-to-franchisee restaurant transfers. During 2013 and 2014, the Company completed the sale of 244 and 255 company-owned restaurants to franchisees, respectively. During the second quarter of 2015, the Company completed its plan to sell all of its company-owned restaurants in Canada to franchisees, with the sale of 83 Canadian restaurants, bringing the aggregate total of Canadian restaurants sold to franchisees to 129 during 2014 and 2015.

In February 2015, the Company announced plans to sell approximately 540 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the end of 2016. During the third quarter of 2015, the Company completed the sale of nine restaurants. As of September 27, 2015, the company had classified 274 restaurants as held for sale.

Gains and losses recognized on dispositions are recorded to “System optimization losses (gains), net” in our condensed consolidated statements of operations. Costs related to our system optimization initiative are recorded to “Reorganization and realignment costs,” and include severance and employee related costs, professional fees and other associated costs, which are further described in Note 5.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014 (f)	September 27, 2015	September 28, 2014 (f)
Number of restaurants sold to franchisees	9	12	109	190

Proceeds from sales of restaurants	$3,084	$2,689	$39,133	$104,249
Net assets sold (a)	(1,867)	(1,301)	(19,247)	(43,317)
Goodwill related to sales of restaurants	(483)	(478)	(8,346)	(14,136)
Net (unfavorable) favorable leases (b)	(1,506)	(1,080)	5,889	23,901
Other (c)	—	(84)	(3,224)	216
	(772)	(254)	14,205	70,913
Post-closing adjustments on sales of restaurants (d)	(495)	(421)	(1,134)	(1,538)
(Loss) gain on sales of restaurants, net	(1,267)	(675)	13,071	69,375

Gain on sales of other assets, net (e)	1,169	307	1,680	4,652
System optimization (losses) gains, net	$(98)	$(368)	$14,751	$74,027
_______________

(a)	Net assets sold consisted primarily of cash, inventory and equipment.

(b)
During the three and nine months ended September 27, 2015, the Company recorded favorable lease assets of $185 and $25,992, respectively, and unfavorable lease liabilities of $1,691 and $20,103, respectively, as a result of leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with sales of restaurants. During the three and nine months ended September 28, 2014, the Company recorded favorable lease assets of $1,814 and $49,206, respectively, and unfavorable lease liabilities of $2,894 and $25,305, respectively.

(c)
The nine months ended September 27, 2015 includes a deferred gain of $2,658 related to the sale of 14 Canadian restaurants to a franchisee during the second quarter of 2015, as a result of certain contingencies related to the extension of lease terms. The deferred gain is included in “Other liabilities.” The nine months ended September 27, 2015 also includes a note receivable of $1,801 from a franchisee in connection with the sale of 16 Canadian restaurants, which was recognized as part of the overall loss on sale during the second quarter of 2015.

(d)
During the nine months ended September 27, 2015, notes receivable from franchisees in connection with sales of restaurants in 2014 were repaid and as a result, we recognized the related gain on sale of $2,450.

(e)
During the three and nine months ended September 27, 2015, Wendy’s received cash proceeds of $4,576 and $7,174, respectively, primarily from the sale of surplus properties. During the three and nine months ended September 28, 2014, Wendy’s received cash proceeds of $989 and $15,596, respectively, primarily from the sale of surplus properties and the sale of a company-owned aircraft.

(f)
Reclassifications have been made to the prior year presentation to include sales of restaurants previously reported in “Other operating expense, net” to conform to the current year presentation. Reclassifications have also been made to reflect the Bakery’s gain on sales of other assets as discontinued operations. See Note 1 for further details.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Assets Held for Sale

	September 27, 2015	December 28, 2014 (a)
Number of restaurants classified as held for sale	274	106
Net restaurant assets held for sale (b)	$103,561	$25,266

Other assets held for sale (b)	$5,144	$13,469
_______________

(a)
Reclassifications have been made to the prior year presentation to include restaurants previously excluded from our system optimization initiative to conform to the current year presentation. See Note 1 for further details.

(b) Net restaurant assets held for sale include company-owned restaurants and consist primarily of cash, inventory, equipment and an estimate of allocable goodwill. Other assets held for sale primarily consist of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(4) Acquisitions

The following is a summary of the acquisition activity recorded for acquisitions of franchised restaurants during the periods presented and includes adjustments to the allocation of the purchase price for prior acquisitions within the one year measurement period:

	Nine Months Ended
	September 27, 2015	September 28, 2014
Restaurants acquired from franchisees	4	6

Properties	$1,303	$3,870
Acquired franchise rights	760	2,000
Goodwill	127	720
Deferred taxes and other assets	(40)	46
Capital leases obligations	(438)	—
Unfavorable leases	(440)	—
Deferred taxes and other liabilities	(40)	(338)
Gain on acquisition of restaurants	—	(349)
Total consideration paid, net of cash received	$1,232	$5,949

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
G&A realignment	$1,461	$—	$9,996	$—
System optimization initiative	4,293	1,389	6,650	17,376
Reorganization and realignment costs	$5,754	$1,389	$16,646	$17,376

G&A Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan includes a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company expects to achieve the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. The Company recognized costs totaling $9,996 during the first nine months of 2015 and $22,922 in aggregate since inception. The Company expects to incur additional costs aggregating approximately $3,000 during the remainder of 2015 and 2016, comprised primarily of recruitment and relocation costs for the reinvestment in resources to drive long-term growth.

The following is a summary of the activity recorded as a result of our G&A realignment plan:

	Three Months Ended	Nine Months Ended	Total Incurred Since Inception
	September 27, 2015	September 27, 2015
Severance and related employee costs	$513	$3,132	$15,049
Recruitment and relocation costs	270	1,254	1,463
Other	2	43	131
	785	4,429	16,643
Share-based compensation (a)	676	5,567	6,279
Total G&A realignment	$1,461	$9,996	$22,922
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

	Balance December 28, 2014	Charges	Payments	Balance September 27, 2015
Severance and related employee costs	$11,609	$3,132	$(9,256)	$5,485
Recruitment and relocation costs	149	1,254	(1,238)	165
Other	5	43	(48)	—
	$11,763	$4,429	$(10,542)	$5,650

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

System Optimization Initiative

The Company has recognized costs related to its system optimization initiative which includes a shift from company-owned restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as helping to facilitate franchisee-to-franchisee restaurant transfers. In connection with its system optimization initiative, the Company expects to incur additional costs of approximately $10,000 in aggregate during the remainder of 2015 and 2016. Such costs are primarily comprised of accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that will be sold to franchisees of approximately $3,000 and professional fees of approximately $7,000.

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Severance and related employee costs	$225	$715	$854	$6,641	$18,112
Professional fees	242	38	393	3,227	6,206
Other (a)	337	511	292	3,273	4,833
	804	1,264	1,539	13,141	29,151
Accelerated depreciation and amortization (b)	3,489	—	5,111	475	22,525
Share-based compensation (c)	—	125	—	3,760	5,013
Total system optimization initiative	$4,293	$1,389	$6,650	$17,376	$56,689
_______________

(a)	The nine months ended September 27, 2015 includes a reversal of an accrual of $210 as a result of a change in estimate.

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

	Balance December 28, 2014	Charges	Payments	Balance September 27, 2015
Severance and related employee costs	$2,235	$854	$(3,003)	$86
Professional fees	146	393	(488)	51
Other	423	292	(523)	192
	$2,804	$1,539	$(4,014)	$329

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(6) Investments

Investment in TimWen

Wendy’s is a partner in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. (Tim Hortons is a registered trademark of The TDL Group Corp./Groupe TDL Corporation.) Wendy’s 50% share of the joint venture is accounted for using the equity method of accounting. Our equity in earnings from TimWen is included in “Other operating expense, net.” As described in Note 3, the Company completed its plan to sell all of its company-owned restaurants in Canada to franchisees during the second quarter of 2015; however, the Company plans to retain its ownership in TimWen.

Presented below is an unaudited summary of activity related to our investment in TimWen included in “Investments” in our condensed consolidated financial statements:

	Nine Months Ended
	September 27, 2015	September 28, 2014
Balance at beginning of period	$69,790	$79,810

Equity in earnings for the period	8,689	9,651
Amortization of purchase price adjustments (a)	(1,721)	(1,992)
	6,968	7,659
Distributions received	(9,198)	(10,028)
Foreign currency translation adjustment included in “Other comprehensive loss, net”	(8,928)	(3,187)
Balance at end of period	$58,632	$74,254
_______________

(a)	Based upon an average original aggregate life of 21 years.

(7) Long-Term Debt

Long-term debt consisted of the following:

	September 27, 2015	December 28, 2014
Series 2015-1 Class A-2 Notes:
Series 2015-1 Class A-2-I Notes	$875,000	$—
Series 2015-1 Class A-2-II Notes	900,000	—
Series 2015-1 Class A-2-III Notes	500,000	—
Term A Loans, repaid in June 2015	—	541,733
Term B Loans, repaid in June 2015	—	759,758
7% debentures, due in 2025	86,743	85,853
Capital lease obligations, due through 2045 (a)	82,763	59,073
Unamortized debt issuance costs (b)	(41,374)	(8,243)
	2,403,132	1,438,174
Less amounts payable within one year (a)	(23,198)	(53,202)
Total long-term debt	$2,379,934	$1,384,972
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

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, as of September 27, 2015 were as follows:

Fiscal Year
2015 (a)	$5,773
2016	23,193
2017	23,373
2018	24,482
2019	862,857
Thereafter	1,518,085
$2,457,763
_______________

(a)	Represents maturities of long-term debt for the remainder of our 2015 fiscal year, from September 28, 2015 through January 3, 2016.

Except as described below, the Company did not have any significant changes to its long-term debt as disclosed in the notes to our consolidated financial statements included in the Form 10-K.

On June 1, 2015, Wendy’s Funding, LLC (“Wendy’s Funding” or the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.371% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $875,000, Series 2015-1 4.080% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”) with an initial principal amount of $900,000 and the Series 2015-1 4.497% Fixed Rate Senior Secured Notes, Class A-2-III, (the “Class A-2-III Notes”) with an initial principal amount of $500,000 (collectively the “Series 2015-1 Class A-2 Notes”). In addition, the Master Issuer entered into a revolving financing facility of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2015-1 Class A-1 Notes” and, together with the Series 2015-1 Class A-2 Notes, the “Series 2015-1 Senior Notes”), which allows for the drawing of up to $150,000 under the Series 2015-1 Class A-1 Notes, which include certain credit instruments, including a letter of credit facility. The Series 2015-1 Class A-1 Notes were issued under the Indenture and allow for drawings on a revolving basis. During the third quarter of 2015, the Company borrowed and repaid $19,000 under the Series 2015-1 Class A-1 Notes.

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

Interest and principal payments on the Series 2015-1 Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Series 2015-1 Class A-2 Notes is subject to certain financial conditions set forth

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

in the Indenture. The legal final maturity date of the Series 2015-I Class A-2 Notes is in June 2045, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment dates of the Class A-2-I Notes, the Class A-2-II Notes and the Class A-2-III Notes will be 4.25, 7 and 10 years, respectively, from the date of issuance (the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Series 2015-1 Class A-2 Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.

The Series 2015-1 Class A-1 Notes will accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Series 2015-1 Class A-1 note agreement. There is a commitment fee on the unused portion of the Series 2015-1 Class A-1 Notes which ranges from 0.50% to 0.85% based on utilization. It is anticipated that the principal and interest on the Series 2015-1 Class A-1 Notes will be repaid in full on or prior to June 2020, subject to two additional one-year extensions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the Series 2015-1 Class A-1 Notes equal to 5.0% per year. As of September 27, 2015, $22,052 of letters of credit were outstanding against the Series 2015-1 Class A-1 Notes, which relate primarily to interest reserves required under the Indenture.

During the nine months ended September 27, 2015, the Company incurred debt issuance costs of $43,751 in connection with the issuance of the Series 2015-1 Senior Notes. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Series 2015-1 Senior Notes utilizing the effective interest rate method. As of September 27, 2015, the effective interest rates, including the amortization of debt issuance costs, were 3.789%, 4.338% and 4.681% for the Class A-2-I Notes, Class A-2-II Notes and Class A-2-III Notes, respectively.

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

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the noteholders, and are restricted in their use. As of September 27, 2015, Wendy’s Funding had restricted cash of $29,373, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Series 2015-1 Class A-2 Notes. Such restricted cash is included in “Prepaid expenses and other current assets” in the condensed consolidated balance sheet as of September 27, 2015. Changes in such restricted cash have been presented as a component of cash flows from operating and financing activities in the condensed consolidated statement of cash flows since the cash is restricted to the payment of interest and principal, respectively.

The proceeds from the issuance of the Series 2015-1 Class A-2 Notes, were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s May 16, 2013 Restated Credit Agreement amended on September 24, 2013 (the “2013 Restated Credit Agreement”). In connection with the repayment of the Term A Loans and Term B Loans, Wendy’s terminated the related interest rate swaps with notional amounts totaling $350,000 and $100,000, respectively, which had been designated as cash flow hedges. See Note 8 for more information on the interest rate swaps. As a result, the Company recorded a loss on early extinguishment of debt of $7,295 during the second quarter of 2015, primarily consisting of the write-off of deferred costs related to the 2013 Restated Credit Agreement of $7,233 and fees paid to terminate the related interest rate swaps of $62.

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 27, 2015		December 28, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$346	$346	$61,450	$61,450	Level 1
Non-current cost method investments (a)	6,176	169,614	4,264	147,760	Level 3

Financial liabilities
Series 2015-1 Class A-2-I Notes (b)	875,000	876,575	—	—	Level 2
Series 2015-1 Class A-2-II Notes (b)	900,000	909,720	—	—	Level 2
Series 2015-1 Class A-2-III Notes (b)	500,000	500,950	—	—	Level 2
Term A Loans, repaid in June 2015 (b)	—	—	541,733	540,717	Level 2
Term B Loans, repaid in June 2015 (b)	—	—	759,758	752,160	Level 2
7% debentures, due in 2025 (b)	86,743	105,625	85,853	104,250	Level 2
Cash flow hedges (c)	—	—	3,343	3,343	Level 2
Guarantees of franchisee loan obligations (d)	979	979	968	968	Level 3
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

Derivative Instruments

The Company’s primary objective for entering into interest rate swap agreements was to manage its exposure to changes in interest rates, as well as to maintain an appropriate mix of fixed and variable rate debt.

Our derivative instruments for the periods presented included seven forward starting interest rate swaps designated as cash flow hedges to change the floating rate interest payments associated with $350,000 and $100,000 in borrowings under the Term A Loans and Term B Loans, respectively, to fixed rate interest payments beginning June 30, 2015 and maturing on December 31, 2017. In May 2015, the Company terminated these interest rate swaps and paid $7,275, which was recorded against the derivative liability. In addition, the Company incurred $62 in fees to terminate the interest rate swaps which was included in “Loss on early extinguishment of debt.” See Note 7 for further information. The unrealized loss on the cash flow hedges at termination of $7,275 is being reclassified on a straight-line basis from “Accumulated other comprehensive loss” to “Interest expense” beginning June 30, 2015, the original effective date of the interest rate swaps through December 31, 2017, the original maturity date of the interest rate swaps. As a result, the three and nine months ended September 27, 2015 include the reclassification of unrealized losses on the cash flow hedges of $708 from “Accumulated other comprehensive loss” to “Interest expense.”

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

Non-Recurring Fair Value Measurements

Assets and liabilities remeasured to fair value on a non-recurring basis during the nine months ended September 27, 2015 and the year ended December 28, 2014 resulted in impairment which we have recorded to “Impairment of long-lived assets” in our condensed consolidated statements of operations.

Total losses for the nine months ended September 27, 2015 and the year ended December 28, 2014 reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements and favorable lease assets) to fair value as a result of (1) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants and (2) declines in operating performance at company-owned restaurants. The fair value of long-lived assets held and used presented in the tables below represents the remaining carrying value and was estimated based on either discounted cash flows of future anticipated lease and sublease income or current market values.

Total losses for the nine months ended September 27, 2015 and the year ended December 28, 2014 also include the impact of remeasuring long-lived assets held for sale which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 9 for more information on impairment of our long-lived assets.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

		Fair Value Measurements			Nine Months Ended September 27, 2015 Total Losses
	September 27, 2015	Level 1	Level 2	Level 3
Held and used	$5,060	$—	$—	$5,060	$12,257
Held for sale	2,663	—	—	2,663	1,211
Total	$7,723	$—	$—	$7,723	$13,468

		Fair Value Measurements			2014 Total Losses
	December 28, 2014	Level 1	Level 2	Level 3
Held and used	$8,651	$—	$—	$8,651	$17,139
Held for sale	4,967	—	—	4,967	2,474
Total	$13,618	$—	$—	$13,618	$19,613

(9) Impairment of Long-Lived Assets

During the three and nine months ended September 27, 2015 and September 28, 2014, the Company recorded impairment charges on long-lived assets as a result of (1) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of company-owned restaurants, (2) closing company-owned restaurants and classifying such properties as held for sale and (3) the deterioration in operating performance of certain company-owned restaurants and charges for capital improvements in restaurants impaired in prior years which did not subsequently recover. The Company may recognize additional impairment charges resulting from leasing or subleasing additional properties to franchisees in connection with sales of company-owned restaurants to franchisees.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Restaurants leased or subleased to franchisees	$1,235	$5,460	$9,491	$7,734
Company-owned restaurants	219	2,027	2,766	2,027
Surplus properties	59	1,131	1,211	1,463
	$1,513	$8,618	$13,468	$11,224

(10) Income Taxes

The Company’s effective tax rate on income from continuing operations for the three months ended September 27, 2015 and September 28, 2014 was 70.5% and 32.8%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) changes to valuation allowances on state net operating loss carryforwards due primarily to the expected sale of restaurants in certain states, which have been classified as held for sale under our system optimization initiative, (2) the impact of non-deductible goodwill disposed of in connection with our system optimization initiative, (3) state income taxes net of federal benefits, (4) employment credits and (5) foreign rate differential.

The Company’s effective tax rate on income from continuing operations for the nine months ended September 27, 2015 and September 28, 2014 was 45.3% and 39.8%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) state income taxes net of federal benefits, partially resulting from changes to state deferred taxes, (2) changes to valuation allowances on state net operating loss carryforwards due primarily to the expected sale of restaurants classified as held for sale under our system optimization initiative, (3) the impact of non-deductible goodwill disposed of in connection with our system optimization initiative, (4) foreign rate differential, (5) adjustments related to prior year tax matters including changes to unrecognized tax benefits and (6) employment credits. The changes to state deferred taxes during the nine months ended September 27, 2015 were primarily due to the deferred tax impact of an internal restructuring required to complete

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

the securitized financing facility discussed in Note 7, and the expected sale of restaurants under our system optimization initiative described in Note 3. The changes to state deferred taxes during the nine months ended September 28, 2014 were primarily due to the enactment of a mandatory consolidated return filing requirement in New York.

During the first quarter of 2015, we concluded two state income tax examinations which resulted in the recognition of a net tax benefit of $1,872 and the reduction of our unrecognized tax benefits by $3,686. Additionally, during the second quarter of 2015, unfavorable state court decisions and audit experience led us to abandon certain refund claims, which resulted in a reduction of our unrecognized tax benefits by $1,274. There were no other significant changes to unrecognized tax benefits or related interest and penalties for the Company during the nine months ended September 27, 2015. During the next twelve months it is reasonably possible the Company will reduce its unrecognized tax benefits by up to $620, primarily due to the completion of state tax examinations.

(11) Net Income Per Share

Basic net income per share was computed by dividing net income amounts by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Common stock:
Weighted average basic shares outstanding	292,256	366,880	340,869	371,714
Dilutive effect of stock options and restricted shares	4,695	5,272	6,032	6,178
Weighted average diluted shares outstanding	296,951	372,152	346,901	377,892

Diluted net income per share for the three and nine months ended September 27, 2015 and September 28, 2014 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 3,118 and 1,439 for the three and nine months ended September 27, 2015, respectively, and 3,886 and 4,833 for the three and nine months ended September 28, 2014, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) Stockholders’ Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Nine Months Ended
	September 27, 2015	September 28, 2014
Balance at beginning of period	$1,717,576	$1,929,486
Comprehensive income	43,197	87,707
Dividends	(55,414)	(55,012)
Repurchases of common stock	(1,078,404)	(291,240)
Share-based compensation	18,784	25,208
Exercises of stock options	17,996	24,839
Vesting of restricted shares	(7,323)	(3,666)
Tax benefit from share-based compensation	48,897	11,254
Other	148	139
Balance at end of period	$705,457	$1,728,715

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

As part of the August 2014 authorization, $76,111 remained available as of December 28, 2014. During the first and second quarters of 2015, the Company repurchased 5,655 shares with an aggregate purchase price of $61,631, excluding commissions of $86. During the third quarter of 2015, the Company repurchased $14,480 through the accelerated share repurchase agreement described below. As a result, the $100,000 share repurchase program authorized in August 2014 was completed.

As part of the June 2015 authorization, the Company commenced an $850,000 share repurchase program on June 3, 2015, which included (1) a modified Dutch auction tender offer to repurchase up to $639,000 of our common stock and (2) a separate stock purchase agreement to repurchase up to $211,000 of our common stock from the Trian Group (as defined below in Note 13). For additional information on the separate stock purchase agreement see Note 13. On June 30, 2015, the tender offer expired and on July 8, 2015, the Company repurchased 55,808 shares at $11.45 per share for an aggregate purchase price of $639,000. On July 17, 2015, the Company repurchased 18,416 shares, pursuant to the separate stock purchase agreement, for an aggregate purchase price of $210,867. As a result, the $850,000 share repurchase program that commenced on June 3, 2015 was completed during the third quarter of 2015. During the nine months ended September 27, 2015, the Company incurred costs of $2,288 in connection with the tender offer and Trian Group stock purchase agreement, which were recorded to treasury stock.

In August 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase programs. Under the ASR Agreement, the Company paid the financial institution an initial purchase price of $164,500 in cash and received an initial delivery of 14,385 shares of common stock, representing an estimate of 85% of the total shares expected to be delivered under the ASR Agreement. The total number of shares of common stock ultimately purchased by the Company under the ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR Agreement, less an agreed discount. On September 25, 2015, the Company completed the ASR Agreement and received an additional 3,551 shares of common stock. After the completion of the ASR Agreement, the Company had $400,114 remaining availability under its June 2015 authorization. During the three and nine months ended September 27, 2015, the Company incurred costs of $32 in connection with the ASR Agreement, which were recorded to treasury stock.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

During the nine months ended September 28, 2014, the Company repurchased 1,739 shares with an aggregate purchase price of $13,935, excluding commissions of $30, as part of the August 2014 authorization. In January 2014, our Board of Directors authorized a repurchase program, which the Company fully utilized through completion of a modified Dutch auction tender offer on February 19, 2014 resulting in 29,730 shares repurchased for an aggregate purchase price of $275,000. The Company incurred costs of $2,275 in connection with the tender offer, which were recorded to treasury stock.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges (a)	Pension	Total
Balance at December 28, 2014	$(28,363)	$(2,044)	$(887)	$(31,294)
Current-period other comprehensive loss	(29,879)	(2,007)	(203)	(32,089)
Balance at September 27, 2015	$(58,242)	$(4,051)	$(1,090)	$(63,383)

Balance at December 29, 2013	$(9,803)	$744	$(1,278)	$(10,337)
Current-period other comprehensive (loss) income	(9,238)	(1,533)	338	(10,433)
Balance at September 28, 2014	$(19,041)	$(789)	$(940)	$(20,770)
_______________

(a)
Current-period other comprehensive (loss) income for the nine months ended September 27, 2015 and September 28, 2014 includes the effect of changes in unrealized losses on cash flow hedges, net of tax. The three and nine months ended September 27, 2015 also include the reclassification of unrealized losses on cash flow hedges of $435 from “Accumulated other comprehensive loss” to our condensed consolidated statements of operations consisting of $708 recorded to “Interest expense,” net of the related income tax benefit of $273 recorded to “Provision for income taxes.” See Note 8 for more information.

The cumulative losses on these items are included in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Transactions with QSCC

Wendy’s received $138 of lease income from its purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) during both the nine months ended September 27, 2015 and September 28, 2014, respectively, which has been recorded as a reduction to “General and administrative.”

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Prior to the second quarter of 2015, Wendy’s operated certain of the Wendy’s/Tim Hortons combo units in Canada and subleased some of the restaurant facilities to franchisees. As a result of the Company completing its plan to sell all of its company-owned restaurants in Canada to franchisees during the second quarter of 2015, all of the restaurant facilities are subleased to franchisees. During the nine months ended September 27, 2015 and September 28, 2014, Wendy’s paid TimWen $9,066 and $4,843, respectively, under these lease agreements. Prior to 2015, franchisees paid TimWen directly for these subleases. TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $164 and $189 during the nine months ended September 27, 2015 and September 28, 2014, respectively, which has been included as a reduction to “General and administrative.”

(14) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of September 27, 2015, the Company had accruals for all of its legal and environmental matters aggregating $2,425. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

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

During the second quarter of 2015, with negotiations ongoing, Zanesville and the Union agreed to an extension of the May 15, 2015 deadline for re-entering the Union Pension Fund. On May 15, 2015, in preparation for the sale of the Bakery, Zanesville merged into the Bakery Company. The Bakery Company was sold on May 31, 2015 and subsequently the Bakery Company signed

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

the collective bargaining agreement and re-entered the Union Pension Fund. As a result of the sale of its membership interest in the Bakery Company, Wendy’s no longer has any obligations related to the Union Pension Fund. See Note 2 for more information on the sale of the Bakery.

(16) New Accounting Standards

New Accounting Standards

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued an amendment that requires an acquirer to recognize adjustments to provisional amounts during the measurement period, in the period such adjustments are identified, rather than retrospectively adjusting previously reported amounts. The Company does not expect the amendment, which is effective commencing with our 2016 fiscal year, to have a material impact on our consolidated financial statements.

In August 2015, the FASB issued an amendment to defer for one year the effective date of the new standard on revenue recognition issued in May 2014. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard is now effective commencing with our 2018 fiscal year and requires enhanced disclosures. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In July 2015, the FASB issued an amendment that requires entities to measure inventory at the lower of cost and net realizable value, rather than the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The Company does not expect the amendment, which is effective commencing with our 2017 fiscal year, to have a material impact on our consolidated financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (the “Form 10-K”). There have been no material changes as of September 27, 2015 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding Item 1 of Part II. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

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

On May 31, 2015, Wendy’s completed the sale of its company-owned bakery, The New Bakery Company, LLC (the “Bakery”), a 100% owned subsidiary of Wendy’s. As a result of the sale of the Bakery, as further discussed below in “Sale of the Bakery,” the Bakery’s results of operations for all periods presented and the (loss) gain on disposal have been included in “Net (loss) income from discontinued operations” in our condensed consolidated statements of operations.

Prior to fiscal 2015, the Company reported its system optimization initiative as a discrete event and separately included the related gain or loss on sales of restaurants, impairment losses and other associated costs, along with other restructuring initiatives, in “Facilities action charges (income), net.” In February 2015, the Company announced plans to reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system and further emphasized that restaurant dispositions and acquisitions are a continuous and integrated part of the overall strategy to optimize its restaurant portfolio. As a result, commencing with the first quarter of 2015, all gains and losses on dispositions are included on a separate line in our condensed consolidated statements of operations, “System optimization losses (gains), net” and impairment losses recorded in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”) are reclassified to “Impairment of long-lived assets.” In addition, the Company retitled the line, “Facilities action charges (income), net” to “Reorganization and realignment costs” in our condensed consolidated statements of operations to better describe the current and historical initiatives included given the reclassifications described above. The Company believes the new presentation will aid users in understanding its results of operations. The prior periods reflect reclassifications to conform to the current year presentation. All amounts being reclassified in our statements of operations were separately disclosed in the notes to our consolidated financial statements included in our Form 10-Q for the fiscal quarter ended September 28, 2014 and Form 10-K. Such reclassifications had no impact on operating profit, net income or net income per share. See Note 1 of the Financial Statements contained in Item 1 herein for a tabular illustration of the reclassifications.

Executive Overview

Sale of the Bakery

On May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in the Bakery to East Balt US, LLC (the “Buyer”) for $78.5 million in cash (subject to customary purchase price adjustments). The Company recorded a pre-tax gain on the disposal of the Bakery of $27.5 million during the nine months ended September 27, 2015, which included transaction closing costs and a reduction of goodwill. The Company recognized income tax expense associated with the gain on disposal of $12.7 million during the nine months ended September 27, 2015, which included the impact of the disposal of non-deductible goodwill. In conjunction with the Bakery sale, Wendy’s entered into a transition services agreement with the Buyer, pursuant to which Wendy’s will provide certain continuing corporate and shared services to the Buyer through March 31, 2016 for no additional consideration.

Our Continuing Business

As of September 27, 2015, the Wendy’s restaurant system was comprised of 6,487 restaurants, of which 852 were owned and operated by the Company. All of our company-owned restaurants are located in the U.S. as a result of the Company completing its initiative during the second quarter of 2015 to sell all company-owned restaurants in Canada to franchisees.

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

Wendy’s revenues for the first nine months of 2015 include: (1) $1,101.6 million of sales at company-owned restaurants and (2) $235.3 million of royalty revenue, $60.5 million of rental income and $8.5 million of franchise fees from franchisees. Substantially all of our Wendy’s royalty agreements provide for royalties of 4.0% of franchisees’ revenues.

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

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from company-owned restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as helping to facilitate franchisee-to-franchisee restaurant transfers. During 2013 and 2014, the Company completed the sale of 244 and 255 company-owned restaurants to franchisees, respectively. During the second quarter of 2015, the Company completed its plan to sell all of its company-owned restaurants in Canada to franchisees, with the sale of 83 Canadian restaurants, bringing the aggregate total of Canadian restaurants sold to franchisees to 129 during 2014 and 2015. In February 2015, the Company announced plans to sell approximately 540 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the end of 2016. During the third quarter of 2015, the Company completed the sale of nine restaurants. As of September 27, 2015, the company had classified 274 restaurants as held for sale.

Gains and losses recognized on dispositions are recorded to “System optimization losses (gains), net” in our condensed consolidated statements of operations. During the first nine months of 2015 and 2014, the Company completed the sale of 109 and 190 company-owned restaurants to franchisees, respectively, as well as other assets, and recognized net gains totaling $14.8 million and $74.0 million, respectively.

Costs related to our system optimization initiative are recorded to “Reorganization and realignment costs.” During the first nine months of 2015 and 2014, the Company recognized costs totaling $6.6 million and $17.4 million, respectively, which primarily included severance and related employee costs, accelerated depreciation and amortization, share-based compensation expense and professional fees. The Company expects to incur additional costs of approximately $10.0 million in aggregate during the remainder of 2015 and 2016 in connection with its system optimization initiative. Such costs are primarily comprised of accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that will be sold to franchisees of approximately $3.0 million and professional fees of approximately $7.0 million.

G&A Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan includes a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company expects to achieve the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. The Company recognized costs totaling $10.0 million in the first nine months of 2015, which primarily included severance and related employee costs and share-based compensation and were recorded to “Reorganization and realignment costs.” The Company expects to incur additional costs aggregating approximately $3.0 million during the remainder of 2015 and 2016, comprised primarily of recruitment and relocation costs for the reinvestment in resources to drive long-term growth.

Securitized Financing Facility

As further described below in “Liquidity and Capital Resources - Securitized Financing Facility,” on June 1, 2015, the Company completed a $2,275.0 million securitized financing facility, which consists of the following: $875.0 million of 3.371%, $900.0 million of 4.080% and $500.0 million of 4.497% Series 2015-1 fixed rate senior secured notes (collectively the “Series 2015-1 Class A-2 Notes”). In addition, the Company entered into a purchase agreement for the issuance of Series 2015-1 variable funding senior secured notes, Class A-1 (the “Series 2015-1 Class A-1 Notes” and, together with the Series 2015-1 Class A-2 Notes, the “Series 2015-1 Senior Notes”), which allows for the issuance of up to $150.0 million of variable funding notes and certain other credit instruments, including letters of credit. The proceeds from the issuance of the Series 2015-1 Class A-2 Notes, were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s May 16, 2013 Restated Credit Agreement amended on September 24, 2013 (the “2013 Restated Credit Agreement”). In connection with the repayment of the Term A Loans and Term B Loans, the Company terminated the related interest rate swaps with notional amounts totaling $350.0 million and $100.0 million, respectively, which had been designated as cash flow hedges. As a result, the Company recorded a loss on early extinguishment of debt of $7.3 million during the second quarter of 2015, primarily consisting of the write-off of deferred costs related to the 2013 Restated Credit Agreement of $7.2 million and fees paid to terminate the related interest rate swaps of $0.1 million.

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

TimWen Lease and Management Fees

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Prior to the second quarter of 2015, Wendy’s operated certain of the Wendy’s/Tim Hortons combo units in Canada and subleased some of the restaurant facilities to franchisees. As a result of the Company completing its plan to sell all of its company-owned restaurants in Canada to franchisees during the second quarter of 2015, all of the restaurant facilities are subleased to franchisees. During the nine months ended September 27, 2015 and September 28, 2014, Wendy’s paid TimWen $9.1 million and $4.8 million, respectively, under these lease agreements. Prior to 2015, franchisees paid TimWen directly for these subleases. TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $0.2 million during both the nine months ended September 27, 2015 and September 28, 2014, which has been included as a reduction to “General and administrative.”

Results of Operations

The tables included throughout Results of Operations set forth in millions the Company’s consolidated results of operations for the three months ended September 27, 2015 and September 28, 2014. As a result of the sale of the Bakery discussed above in “Introduction - Sale of the Bakery,” the Bakery’s results of operations for the three months ended September 28, 2014 have been included in “(Loss) income from discontinued operations, net of income taxes” in the table below.

	Three Months Ended
	September 27, 2015	September 28, 2014	Change
Revenues:
Sales	$359.0	$393.5	$(34.5)
Franchise revenues	105.6	103.2	2.4
	464.6	496.7	(32.1)
Costs and expenses:
Cost of sales	291.5	332.6	(41.1)
General and administrative	63.7	65.2	(1.5)
Depreciation and amortization	36.4	34.9	1.5
System optimization losses, net	0.1	0.4	(0.3)
Reorganization and realignment costs	5.8	1.4	4.4
Impairment of long-lived assets	1.5	8.6	(7.1)
Other operating expense, net	9.7	9.4	0.3
	408.7	452.5	(43.8)
Operating profit	55.9	44.2	11.7
Interest expense	(27.9)	(13.1)	(14.8)
Other income, net	0.2	0.4	(0.2)
Income from continuing operations before income taxes	28.2	31.5	(3.3)
Provision for income taxes	(19.9)	(10.4)	(9.5)
Income from continuing operations	8.3	21.1	(12.8)
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	(0.4)	1.7	(2.1)
(Loss) gain on disposal of discontinued operations, net of income taxes	(0.3)	—	(0.3)
Net (loss) income from discontinued operations	(0.7)	1.7	(2.4)
Net income	$7.6	$22.8	$(15.2)

	Third Quarter 2015		Third Quarter 2014
Sales:
Wendy’s	$359.0		$393.5

	Third Quarter 2015		Third Quarter 2014
Franchise revenues:
Royalty revenue	$80.9		$79.7
Rental income	22.5		22.3
Franchise fees	2.2		1.2
Total franchise revenues	$105.6		$103.2

	Third Quarter 2015	% of Sales	Third Quarter 2014	% of Sales
Cost of sales:
Wendy’s
Food and paper	$113.3	31.5%	$128.8	32.7%
Restaurant labor	99.0	27.6%	112.7	28.6%
Occupancy, advertising and other operating costs	79.2	22.1%	91.1	23.2%
Total cost of sales	$291.5	81.2%	$332.6	84.5%

	Third Quarter 2015	Third Quarter 2014
Wendy’s restaurant margin $	$67.5	$60.9

Wendy’s restaurant margin %	18.8%	15.5%

	Third Quarter 2015	Third Quarter 2014
Same-restaurant sales:
North America same-restaurant sales:
Company-owned	1.7%	2.0%
Franchised	3.3%	0.5%
Systemwide	3.1%	0.7%

Total same-restaurant sales:
Company-owned	1.7%	2.0%
Franchised (a)	3.1%	0.4%
Systemwide (a)	2.9%	0.6%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela).

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at June 28, 2015	860	5,617	6,477
Opened	3	22	25
Closed	(2)	(13)	(15)
Net (sold to) purchased by franchisees	(9)	9	—
Restaurant count at September 27, 2015	852	5,635	6,487

Sales	Change
Wendy’s	$(34.5)

The decrease in sales during the third quarter of 2015 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative, during the third quarter of 2014 and thereafter, which resulted in a reduction in sales of $67.9 million. Company-owned same-restaurant sales during the third quarter of 2015 increased due to an increase in our average per customer check amount, in part offset by a slight decrease in customer count. Our average per customer check amount increased primarily due to benefits from strategic price increases on our menu items and changes in product mix. Same-restaurant sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants.

Franchise Revenues	Change
Royalty revenue	$1.2
Franchise fees	1.0
Rental income	0.2
$2.4

The increase in franchise revenues during the third quarter of 2015 was due to increases in royalty revenues, franchise fees and rental income, primarily from the sale of our company-owned restaurants in Canada to franchisees under our system optimization initiative. Royalty revenue also benefited from a 3.1% increase in franchise same-restaurant sales.

Wendy’s Cost of Sales	Change
Food and paper	(1.2)%
Restaurant labor	(1.0)%
Occupancy, advertising and other operating costs	(1.1)%
(3.3)%

The decrease in cost of sales, as a percent of sales, during the third quarter of 2015 was due to benefits from strategic price increases on our menu items, changes in product mix and lower commodity costs. In addition, higher sales at our new and remodeled Image Activation restaurants contributed to the improvement in cost of sales, as a percent of sales.

General and Administrative	Change
Share-based compensation	$(4.0)
Franchise incentives	(1.3)
Incentive compensation	3.2
Other, net	0.6
$(1.5)

The decrease in general and administrative expenses during the third quarter of 2015 was primarily due to decreases in (1) share-based compensation primarily as a result of awards granted and timing of expense recognition and (2) franchise incentives due to the 2015 Image Activation incentive program solely including royalty reductions as compared to our 2014 program which also included a cash incentive. These decreases were partially offset by higher incentive compensation accruals due to stronger operating performance as compared to plan in 2015 versus 2014.

Depreciation and Amortization	Change
Restaurants	$1.6
Corporate and other	(0.1)
$1.5

The increase in restaurant depreciation and amortization during the third quarter of 2015 was primarily due to (1) accelerated depreciation on existing assets that are being replaced as part of our Image Activation program and (2) depreciation and amortization on new and reimaged Image Activation restaurants. These increases were partially offset by a decrease in depreciation on assets sold or classified as held for sale under our system optimization initiative.

System Optimization Losses, Net	Third Quarter
	2015	2014
System optimization losses, net	$0.1	$0.4

During the third quarter of 2015 and 2014, the company sold nine restaurants and 12 restaurants, respectively, and also completed the sale of other assets under our system optimization initiative.

Reorganization and Realignment Costs	Third Quarter
	2015	2014
G&A realignment	$1.5	$—
System optimization initiative	4.3	1.4
	$5.8	$1.4

In November 2014, the Company initiated the realignment of its U.S. field operations and Restaurant Support Center in Dublin, Ohio to reduce its general and administrative expenses. As a result, the Company recorded costs during the third quarter of 2015 aggregating $1.5 million, which primarily included share-based compensation expense and severance and related employee costs.

During the third quarter of 2015 and 2014, the Company recognized costs associated with its system optimization initiative totaling $4.3 million and $1.4 million, respectively. In the third quarter of 2015, costs primarily included accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that will be sold to franchisees. In the third quarter of 2014, costs primarily included severance and related employee costs.

Impairment of Long-Lived Assets	Change
Impairment of long-lived assets	$(7.1)

Impairment of long-lived assets decreased during the third quarter of 2015 due to lower impairment charges resulting from the remeasurement of properties to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of company-owned restaurants. In addition, during the third quarter of 2015, the Company incurred lower impairment charges on company-owned restaurants due to improved operating performance.

Other Operating Expense, Net	Third Quarter
	2015	2014
Lease expense	$12.4	$13.4
Equity in earnings in joint ventures, net	(2.4)	(2.8)
Other, net	(0.3)	(1.2)
	$9.7	$9.4

Lease expense reflects the impact of (1) subleasing properties to franchisees that were previously operated as company-owned restaurants and as such, had been recorded to cost of sales and (2) entering into new leases in connection with helping to facilitate franchisee-to-franchisee restaurant transfers for purposes of subleasing such properties to the franchisee.

Interest Expense	Change
Interest expense	$14.8

The increase in interest expense during the third quarter of 2015 was primarily a result of the Company completing a $2,275.0 million securitized financing facility on June 1, 2015, as further discussed in “Liquidity and Capital Resources - Securitized Financing Facility.” The proceeds were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s 2013 Restated Credit Agreement. The securitized financing facility includes the Series 2015-1 Class A-2 Notes, which are comprised of fixed interest rate notes, and the Series 2015-1 Class A-1 Notes, which allow for the issuance up to $150.0 million of variable funding notes. The principal amounts outstanding on the Series 2015-1 Class A-2 Notes significantly exceed the amounts that were outstanding on the Term A Loans and Term B Loans. In addition, the Series 2015-1 Class A-2 Notes bear fixed-rate interest at rates higher than our historical effective interest rates on our variable interest rate Term A Loans and Term B Loans.

Provision for Income Taxes	Change
Federal and state expense on variance in income from continuing operations before income taxes	$1.6
System optimization initiative	8.8
Prior year tax matters, included changes to unrecognized tax benefits	0.2
State income taxes, net of federal benefits	(0.9)
Other	(0.2)
$9.5

Our income taxes during the third quarter of 2015 and 2014 were impacted by (1) variations in income from continuing operations before income taxes, adjusted for recurring items, (2) changes to valuation allowances on state net operating loss carryforwards due primarily to the expected sale of restaurants in certain states, which have been classified as held for sale under our system optimization initiative, (3) adjustments related to prior year tax matters, including changes to unrecognized tax benefits and (4) state income taxes, net of federal benefits.

Net (Loss) Income from Discontinued Operations	Third Quarter
	2015	2014
(Loss) income from discontinued operations before income taxes	$(0.2)	$2.6
Provision for income taxes	(0.2)	(0.9)
(Loss) income from discontinued operations, net of income taxes	(0.4)	1.7
Gain on disposal of discontinued operations before income taxes	0.2	—
Provision for income taxes on gain on disposal	(0.5)	—
Loss on disposal of discontinued operations, net of income taxes	(0.3)	—
Net (loss) income from discontinued operations	$(0.7)	$1.7

As a result of the sale of the Bakery during the second quarter of 2015, as discussed above in “Introduction - Sale of the Bakery,” the Bakery’s results of operations for the three months ended September 28, 2014 have been included in “(Loss) income from discontinued operations, net of income taxes” in the table above. During the third quarter of 2015, the Company recorded post-closing adjustments on the disposal of the Bakery.

Results of Operations

The following tables included throughout Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the nine months ended September 27, 2015 and September 28, 2014. As a result of the sale of the Bakery discussed above in “Introduction - Sale of the Bakery,” the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 and for the nine months ended September 28, 2014 have been included in “Income from discontinued operations, net of income taxes” in the table below.

	Nine Months Ended
	September 27, 2015	September 28, 2014	Change
Revenues:
Sales	$1,101.6	$1,219.2	$(117.6)
Franchise revenues	304.3	292.0	12.3
	1,405.9	1,511.2	(105.3)
Costs and expenses:
Cost of sales	911.8	1,031.2	(119.4)
General and administrative	184.1	201.2	(17.1)
Depreciation and amortization	111.3	113.4	(2.1)
System optimization gains, net	(14.8)	(74.0)	59.2
Reorganization and realignment costs	16.6	17.4	(0.8)
Impairment of long-lived assets	13.5	11.2	2.3
Other operating expense, net	25.2	18.1	7.1
	1,247.7	1,318.5	(70.8)
Operating profit	158.2	192.7	(34.5)
Interest expense	(57.9)	(39.2)	(18.7)
Loss on early extinguishment of debt	(7.3)	—	(7.3)
Other income, net	0.7	1.8	(1.1)
Income from continuing operations before income taxes	93.7	155.3	(61.6)
Provision for income taxes	(42.4)	(61.8)	19.4
Income from continuing operations	51.3	93.5	(42.2)
Discontinued operations:
Income from discontinued operations, net of income taxes	9.2	4.6	4.6
Gain on disposal of discontinued operations, net of income taxes	14.8	—	14.8
Net income from discontinued operations	24.0	4.6	19.4
Net income	$75.3	$98.1	$(22.8)

	Nine Months 2015		Nine Months 2014
Sales:
Wendy’s	$1,101.6		$1,219.2

	Nine Months 2015		Nine Months 2014
Franchise revenues:
Royalty revenue	$235.3		$232.0
Rental income	60.5		50.3
Franchise fees	8.5		9.7
Total franchise revenues	$304.3		$292.0

	Nine Months 2015	% of Sales	Nine Months 2014	% of Sales
Cost of sales:
Wendy’s
Food and paper	$351.3	31.9%	$395.8	32.5%
Restaurant labor	311.3	28.3%	356.1	29.2%
Occupancy, advertising and other operating costs	249.2	22.6%	279.3	22.9%
Total cost of sales	$911.8	82.8%	$1,031.2	84.6%

	Nine Months 2015	Nine Months 2014
Wendy’s restaurant margin $	$189.8	$188.0

Wendy’s restaurant margin %	17.2%	15.4%

	Nine Months 2015	Nine Months 2014
Same-restaurant sales:
North America same-restaurant sales:
Company-owned	2.2%	2.4%
Franchised	2.9%	1.4%
Systemwide	2.8%	1.6%

Total same-restaurant sales:
Company-owned	2.2%	2.4%
Franchised (a)	2.8%	1.2%
Systemwide (a)	2.7%	1.4%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela).

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at December 28, 2014	957	5,558	6,515
Opened	9	51	60
Closed	(9)	(79)	(88)
Net (sold to) purchased by franchisees	(105)	105	—
Restaurant count at September 27, 2015	852	5,635	6,487

Sales	Change
Wendy’s	$(117.6)

The decrease in sales during the first nine months of 2015 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative, during the first nine months of 2014 and thereafter, which resulted in a reduction in sales of $177.5 million. Company-owned same-restaurant sales during the first nine months of 2015 increased due to an increase in our average per customer check amount, in part offset by a decrease in customer count. Our average per customer check amount increased primarily due to benefits from strategic price increases on our menu items and changes in product mix. Same-restaurant sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants. Sales during the first nine months of 2015 were negatively impacted by $7.4 million due to changes in Canadian foreign currency rates relative to the U.S. dollar.

Franchise Revenues	Change
Rental income	$10.2
Royalty revenue	3.3
Franchise fees	(1.2)
$12.3

The increase in franchise revenues during the first nine months of 2015 was primarily due to increased rental income from sales of company-owned restaurants to franchisees under our system optimization initiative. In addition, royalty revenue increased due to a net increase in the number of franchise restaurants in operation during the first nine months of 2015 compared to 2014. Royalty revenue was also positively impacted by a 2.8% increase in franchise same-restaurant sales. These increases were partially offset by a decrease in franchise fees driven by lower initial franchise fees due to fewer sales of restaurants to franchisees during the first nine months of 2015 compared to 2014.

Wendy’s Cost of Sales	Change
Food and paper	(0.6)%
Restaurant labor	(0.9)%
Occupancy, advertising and other operating costs	(0.3)%
(1.8)%

The decrease in cost of sales, as a percent of sales, during the first nine months of 2015 was due to benefits from strategic price increases on our menu items, higher sales at our Image Activation restaurants and changes in product mix. As a percent of sales, these decreases in costs were partially offset by increased commodity costs, primarily from higher beef prices.

General and Administrative	Change
Share-based compensation	$(8.4)
Employee compensation and related expenses	(4.3)
Capitalized internal labor costs	(3.5)
Franchise incentives	(2.0)
Franchise tax	(1.2)
Incentive compensation	4.5
Other	(2.2)
$(17.1)

The decrease in general and administrative expenses during the first nine months of 2015 was primarily due to (1) a decrease in share-based compensation primarily as a result of awards granted and timing of expense recognition, (2) a decrease in employee compensation and related expenses primarily as a result of the realignment of our U.S. field operations and Restaurant Support Center in Dublin, Ohio as part of our G&A realignment plan to reduce general and administrative expenses, (3) an increase in capitalized internal labor costs related to consumer-facing restaurant technology and our Image Activation program, (4) a decrease in franchise incentives due to the 2015 Image Activation incentive program solely including royalty reductions as compared to our 2014 program which also included a cash incentive and (5) a decrease in franchise taxes. These decreases were partially offset by higher incentive compensation accruals due to stronger operating performance as compared to plan in 2015 versus 2014.

Depreciation and Amortization	Change
Restaurants	$(3.0)
Corporate and other	0.9
$(2.1)

The decrease in restaurant depreciation and amortization during the first nine months of 2015 was primarily due to decreases in (1) accelerated depreciation on existing assets that are being replaced as part of our Image Activation program and (2) depreciation on assets sold or classified as held for sale under our system optimization initiative. These decreases were partially offset by an increase in restaurant depreciation and amortization on new and reimaged Image Activation restaurants.

System Optimization Gains, Net	Nine Months
	2015	2014
System optimization gains, net	$(14.8)	$(74.0)

The decrease in system optimization gains, net during the first nine months of 2015 was primarily due to fewer sales of company-owned restaurants to franchisees. The Company sold 109 restaurants, primarily in Canada, during the first nine months of 2015 compared to 190 U.S. restaurants in 2014.

Reorganization and Realignment Costs	Nine Months
	2015	2014
G&A realignment	$10.0	$—
System optimization initiative	6.6	17.4
	$16.6	$17.4

In November 2014, the Company initiated the realignment of its U.S. field operations and Restaurant Support Center in Dublin, Ohio to reduce its general and administrative expenses. As a result, the Company recorded costs during the first nine months of 2015 aggregating $10.0 million, which primarily included (1) share-based compensation expense of $5.6 million, (2) severance and related employee costs of $3.1 million and (3) recruitment and relocation costs of $1.3 million.

During the first nine months of 2015 and 2014, the Company recognized costs associated with its system optimization initiative totaling $6.6 million and $17.4 million, respectively. In the first nine months of 2015, costs primarily included accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that will be sold to franchisees of $5.1 million. During the first nine months of 2014, costs primarily included (1) severance and related employee costs of $6.6 million, (2) share-based compensation expense of $3.8 million and (3) professional fees of $3.2 million.

Impairment of Long-Lived Assets	Change
Impairment of long-lived assets	$2.3

The increase in impairment of long-lived assets during the first nine months of 2015 primarily resulted from the remeasurement of properties to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of company-owned restaurants.

Other Operating Expense, Net	Nine Months
	2015	2014
Lease expense	$33.7	$27.8
Equity in earnings in joint ventures, net	(7.0)	(7.7)
Other	(1.5)	(2.0)
	$25.2	$18.1

The increase in other operating expense, net during the first nine months of 2015 was primarily due to an increase in lease expense resulting from (1) subleasing properties to franchisees that were previously operated as company-owned restaurants and as such, had been recorded to cost of sales and (2) entering into new leases in connection with helping to facilitate franchisee-to-franchisee restaurant transfers for purposes of subleasing such properties to the franchisee.

Interest Expense	Change
Interest expense	$18.7

The increase in interest expense during the first nine months of 2015 was primarily a result of the Company completing a $2,275.0 million securitized financing facility on June 1, 2015, as further discussed in “Liquidity and Capital Resources - Securitized Financing Facility.” The proceeds were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s 2013 Restated Credit Agreement. The securitized financing facility includes the Series 2015-1 Class A-2 Notes, which are comprised of fixed interest rate notes, and the Series 2015-1 Class A-1 Notes, which allow for the issuance up to $150.0 million of variable funding notes. The principal amounts outstanding on the Series 2015-1 Class A-2 Notes significantly exceed the amounts that were outstanding on the Term A Loans and Term B Loans. In addition, the Series 2015-1 Class A-2 Notes bear fixed-rate interest at rates higher than our historical effective interest rates on our variable interest rate Term A Loans and Term B Loans.

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

Provision for Income Taxes	Change
Federal and state expense on variance in income from continuing operations before income taxes	$(20.6)
Prior year tax matters, including changes to unrecognized tax benefits	(1.5)
System optimization initiative	2.7
State income taxes, net of federal benefits	0.2
Other	(0.2)
$(19.4)

Our income taxes during the first nine months of 2015 and 2014 were impacted by (1) variations in income from continuing operations before income taxes, adjusted for recurring items, (2) adjustments related to prior year tax matters, including changes to unrecognized tax benefits, (3) our system optimization initiative and (4) state income taxes, net of federal benefits, which included a provision of $4.1 million in the second quarter of 2015 for changes in the Company’s state tax profile resulting from an internal restructuring required to complete the securitized financing facility discussed in “Liquidity and Capital Resources - Securitized Financing Facility” that was partially offset by the effect of a mandatory consolidated return filing requirement in New York enacted during the second quarter of 2014.

Net Income from Discontinued Operations	Nine Months
	2015	2014
Income from discontinued operations before income taxes	$14.9	$6.9
Provision for income taxes	(5.7)	(2.3)
Income from discontinued operations, net of income taxes	9.2	4.6
Gain on disposal of discontinued operations before income taxes	27.5	—
Provision for income taxes on gain on disposal	(12.7)	—
Gain on disposal of discontinued operations, net of income taxes	14.8	—
Net income from discontinued operations	$24.0	$4.6

As a result of the sale of the Bakery as discussed above in “Introduction - Sale of the Bakery,” the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 and for the nine months ended September 28, 2014 have been included in “Income from discontinued operations, net of income taxes” in the table above. The increase in income from discontinued operations before income taxes during the first nine months of 2015 compared to 2014 is primarily due to the first quarter of 2015 including a reduction to cost of sales of $12.5 million resulting from the reversal of a liability associated with Bakery’s withdrawal from a multiemployer pension plan. See Note 15 of the Financial Statements contained in Item 1 herein for further discussion.

During the first nine months of 2015, the Company recognized a gain on the disposal of the Bakery of $14.8 million, net of income tax expense of $12.7 million which has been included in net income from discontinued operations. The provision for income taxes on the gain on disposal includes the impact of non-deductible goodwill disposed of as a result of the sale.

Interest Expense Outlook for 2015

As disclosed in the Quarterly Report on Form 10-Q for the second quarter of 2015, the Company expects that interest expense will increase significantly in 2015 compared to 2014 due to the impact of the securitized financing facility completed on June 1, 2015 as further described below in “Liquidity and Capital Resources - Securitized Financing Facility.”

Liquidity and Capital Resources

Sources and Uses of Cash

Cash provided by operating activities decreased $64.0 million in the first nine months of 2015 as compared to the first nine months of 2014, primarily due to changes in our net income and non-cash items as well as the following:

•	an increase of $23.7 million in restricted cash for the payment of interest under our securitized financing facility;

•	an increase of $18.2 million in interest payments resulting from the securitized financing facility;

•	a $23.0 million unfavorable impact in accounts and notes receivable for the comparable periods; and

•	payments of $7.3 million to terminate our cash flow hedges; partially offset by

•
a $26.0 million favorable impact in accrued expenses and other current liabilities for the comparable periods primarily due to decreases in payments for incentive compensation for the 2014 fiscal year partially offset by an increase in income tax payments, net of refunds; and

•	a $12.6 million favorable impact in accounts payable for the comparable periods due to fewer company-owned restaurants and the timing of payments.

Cash used in investing activities decreased $16.4 million in the first nine months of 2015 as compared to the first nine months of 2014, primarily due to the following:

•	$78.4 million in proceeds from the sale of the Bakery;

•	a decrease of $9.6 million in capital expenditures; and

•	a decrease of $4.7 million in payments for restaurant acquisitions; partially offset by

•	a decrease of $73.5 million in proceeds from dispositions related to our system optimization initiative.

Cash used in financing activities decreased $201.5 million in the first nine months of 2015 as compared to the first nine months of 2014, primarily due to the following:

•
a net increase in cash provided by long-term debt activities of $959.7 million primarily resulting from the securitized financing facility and the related repayment of the 2013 Restated Credit Agreement; partially offset by

•	an increase in repurchases of common stock of $787.2 million.

The net cash used in our business before the effect of exchange rate changes on cash was approximately $81.4 million.

Sources and Uses of Cash for the Remainder of 2015

Our anticipated sources of cash and cash requirements for the remainder of 2015, exclusive of operating cash flow requirements, consist principally of:

•	capital expenditures of approximately $51.8 million, which would result in total cash capital expenditures for the year of approximately $240.0 million;

•	quarterly cash dividends aggregating up to approximately $16.4 million as discussed below in “Dividends;” and

•	restaurant acquisitions and dispositions under our system optimization initiative.

Based on current levels of operations, the Company expects that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Securitized Financing Facility

On June 1, 2015, Wendy’s Funding, LLC (“Wendy’s Funding” or the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.371% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $875.0 million, Series 2015-1 4.080% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”) with an initial principal amount of $900.0 million and the Series 2015-1 4.497% Fixed Rate Senior Secured Notes, Class A-2-III, (the “Class A-2-III Notes”) with an initial principal amount of $500.0 million (collectively the “Series 2015-1 Class A-2 Notes”). In addition, the Master Issuer entered into a revolving financing facility of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2015-1 Class A-1 Notes” and, together with the Series 2015-1 Class A-2 Notes, the “Series 2015-1 Senior Notes”), which allow for the drawing of up to $150.0 million under the Series 2015-1 Class A-1 Notes, which include certain credit instruments, including a letter of credit facility. The Series 2015-1 Class A-1 Notes were issued under the Indenture and allow for drawings on a revolving basis. During the third quarter of 2015, the Company borrowed and repaid $19.0 million under the Series 2015-1 Class A-1 Notes.

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

Interest and principal payments on the Series 2015-1 Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Series 2015-1 Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the Series 2015-I Class A-2 Notes is in June 2045, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment dates of the Class A-2-I Notes, the Class A-2-II Notes and the Class A-2-III Notes will be 4.25, 7 and 10 years, respectively, from the date of issuance (the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Series 2015-1 Class A-2 Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.

The Series 2015-1 Class A-1 Notes will accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Series 2015-1 Class A-1 note agreement. There is a commitment fee on the unused portion of the Series 2015-1 Class A-1 Notes which ranges from 0.50% to 0.85% based on utilization. It is anticipated that the principal and interest on the Series 2015-1 Class A-1 Notes will be repaid in full on or prior to June 2020, subject to two additional one-year extensions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the Series 2015-1 Class A-1 Notes equal to 5.0% per year. As of September 27, 2015, $22.1 million of letters of credit were outstanding against the Series 2015-1 Class A-1 Notes, which relate primarily to interest reserves required under the Indenture.

During the nine months ended September 27, 2015, the Company incurred debt issuance costs of $43.8 million in connection with the issuance of the Series 2015-1 Senior Notes. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Series 2015-1 Senior Notes utilizing the effective interest rate method. As of September 27, 2015, the effective interest rates, including the amortization of debt issuance costs, were 3.789%, 4.338% and 4.681% for the Class A-2-I Notes, Class A-2-II Notes and Class A-2-III Notes, respectively.

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

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the noteholders, and are restricted in their use. As of September 27, 2015, Wendy’s Funding had restricted cash of $29.4 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Series 2015-1 Class A-2 Notes. Such restricted cash is included in “Prepaid expenses and other current assets” in the condensed consolidated balance sheet as of September 27, 2015. Changes in such restricted cash have been presented as a component of cash flows from operating and financing activities in the condensed consolidated statement of cash flows since the cash is restricted to the payment of interest and principal, respectively.

The proceeds from the issuance of the Series 2015-1 Class A-2 Notes, were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s May 16, 2013 Restated Credit Agreement amended on September 24, 2013 (the “2013 Restated Credit Agreement”). In connection with the repayment of the Term A Loans and Term B Loans, Wendy’s terminated the related interest rate swaps with notional amounts totaling $350.0 million and $100.0 million, respectively, which had been designated as cash flow hedges. As a result, the Company recorded a loss on early extinguishment of debt of $7.3 million during the second quarter of 2015, primarily consisting of the write-off of deferred costs related to the 2013 Restated Credit Agreement of $7.2 million and fees paid to terminate the interest rate swaps of $0.1 million.

Contractual Obligations

Except as described below, the Company did not have any significant changes to its contractual obligations as disclosed in the Form 10-K:

•
The issuance of the Series 2015-1 Senior Notes of $2,275.0 million and the resulting early principal repayment of our Term A Loans and Term B Loans totaling $1,283.2 million, which were due in 2018 and 2019, respectively.

•
As a result of the issuance of the Series 2015-1 Senior Notes, the Company expects to pay approximately $641.3 million in interest on our long-term debt obligations outstanding, excluding capital leases, as of September 27, 2015.

Dividends

On March 16, 2015, June 15, 2015 and September 15, 2015, The Wendy’s Company paid quarterly cash dividends of $0.055 per share on its common stock, aggregating $55.4 million. On October 28, 2015, The Wendy’s Company declared a dividend of $0.06 per share to be paid on December 15, 2015 to shareholders of record as of December 1, 2015. As a result of the declaration, The Wendy’s Company’s total cash requirement for dividends for the fourth quarter of 2015 will be approximately $16.4 million based on the number of shares of its common stock outstanding at October 29, 2015. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

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

As part of the August 2014 authorization, $76.1 million remained available as of December 28, 2014. During the first and second quarters of 2015, the Company repurchased 5.7 million shares with an aggregate purchase price of $61.6 million, excluding commissions. During the third quarter of 2015, the Company repurchased $14.5 million through the accelerated share repurchase agreement described below. As a result, the $100.0 million share repurchase program authorized in August 2014 was completed.

As part of the June 2015 authorization, the Company commenced an $850.0 million share repurchase program on June 3, 2015, which included (1) a modified Dutch auction tender offer to repurchase up to $639.0 million of our common stock and (2) a separate stock purchase agreement to repurchase up to $211.0 million of our common stock from the Trian Group. For additional information on the separate stock purchase agreement see “Introduction - Related Party Transactions” included herein. On June 30, 2015, the tender offer expired and on July 8, 2015, the Company repurchased 55.8 million shares at $11.45 per share for an aggregate purchase price of $639.0 million. On July 17, 2015, the Company repurchased 18.4 million shares, pursuant to the separate stock purchase agreement, for an aggregate purchase price of $210.9 million. As a result, the $850.0 million share repurchase program that commenced on June 3, 2015 was completed during the third quarter of 2015. During the nine months ended September 27, 2015, the Company incurred costs of $2.3 million in connection with the tender offer and Trian Group stock purchase agreement, which were recorded to treasury stock.

In August 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase programs. Under the ASR Agreement, the Company paid the financial institution an initial purchase price of $164.5 million in cash and received an initial delivery of 14.4 million shares of common stock, representing an estimate of 85% of the total shares expected to be delivered under the ASR Agreement. The total number of shares of common stock ultimately purchased by the Company under the ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR Agreement, less an agreed discount. On September 25, 2015, the Company completed the ASR Agreement and received an additional 3.6 million shares of common stock. After the completion of the ASR Agreement, the Company had $400.1 million remaining availability under its June 2015 authorization.

During the nine months ended September 28, 2014, the Company repurchased 1.7 million shares with an aggregate purchase price of $13.9 million, excluding commissions, as part of the August 2014 authorization. In January 2014, our Board of Directors authorized a repurchase program, which the Company fully utilized through completion of a modified Dutch auction tender offer on February 19, 2014 resulting in 29.7 million shares repurchased for an aggregate purchase price of $275.0 million. The Company incurred costs of $2.3 million in connection with the tender offer, which were recorded to treasury stock.

General Inflation, Commodities and Changing Prices

We believe that general inflation did not have a significant effect on our condensed consolidated results of operations during the reporting periods. We manage any inflationary costs and commodity price increases primarily through selective menu price increases. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken and corn, is expected to have an unfavorable effect on our results of operations in the future. The extent of any impact will depend on our ability and timing to increase food prices.

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

As of September 27, 2015 there were no material changes from the information contained in the Form 10-K, except as described below.

Interest Rate Risk

As discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Liquidity and Capital Resources,” the Company completed a $2,275.0 million securitized financing facility on June 1, 2015. The proceeds were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s 2013 Restated Credit Agreement. In connection with the repayment of the Term A Loans and Term B Loans, the Company terminated the related interest rate swaps with notional amounts totaling $350.0 million and $100.0 million, respectively, which had been designated as cash flow hedges. The unrealized loss on the cash flow hedges at termination of $7.3 million is being reclassified on a straight-line basis from “Accumulated other comprehensive loss” to “Interest expense” beginning June 30, 2015, the original effective date of the interest rate swaps through December 31, 2017, the original maturity date of the interest rate swaps.

The securitized financing facility includes the Series 2015-1 Class A-2 Notes, which are comprised of fixed interest rate notes, and the Series 2015-1 Class A-1 Notes, which allow for the issuance up to $150.0 million of variable funding notes. The Series 2015-1 Class A-2 Notes bear fixed-rate interest at rates higher than our historical effective interest rates on our variable interest rate Term A Loans and Term B Loans. In addition, the principal amounts outstanding on the Series 2015-1 Class A-2 Notes significantly exceed the amounts that were outstanding on the Term A Loans and Term B Loans. In addition, the final legal maturity date of substantially all of the Series 2015-1 Senior Notes is in 2045; however, the anticipated repayment dates of the Series 2015-1 Senior Notes range from 2019 through 2025, which is up to six years longer than the prior Term A Loans and Term B Loans. These changes to the Company’s debt structure have reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. However, the Company is exposed to interest rate increases on borrowings under the Series 2015-1 Class A-1 Notes.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 27, 2015. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2015, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•	risks associated with the amount and timing of share repurchases under the $1.4 billion share repurchase program approved by the Board of Directors; and

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

The ability to meet payment and other obligations under the debt instruments of the Company’s subsidiaries depends on their ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors, as well as other factors that are beyond the Company’s control. There can be no assurance that the Company’s business will generate cash flow from operations, or that future borrowings will be available to it under existing or any future credit facilities or otherwise, in an amount sufficient to enable its subsidiaries to meet their debt payment obligations and to fund other liquidity needs. If the Company’s subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If the Company’s subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations.

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

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact the Company’s business by causing a disruption to its operations, a compromise or corruption of confidential information, and/or damage to its employee and business relationships, all of which could subject the Company to loss and harm its brand.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, vendors and employees. A number of retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems. As the Company’s reliance on technology has increased, so have the risks posed to its systems, both internal and those it has outsourced. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to the relationship with customers, franchisees and employees and private data exposure. In addition to maintaining insurance coverage to address cyber incidents, the Company has also implemented processes, procedures and controls to help mitigate these risks. However, these measures, as well as its increased awareness of a risk of a cyber incident, do not guarantee that the Company’s reputation and financial results will not be adversely affected by such an incident.

Because the Company and its franchisees accept electronic forms of payment from their customers, the Company’s business requires the collection and retention of customer data, including credit and debit card numbers and other personally identifiable information in various information systems that the Company and its franchisees maintain and in those maintained by third parties with whom the Company and its franchisees contract to provide credit card processing. The Company also maintains important internal Company data, such as personally identifiable information about its employees and franchisees and information relating to its operations. The Company’s use of personally identifiable information is regulated by foreign, federal and state laws, as well as by certain third-party agreements. As privacy and information security laws and regulations change, the Company may incur additional costs to ensure that it remains in compliance with those laws and regulations. If the Company’s security and information systems are compromised or if its employees or franchisees fail to comply with these laws, regulations, or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect the Company’s reputation and could disrupt its operations and result in costly litigation, judgments, or penalties resulting from violation of federal and state laws and payment card industry regulations. A cyber incident could also require the Company to notify customers, employees or other groups, result in adverse publicity, loss of sales and profits, increase fees payable to third parties, and incur penalties or remediation and other costs that could adversely affect the operation of the Company’s business and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the third quarter of 2015:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
June 29, 2015 through August 2, 2015	74,786,636	$11.44	74,224,173	$564,614,109
August 3, 2015 through August 30, 2015	14,402,815	$9.72	14,385,288	$424,789,109
August 31, 2015 through September 27, 2015	3,552,890	$6.95	3,551,101	$400,114,109
Total	92,742,341	$11.00	92,160,562	$400,114,109

(1)
Includes 581,779 shares reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In August 2014, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. During the third quarter of 2015, this authorization was completed. On June 1, 2015, our Board of Directors authorized the repurchase of up to $1,400.0 million of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible. As of September 27, 2015, $400.1 million remained available for repurchases under this authorization.

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

THE WENDY’S COMPANY (Registrant)
Date: November 4, 2015	By: /s/ Todd A. Penegor
Todd A. Penegor
Executive Vice President,
Chief Financial Officer and International
(On behalf of the Company)

Date: November 4, 2015	By: /s/ Scott A. Kriss
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