Form 10-K
period 2016-01-03
Wendy's Co
filed 2016-03-03
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED January 3, 2016
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
Yes [ ] No [x]

The aggregate market value of common equity held by non-affiliates of The Wendy’s Company as of June 26, 2015 was approximately $3,272.9 million. As of February 24, 2016, there were 270,010,291 shares of The Wendy’s Company common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from The Wendy’s Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after January 3, 2016.

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

•	increased labor costs due to competition or increased minimum wage or employee benefit costs;

•	changes in commodity costs (including beef, chicken and corn), labor, supplies, fuel, utilities, distribution and other operating costs;

•	availability, location and terms of sites for restaurant development by us and our franchisees;

•	development costs, including real estate and construction costs;

•	delays in opening new restaurants or completing reimages of existing restaurants, including risks associated with the Image Activation program;

•	the timing and impact of acquisitions and dispositions of restaurants;

•	anticipated or unanticipated restaurant closures by us and our franchisees;

•	our ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Wendy’s restaurants successfully;

•	availability of qualified restaurant personnel to us and to our franchisees, and the ability to retain such personnel;

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

•
risks associated with failures, interruptions or security breaches of the Company’s computer systems or technology, or the occurrence of cyber incidents or a deficiency in cybersecurity that impacts the Company or its franchisees;

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

•
risks associated with the Company’s securitized financing facility, including the ability to generate sufficient cash flow to meet increased debt service obligations, compliance with operational and financial covenants, and restrictions on the Company’s ability to raise additional capital;

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

Item 1. Business.

Introduction

The Wendy’s Company (“The Wendy’s Company”) is the parent company of its 100% owned subsidiary holding company Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC, formerly known as Wendy’s International, Inc. Wendy’s International, LLC is the indirect parent company of Quality Is Our Recipe, LLC (“Quality”), which is the owner and franchisor of the Wendy’s® restaurant system in the United States. As used in this report, unless the context requires otherwise, the term “Company” refers to The Wendy’s Company and its direct and indirect subsidiaries, and “Wendy’s” refers to Quality when the context relates to ownership of or franchising the Wendy’s® restaurant system and to Wendy’s International, LLC when the context refers to the Wendy’s® brand.

As of January 3, 2016, the Wendy’s restaurant system was comprised of 6,479 restaurants, of which 632 were owned and operated by the Company. References in this Annual Report on Form 10-K (the “Form 10-K”) to restaurants that we “own” or that are “company-owned” include owned and leased restaurants. The Wendy’s Company’s corporate predecessor was incorporated in Ohio in 1929 and was reincorporated in Delaware in June 1994. Effective September 29, 2008, in conjunction with the merger with Wendy’s, The Wendy’s Company’s corporate name was changed from Triarc Companies, Inc. (“Triarc”) to Wendy’s/Arby’s Group, Inc. Effective July 5, 2011, in connection with the sale of Arby’s Restaurant Group, Inc. (“Arby’s”), Wendy’s/Arby’s Group, Inc. changed its name to The Wendy’s Company. The Company’s principal executive offices are located at One Dave Thomas Blvd., Dublin, Ohio 43017, and its telephone number is (614) 764-3100. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, as well as our annual proxy statement, available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. We also provide our Code of Business Conduct and Ethics, free of charge, on our website. Our website address is www.aboutwendys.com. Information contained on that website is not part of this Form 10-K.

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

Sale of the Bakery

On May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in The New Bakery Company, LLC and its subsidiaries (collectively, the “Bakery”), to East Balt US, LLC (the “Buyer”) for $78.5 million in cash (subject to customary purchase price adjustments).

Sale of Arby’s

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s to ARG IH Corporation (“ARG”), a wholly-owned subsidiary of ARG Holding Corporation (“ARG Parent”), for $130.0 million in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of ARG Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. At January 3, 2016, there were 6,076 Wendy’s restaurants in operation in North America. Of these restaurants, 632 were operated by Wendy’s and 5,444 by a total of 390 franchisees. In addition, at January 3, 2016, there were 403 franchised Wendy’s restaurants in operation in 27 countries and territories other than North America. See “Item 2. Properties” for a listing of the number of company-owned and franchised locations in the United States and in foreign countries and United States territories.

The revenues from our restaurant business are derived from two principal sources: (1) sales at company-owned restaurants and (2) franchise-related revenues including royalties, rents and franchise fees received from Wendy’s franchised restaurants.

Wendy’s is also a 50% partner in a Canadian restaurant real estate joint venture with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. The joint venture owns Wendy’s/Tim Hortons combo units in Canada. As of January 3, 2016, there were 99 Wendy’s restaurants in operation that were owned by the joint venture. (Tim Hortons™ is a registered trademark of Tim Hortons USA Inc.)

Wendy’s Restaurants

Wendy’s opened its first restaurant in Columbus, Ohio in 1969. During 2015, Wendy’s opened 21 new company-owned restaurants and closed 23 generally underperforming company-owned restaurants. In addition, Wendy’s purchased 4 restaurants from franchisees and sold 327 restaurants to franchisees. During 2015, Wendy’s franchisees opened 88 new restaurants and closed 122 generally underperforming restaurants. The restaurants sold to franchisees were sold as part of the system optimization initiative which is further described in “Acquisitions and Dispositions of Wendy’s Restaurants” below.

The following table sets forth the number of Wendy’s restaurants at the beginning and end of each year from 2013 to 2015:

	2015	2014	2013
Restaurants open at beginning of period	6,515	6,557	6,560
Restaurants opened during period	109	103	102
Restaurants closed during period	(145)	(145)	(105)
Restaurants open at end of period	6,479	6,515	6,557

During the period from December 31, 2012, through January 3, 2016, 314 Wendy’s restaurants were opened and 395 generally underperforming Wendy’s restaurants were closed.

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

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room. The percentage of sales at company-owned Wendy’s restaurants through the pick-up window was 65.8%, 64.7% and 64.8% in 2015, 2014 and 2013, respectively.

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

Wendy’s does not sell food or supplies to its franchisees. The Bakery, a 100% owned subsidiary of Wendy’s, formerly known as The New Bakery Co. of Ohio, Inc., was a producer of buns for some Wendy’s restaurants, and to a lesser extent for outside parties. In May 2015, Wendy’s completed the sale of the Bakery to East Balt US, LLC.

Raw Materials and Purchasing

As of January 3, 2016, four independent processors (six total production facilities) supplied all of Wendy’s hamburger in the United States. In addition, five independent processors (seven total production facilities) supplied all of Wendy’s chicken in the United States.

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

Trademarks and Service Marks

Wendy’s or its subsidiaries have registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Old Fashioned Hamburgers® and Quality Is Our Recipe®. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks expire at various times from 2016 to 2025, while international trademarks and service marks have various durations of 10 to 15 years. Wendy’s generally intends to renew trademarks and service marks that are scheduled to expire.

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

Acquisitions and Dispositions of Wendy’s Restaurants

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from company-owned restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as helping to facilitate franchisee-to-franchisee restaurant transfers. In February 2015, the Company announced plans to sell approximately 540 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the end of 2016. During 2015, 2014 and 2013, the Company completed the sale of 327, 255 and 244 company-owned restaurants to franchisees, respectively, which included the sale of all of its company-owned restaurants in Canada. In addition, during 2015 the Company helped facilitate the transfer of 71 restaurants between franchisees. The Company expects to complete its plan to reduce its company-owned restaurant ownership to approximately 5% with the sale of approximately 315 restaurants during 2016, of which 99 restaurants were classified as held for sale as of January 3, 2016.

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

Franchised Restaurants

As of January 3, 2016, Wendy’s franchisees operated 5,444 Wendy’s restaurants in 50 states, the District of Columbia and Canada.

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

Wendy’s also enters into development and/or relationship agreements with certain franchisees. The development agreement provides the franchisee with the right to develop a specified number of new Wendy’s restaurants using the Image Activation design within a stated, non-exclusive territory for a specified period, subject to the franchisee meeting interim new restaurant development requirements. The relationship agreement addresses other aspects of the franchisor-franchisee relationship, such as restrictions on operating competing restaurants, participation in brand initiatives such as the Image Activation program, employment of approved operators, confidentiality and restrictions on engaging in sale/leaseback or debt refinancing transactions without Wendy’s prior consent.

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

In order to promote Image Activation new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty payments for the first three years of operation for qualifying new restaurants opened by December 31, 2016. Wendy’s also has incentive programs for franchisees that commence Image Activation restaurant remodels during 2016 and 2017. The remodel incentive programs provide reductions in royalty payments for one year or two years after the completion of construction depending upon the type of remodel. In 2015, Wendy’s added an additional incentive to the 2016 remodel program described above to include waiving the franchise agreement renewal fee for certain types of remodels. In addition, Wendy’s also had incentive programs that included reductions in royalty payments in 2015 and 2014 as well as cash incentives for franchisees’ participation in Wendy’s Image Activation program throughout 2014 and 2013.

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

See Note 7 and Note 21 of the Financial Statements and Supplementary Data included in Item 8 herein, and the information under “Management’s Discussion and Analysis” in Item 7 herein, for further information regarding reserves, commitments and contingencies involving franchisees.

Advertising and Marketing

In the United States and Canada, Wendy’s advertises nationally through national advertising funds on network and cable television programs, including nationally televised events. Locally in the United States and Canada, Wendy’s primarily advertises through regional network and cable television, radio and newspapers. Wendy’s participates in two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, newspapers, the Internet and a variety of promotional campaigns, including the increasing use of social media. Separate national advertising funds are administered for Wendy’s United States and Canadian locations. Contributions to the national advertising funds are required to be made from both company-owned and franchised restaurants and are based on a percent of restaurant retail sales. In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both company-owned and franchised restaurants based on a percent of restaurant retail sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising programs are governed by the Wendy’s Unit Franchise Agreement in the United States and by the Single Unit Sub-Franchise Agreement in Canada. Required contributions by company-owned restaurants for advertising and promotional programs are at the same percent of retail sales as franchised restaurants within the Wendy’s system. As of January 3, 2016, the contribution rate for United States restaurants was generally 3.5% of retail sales for national advertising and 0.5% of retail sales for local and regional advertising. The contribution rate for Canadian restaurants is generally 3% of retail sales for national advertising and 1% of retail sales for local and regional advertising, with the exception of Quebec, for which there is no national advertising contribution rate and the local and regional advertising contribution rate is 4.0% of retail sales. See Note 24 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding advertising.

International Operations and Franchising

As of January 3, 2016, Wendy’s had 403 franchised restaurants in 27 countries and territories other than the United States and Canada. Wendy’s intends to grow its international business aggressively, yet responsibly. Since the beginning of 2009, development agreements have been executed for Wendy’s locations to be opened in the following countries and territories: Argentina, Azerbaijan, Chile, Dominican Republic, the Eastern Caribbean, Ecuador, Georgia, Guatemala, India, Indonesia, Middle East, North Africa and Philippines. These development agreements include rights for 22 countries in which no Wendy’s restaurants were open as of January 3, 2016. In addition to new market expansion, further development within existing markets will continue to be an important component of Wendy’s international strategy over the coming years. Wendy’s has granted development rights in certain countries and territories listed under Item 2 of this Form 10-K.

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

Changes in government-mandated health care benefits under the Patient Protection and Affordable Care Act (“PPACA”) are anticipated to continue to increase our costs and the costs of our franchisees. Our compliance with the PPACA resulted in significant modifications to our benefits policies and practices. Because we experienced modest enrollment and participation in our health plans by newly full-time employees in 2015, the cost increases did not result in modifications to our business practices. However, future cost increases could be material and any future compliance-related modifications to our benefits policies and practices, or to our business practices, could be disruptive to our operations and impact our ability to attract and retain personnel.

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

Employees

As of January 3, 2016, the Company had approximately 21,200 employees, including approximately 1,500 salaried employees and approximately 19,700 hourly employees. We believe that our employee relations are satisfactory.

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, we have included below the most significant factors that have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2016, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Our success depends in part upon the continued retention of certain key personnel.

The Company announced on October 5, 2015 that President and Chief Executive Officer Emil Brolick planned to retire from management duties with the Company in May 2016. The Company also announced that Mr. Brolick was expected to be succeeded by current Executive Vice President, Chief Financial Officer and International Todd Penegor. On January 4, 2016, Mr. Penegor assumed the position of President of the Company.

Mr. Brolick is expected to continue as Chief Executive Officer until the transition of Mr. Penegor’s duties as Chief Financial Officer has occurred, which is expected by May 2016. Mr. Brolick is also expected to continue to serve on the Board of Directors upon his retirement to ensure continuity of leadership and strategic focus for the Company.

The Company is currently conducting an external search for a Chief Financial Officer to succeed Mr. Penegor.

As President, Mr. Penegor will maintain his current responsibilities for finance, restaurant development, information technology and international, and will assume responsibility for operations, which will continue to be led by Executive Vice President and Chief Operations Officer Robert D. Wright.

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

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs (including beef, chicken and corn), supplies, fuel, utilities, distribution and other operating costs. Commodity cost pressures, and any increase in these costs, especially beef or chicken prices, could adversely affect future operating results. In addition, our business is susceptible to increases in these costs as a result of other factors beyond its control, such as weather conditions, global demand, food safety concerns, product recalls and government regulations. Further, prices for feed ingredients used to produce beef and chicken could be adversely affected by changes in global weather patterns, which are inherently unpredictable, and by federal ethanol policy. Increases in gasoline prices could result in the imposition of fuel surcharges by our distributors, which would increase our costs. Significant increases in gasoline prices could also result in a decrease in customer traffic at our restaurants, which could adversely affect our business. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, we may not seek to or be able to pass along price increases to our customers.

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

Wendy’s franchisees are contractually obligated to operate their restaurants in accordance with the standards set forth in agreements with them. Wendy’s also provides training and support to franchisees. However, franchisees are independent third parties that we do not control, and the franchisees own, operate and oversee the daily operations of their restaurants. Specifically, franchisees are solely responsible for developing and utilizing their own policies, procedures and documents, making their own hiring, firing and disciplinary decisions, scheduling hours and establishing wages, and managing their day-to-day employment processes and procedures, all of which is done independent of Wendy’s and in compliance with all applicable laws, rules or regulations. Further, franchisees have discretion as to the prices charged to customers. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with required standards, then royalty payments to us could be adversely affected and the brand’s image and reputation could be harmed, both of which in turn could hurt our business and operating results.

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

Our Image Activation program may not positively affect sales at company-owned and participating franchised restaurants or improve our results of operations.

Throughout 2016, the Company expects Wendy’s and its franchisees to reimage approximately 430 existing company-owned and franchised restaurants and open approximately 110 new company-owned and franchised restaurants under its Image Activation program, with plans for significantly more new and reimaged Company and franchisee restaurants in 2017 and beyond.

In order to promote Image Activation new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty payments for the first three years of operation for qualifying new restaurants opened by December 31, 2016. Wendy’s also has incentive programs for franchisees that commence Image Activation restaurant remodels during 2016 and 2017. The remodel incentive programs provide reductions in royalty payments for one year or two years after the completion of construction depending upon the type of remodel. In 2015, Wendy’s added an additional incentive to the 2016 remodel program described above to include waiving the franchise agreement renewal fee for certain types of remodels. In addition, Wendy’s had incentive programs that included reductions in royalty payments in 2015 and 2014 as well as cash incentives for franchisees’ participation in Wendy’s Image Activation program throughout 2014 and 2013. These incentives will result in a reduction of royalties or other revenues received from franchisees during the periods covered.

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

As of January 3, 2016, approximately 90% of the Wendy’s system were franchise restaurants. We receive revenue in the form of royalties, which are generally based on a percentage of sales at franchised restaurants, rent and fees from franchisees. Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline. In addition, accounts receivable and related allowance for doubtful accounts may increase. When company-owned restaurants are sold, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases. During periods of declining sales and profitability of franchisees, the incidence of franchisee defaults for these lease payments increases and we are then required to make those payments and seek recourse against the franchisee or agree to repayment terms. Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease. Further, we may decide from time to time to acquire restaurants from franchisees that experience significant financial hardship, which may reduce our cash and cash equivalents.

The system optimization initiative involves risks that could adversely affect our business and financial results.

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from company-owned restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as helping to facilitate franchisee-to-franchisee restaurant transfers. In February 2015, the Company announced plans to sell approximately 540 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the end of 2016. The Company expects to complete its plan to reduce its company-owned restaurant ownership to approximately 5% with the sale of approximately 315 restaurants during 2016. There are a number of risks associated with the system optimization initiative, including the difficulty in predicting the ultimate costs associated with the sale of restaurants, employee termination costs, the timing of payments made and received, the results of negotiations with landlords, the impact of the sale of restaurants on ongoing operations, any tax impact from the sale of restaurants, and the future impact to the Company’s earnings, restaurant operating margin, cash flow and depreciation. If Wendy’s is unable to manage these risks effectively, our business and financial results could be adversely affected.
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
Wendy’s has from time to time acquired the interests of and sold Wendy’s restaurants to franchisees. Wendy’s will continue to evaluate strategic acquisitions of franchised restaurants and strategic dispositions of company-owned restaurants to existing and new franchisees. The success of these transactions is dependent upon the availability of sellers and buyers, the availability of financing, and the brand’s ability to negotiate transactions on terms deemed acceptable. In addition, the operations of restaurants that the brand acquires may not be integrated successfully, and the intended benefits of such transactions may not be realized. Acquisitions of franchised restaurants pose various risks to brand operations, including:

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

As of January 3, 2016, Wendy’s leased or owned the land and/or the building for 632 company-owned Wendy’s restaurants. Wendy’s also owned 340 and leased 720 properties that were either leased or subleased principally to franchisees as of January 3, 2016. Accordingly, we are subject to all of the risks associated with leasing and owning real estate. In particular, the value of our real property assets could decrease, and costs could increase, because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, and liability for environmental matters.

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

As of January 3, 2016, we and our franchisees operated Wendy’s restaurants in 50 states, the District of Columbia and 28 foreign countries and territories. As of January 3, 2016 and as detailed in “Item 2. Properties,” the 8 leading states by number of operating units were: Florida, Ohio, Texas, Georgia, California, Michigan, Pennsylvania and North Carolina. This geographic concentration can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Wendy’s restaurants could have a material adverse impact on our results of operations in the future.

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

Labor is a primary component in the cost of operating our company-owned restaurants. We devote significant resources to recruiting and training its managers and hourly employees. Increased labor costs due to competition, increased minimum wage or employee benefits costs (including various federal, state and local actions to increase minimum wages and government-mandated health care benefits), unionization activity or other factors would adversely impact our cost of sales and operating expenses. In addition, Wendy’s success depends on its ability to attract, motivate and retain qualified employees, including restaurant managers and staff. If the brand is unable to do so, our results of operations could be adversely affected.

Complaints or litigation may hurt the Wendy’s brand.

Wendy’s customers file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to a Wendy’s restaurant, or alleging that there was a problem with food quality or operations at a Wendy’s restaurant. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees (which tend to increase when franchisees experience declining sales and profitability)

and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, including class action lawsuits related to these matters. The Company has also been named as a defendant in the matter described in “Item 3. Legal Proceedings.” Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations and hurt our performance. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from these claims may hurt us and our franchisees.

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

Changes in government-mandated health care benefits under the Patient Protection and Affordable Care Act (“PPACA”) are anticipated to continue to increase our costs and the costs of our franchisees. Our compliance with the PPACA resulted in significant modifications to our benefits policies and practices. Because we experienced modest enrollment and participation in our health plans by newly full-time employees in 2015, the cost increases did not result in modifications to our business practices. However, future cost increases could be material and any future compliance-related modifications to our benefits policies and practices, or to our business practices, could be disruptive to our operations and impact our ability to attract and retain personnel.

Changes in accounting standards, or in the interpretation of existing standards, applicable to us could also affect our future results.

We do not exercise ultimate control over purchasing for our restaurant system, which could harm sales or profitability and the brand.

Although we ensure that all suppliers to the Wendy’s system meet quality control standards, Wendy’s franchisees control the purchasing of food, proprietary paper, equipment and other operating supplies from such suppliers through the purchasing co-op controlled by Wendy’s franchisees, QSCC. QSCC negotiates national contracts for such food, equipment and supplies. We are entitled to appoint two representatives (of the total of 11) on the board of directors of QSCC and participates in QSCC through its company-owned restaurants, but we do not control the decisions and activities of QSCC except to ensure that all suppliers satisfy our quality control standards. If QSCC does not properly estimate the product needs of the Wendy’s system, makes poor purchasing decisions, or decides to cease its operations, system sales and operating costs could be adversely affected and our results of operations and financial condition or the financial condition of Wendy’s franchisees could be hurt.

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

We are heavily dependent on computer systems and information technology and any material failure, interruption or security breach of our computer systems or technology could impair our ability to efficiently operate our business.

We are significantly dependent upon our computer systems and information technology to properly conduct our business, including point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems and information technology. The failure of these systems and information technology to operate effectively, an interruption, problems with maintenance, upgrading or transitioning to replacement systems, fraudulent manipulation of sales reporting from our franchised restaurants resulting in loss of sales and royalty payments, or a breach in security of these systems could be harmful and cause delays in customer service, result in the loss of data and reduce efficiency or cause delays in operations. Significant capital investments might be required to remediate any problems. Any security breach involving our or our franchisees’ point-of-sale or other systems could result in a loss of consumer confidence and potential costs associated with fraud. Also, despite our considerable efforts and technological resources to secure our computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur, resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. A security breach of our computer systems or information technology could require us to notify customers, employees or other groups, result in adverse publicity, loss of sales and profits, and incur penalties or other costs that could adversely affect the operation of our business and results of operations.

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain customers. These efforts may not be successful, and pose a variety of other risks, including the improper disclosure of proprietary information, negative comments about the Wendy’s brand, exposure of personally identifiable information, fraud or out of date information. The inappropriate use of social media vehicles by franchisees, customers, or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation. The occurrence of any such developments could have an adverse effect on business results.

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of confidential information, and/or damage to our employee and business relationships, all of which could subject us to loss and harm the Wendy’s brand.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, vendors and employees. A number of retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems. The Company is also investigating unusual credit card activity at some Wendy’s restaurants, as further described below. As the Company’s reliance on technology has increased, so have the risks posed to its systems, both internal and those it has outsourced. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to the relationship with customers, franchisees and employees and private data exposure. In addition to maintaining insurance coverage to address cyber incidents, the Company has also implemented processes, procedures and controls to help mitigate these risks. However, these measures, as well as its increased awareness of a risk of a cyber incident, do not guarantee that the Company’s reputation and financial results will not be adversely affected by such an incident.

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

As reported in the news media in late January, the Company has engaged cybersecurity experts to conduct a comprehensive investigation into unusual credit card activity at some Wendy’s restaurants. Out of the locations investigated to date, some have been found by the cybersecurity experts to have malware on a certain system. The investigation is ongoing and the Company is continuing to work closely with cybersecurity experts and law enforcement officials.

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

On June 1, 2015, Wendy’s Funding, LLC (“Wendy’s Funding” or the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.371% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $875.0 million, Series 2015-1 4.080% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”) with an initial principal amount of $900.0 million and the Series 2015-1 4.497% Fixed Rate Senior Secured Notes, Class A-2-III, (the “Class A-2-III Notes”) with an initial principal amount of $500.0 million (collectively, the “Series 2015-1 Class A-2 Notes”). In addition, the Master Issuer entered into a revolving financing facility of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2015-1 Class A-1 Notes” and, together with the Series 2015-1 Class A-2 Notes, the “Series 2015-1 Senior Notes”), which allow for the drawing of up to $150.0 million under the Series 2015-1 Class A-1 Notes, which include certain credit instruments, including a letter of credit facility. The Series 2015-1 Class A-1 Notes were issued under the Indenture and allow for drawings on a revolving basis.

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

The Company has a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of its subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet debt payment obligations.

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

The ability of Wendy’s to make payments on, repay or refinance its debt, including debt issued in the securitization transaction on June 1, 2015 and any additional debt, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon its future operating performance. Future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, the ability of Wendy’s to borrow funds in the future to make payments on its debt will depend on the satisfaction of the covenants in its credit facilities and other debt agreements, including those for the debt issued in the securitization transaction on June 1, 2015 and other agreements it may enter into in the future. Specifically, Wendy’s will need to maintain specified financial ratios and satisfy financial condition tests. There is no assurance that the Wendy’s business will generate sufficient cash flow from operations or that future borrowings will be available under its credit facilities or from other sources in an amount sufficient to enable it to pay its debt or to fund its or the Company’s dividend and other liquidity needs.

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

Because the Company is a holding company, its ability to declare and pay dividends is dependent upon cash, cash equivalents and short-term investments on hand and cash flows from its subsidiaries. The ability of its subsidiaries to pay cash dividends and/or make loans or advances to the holding company will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including subsidiary-level debt service and revolving credit agreements, to enable the payment of such dividends or the making of such loans or advances. The ability of any of its subsidiaries to pay cash dividends or other payments to the Company will also be limited by restrictions in debt instruments currently existing or subsequently entered into by such subsidiaries, which is described earlier in this Item 1A.

A substantial amount of the Company’s Common Stock is concentrated in the hands of certain stockholders.

Nelson Peltz, the Company’s Chairman and former Chief Executive Officer, Peter May, the Company’s Vice Chairman and former President and Chief Operating Officer, and Edward Garden, who resigned as a director of the Company on December 14, 2015, beneficially own shares of the Company’s outstanding Common Stock that collectively constitute more than 20% of its total voting power as of February 29, 2016. Messrs. Peltz, May and Garden may, from time to time, acquire beneficial ownership of additional shares of Common Stock.

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

The Trian Agreement (other than the provisions relating to the Section 203 Approval and certain miscellaneous provisions that survive the termination of the agreement) terminated pursuant to the termination provisions of the Trian Agreement after funds affiliated with the Covered Persons sold 16.2 million shares of the Company’s Common Stock on January 15, 2014, thereby decreasing the Covered Persons’ beneficial ownership to less than 25% of the outstanding voting power of the Company as of that date. The Covered Persons sold an additional 2.0 million shares of the Company’s Common Stock on February 25, 2014. On July 17, 2015, the Company repurchased 18.4 million shares of the Company’s Common Stock from the Covered Persons. The terminated provisions of the Trian Agreement included provisions restricting the Covered Persons in the following areas: (i) beneficial ownership of Company voting securities; (ii) solicitation of proxies or submission of a proposal for the vote of stockholders under certain circumstances; (iii) certain affiliate transactions with the Company; and (iv) voting of certain Company voting securities.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table contains information about our principal office facilities as of January 3, 2016:

ACTIVE FACILITIES	FACILITIES-LOCATION	LAND TITLE	APPROXIMATE SQ. FT. OF FLOOR SPACE
Corporate Headquarters	Dublin, Ohio	Owned	324,025	*
Wendy’s Restaurants of Canada Inc.	Burlington, Ontario, Canada	Leased	8,917
_____________________

*	QSCC, the independent Wendy’s purchasing cooperative in which Wendy’s has non-controlling representation on the board of directors, leases 14,333 square feet of this space from Wendy’s.
At January 3, 2016, Wendy’s and its franchisees operated 6,479 Wendy’s restaurants. Of the 632 company-owned Wendy’s restaurants, Wendy’s owned the land and building for 327 restaurants, owned the building and held long-term land leases for 214 restaurants and held leases covering land and building for 91 restaurants. Wendy’s land and building leases are generally written for terms of 15 to 20 years with one or more five-year renewal options. In certain lease agreements, Wendy’s has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage, generally less than 6%, of annual sales in excess of specified amounts. As of January 3, 2016, Wendy’s also owned 340 and leased 720 properties that were either leased or subleased principally to franchisees. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

The location of company-owned and franchised restaurants as of January 3, 2016 is set forth below.

	Wendy’s
State	Company	Franchise
Alabama	—	99
Alaska	—	7
Arizona	—	94
Arkansas	—	64
California	—	258
Colorado	47	78
Connecticut	—	48
Delaware	—	15
Florida	142	352
Georgia	37	241
Hawaii	—	7
Idaho	—	28
Illinois	90	101
Indiana	5	174
Iowa	—	41
Kansas	—	67
Kentucky	—	141
Louisiana	81	44
Maine	—	17
Maryland	—	109
Massachusetts	44	49
Michigan	—	258
Minnesota	—	64
Mississippi	—	94
Missouri	—	96
Montana	—	14
Nebraska	—	31
Nevada	—	44
New Hampshire	—	25
New Jersey	9	129
New Mexico	—	40
New York	60	152
North Carolina	37	211
North Dakota	—	9
Ohio	32	378
Oklahoma	—	35
Oregon	—	37
Pennsylvania	—	256
Rhode Island	7	11
South Carolina	—	126
South Dakota	—	9
Tennessee	—	183
Texas	2	372
Utah	—	85
Vermont	—	4
Virginia	39	178
Washington	—	73
West Virginia	—	68
Wisconsin	—	57
Wyoming	—	14
District of Columbia	—	3
Domestic subtotal	632	5,090
Canada	—	354
North America subtotal	632	5,444

	Wendy’s
Country/Territory	Company	Franchise
Argentina	—	4
Aruba	—	4
Bahamas	—	12
Chile	—	1
Curacao	—	1
Dominican Republic	—	10
Ecuador	—	2
El Salvador	—	17
Georgia	—	9
Grand Cayman Islands	—	2
Guam	—	4
Guatemala	—	14
Honduras	—	23
India	—	4
Indonesia	—	42
Jamaica	—	6
Japan	—	3
Malaysia	—	9
Mexico	—	24
New Zealand	—	22
Panama	—	6
Philippines	—	45
Puerto Rico	—	78
Trinidad and Tobago	—	8
United Arab Emirates	—	17
Venezuela	—	34
U. S. Virgin Islands	—	2
International subtotal	—	403
Grand total	632	5,847

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

The Company was named as a defendant in a civil complaint that was filed in the U.S. District Court for the Middle District of Florida on February 8, 2016 by plaintiff Jonathan Torres. The complaint asserts claims of breach of implied contract, negligence and violations of the Florida Unfair and Deceptive Trade Practices Act arising from the Company’s alleged failure to safeguard customer credit card information and the alleged failure to provide notice that credit card information had been compromised. The complaint seeks certification of a putative nationwide class of consumers impacted by the alleged failures. The plaintiff seeks monetary damages, injunctive and equitable relief, attorneys’ fees, and costs. The Company believes it has meritorious defenses to the action and intends to vigorously oppose the claims asserted in the complaint.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WEN.” The high and low market prices for The Wendy’s Company common stock are set forth below:

	Market Price
Fiscal Quarters	Common Stock
	High	Low
2015
First Quarter ended March 29	$11.39	$8.96
Second Quarter ended June 28	11.58	10.12
Third Quarter ended September 27	11.28	8.90
Fourth Quarter ended January 3	10.90	8.54

2014
First Quarter ended March 30	$10.19	$8.40
Second Quarter ended June 29	9.18	8.07
Third Quarter ended September 28	8.65	7.88
Fourth Quarter ended December 28	8.99	7.61

The Wendy’s Company common stock is entitled to one vote per share on all matters on which stockholders are entitled to vote. The Wendy’s Company has no class of equity securities currently issued and outstanding except for its common stock. However, it is currently authorized to issue up to 100 million shares of preferred stock.

For the first three quarters of the 2014 fiscal year, The Wendy’s Company paid quarterly cash dividends of $0.05 per share of common stock. For the fourth quarter of the 2014 fiscal year and first three quarters of the 2015 fiscal year, The Wendy’s Company paid quarterly cash dividends of $0.055 per share of common stock. For the fourth quarter of the 2015 fiscal year, The Wendy’s Company paid a quarterly cash dividend of $0.06 per share of common stock.

During the first quarter of 2016, The Wendy’s Company declared a dividend of $0.06 per share to be paid on March 15, 2016 to shareholders of record as of March 1, 2016. Although The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly cash dividends will be declared or paid or the amount or timing of such dividends, if any. Any future dividends will be made at the discretion of our Board of Directors and will be based on such factors as The Wendy’s Company’s earnings, financial condition, cash requirements and other factors.

As of February 24, 2016, there were approximately 29,162 holders of record of The Wendy’s Company common stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth fiscal quarter of 2015:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
September 28, 2015 through November 1, 2015	48,124	$8.81	—	$400,114,109
November 2, 2015 through November 29, 2015	333,398	$10.21	262,348	$397,396,439
November 30, 2015 through January 3, 2016	1,908,311	$10.68	1,803,217	$378,155,544
Total	2,289,833	$10.57	2,065,565	$378,155,544

(1)
Includes 224,268 shares reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In June 2015, our Board of Directors authorized the repurchase of up to $1,400.0 million of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible.

Subsequent to January 3, 2016 through February 24, 2016, the Company repurchased 2.5 million shares with an aggregate purchase price of $24.8 million, excluding commissions.

Item 6. Selected Financial Data.

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Year Ended (1) (2) (3)
	January 3, 2016	December 28, 2014	December 29, 2013	December 30, 2012	January 1, 2012

	(In millions, except per share amounts)
Sales (4)	$1,438.8	$1,608.5	$2,102.9	$2,129.3	$2,050.1
Franchise revenues (4)	431.5	390.0	320.8	306.0	303.8
Revenues	1,870.3	1,998.5	2,423.7	2,435.3	2,353.9
Cost of sales (4)	1,184.1	1,355.1	1,780.9	1,832.2	1,763.3
System optimization gains, net (5)	(74.0)	(91.5)	(51.3)	—	—
Reorganization and realignment costs (6)	21.9	31.9	37.0	41.0	45.7
Impairment of long-lived assets (7)	25.0	19.6	36.4	21.1	12.9
Impairment of goodwill (8)	—	—	9.4	—	—
Operating profit	274.5	242.6	139.3	110.3	120.8
Loss on early extinguishment of debt (9)	(7.3)	—	(28.6)	(75.1)	—
Investment income, net (10)	52.2	1.2	23.6	36.3	0.5
Income from continuing operations	140.0	116.4	47.5	1.2	7.8
Net income (loss) from discontinued operations (11)	21.1	5.0	(2.9)	8.3	2.1
Net loss (income) attributable to noncontrolling interests (12)	—	—	0.9	(2.4)	—
Net income attributable to The Wendy’s Company	$161.1	$121.4	$45.5	$7.1	$9.9
Basic income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.43	$.31	$.12	$—	$.02
Discontinued operations	.07	.01	(.01)	.02	.01
Net income	$.50	$.33	$.12	$.02	$.02
Diluted income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.43	$.31	$.12	$—	$.02
Discontinued operations	.06	.01	(.01)	.02	.01
Net income	$.49	$.32	$.11	$.02	$.02
Dividends per share	$.225	$.205	$.18	$.10	$.08
Weighted average diluted shares outstanding	328.7	376.2	398.7	392.1	407.2

	January 3, 2016	December 28, 2014 (2)	December 29, 2013 (2)	December 30, 2012 (2)	January 1, 2012 (2)
			(In millions)
Working capital	$347.8	$221.9	$572.9	$423.0	$398.7
Properties	1,227.9	1,241.2	1,133.2	1,216.0	1,154.9
Total assets (13)	4,108.7	4,137.6	4,352.3	4,286.3	4,262.7
Long-term debt, including current portion (13)	2,426.1	1,438.2	1,451.0	1,440.7	1,330.6
Stockholders’ equity	$752.9	$1,717.6	$1,929.5	$1,985.9	$1,996.1
_______________

(1)
The Wendy’s Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. Except for the 2015 fiscal year which contained 53 weeks, each of The Wendy’s Company’s fiscal years presented above contained 52 weeks. All references to years relate to fiscal years rather than calendar years.

(2)
On May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in The New Bakery Company, LLC and its subsidiaries (collectively, the “Bakery”). The Bakery’s operating results for all periods presented through its May 31, 2015 date of sale are classified as discontinued operations. The Bakery’s assets and liabilities for all periods presented prior to January 3, 2016 have been classified as discontinued operations.

(3)
On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of its then wholly-owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”). Arby’s operating results for all periods presented through its July 4, 2011 date of sale are classified as discontinued operations.

(4)
The decline in sales and cost of sales and the related increase in franchise revenues in 2015, 2014 and 2013 is primarily a result of the sale of Wendy’s company-owned restaurants to franchisees under our system optimization initiative which began in 2013. See Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 herein for further discussion.

(5)
System optimization gains, net includes all gains and losses recognized on dispositions of restaurants and other assets in connection with Wendy’s system optimization initiative. See Note 3 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(6)
Reorganization and realignment costs include the impact of (1) costs related to Wendy’s system optimization initiative, (2) Wendy’s G&A realignment plan, (3) the relocation of the Company’s Atlanta restaurant support center to Ohio, (4) the discontinuation of the breakfast daypart at certain restaurants and (5) the sale of Arby’s. See Note 5 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(7)
Impairment of long-lived assets primarily includes impairment charges on (1) restaurant-level assets resulting from the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of company-owned restaurants, (2) restaurant-level assets resulting from the deterioration in operating performance of certain restaurants, additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover and the closure of company-owned restaurants and (3) company-owned aircraft to reflect at fair value. See Note 17 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(8)
Impairment of goodwill in 2013 represents impairment of our international franchise restaurants goodwill reporting unit. See Note 10 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(9)
Loss on early extinguishment of debt primarily relates to refinancings, redemptions and repayments of long-term debt. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(10)
Investment income, net includes the effect of dividends received from our investment in Arby’s during 2015, 2013 and 2012 and the gain on the sale of our investment in Jurlique during 2012. See Note 18 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(11)
Net income (loss) from discontinued operations relates to the sale of the Bakery in all periods presented and the sale of Arby’s in 2013, 2012 and 2011 and includes post-closing adjustments. See Note 2 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(12)
Net loss (income) attributable to noncontrolling interests includes the impact of the consolidation of the Japan JV in 2013 and the sale of our investment in Jurlique in 2012 and is excluded from net income attributable to The Wendy’s Company. See Note 8 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(13)
During the second quarter of 2015, the Company early adopted an amendment requiring debt issuance costs to be presented in the balance sheet as a direct reduction of the related debt liability rather than as an asset. The adoption of this guidance resulted in the reclassification of debt issuance costs from “Total assets” to “Long-term debt, including current portion” for all periods presented prior to January 3, 2016.

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

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 3, 2016” or “2015,” which consisted of 53 weeks (2) “the year ended December 28, 2014” or “2014,” and (3) “the year ended December 29, 2013” or “2013,” both of which consisted of 52 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Executive Overview

Sale of the Bakery

On May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in The New Bakery Company, LLC and its subsidiaries (collectively, the “Bakery”) to East Balt US, LLC (the “Buyer”) for $78.5 million in cash (subject to customary purchase price adjustments). The Company recorded a pre-tax gain on the disposal of the Bakery of $25.5 million during 2015, which included transaction closing costs and a reduction of goodwill. The Company recognized income tax expense associated with the gain on disposal of $14.9 million during 2015, which included the impact of the disposal of non-deductible goodwill. In conjunction with the Bakery sale, Wendy’s entered into a transition services agreement with the Buyer, pursuant to which Wendy’s will provide certain continuing corporate and shared services to the Buyer through March 31, 2016 for no additional consideration.

Sale of Arby’s

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of its then wholly-owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”) to ARG IH Corporation (“ARG”), a wholly-owned subsidiary of ARG Holding Corporation (“ARG Parent”), for $130.0 million in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of ARG Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s) with a fair value of $19.0 million. We received a $54.9 million dividend from our investment in Arby’s in 2015, which was recognized in “Investment income, net.” During 2013, we received a $40.1 million dividend from our investment in Arby’s, of which $21.1 million was recognized in “Investment income, net” with the remainder recorded as a reduction to the carrying value of our investment in Arby’s.

Our Continuing Business

As of January 3, 2016, the Wendy’s restaurant system was comprised of 6,479 restaurants, of which 632 were owned and operated by the Company. All of our company-owned restaurants are located in the U.S. as a result of the Company completing its initiative during the second quarter of 2015 to sell all company-owned restaurants in Canada to franchisees.

Wendy’s operating results are impacted by a number of external factors, including unemployment, general economic trends, intense price competition, commodity costs and weather. Increased commodity costs negatively affected our cost of food during 2014 and 2013.

Wendy’s long-term growth opportunities will be driven by a combination of brand relevance and economic relevance. Key components of growth include (1) North America systemwide same-restaurant sales growth through continuing core menu improvement, product innovation and customer count growth, (2) investing in our Image Activation program, which includes innovative exterior and interior restaurant designs for our new and reimaged restaurants and focused execution of operational excellence, (3) growth in new restaurants, including global growth, (4) increased restaurant utilization in various dayparts and brand access utilizing mobile technology, (5) building shareholder value through financial management strategies and (6) our system optimization initiative. Economic relevance includes building shareholder value through financial management strategies and our restaurant ownership optimization program which includes our system optimization initiative.

Wendy’s revenues for 2015 include: (1) $1,438.8 million of sales at company-owned restaurants and (2) $322.6 million of royalty revenue, $87.0 million of rental income and $21.9 million of franchise fees from franchisees. In 2015, substantially all of our Wendy’s royalty agreements provided for royalties of 4.0% of franchise revenues.

Key Business Measures

We track our results of operations and manage our business using the following key business measures, which include non-GAAP financial measures:

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

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from company-owned restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as helping to facilitate franchisee-to-franchisee restaurant transfers. In February 2015, the Company announced plans to sell approximately 540 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the end of 2016. During 2015, 2014 and 2013, the Company completed the sale of 327, 255 and 244 company-owned restaurants to franchisees, respectively, which included the sale of all of its company-owned restaurants in Canada. The Company recognized net gains totaling $74.0 million, $91.5 million and $51.3 million on the sale of company-owned restaurants and other assets during 2015, 2014 and 2013, respectively, which were recorded to “System optimization gains, net” in our consolidated statements of operations. In addition, during 2015 the Company helped facilitate the transfer of 71 restaurants between franchisees. The Company expects to complete its plan to reduce its company-owned restaurant ownership to approximately 5% with the sale of approximately 315 restaurants during 2016, of which 99 restaurants were classified as held for sale as of January 3, 2016.

Costs related to our system optimization initiative are recorded to “Reorganization and realignment costs.” During 2015, 2014 and 2013, the Company recognized costs totaling $11.6 million, $19.0 million and $31.1 million, respectively, which primarily included severance and related employee costs, accelerated depreciation and amortization, share-based compensation expense and professional fees. The Company expects to incur additional costs of approximately $8.6 million during 2016 in connection with its system optimization initiative, which are primarily comprised of professional fees of $7.0 million and accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that will be sold to franchisees of approximately $1.6 million.

G&A Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. The Company recognized costs totaling $10.3 million and $12.9 million during 2015 and 2014, respectively, which primarily included severance and related employee costs and share-based compensation and were recorded to “Reorganization and realignment costs.” The Company expects to incur additional costs aggregating approximately $1.9 million during 2016, comprised primarily of recruitment and relocation costs for the reinvestment in resources to drive long-term growth.

Securitized Financing Facility

As further described below in “Liquidity and Capital Resources - Securitized Financing Facility,” on June 1, 2015, the Company completed a $2,275.0 million securitized financing facility, which consists of the following: $875.0 million of 3.371%, $900.0 million of 4.080% and $500.0 million of 4.497% Series 2015-1 fixed rate senior secured notes (collectively, the “Series 2015-1 Class A-2 Notes”). In addition, the Company entered into a purchase agreement for the issuance of Series 2015-1 variable funding senior secured notes, Class A-1 (the “Series 2015-1 Class A-1 Notes” and, together with the Series 2015-1 Class A-2 Notes, the “Series 2015-1 Senior Notes”), which allows for the issuance of up to $150.0 million of variable funding notes and certain other credit instruments, including letters of credit. The proceeds from the issuance of the Series 2015-1 Class A-2 Notes, were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s May 16, 2013 Restated Credit Agreement amended on September 24, 2013 (the “2013 Restated Credit Agreement”). In connection with the repayment of the Term A Loans and Term B Loans, the Company terminated the related interest rate swaps with notional amounts totaling $350.0 million and $100.0 million, respectively, which had been designated as cash flow hedges. As a result, the Company recorded a loss on early extinguishment of debt of $7.3 million during the second quarter of 2015, primarily consisting of the write-off of deferred costs related to the 2013 Restated Credit Agreement of $7.2 million and fees paid to terminate the related interest rate swaps of $0.1 million.

Related Party Transactions

Stock Purchase Agreement

On June 2, 2015, the Company entered into a stock purchase agreement to repurchase our common stock from Nelson Peltz, Peter W. May (Messrs. Peltz and May are members of the Company’s Board of Directors) and Edward P. Garden (who resigned from the Company’s Board of Directors on December 14, 2015) and certain of their family members and affiliates, investment funds managed by Trian Fund Management, L.P. (an investment management firm controlled by Messrs. Peltz, May and Garden, “TFM”) and the general partner of certain of those funds (together with Messrs. Peltz, May and Garden, certain of their family members and affiliates and TFM, the “Trian Group”), who in the aggregate owned approximately 24.8% of the Company’s outstanding shares as of May 29, 2015. Pursuant to the agreement, the Trian Group agreed not to tender or sell any of its shares in the modified Dutch auction tender offer the Company commenced on June 3, 2015. Also pursuant to the agreement, the Company agreed, following completion of the tender offer, to purchase from the Trian Group a pro rata amount of its shares based on the number of shares the Company purchased in the tender offer, at the same price received by shareholders who participated in the tender offer. On July 17, 2015, after completion of the modified Dutch auction tender offer, the Company repurchased 18.4 million shares of its common stock from the Trian Group at the price paid in the tender offer of $11.45 per share, for an aggregate purchase price of $210.9 million.

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

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $1.3 million, $1.5 million and $3.3 million in 2015, 2014 and 2013, respectively, which are included as a reduction of “Cost of sales.”

Effective January 1, 2011, Wendy’s leased 14,333 square feet of office space to QSCC for an annual base rental of $0.2 million. The lease expires on December 31, 2016.

CitationAir Aircraft Lease Agreement

The Wendy’s Company, through a wholly-owned subsidiary, was party to a three-year aircraft management and lease agreement, which expired in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leased a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company paid annual management and flight crew fees to CitationAir and reimbursed CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir paid a negotiated fee to the Company based on the number of hours that the corporate aircraft was used by Jet Card members. This fee was reduced based on the number of hours that (1) the Company used other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company used the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement reduced the aggregate costs that the Company would otherwise have incurred in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors had the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the first quarter of 2014 and throughout 2013, our Chairman, who was our former Chief Executive Officer, and our Vice Chairman, who was our former President and Chief Operating Officer (the “Former Executives”) and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. A management company formed by the Former Executives and a director, who was our former Vice Chairman (the “Management Company”), paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $0.4 million and $1.4 million during 2014 and 2013, respectively.

TimWen lease and management fee payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Prior to the second quarter of 2015, Wendy’s operated certain of the Wendy’s/Tim Hortons combo units in Canada and subleased some of the restaurant facilities to franchisees. As a result of the Company completing its plan to sell all of its company-owned restaurants in Canada to franchisees during the second quarter of 2015, all of the restaurant facilities are subleased to franchisees. Wendy’s paid TimWen $12.1 million, $6.3 million and $6.9 million under these lease agreements during 2015, 2014 and 2013, respectively. Prior to 2015, franchisees paid TimWen directly for these subleases. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement, of $0.2 million, $0.2 million and $0.3 million during 2015, 2014 and 2013, respectively, which has been included as a reduction to “General and administrative.”

Franchisee Incentive Programs

Franchise Image Activation Incentive Programs

In order to promote Image Activation new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty payments for the first three years of operation for qualifying new restaurants opened by December 31, 2016. Wendy’s also has incentive programs for 2016 and 2017 for franchisees that commence Image Activation restaurant remodels during those years. The remodel incentive programs provide reductions in royalty payments for one year or two years after the completion of construction depending on the type of remodel. In 2015, Wendy’s added an additional incentive to the 2016 remodel program described above to include waiving the franchise agreement renewal fee for certain types of remodels.
In addition, Wendy’s had incentive programs that included reductions in royalty payments in 2015 and 2014 as well as cash incentives for franchisees’ participation in Wendy’s Image Activation program throughout 2014 and 2013. The Company recognized expense of $4.4 million and $9.2 million for cash incentives in “General and administrative” during 2014 and 2013, respectively.

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

Results of Operations

As a result of the sale of the Bakery discussed above in “Executive Overview - Sale of the Bakery,” the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 and for the years ended 2014 and 2013 have been included in “Income (loss) from discontinued operations, net of income taxes” in the table below. In addition, as a result of the sale of Arby’s as discussed above in “Executive Overview - Sale of Arby’s,” Arby’s results of operations for all periods presented have been included in “Income (loss) from discontinued operations, net of income taxes” in the table below.

The tables included throughout Results of Operations set forth in millions the Company’s consolidated results of operations for the years ended January 3, 2016, December 28, 2014 and December 29, 2013 (except average unit volumes, which are in thousands).

	2015		2014		2013
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$1,438.8	$(169.7)	$1,608.5	$(494.4)	$2,102.9
Franchise revenues	431.5	41.5	390.0	69.2	320.8
	1,870.3	(128.2)	1,998.5	(425.2)	2,423.7
Costs and expenses:
Cost of sales	1,184.1	(171.0)	1,355.1	(425.8)	1,780.9
General and administrative	256.6	(4.1)	260.7	(30.9)	291.6
Depreciation and amortization	145.0	(8.9)	153.9	(21.5)	175.4
System optimization gains, net	(74.0)	17.5	(91.5)	(40.2)	(51.3)
Reorganization and realignment costs	21.9	(10.0)	31.9	(5.1)	37.0
Impairment of long-lived assets	25.0	5.4	19.6	(16.8)	36.4
Impairment of goodwill	—	—	—	(9.4)	9.4
Other operating expense, net	37.2	11.0	26.2	21.2	5.0
	1,595.8	(160.1)	1,755.9	(528.5)	2,284.4
Operating profit	274.5	31.9	242.6	103.3	139.3
Interest expense	(86.1)	(34.1)	(52.0)	16.6	(68.6)
Loss on early extinguishment of debt	(7.3)	(7.3)	—	28.6	(28.6)
Investment income, net	52.2	51.0	1.2	(22.4)	23.6
Other income (expense), net	0.8	0.1	0.7	2.8	(2.1)
Income from continuing operations before income taxes and noncontrolling interests	234.1	41.6	192.5	128.9	63.6
Provision for income taxes	(94.1)	(18.0)	(76.1)	(60.0)	(16.1)
Income from continuing operations	140.0	23.6	116.4	68.9	47.5
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	10.5	5.5	5.0	7.9	(2.9)
Gain on disposal of discontinued operations, net of income taxes	10.6	10.6	—	—	—
Net income (loss) from discontinued operations	21.1	16.1	5.0	7.9	(2.9)
Net income	161.1	39.7	121.4	76.8	44.6
Net loss attributable to noncontrolling interests	—	—	—	(0.9)	0.9
Net income attributable to The Wendy’s Company	$161.1	$39.7	$121.4	$75.9	$45.5

	2015		2014		2013
Revenues:
Sales	$1,438.8		$1,608.5		$2,102.9
Franchise revenues:
Royalty revenue	322.6		308.7		285.9
Rental income	87.0		68.0		26.6
Franchise fees	21.9		13.3		8.3
Total franchise revenues	431.5		390.0		320.8
Total revenues	$1,870.3		$1,998.5		$2,423.7

	2015	% of Sales	2014	% of Sales	2013	% of Sales
Cost of sales:
Food and paper	$460.0	32.0%	$525.6	32.7%	$690.0	32.8%
Restaurant labor	406.4	28.2%	466.8	29.0%	623.6	29.7%
Occupancy, advertising and other operating costs	317.7	22.1%	362.7	22.5%	467.3	22.2%
Total cost of sales	$1,184.1	82.3%	$1,355.1	84.2%	$1,780.9	84.7%

	2015	% of Sales	2014	% of Sales	2013	% of Sales
Restaurant margin	$254.7	17.7%	$253.4	15.8%	$322.0	15.3%

The table below presents key business measures which are defined and further discussed in the “Executive Overview” section included here-in.

	2015	2014	2013
Key business measures:
North America same-restaurant sales (a):
Company-owned restaurants	2.6%	2.3%	1.9%
Franchised restaurants	3.4%	1.5%	1.7%
Systemwide	3.3%	1.6%	1.8%

Total same-restaurant sales (a):
Company-owned restaurants	2.6%	2.3%	1.9%
Franchised restaurants (b)	3.2%	1.3%	1.4%
Systemwide (b)	3.1%	1.4%	1.5%

Systemwide sales:
Company-owned restaurants	$1,438.8	$1,608.5	$2,102.9
North America franchised restaurants	8,032.0	7,465.6	6,865.5

North America restaurant average unit volumes (in thousands) (a):
Company-owned restaurants	$1,643.6	$1,593.4	$1,514.0
Franchised restaurants	1,520.0	1,468.3	1,442.1
________________

(a)	Excludes the impact of the 53rd week in 2015.

(b)	Includes international franchised restaurants same-restaurant sales (excluding Venezuela).

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at December 29, 2013	1,183	5,374	6,557
Opened	16	87	103
Closed	(32)	(113)	(145)
Net (sold to) purchased by franchisees	(210)	210	—
Restaurant count at December 28, 2014	957	5,558	6,515
Opened	21	88	109
Closed	(23)	(122)	(145)
Net (sold to) purchased by franchisees	(323)	323	—
Restaurant count at January 3, 2016	632	5,847	6,479

Sales	Change
	2015	2014
Sales	$(169.7)	$(494.4)

The decrease in sales during 2015 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative, which resulted in a reduction in sales of $271.0 million. This decrease in sales was partially offset by sales during the 53rd week of 2015 of $19.2 million, which were excluded from same-restaurant-sales, and sales from restaurants acquired of $36.9 million. Company-owned same-restaurant sales during 2015 increased due to an increase in our average per customer check amount, which reflects benefits from strategic price increases on our menu items and changes in product mix.

Same-restaurant sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants and a slight increase in customer count. The customer count increase for the year was driven by significantly higher customer transactions during the fourth quarter of 2015, which resulted in a company-owned same-restaurant sales increase of 3.7% during the fourth quarter of 2015 compared to the fourth quarter of 2014. Sales during 2015 were negatively impacted by $7.4 million due to changes in Canadian foreign currency rates relative to the U.S. dollar.

The decrease in sales in 2014 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative, which resulted in a reduction in sales of $499.5 million. Company-owned same-restaurant sales during 2014 increased due to an increase in our average per customer check amount, in part offset by a decrease in customer count. Our average per customer check amount increased primarily due to benefits from strategic price increases on our menu items and changes in the composition of our sales. Same-restaurant sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants. However, sales during 2014 were negatively impacted by temporary closures of restaurants being remodeled under our Image Activation program, which are excluded from same-restaurant sales. Sales during 2014 were also negatively impacted by $15.5 million due to changes in Canadian foreign currency rates relative to the U.S. dollar.

Franchise Revenues	Change
	2015	2014
Royalty revenues	$13.9	$22.8
Rental income	19.0	41.4
Franchise fees	8.6	5.0
	$41.5	$69.2

The increase in franchise revenues during 2015 was primarily due to increases in rental income and initial franchise fees primarily resulting from sales of company-owned restaurants to franchisees and helping to facilitate franchisee-to-franchisee restaurant transfers under our system optimization initiative. In addition, royalty revenue increased due to a net increase in the number of franchise restaurants in operation during 2015 compared to 2014. Royalty revenue was also positively impacted by a 3.2% increase in franchise same-restaurant sales, which excludes sales during the 53rd week of fiscal 2015. We believe franchise same-restaurant sales were higher than company-owned same-restaurant sales during 2015 due to higher price increases. Royalty revenues also include approximately $6.0 million for the 53rd week of 2015.

The increase in franchise revenues during 2014 was primarily due to increases in rental income and initial franchise fees resulting primarily from sales of company-owned restaurants to franchisees under our system optimization initiative. In addition, royalty revenue increased due to a net increase in the number of franchise restaurants in operation during 2014 compared to 2013. Royalty revenue was also positively impacted by a 1.3% increase in franchise same-restaurant sales. We believe franchise same-restaurant sales were lower than company-owned same-restaurant sales due to fewer franchise Image Activation restaurants in operation during 2014.

Cost of Sales, as a Percent of Sales	Change
	2015	2014
Food and paper	(0.7)%	(0.1)%
Restaurant labor	(0.8)%	(0.7)%
Occupancy, advertising and other operating costs	(0.4)%	0.3%
	(1.9)%	(0.5)%

The decrease in cost of sales, as a percent of sales, during 2015 was due to benefits from strategic price increases on our menu items and higher sales at our Image Activation restaurants. As a percent of sales, commodity costs were flat compared with prior year, as higher beef prices were offset by lower prices of other commodities. The impact of the 53rd week in 2015 on cost of sales, as a percent of sales, was not material.

The decrease in cost of sales, as a percent of sales, during 2014 was due to benefits from strategic price increases on our menu items and changes in the composition of our sales. As a percent of sales, this decrease in cost was partially offset by increased commodity costs, primarily from higher beef prices and the impact of a decrease in customer count on certain fixed operating costs.

General and Administrative	Change
	2015	2014
Share-based compensation	$(6.3)	$5.8
Franchise incentives	(4.6)	(4.9)
Employee compensation and related expenses	(4.3)	(14.9)
Incentive compensation	13.5	(13.9)
Severance expense	0.4	(3.8)
Other, net	(2.8)	0.8
	$(4.1)	$(30.9)

The decrease in general and administrative expenses during 2015 was primarily due to (1) a decrease in share-based compensation primarily as a result of awards granted and timing of expense recognition, (2) a decrease in franchise incentives due to the 2015 Image Activation incentive program solely including royalty reductions as compared to our 2014 program which also included a cash incentive and (3) a decrease in employee compensation and related expenses primarily as a result of the realignment of our U.S. field operations and Restaurant Support Center in Dublin, Ohio as part of our G&A realignment plan to reduce general and administrative expenses. These decreases were partially offset by higher incentive compensation accruals due to stronger operating performance as compared to plan in 2015 versus 2014.

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

Depreciation and Amortization	Change
	2015	2014
Restaurants	$(8.7)	$(18.5)
Corporate and other	(0.2)	(3.0)
	$(8.9)	$(21.5)

The decrease in restaurant depreciation and amortization during 2015 was primarily due to decreases in (1) accelerated depreciation on existing assets that are being replaced as part of our Image Activation program of $10.7 million and (2) depreciation on assets sold or classified as held for sale under our system optimization initiative of $10.2 million. These decreases were partially offset by an increase in restaurant depreciation and amortization of $13.2 million on new and reimaged Image Activation restaurants.

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

System Optimization Gains, Net	Year Ended
	2015	2014	2013
System optimization gains, net	$(74.0)	$(91.5)	$(51.3)

During 2015, 2014 and 2013, the Company sold 327, 255 and 244 company-owned restaurants to franchisees, respectively, under its system optimization initiative. System optimization gains, net in 2014 includes the impact of recording net favorable lease assets of $36.3 million as a result of leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with the sales of restaurants. See Note 3 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

Reorganization and Realignment Costs	Year Ended
	2015	2014	2013
G&A realignment	$10.3	$12.9	$—
System optimization initiative	11.6	19.0	31.0
Facilities relocation and other transition costs	—	—	4.6
Breakfast discontinuation	—	—	1.1
Arby’s transaction related costs	—	—	0.3
	$21.9	$31.9	$37.0

In November 2014, the Company initiated the realignment of its U.S. field operations and Restaurant Support Center in Dublin, Ohio to reduce its general and administrative expenses. As a result, the Company recorded costs during 2015 aggregating $10.3 million, which primarily included (1) share-based compensation expense of $5.6 million, (2) severance and related employee costs of $3.0 million and (3) recruitment and relocation costs of $1.7 million. During 2014, the Company recorded costs aggregating $12.9 million, which primarily included severance and related employee costs.

During the 2015, 2014 and 2013, the Company recognized costs associated with its system optimization initiative totaling $11.6 million, $19.0 million and $31.0 million, respectively. In 2015, costs primarily included accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that will be sold to franchisees of $6.4 million and professional fees of $3.4 million. In 2014, costs primarily included (1) severance and related employee costs of $7.6 million, (2) share-based compensation expense of $3.8 million and (3) professional fees of $3.4 million. In 2013, costs primarily included (1) accelerated amortization of previously acquired franchise rights in territories that were sold of $16.9 million and (2) severance and related employee costs of $9.7 million.

During 2013, the Company incurred facilities relocation and other transition costs aggregating $4.6 million related to the relocation of the Atlanta restaurant support center to Ohio, which was substantially completed during 2012. In addition, during 2013, the Company reflected costs totaling $1.1 million resulting from the discontinuation of the breakfast daypart at certain restaurants and recorded transaction related costs aggregating $0.3 million as a result of the sale of Arby’s in July 2011.

Impairment of Long-Lived Assets	Change
	2015	2014
Impairment of long-lived assets	$5.4	$(16.8)

The changes in impairment charges were primarily driven by variations in losses from the remeasurement of properties to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of company-owned restaurants. Such impairment charges totaled $19.2 million, $12.0 million and $20.5 million during 2015, 2014 and 2013, respectively.

During 2013, the Company decided to sell its company-owned aircraft and recorded an impairment charge of $5.3 million to reflect the aircraft at fair value based on current market values. The aircraft were sold during 2014 resulting in a net loss of $0.3 million.

Impairment of Goodwill

In 2013, our annual goodwill impairment test resulted in an impairment charge of $9.4 million, which represented all of the goodwill recorded for our international franchise restaurants reporting unit. In 2015, 2014 and 2013, we concluded there was no impairment of goodwill for our North America company-owned and franchise restaurants reporting unit.

Other Operating Expense, Net	Year Ended
	2015	2014	2013
Lease expense	$47.8	$37.8	$13.6
Equity in earnings in joint ventures, net	(9.2)	(10.2)	(9.7)
Other	(1.4)	(1.4)	1.1
	$37.2	$26.2	$5.0

The increase in other operating expense, net during 2015 and 2014 was primarily due to increases in lease expense resulting from subleasing properties to franchisees that were previously operated as company-owned restaurants and as such, had been previously recorded in cost of sales. Lease expense in 2015 also increased as a result of entering into new leases in connection with helping to facilitate franchisee-to-franchisee restaurant transfers for purposes of subleasing such properties to the franchisee.

Interest Expense	Change
	2015	2014
Series 2015-1 Senior Notes	$57.3	$—
6.20% Senior Notes	—	(11.1)
Term loans	(23.8)	(5.1)
Other, net	0.6	(0.4)
	$34.1	$(16.6)

The increase in interest expense during 2015 was primarily a result of the Company completing a $2,275.0 million securitized financing facility on June 1, 2015, as further discussed in “Liquidity and Capital Resources - Securitized Financing Facility.” The proceeds were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s 2013 Restated Credit Agreement. The securitized financing facility includes the Series 2015-1 Class A-2 Notes, which are comprised of fixed interest rate notes, and the Series 2015-1 Class A-1 Notes, which allow for the issuance up to $150.0 million of variable funding notes. The principal amounts outstanding on the Series 2015-1 Class A-2 Notes significantly exceed the amounts that were outstanding on the Term A Loans and Term B Loans. In addition, the Series 2015-1 Class A-2 Notes bear fixed-rate interest at rates higher than our historical effective interest rates on our variable interest rate Term A Loans and Term B Loans.

The decrease in interest expense during 2014 was primarily due to the redemption of the Wendy’s 6.20% Senior Notes (the “6.20% Senior Notes”) in October 2013 and lower effective interest rates on the Term A Loans and Term B Loans compared to the prior term loan as a result of the 2013 Restated Credit Agreement, which amended the Credit Agreement dated May 15, 2012 (the “2012 Credit Agreement”) on May 16, 2013. This decrease in interest expense was partially offset by the effect of higher weighted average principal amounts outstanding on the term loans during 2014 compared to 2013.

Loss on Early Extinguishment of Debt

During 2015, the Company incurred a loss on the early extinguishment of debt as a result of repaying all amounts outstanding on the Term A Loans and Term B Loans under the 2013 Restated Credit Agreement, with the proceeds from its securitized financing facility further discussed in “Liquidity and Capital Resources - Securitized Financing Facility.” The loss on the early extinguishment of debt was primarily comprised of the write-off of deferred costs associated with the 2013 Restated Credit Agreement of $7.2 million and fees paid to terminate the related interest rate swaps of $0.1 million.

During 2013, Wendy’s incurred a loss on the early extinguishment of debt as a result of (1) refinancing its 2012 Credit Agreement on May 16, 2013 and (2) redeeming the 6.20% Senior Notes on October 24, 2013 and terminating the related interest rate swaps, as follows:

Year Ended
2013
Deferred costs associated with the 2012 Credit Agreement	$11.5
Unaccreted discount on Term B Loans	9.6
Premium payment to redeem the 6.20% Senior Notes	8.4
Unaccreted fair value adjustment associated with the 6.20% Senior Notes	3.2
Benefit from cumulative effect of fair value hedges	(4.1)
Loss on early extinguishment of debt	$28.6

Investment Income, Net	Change
	2015	2014
Distributions, including dividends	$54.7	$(23.9)
Sale of investments, net	(0.6)	1.7
Other than temporary loss on investment	(3.2)	—
Other, net	0.1	(0.2)
	$51.0	$(22.4)

The increase in distributions, including dividends in 2015 was primarily a result of a $54.9 million dividend we received from our investment in Arby’s, which was recognized in investment income, net. The decrease in distributions, including dividends in 2014 was primarily a result of a $40.1 million dividend we received from our investment in Arby’s during 2013, of which $21.1 million was recognized in investment income, net with the remainder recorded as a reduction to the carrying value of our investment in Arby’s.

Provision for Income Taxes	Change
	2015	2014
Federal and state provision on variance in income from continuing operations before income taxes and noncontrolling interests	$(14.7)	$(54.4)
System optimization initiative	(5.7)	3.2
Valuation allowances	(0.9)	(11.2)
Dividend received deduction	3.5	—
Non-deductible international goodwill impairment	—	3.1
Other	(0.2)	(0.7)
	$(18.0)	$(60.0)

Our income taxes in 2015, 2014 and 2013 were impacted by variations in income from continuing operations before income taxes and noncontrolling interests, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year include the following: (1) the impact of our system optimization initiative further described below, (2) valuation allowances increased in 2015 and 2014 primarily as a result of changes in expected future state taxable income available to offset certain state net operating loss carryforwards and (3) a deduction for a dividend received in 2015 from our investment in Arby’s. The impact of our system optimization initiative on the provision for income taxes included the following: (1) non-deductible goodwill included in the gain on sale of restaurants of $7.4 million, $9.4 million and $7.5 million in 2015, 2014 and 2013, respectively, (2) a related increase in net deferred state taxes of $1.6 million and $5.1 million in 2015 and 2013, respectively, and (3) an increase in valuation allowances of $4.5 million in 2015.

Net Income (Loss) from Discontinued Operations	Year Ended
	2015	2014	2013
Income (loss) from discontinued operations before income taxes	$14.9	$8.7	$(5.0)
(Provision for) benefit from income taxes	(4.4)	(3.7)	2.1
Income (loss) from discontinued operations, net of income taxes	10.5	5.0	(2.9)
Gain on disposal of discontinued operations before income taxes	25.5	—	—
Provision for income taxes on gain on disposal	(14.9)	—	—
Gain on disposal of discontinued operations, net of income taxes	10.6	—	—
Net income (loss) from discontinued operations	$21.1	$5.0	$(2.9)

As a result of the sale of the Bakery as discussed above in “Executive Overview - Sale of the Bakery,” the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 and for the years ended 2014 and 2013 have been included in “Income (loss) from discontinued operations, net of income taxes” in the table above. Income (loss) from discontinued operations includes a $13.5 million charge to cost of sales in 2013 resulting from the Bakery’s withdrawal from a multiemployer pension plan and the subsequent reversal in 2015 of $12.5 million. See Note 19 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

During 2015, the Company recognized a gain on the disposal of the Bakery of $10.6 million, net of income tax expense of $14.9 million which has been included in net income from discontinued operations. The provision for income taxes on the gain on disposal includes the impact of non-deductible goodwill disposed of as a result of the sale.

Net income (loss) from discontinued operations during 2013 also includes a loss from discontinued operations of $0.3 million related to our sale of Arby’s, net of a benefit from income taxes of $0.2 million.

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

Outlook for 2016

Sales

We expect sales will be favorably impacted primarily by improving our North America business through continuing core menu improvement, product innovation and focused execution of operational excellence and brand positioning. The impact of Wendy’s restaurants sold in 2015 and expected to be sold under our ongoing system optimization initiative in 2016 will continue to have a negative impact on sales.

Franchise Revenues

We expect that the sales trends for franchised restaurants will continue to be generally impacted by factors described above under “Sales” related to the improvements in the North America business. The impact of sales of company-owned restaurants to franchisees and helping to facilitate franchisee-to-franchisee restaurant transfers under our system optimization initiative will continue to result in increased franchise royalties and rental income.

Cost of Sales

We expect cost of sales, as a percent of sales, will be favorably impacted by the same factors described above for sales. We also expect cost of sales, as a percent of sales, to be positively impacted by a decrease in commodity costs, driven primarily by lower beef prices. We expect these favorable impacts on cost of sales, as a percent of sales, to be partially offset by higher restaurant labor due to increases in wages.

Depreciation and Amortization

We expect depreciation and amortization will decrease primarily as a result of reducing our mix of company-owned restaurants to franchise restaurants through our system optimization initiative. As a result, we also expect accelerated depreciation and depreciation for new and reimaged restaurants under our Image Activation program to decrease. These decreases are expected to be partially offset by an increase in depreciation and amortization for technology investments.

Other Operating Expense, Net

We expect other operating expense, net to continue to increase due to increases in lease expense resulting from subleasing properties to franchisees that were previously operated as company-owned restaurants and as such, had been previously recorded in cost of sales. Lease expense is also expected to continue to increase as a result of entering into new leases in connection with helping to facilitate franchisee-to-franchisee restaurant transfers for purposes of subleasing such properties to the franchisee.

Interest Expense

We expect interest expense will increase in 2016 due to the impact of the securitized financing facility completed during the second quarter of 2015 as further described below in “Liquidity and Capital Resources - Securitized Financing Facility.”

Liquidity and Capital Resources

The tables included throughout Liquidity and Capital Resources present dollars in millions.

Sources and Uses of Cash

2015 Compared with 2014

Cash provided by operating activities decreased $42.3 million during 2015 as compared to 2014, due to changes in our net income and non-cash items as well as the following:

•
a $49.9 million unfavorable impact in accounts and notes receivable for the comparable periods primarily due to (1) an increase in receivables for income tax refunds and (2) an increase in royalty, rent and property tax receivables as a result of an increase in franchise restaurants in connection with our system optimization initiative and the impact of the 53rd week on royalty receivables;

•	an increase of $32.0 million in interest payments resulting from the securitized financing facility;

•	an increase of $23.6 million in restricted cash for the payment of interest under our securitized financing facility; and

•	payments of $7.3 million to terminate our cash flow hedges; partially offset by

•
a $27.1 million favorable impact in accrued expenses and other current liabilities for the comparable periods primarily due to an increase in the incentive compensation accrual for the 2015 fiscal year due to stronger operating performance as compared to plan in 2015 versus 2014, as well as a decrease in payments for the 2014 fiscal year. This favorable impact was partially offset by an increase in income tax payments, net of refunds.

Additionally in 2015, we received a cash dividend of $54.9 million from our investment in Arby’s, which was recognized in income.

Cash provided by investing activities increased $223.2 million during 2015 as compared to 2014, primarily due to the following:

•	$78.4 million in proceeds from the sale of the Bakery;

•	a decrease of $52.7 million in payments for restaurant acquisitions;

•	a decrease of $46.8 million in capital expenditures; and

•	an increase of $43.0 million in proceeds from dispositions related to our system optimization initiative.

Cash used in financing activities decreased $198.8 million during 2015 as compared to 2014, primarily due to the following:

•
a net increase in cash provided by long-term debt activities of $961.3 million primarily resulting from the securitized financing facility and the related repayment of the 2013 Restated Credit Agreement; partially offset by

•	an increase in repurchases of common stock of $797.5 million.

The net cash provided by our business before the effect of exchange rate changes on cash was $72.1 million.

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

•	a favorable change in restricted cash of $20.3 million related to cash collateral for outstanding letters of credit; and

•	an increase of $12.3 million in proceeds from dispositions related to our system optimization initiative.

Cash used in financing activities increased $251.7 million during 2014 as compared to 2013, primarily due to the following:

•	an increase in repurchases of common stock of $231.9 million;

•	a net increase in cash used for long-term debt activities of $12.7 million;

•	a decrease in proceeds from the exercise of stock options of $11.6 million; and

•	an increase in dividend payments of $4.4 million.

The net cash used in our business before the effect of exchange rate changes on cash was $307.6 million.

Sources and Uses of Cash for 2016

Our anticipated consolidated sources of cash and cash requirements for 2016 exclusive of operating cash flow requirements consist principally of:

•	capital expenditures of approximately $140.0 million as discussed below in “Capital Expenditures;”

•	quarterly cash dividends aggregating up to approximately $64.8 million as discussed below in “Dividends;”

•	potential stock repurchases of up to $378.2 million, of which $24.8 million was repurchased subsequent to January 3, 2016 through February 24, 2016 as discussed below in “Stock Repurchases;” and

•	restaurant acquisitions and dispositions under our system optimization initiative.

Based upon current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Capitalization

Year End
2015
Long-term debt, including current portion	$2,426.1
Stockholders’ equity	752.9
$3,179.0

The Wendy’s Company’s total capitalization at January 3, 2016 increased $23.2 million from $3,155.8 million at December 28, 2014 and was impacted principally by the following:

•
a net increase in long-term debt, including current portion and unamortized debt issuance costs, of $987.9 million primarily resulting from the securitized financing facility and the related repayment of the 2013 Restated Credit Agreement;

•	comprehensive income of $121.6 million;

•	tax benefit from share-based compensation of $46.7 million;

•	treasury share issuances of $38.1 million for exercises and vestings of share-based compensation awards; partially offset by

•	stock repurchases of $1,100.4 million; and

•	dividends paid of $71.8 million.

Long-Term Debt, Including Current Portion

Year End
2015
Series 2015-1 Class A-2-I Notes	$872.8
Series 2015-1 Class A-2-II Notes	897.8
Series 2015-1 Class A-2-III Notes	498.8
7% debentures	87.0
Capital lease obligations	109.1
Unamortized debt issuance costs (a)	(39.4)
Total long-term debt, including current portion	$2,426.1
_______________

(a)
During the second quarter of 2015, the Company early adopted an amendment requiring debt issuance costs to be presented in the balance sheet as a direct reduction of the related debt liability rather than as an asset.

Except as described below, there were no material changes to the terms of any debt obligations since December 28, 2014. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein, for further information related to our long-term debt obligations.

Securitized Financing Facility

On June 1, 2015, Wendy’s Funding, LLC (“Wendy’s Funding” or the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued the Series 2015-1 Class A-2 Notes, which consists of Series 2015-1 3.371% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $875.0 million, Series 2015-1 4.080% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”) with an initial principal amount of $900.0 million and the Series 2015-1 4.497% Fixed Rate Senior Secured Notes, Class A-2-III, (the “Class A-2-III Notes”) with an initial principal amount of $500.0 million. In addition, the Master Issuer entered into a revolving financing facility, which allows for the drawing of up to $150.0 million under the Series 2015-1 Class A-1 Notes, which include certain credit instruments, including a letter of credit facility. The Series 2015-1 Class A-1 Notes were issued under the Indenture and allow for drawings on a revolving basis. During the third quarter of 2015, the Company borrowed and repaid $19.0 million under the Series 2015-1 Class A-1 Notes.

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

The Series 2015-1 Class A-1 Notes will accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Series 2015-1 Class A-1 note agreement. There is a commitment fee on the unused portion of the Series 2015-1 Class A-1 Notes which ranges from 0.50% to 0.85% based on utilization. It is anticipated that the principal and interest on the Series 2015-1 Class A-1 Notes will be repaid in full on or prior to June 2020, subject to two additional one-year extensions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the Series 2015-1 Class A-1 Notes equal to 5.0% per year. As of January 3, 2016, $23.0 million of letters of credit were outstanding against the Series 2015-1 Class A-1 Notes, which relate primarily to interest reserves required under the Indenture.

During the year ended January 3, 2016, the Company incurred debt issuance costs of $43.8 million in connection with the issuance of the Series 2015-1 Senior Notes. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Series 2015-1 Senior Notes utilizing the effective interest rate method. As of January 3, 2016, the effective interest rates, including the amortization of debt issuance costs, were 3.790%, 4.339% and 4.681% for the Class A-2-I Notes, Class A-2-II Notes and Class A-2-III Notes, respectively.

The Series 2015-1 Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Series 2015-1 Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Series 2015-1 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Series 2015-1 Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Series 2015-1 Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Series 2015-1 Class A-2 Notes on the applicable scheduled maturity date. The Series 2015-1 Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Series 2015-1 Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. The Company was in compliance with these covenants as of January 3, 2016.

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the noteholders, and are restricted in their use. As of January 3, 2016, Wendy’s Funding had restricted cash of $29.3 million, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Series 2015-1 Class A-2 Notes.

The proceeds from the issuance of the Series 2015-1 Class A-2 Notes, were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the 2013 Restated Credit Agreement. In connection with the repayment of the Term A Loans and Term B Loans, Wendy’s terminated the related interest rate swaps with notional amounts totaling $350.0 million and $100.0 million, respectively, which had been designated as cash flow hedges. See Note 13 for more information on the interest rate swaps. As a result, the Company recorded a loss on early extinguishment of debt of $7.3 million during the second quarter of 2015, primarily consisting of the write-off of deferred costs related to the 2013 Restated Credit Agreement of $7.2 million and fees paid to terminate the related interest rate swaps of $0.1 million.

Contractual Obligations

The following table summarizes the expected payments under our outstanding contractual obligations at January 3, 2016:

	Fiscal Years
	2016	2017-2018	2019-2020	After 2020	Total
Long-term debt obligations (a)	$119.7	$236.5	$1,025.9	$1,607.1	$2,989.2
Capital lease obligations (b)	11.5	23.4	26.2	197.2	258.3
Operating lease obligations (c)	72.2	138.6	134.3	876.4	1,221.5
Purchase obligations (d)	49.5	14.4	16.2	6.9	87.0
Other	8.6	0.6	—	—	9.2
Total (e)	$261.5	$413.5	$1,202.6	$2,687.6	$4,565.2
_______________

(a)
Excludes capital lease obligations, which are shown separately in the table. The table includes interest of approximately $619.9 million. These amounts exclude the fair value adjustment related to Wendy’s 7% debentures assumed in the Wendy’s merger.

(b)	Excludes related sublease rental receipts of $381.1 million on capital lease obligations. The table includes interest of approximately $149.1 million for capital lease obligations.

(c)	Represents the minimum lease cash payments for operating lease obligations. Excludes aggregate related sublease rental receipts of $911.0 million on operating lease obligations.

(d)
Includes (1) $47.1 million for the remaining beverage purchase requirement under a beverage agreement, (2) $31.5 million for capital expenditures, (3) $7.4 million for utility commitments and (4) $1.0 million of other purchase obligations.

(e)	Excludes obligation for unrecognized tax benefits, including interest and penalties, of $23.0 million. We are unable to predict when and if cash payments will be required.

Capital Expenditures

In 2015, cash capital expenditures amounted to $251.6 million and non-cash capital expenditures, consisting of capitalized lease obligations, amounted to $57.2 million. In 2016, we expect that cash capital expenditures will amount to approximately $140.0 million, principally relating to (1) reimaging company-owned restaurants, (2) the opening of new Image Activation company-owned restaurants, (3) technology, including consumer-facing restaurant technology, (4) maintenance capital expenditures for our company-owned restaurants and (5) various other capital projects. As of January 3, 2016, the Company had $31.5 million of outstanding commitments, included in “Accounts payable,” for capital expenditures expected to be paid in 2016.

Dividends

The Wendy’s Company paid quarterly cash dividends of $0.055 per share on its common stock aggregating $55.4 million in the first three quarters of 2015. In the fourth quarter of 2015, The Wendy’s Company paid a quarterly cash dividend of $0.06 per share on its common stock aggregating $16.4 million. During the first quarter of 2016, The Wendy’s Company declared a dividend of $0.06 per share to be paid on March 15, 2016 to shareholders of record as of March 1, 2016. If The Wendy’s Company pays regular quarterly cash dividends for the remainder of 2016 at the same rate as declared in the first quarter of 2016, The Wendy’s Company’s total cash requirement for dividends for all of 2016 would be approximately $64.8 million based on the number of shares of its common stock outstanding at February 24, 2016. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

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

As part of the June 2015 authorization, the Company commenced an $850.0 million share repurchase program on June 3, 2015, which included (1) a modified Dutch auction tender offer to repurchase up to $639.0 million of our common stock and (2) a separate stock purchase agreement to repurchase up to $211.0 million of our common stock from the Trian Group. For additional information on the separate stock purchase agreement see “Executive Overview - Related Party Transactions” included herein. On June 30, 2015, the tender offer expired and on July 8, 2015, the Company repurchased 55.8 million shares at $11.45 per share for an aggregate purchase price of $639.0 million. On July 17, 2015, the Company repurchased 18.4 million shares at $11.45 per share, pursuant to the separate stock purchase agreement, for an aggregate purchase price of $210.9 million. As a result, the $850.0 million share repurchase program that commenced on June 3, 2015 was completed during the third quarter of 2015. During 2015, the Company incurred costs of $2.3 million in connection with the tender offer and Trian Group stock purchase agreement, which were recorded to treasury stock.

In August 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase programs. Under the

ASR Agreement, the Company paid the financial institution an initial purchase price of $164.5 million in cash and received an initial delivery of 14.4 million shares of common stock, representing an estimate of 85% of the total shares expected to be delivered under the ASR Agreement. The total number of shares of common stock ultimately purchased by the Company under the ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR Agreement, less an agreed discount. On September 25, 2015, the Company completed the ASR Agreement and received an additional 3.6 million shares of common stock. During 2015, the Company incurred costs of $0.1 million in connection with the ASR Agreement, which were recorded to treasury stock.

Also as part of the June 2015 authorization, the Company repurchased 2.1 million shares in 2015 with an aggregate purchase price of $22.0 million, excluding commissions, of which $1.7 million was accrued at January 3, 2016. As of January 3, 2016, the Company had $378.2 million remaining availability under its June 2015 authorization. Subsequent to January 3, 2016 through February 24, 2016, the Company repurchased 2.5 million shares for an aggregate purchase price of $24.8 million, excluding commissions.

During 2014, the Company repurchased 3.0 million shares with an aggregate purchase price of $23.9 million, excluding commissions, as part of the August 2014 authorization. In January 2014, our Board of Directors authorized a repurchase program, which the Company fully utilized through completion of a modified Dutch auction tender offer on February 19, 2014 resulting in 29.7 million shares repurchased for an aggregate purchase price of $275.0 million. The Company incurred costs of $2.3 million in connection with the tender offer, which were recorded to treasury stock.

In November 2012, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through December 29, 2013. During 2013, the Company repurchased 8.7 million shares with an aggregate purchase price of $69.2 million, excluding commissions. The authorization for the repurchase program expired at the end of the 2013 fiscal year.

Guarantees and Other Contingencies

Year End
2015
Lease guarantees and contingent rent on leases (a)	$40.3
Recourse on loans (b)	11.2
Letters of credit (c)	36.5
Total	$88.0
_____________________

(a)
Wendy’s is contingently liable for certain leases and other obligations primarily from former company-owned restaurant locations now operated by franchisees amounting to $38.4 million as of January 3, 2016. These leases extend through 2050. In addition, Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties, who have indemnified Wendy’s against future liabilities amounting to $1.9 million as of January 3, 2016. These leases expire on various dates through 2021.

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

During 2014, Wendy’s provided a C$2.3 million ($1.7 million as of January 3, 2016) guarantee to a lender on behalf of a franchisee, in connection with the sale of restaurants to the franchisee under the Company’s system optimization initiative. As a result, the total amount of the guarantee was recorded as a deferred gain in 2014 and is included in “Other liabilities.”

In addition during 2012, Wendy’s provided a $2.0 million guarantee to a lender for a franchisee, in connection with the refinancing of the franchisee’s debt which originated in 2007. Pursuant to the agreement, the guarantee is subject to an annual reduction over a five year period. As of January 3, 2016, the guarantee totaled $1.5 million.

(c)
The Company has outstanding letters of credit with various parties totaling $36.5 million, of which $13.2 million are cash collateralized. The Company does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

Inflation and Changing Prices
We believe that general inflation did not have a significant effect on our consolidated results of operations, except as mentioned below for certain commodities, during the reporting periods. We manage any inflationary costs and commodity price increases through product mix and selective menu price increases. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken and corn had a significant effect on our results of operations in 2014 and 2013 and may have an adverse effect on us in the future. The extent of any impact will depend on our ability and timing to increase food prices.

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

For goodwill impairment testing purposes, Wendy’s includes two reporting units comprised of its (1) North America (defined as the United States of America and Canada) company-owned and franchise restaurants and (2) international franchise restaurants. As of January 3, 2016, all of Wendy’s goodwill of $770.8 million was associated with its North America restaurants since its international franchise restaurants goodwill was determined to be fully impaired during the fourth quarter of 2013.

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. We did not initially assess our goodwill for impairment using only qualitative factors in 2015 and, therefore, we performed our test for impairment using a two-step quantitative process. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Step two of the impairment test, if necessary, requires the estimation of the fair value for the assets and liabilities of a reporting unit in order to calculate the implied fair value of the reporting unit’s goodwill. Under step two, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. The fair value of the reporting unit is determined by management and is based on the results of (1) estimates we made regarding the present value of the anticipated cash flows associated with each reporting unit (the “income approach”) and (2) the indicated value of the reporting units based on a comparison and correlation of the Company and other similar companies (the “market approach”).

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

We performed our annual goodwill impairment test in the fourth quarter of 2015. Our assessment of goodwill of our Wendy’s North America restaurants indicated that there had been no impairment and the fair value of this reporting unit of $5,317.0 million was approximately 75% in excess of its carrying value.

Our indefinite-lived intangible assets represent trademarks and totaled $903.0 million as of January 3, 2016. We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. We did not initially assess our indefinite-lived intangibles for impairment using only qualitative factors in 2015 and, therefore, we performed our test for impairment using a quantitative process. Our quantitative process includes comparing the carrying value to the fair value of our indefinite-lived intangible assets, with any excess recognized as an impairment loss. Our critical estimates in the determination of the fair value of our indefinite-lived intangible assets include the anticipated future revenues of company-owned and franchised restaurants and the resulting cash flows.

We performed our annual indefinite-lived intangible asset impairment test in the fourth quarter of 2015, which indicated that there had been no impairment.

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

As of January 3, 2016, the net carrying value of our long-lived tangible and definite-lived intangible assets were $1,227.9 million and $436.6 million, respectively. Our long-lived assets include (1) properties and related definite-lived intangible assets (e.g. favorable leases) that are leased and/or subleased to franchisees and (2) company-owned restaurant assets and related definite-lived intangible assets, which include favorable leases and reacquired rights under franchise agreements.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the carrying amount of the asset group to future undiscounted net cash flows expected to be generated through leases and/or subleases or by our individual company-owned restaurants. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, then impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of long-lived assets.” Our critical estimates in this review process include the anticipated future cash flows from leases and/or subleases or individual company-owned restaurants, which is used in assessing the recoverability of the respective long-lived assets. Our impairment losses principally reflect impairment charges resulting from leasing and/or subleasing long-lived assets to franchisees in connection with the sale or anticipated sale of restaurants.

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

Net operating loss and credit carryforwards are subject to various limitations and carryforward periods. As of January 3, 2016 we have U.S. federal foreign tax credits of $20.8 million which will begin to expire in 2021. In addition, as of January 3, 2016 we have state net operating loss carryforwards of $944.3 million which began expiring in 2016. We believe it is more likely than not that the benefit from certain state net operating loss carryforwards and foreign tax credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $17.1 million.

•	Income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. We have unrecognized tax benefits of $21.2 million, which if resolved favorably would reduce our tax expense by $15.8 million at January 3, 2016.

We accrue interest related to uncertain tax positions in “Interest expense” and penalties in “General and administrative.” At January 3, 2016, we had $1.2 million accrued for interest and $0.6 million accrued for penalties.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years 2009 through 2014 have been settled. Certain of the Company’s state income tax returns from its 2011 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policies prohibit the use of derivative instruments for trading purposes and we had no outstanding derivative instruments as of January 3, 2016.

As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Liquidity and Capital Resources,” the Company completed a $2,275.0 million securitized financing facility on June 1, 2015. The proceeds were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s 2013 Restated Credit Agreement. In connection with the repayment of the Term A Loans and Term B Loans, the Company terminated the related interest rate swaps with notional amounts totaling $350.0 million and $100.0 million, respectively, which had been designated as cash flow hedges. The unrealized loss on the cash flow hedges at termination of $7.3 million is being reclassified on a straight-line basis from “Accumulated other comprehensive loss” to “Interest expense” beginning June 30, 2015, the original effective date of the interest rate swaps through December 31, 2017, the original maturity date of the interest rate swaps.

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

Consequently, our long-term debt, including current portion, aggregated $2,465.5 million and consisted of $2,356.4 million of fixed-rate debt and $109.1 million of capital lease obligations, as of January 3, 2016 (excluding unamortized debt issuance costs). These changes to the Company’s debt structure have reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases on borrowings under the Series 2015-1 Class A-1 Notes. However, as of January 3, 2016, the Company had no outstanding borrowings under its Series 2015-1 Class A-1 Notes.

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

Foreign Currency Risk

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We have exposure related to our investment in a Canadian subsidiary which is subject to foreign currency fluctuations. Our Canadian subsidiary exposures relate to its franchise and administrative operations and company-owned restaurant operations through the second quarter of 2015 when we completed the sale of such restaurants to franchisees. The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars. Revenues from our Canadian franchise operations for the years ended January 3, 2016 and December 28, 2014 represented 10% and 7% of our total franchise revenues, respectively. Revenues from our Canadian operations for the years ended January 3, 2016 and December 28, 2014 represented 6% and 12% of our total revenues, respectively. Accordingly, an immediate 10% change in Canadian dollar exchange rates versus the U.S. dollar from their levels at January 3, 2016 and December 28, 2014 would not have a material effect on our consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

THE WENDY’S COMPANY AND SUBSIDIARIES

Defined Term	Footnote Where Defined
2010 Plan	(16)	Share-Based Compensation
2012 Credit Agreement	(12)	Long-Term Debt
2012 Lease	(22)	Transactions with Related Parties
2013 Restated Credit Agreement	(12)	Long-Term Debt
280 BT	(22)	Transactions with Related Parties
401(k) Plan	(19)	Retirement Benefit Plans
6.20% Senior Notes	(12)	Long-Term Debt
Advertising Funds	(24)	Advertising Costs and Funds
Aircraft Lease Agreement	(22)	Transactions with Related Parties
Anticipated Repayment Dates	(12)	Long-Term Debt
Arby’s	(1)	Summary of Significant Accounting Policies
ARC	(22)	Transactions with Related Parties
ARG	(2)	Discontinued Operations
ARG Parent	(2)	Discontinued Operations
ASR Agreement	(15)	Stockholders’ Equity
Bakery	(1)	Summary of Significant Accounting Policies
Bakery Company	(19)	Retirement Benefit Plans
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Brazil JV	(1)	Summary of Significant Accounting Policies
Buyer	(2)	Discontinued Operations
CAP	(14)	Income Taxes
Class A-2-I Notes	(12)	Long-Term Debt
Class A-2-II Notes	(12)	Long-Term Debt
Class A-2-III Notes	(12)	Long-Term Debt
Company	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
Eligible Arby’s Employees	(19)	Retirement Benefit Plans
Equity Plans	(16)	Share-Based Compensation
FASB	(1)	Summary of Significant Accounting Policies
Former Executives	(22)	Transactions with Related Parties
GAAP	(1)	Summary of Significant Accounting Policies
Guarantors	(12)	Long-Term Debt
Higa Partners	(8)	Investments
Indenture	(12)	Long-Term Debt
IRS	(14)	Income Taxes
Japan JV	(8)	Investments
Jurl	(8)	Investments
Jurlique	(8)	Investments
Management Company	(22)	Transactions with Related Parties
Master Issuer	(12)	Long-Term Debt
NLRB	(19)	Retirement Benefit Plans
Obligations	(8)	Investments
QSCC	(22)	Transactions with Related Parties
Rent Holiday	(1)	Summary of Significant Accounting Policies
Restricted Shares	(16)	Share-Based Compensation

Defined Term	Footnote Where Defined
RSAs	(1)	Summary of Significant Accounting Policies
RSUs	(1)	Summary of Significant Accounting Policies
Series 2015-1 Class A-1 Notes	(12)	Long-Term Debt
Series 2015-1 Class A-2 Notes	(12)	Long-Term Debt
Series 2015-1 Senior Notes	(12)	Long-Term Debt
SERP	(19)	Retirement Benefit Plans
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Syrup	(21)	Guarantees and Other Commitments and Contingencies
System Optimization Remeasurement	(1)	Summary of Significant Accounting Policies
TASCO	(22)	Transactions with Related Parties
TFM	(22)	Transactions with Related Parties
The Wendy’s Company	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
Trian Group	(22)	Transactions with Related Parties
Union	(19)	Retirement Benefit Plans
Union Pension Fund	(19)	Retirement Benefit Plans
U.S.	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies
Wendy’s Co-op	(22)	Transactions with Related Parties
Wendy’s Funding	(12)	Long-Term Debt
Wendy’s Japan	(8)	Investments
Wendy’s Restaurants	(1)	Summary of Significant Accounting Policies
Zanesville	(19)	Retirement Benefit Plans

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Wendy’s Company
Dublin, Ohio

We have audited the accompanying consolidated balance sheets of The Wendy’s Company and subsidiaries (the “Company”) as of January 3, 2016 and December 28, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 3, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Wendy’s Company and subsidiaries as of January 3, 2016 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Columbus, Ohio
March 3, 2016

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	January 3, 2016	December 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$327,216	$267,112
Accounts and notes receivable	104,854	68,211
Inventories	4,312	6,861
Prepaid expenses and other current assets	112,788	72,258
Deferred income tax benefit	—	73,661
Advertising funds restricted assets	67,399	65,308
Current assets of discontinued operations	—	8,691
Total current assets	616,569	562,102
Properties	1,227,944	1,241,170
Goodwill	770,781	822,562
Other intangible assets	1,339,587	1,351,307
Investments	58,369	74,054
Other assets	95,470	56,272
Noncurrent assets of discontinued operations	—	30,132
Total assets	$4,108,720	$4,137,599

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,290	$53,202
Accounts payable	53,681	77,309
Accrued expenses and other current liabilities	124,404	125,880
Advertising funds restricted liabilities	67,399	65,308
Current liabilities of discontinued operations	—	18,525
Total current liabilities	268,774	340,224
Long-term debt	2,402,823	1,384,972
Deferred income taxes	459,713	493,843
Other liabilities	224,496	199,833
Noncurrent liabilities of discontinued operations	—	1,151
Total liabilities	3,355,806	2,420,023
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,874,752	2,826,965
Accumulated deficit	(356,632)	(445,917)
Common stock held in treasury, at cost	(1,741,425)	(679,220)
Accumulated other comprehensive loss	(70,823)	(31,294)
Total stockholders’ equity	752,914	1,717,576
Total liabilities and stockholders’ equity	$4,108,720	$4,137,599

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Revenues:
Sales	$1,438,802	$1,608,455	$2,102,881
Franchise revenues	431,495	390,047	320,788
	1,870,297	1,998,502	2,423,669
Costs and expenses:
Cost of sales	1,184,073	1,355,086	1,780,931
General and administrative	256,553	260,732	291,544
Depreciation and amortization	145,051	153,882	175,391
System optimization gains, net	(74,009)	(91,510)	(51,276)
Reorganization and realignment costs	21,910	31,903	37,017
Impairment of long-lived assets	25,001	19,613	36,385
Impairment of goodwill	—	—	9,397
Other operating expense, net	37,248	26,208	4,950
	1,595,827	1,755,914	2,284,339
Operating profit	274,470	242,588	139,330
Interest expense	(86,067)	(51,994)	(68,644)
Loss on early extinguishment of debt	(7,295)	—	(28,563)
Investment income, net	52,214	1,199	23,565
Other income (expense), net	806	747	(2,096)
Income from continuing operations before income taxes and noncontrolling interests	234,128	192,540	63,592
Provision for income taxes	(94,149)	(76,116)	(16,057)
Income from continuing operations	139,979	116,424	47,535
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes	10,494	5,010	(2,903)
Gain on disposal of discontinued operations, net of income taxes	10,669	—	—
Net income (loss) from discontinued operations	21,163	5,010	(2,903)
Net income	161,142	121,434	44,632
Net loss attributable to noncontrolling interests	—	—	855
Net income attributable to The Wendy’s Company	$161,142	$121,434	$45,487

Basic income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.43	$.31	$.12
Discontinued operations	.07	.01	(.01)
Net income	$.50	$.33	$.12

Diluted income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.43	$.31	$.12
Discontinued operations	.06	.01	(.01)
Net income	$.49	$.32	$.11

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013

Net income	$161,142	$121,434	$44,632
Other comprehensive loss, net:
Foreign currency translation adjustment	(37,800)	(18,560)	(16,271)
Change in unrecognized pension loss, net of income tax benefit (provision) of $125, $(160) and $37, respectively	(202)	391	(62)
Effect of cash flow hedges, net of income tax benefit (provision) of $918, $1,767 and $(468), respectively	(1,527)	(2,788)	744
Other comprehensive loss, net	(39,529)	(20,957)	(15,589)
Comprehensive income	121,613	100,477	29,043
Comprehensive loss attributable to noncontrolling interests	—	—	126
Comprehensive income attributable to The Wendy’s Company	$121,613	$100,477	$29,169

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Attributable to The Wendy’s Company
	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance at December 30, 2012	$47,042	$2,782,765	$(467,007)	$(382,926)	$5,981	$—	$1,985,855
Net income (loss)	—	—	45,487	—	—	(855)	44,632
Other comprehensive (loss) income, net	—	—	—	—	(16,318)	729	(15,589)
Cash dividends	—	—	(70,681)	—	—	—	(70,681)
Repurchases of common stock	—	—	—	(69,320)	—	—	(69,320)
Share-based compensation	—	19,613	—	—	—	—	19,613
Common stock issued upon exercises of stock options	—	(1,665)	—	41,645	—	—	39,980
Common stock issued upon vesting of restricted shares	—	(2,868)	—	981	—	—	(1,887)
Tax charge from share-based compensation	—	(3,431)	—	—	—	—	(3,431)
Consolidation of the Japan JV	—	—	—	—	—	(2,735)	(2,735)
Contributions from noncontrolling interests	—	—	—	—	—	219	219
Deconsolidation of the Japan JV	—	—	—	—	—	2,642	2,642
Other	—	31	(14)	171	—	—	188
Balance at December 29, 2013	47,042	2,794,445	(492,215)	(409,449)	(10,337)	—	1,929,486
Net income	—	—	121,434	—	—	—	121,434
Other comprehensive loss, net	—	—	—	—	(20,957)	—	(20,957)
Cash dividends	—	—	(75,117)	—	—	—	(75,117)
Repurchases of common stock	—	—	—	(301,216)	—	—	(301,216)
Share-based compensation	—	28,243	—	—	—	—	28,243
Common stock issued upon exercises of stock options	—	3,485	—	27,290	—	—	30,775
Common stock issued upon vesting of restricted shares	—	(7,812)	—	4,006	—	—	(3,806)
Tax benefit from share-based compensation	—	8,546	—	—	—	—	8,546
Other	—	58	(19)	149	—	—	188
Balance at December 28, 2014	47,042	2,826,965	(445,917)	(679,220)	(31,294)	—	1,717,576
Net income	—	—	161,142	—	—	—	161,142
Other comprehensive loss, net	—	—	—	—	(39,529)	—	(39,529)
Cash dividends	—	—	(71,845)	—	—	—	(71,845)
Repurchases of common stock	—	—	—	(1,100,417)	—	—	(1,100,417)
Share-based compensation	—	23,231	—	—	—	—	23,231
Common stock issued upon exercises of stock options	—	(6,719)	—	29,954	—	—	23,235
Common stock issued upon vesting of restricted shares	—	(15,502)	—	8,105	—	—	(7,397)
Tax benefit from share-based compensation	—	46,718	—	—	—	—	46,718
Other	—	59	(12)	153	—	—	200
Balance at January 3, 2016	$47,042	$2,874,752	$(356,632)	$(1,741,425)	$(70,823)	$—	$752,914

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Cash flows from operating activities:
Net income	$161,142	$121,434	$44,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153,732	159,860	200,219
Share-based compensation	23,231	28,243	19,613
Impairment (see below)	25,001	19,613	45,782
Deferred income tax	89,026	69,540	12,853
Excess tax benefits from share-based compensation	(49,613)	(9,363)	—
Non-cash rent expense, net	3,364	1,951	8,152
Net (recognition) receipt of deferred vendor incentives	(2,559)	4,063	6,318
Gain on dispositions, net (see below)	(99,570)	(91,579)	(49,714)
(Gain) loss on sale of investments, net	(335)	(975)	799
Distributions received from TimWen joint venture	12,451	13,896	14,116
Equity in earnings in joint ventures, net	(9,205)	(10,176)	(9,722)
Long-term debt-related activities, net (see below)	8,075	3,625	36,992
Other, net	(4,318)	(11,686)	(8,908)
Changes in operating assets and liabilities:
Restricted cash	(23,640)	—	—
Accounts and notes receivable	(52,620)	(2,763)	174
Inventories	(62)	706	1,477
Prepaid expenses and other current assets	(5,409)	(2,976)	(4,626)
Accounts payable	(7,787)	(3,105)	(380)
Accrued expenses and other current liabilities	(8,424)	(35,532)	12,070
Net cash provided by operating activities	212,480	254,776	329,847
Cash flows from investing activities:
Capital expenditures	(251,622)	(298,471)	(224,245)
Acquisitions	(1,232)	(53,954)	(4,612)
Dispositions	204,388	161,386	149,112
Proceeds from sale of the Bakery	78,408	—	—
Changes in restricted cash	3,634	1,750	(18,593)
Notes receivable, net	3,289	434	(43)
Investment activities, net (see below)	(1,485)	1,043	21,691
Net cash provided by (used in) investing activities	35,380	(187,812)	(76,690)
Cash flows from financing activities:
Proceeds from long-term debt	2,294,000	—	575,000
Repayments of long-term debt	(1,327,223)	(38,380)	(590,293)
Change in restricted cash	(5,687)	—	—
Deferred financing costs	(43,817)	—	(7,684)
Premium payment on redemption of notes	—	—	(8,439)
Proceeds from termination of interest rate swaps	—	—	5,708
Repurchases of common stock	(1,098,717)	(301,216)	(69,320)
Dividends	(71,845)	(75,117)	(70,681)
Proceeds from stock option exercises	27,952	30,788	42,370
Excess tax benefits from share-based compensation	49,613	9,363	—
Other, net	—	—	438
Net cash used in financing activities	(175,724)	(374,562)	(122,901)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	72,136	(307,598)	130,256
Effect of exchange rate changes on cash	(12,196)	(5,278)	(3,465)
Net increase (decrease) in cash and cash equivalents	59,940	(312,876)	126,791
Cash and cash equivalents at beginning of period	267,276	580,152	453,361
Cash and cash equivalents at end of period	$327,216	$267,276	$580,152

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Year Ended
	January 3, 2016	December 28, 2014	December 29, 2013
Detail of cash flows from operating activities:
Impairment:
Impairment of long-lived assets	$25,001	$19,613	$36,385
Impairment of goodwill	—	—	9,397
	$25,001	$19,613	$45,782
Gain on dispositions, net:
Gain on sales of restaurants, net	$(74,041)	$(91,579)	$(51,372)
Gain on disposal of the Bakery	(25,529)	—	—
Loss on disposal of the Japan JV	—	—	1,658
	$(99,570)	$(91,579)	$(49,714)
Long-term debt-related activities, net
Accretion of long-term debt	$1,204	$1,187	$5,942
Amortization of deferred financing costs	5,426	2,438	2,487
Loss on early extinguishment of debt	7,295	—	28,563
Payments for termination of cash flow hedges	(7,337)	—	—
Reclassification of unrealized losses on cash flow hedges	1,487	—	—
	$8,075	$3,625	$36,992

Detail of cash flows from investing activities:
Investment activities, net:
Proceeds from sales of investments	$621	$2,193	$2,691
Payments for investments	(2,106)	(1,150)	—
Dividend from Arby’s	—	—	19,000
	$(1,485)	$1,043	$21,691

Supplemental cash flow information:
Cash paid for:
Interest	$84,326	$52,357	$64,749
Income taxes, net of refunds	$41,275	$15,826	$6,948

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$31,468	$45,409	$41,713
Capitalized lease obligations	$57,226	$22,255	$10,767
Notes receivable	$—	$3,934	$—

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

Corporate Structure

The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s franchises and operates company-owned Wendy’s® quick-service restaurants specializing in hamburger sandwiches throughout North America (defined as the United States of America (“U.S.”) and Canada). Wendy’s also has franchised restaurants in 27 foreign countries and U.S. territories. At January 3, 2016, Wendy’s operated and franchised 632 and 5,847 restaurants, respectively.

On May 31, 2015, Wendy’s completed the sale of its company-owned bakery, The New Bakery Company, LLC and its subsidiaries (collectively, the “Bakery”), a 100% owned subsidiary of Wendy’s. As a result of the sale of the Bakery, as further discussed in Note 2, the Bakery’s results of operations for all periods presented and the gain on disposal have been included in “Net income (loss) from discontinued operations” in our consolidated statements of operations. Additionally, the Bakery’s assets and liabilities have been presented as discontinued operations in our consolidated balance sheet as of December 28, 2014.

The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s restaurants in North America comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America are not material.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all of the Company’s subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company reports “Net loss attributable to noncontrolling interests,” separately in our consolidated statements of operations.

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

Reclassifications

Certain reclassifications have been made to prior year presentation to conform to the current year presentation.

During the second quarter of 2015, the Company early adopted an amendment requiring debt issuance costs to be presented in the balance sheet as a direct reduction of the related debt liability rather than as an asset. The adoption of this guidance resulted in the reclassification of debt issuance costs of $8,243 from “Other assets” to “Long-term debt” in our consolidated balance sheet as of December 28, 2014. Refer to Note 12 and “New Accounting Standards Adopted” below for further information.

Prior to fiscal 2015, the Company reported its system optimization initiative as a discrete event and separately included the related gain or loss on sales of restaurants, impairment losses and other associated costs, along with other restructuring initiatives, in “Facilities action (income) charges, net.” In February 2015, the Company announced plans to reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system and further emphasized that restaurant dispositions and acquisitions are a continuous and integrated part of the overall strategy to optimize its restaurant portfolio. As a result, commencing with the first quarter of 2015, all gains and losses on dispositions are included on a separate line in our consolidated statements of

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

operations, “System optimization gains, net” and impairment losses recorded in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”) are reclassified to “Impairment of long-lived assets.” In addition, the Company retitled the line, “Facilities action (income) charges, net” to “Reorganization and realignment costs” in our consolidated statements of operations to better describe the current and historical initiatives included given the reclassifications described above. The Company believes the new presentation will aid users in understanding its results of operations. The prior periods reflect reclassifications to conform to the current year presentation. All amounts being reclassified in our statements of operations were separately disclosed in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. Such reclassifications had no impact on operating profit, net income or net income per share.

The following table illustrates the reclassifications made to the consolidated statements of operations for the years ended December 28, 2014 and December 29, 2013:

	Year Ended December 28, 2014
		Reclassifications
	As Previously Reported (b)	Gain on dispositions, net (c)	System Optimization Remeasurement (d)	As Currently Reported
System optimization gains, net	$—	$(91,510)	$—	$(91,510)
Reorganization and realignment costs (a)	(29,100)	69,631	(8,628)	31,903
Impairment of long-lived assets	10,985	—	8,628	19,613
Other operating expense, net	4,329	21,879	—	26,208
	$(13,786)	$—	$—	$(13,786)

	Year Ended December 29, 2013
		Reclassifications
	As Previously Reported (b)	Gain on dispositions, net (c)	System Optimization Remeasurement (d)	As Currently Reported
System optimization gains, net	$—	$(51,276)	$—	$(51,276)
Reorganization and realignment costs (a)	10,856	46,667	(20,506)	37,017
Impairment of long-lived assets	15,879	—	20,506	36,385
Other operating expense, net	341	4,609	—	4,950
	$27,076	$—	$—	$27,076

_______________

(a) Previously titled “Facilities action (income) charges, net.”

(b)
“As Previously Reported,” reflects adjustments to reclassify the Bakery’s other operating income, net of $65 and $96 from “Other operating expense, net” to “Income (loss) from discontinued operations, net of income taxes.”

(c) Reclassified the gain on sales of restaurants, net, previously included in “Facilities action (income) charges, net” and the gain on disposal of assets, net, which included sales of restaurants and other assets, and was previously reported in “Other operating expense, net” to a separate line in our consolidated statements of operations, “System optimization gains, net.”

(d)
Reclassified impairment losses recorded in connection with the sale or anticipated sale of restaurants (“System Optimization Remeasurement”), previously included in “Facilities action charges (income), net” to “Impairment of long-lived assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 3, 2016” or “2015,” which consisted of 53 weeks (2) “the year ended December 28, 2014” or “2014,” and (3) “the year ended December 29, 2013” or “2013,” both of which consisted of 52 weeks.

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

Restricted Cash

In accordance with the Company’s securitized financing facility, certain cash accounts have been established with the trustee for the benefit of the trustee and the noteholders, and are restricted in their use. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Company’s senior secured notes and is included in “Prepaid expenses and other current assets” in the consolidated balance sheet as of January 3, 2016. Changes in such restricted cash are presented as a component of cash flows from operating and financing activities in the consolidated statement of cash flows since the cash is restricted to the payment of interest and principal, respectively.

In addition, the Company has outstanding letters of credit with various parties that are cash collateralized. The related cash collateral is classified as restricted cash and included in “Prepaid expenses and other current assets” in the consolidated balance sheets. Changes in such restricted cash are presented as a component of cash flows from investing activities in the consolidated statement of cash flows. Refer to Note 7 for further information.

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

The Company reviews properties for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. If such review indicates an asset group may not be recoverable, an impairment

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

loss is recognized for the excess of the carrying amount over the fair value of an asset group to be held and used or over the fair value less cost to sell of an asset to be disposed. See “Impairment of Long-Lived Assets” below for further information.

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

Impairment of Long-Lived Assets

Our long-lived assets include (1) properties and related definite-lived intangible assets (e.g. favorable leases) that are leased and/or subleased to franchisees and (2) company-owned restaurant assets and related definite-lived intangible assets, which include favorable leases and reacquired rights under franchise agreements.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the carrying amount of the asset group to future undiscounted net cash flows expected to be generated through leases and/or subleases or by our individual company-owned restaurants. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, then impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of long-lived assets.” Our critical estimates in this review process include the anticipated future cash flows from leases and/or subleases or individual company-owned restaurants, which is used in assessing the recoverability of the respective long-lived assets. Our impairment losses principally reflect impairment charges resulting from leasing and/or subleasing long-lived assets to franchisees in connection with the sale or anticipated sale of restaurants.

Our fair value estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years.

Other Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis using the following estimated useful lives of the related classes of intangibles: for favorable leases, the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising; 3 to 5 years for computer software; 4 to 20 years for reacquired rights under franchise agreements; and 20 years for franchise agreements. Trademarks have an indefinite life and are not amortized.

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

Investments

The Company has a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. (Tim Hortons™ is a registered trademark of Tim Hortons USA Inc.) In addition, the Company has a 20% share in a joint venture for the operation of Wendy’s restaurants in Brazil (the “Brazil JV”). The Company has significant influence over these investees. Such investments are accounted for using the equity method, under which our results of operations include our share of the income (loss) of the investees. Investments in limited partnerships and other non-current investments in which the Company does not have significant influence over the investees, which includes our indirect 18.5% interest in Arby’s Restaurant Group, Inc. (“Arby’s”), are recorded at cost with related realized gains and losses reported as income or loss in the period in which the securities are sold or otherwise disposed. Cash distributions and dividends received that are determined to be returns of capital are recorded as a reduction of the carrying value of our investments and returns on our investments are recorded to “Investment income, net.”

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

Derivative Instruments

The Company used interest rate swap agreements to manage its exposure to changes in interest rates as well as to maintain an appropriate mix of fixed and variable rate debt. In May 2015, the Company terminated its floating to fixed interest rate swap agreements which were accounted for as cash flow hedges. Changes in the fair value of the cash flow hedging instruments were recorded as an adjustment to “Accumulated other comprehensive loss” to the extent of the effectiveness of such hedging instruments and subsequently reclassified into “Interest expense” in the period that the hedged forecasted transaction affects earnings. In October 2013, the Company terminated its fixed to floating interest rate swap agreements which were accounted for as fair value hedges. Changes in the fair value of fair value hedging instruments were recorded as an adjustment to the underlying debt balance being hedged to the extent of the effectiveness of such hedging instruments. There was no ineffectiveness from the fair value hedges through their termination.

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

Foreign Currency Translation

Substantially all of the Company’s foreign operations are in Canada where the functional currency is the Canadian dollar. Financial statements of foreign subsidiaries are prepared in their functional currency and then translated into U.S. dollars. Assets and liabilities are translated at the exchange rate as of the balance sheet date and revenues, costs and expenses are translated at a monthly average exchange rate. Net gains or losses resulting from the translation are recorded to the “Foreign currency translation

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

adjustment” component of “Accumulated other comprehensive loss.” Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in “General and administrative.”

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

Restaurant Dispositions

In connection with the sale of company-owned restaurants to franchisees, the Company typically enters into several agreements, in addition to an asset purchase agreement, with franchisees including franchise, development, relationship and lease agreements. See “Franchised Restaurants” in Item 1 herein, for further information regarding these agreements. The Company typically sells restaurants’ cash, inventory and equipment and retains ownership or the leasehold interest to the real estate to lease and/or sublease to the franchisee. The Company has determined that its restaurant dispositions usually represent multiple-element arrangements, and as such, the cash consideration received is allocated to the separate elements based on their relative selling price. Cash consideration generally includes up-front consideration for the sale of the restaurants, technical assistance fees and development fees and future cash consideration for royalties and lease payments. The Company considers the future lease payments in allocating the initial cash consideration received. The Company obtains third-party evidence to estimate the relative selling price of the stated rent under the lease and/or sublease agreements which is primarily based upon comparable market rents. Based on the Company’s review of the third-party evidence, the Company records favorable or unfavorable lease assets/liabilities with a corresponding offset to the gain or loss on the sale of the restaurants. The cash consideration per restaurant for technical assistance fees and development fees is consistent with the amounts stated in the related franchise agreements which are charged for separate standalone arrangements. Therefore, the Company recognizes the technical assistance and development fees when earned. Future royalty income is also recognized in revenue as earned. See “Revenue Recognition” below for further information.

Revenue Recognition

“Sales” includes revenues recognized upon delivery of food to the customer at company-owned restaurants. “Sales” excludes taxes collected from the Company’s customers.

“Franchise revenues” includes royalties, franchise fees and rental income. Royalties from franchised restaurants are based on a percentage of net sales of the franchised restaurant and are recognized as earned. Initial franchise fees and development fees are recorded as deferred income when received and are recognized as revenue when a franchised restaurant is opened as all material services and conditions related to the franchise fee have been substantially performed upon the restaurant opening. Initial franchise fees received in connection with sales of company-owned restaurants to franchisees and helping to facilitate franchisee-to-franchisee restaurant transfers as well as renewal franchise fees are recognized as revenue when the license agreements are signed and the fee is paid since there are no material services and conditions related to the franchise fees. Franchise fee deposits are forfeited

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

and recognized as revenue upon the termination of the related commitments to open new franchised restaurants. Rental income from properties owned and leased by the Company and leased or subleased to franchisees is recognized on a straight-line basis over the respective operating lease terms. Favorable and unfavorable lease amounts related to the leased and/or subleased properties are amortized to rental income on a straight-line basis over the remaining term of the leases. See “Leases” below for further information on rental income and favorable and unfavorable lease amounts.

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

Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns and leases sites from third parties, which it leases and/or subleases to franchisees. At inception, each lease or sublease is evaluated to determine whether the lease will be accounted for as an operating or capital lease, including the determination of direct financing leases based on its terms. Capital lease assets and related obligations are recorded at the lower of the present value of future minimum lease payments or fair market value at lease inception. When determining the lease term, we include option periods for which failure to renew the lease imposes a significant economic detriment. For properties used to operate company-owned restaurants, the primary economic detriment relates to the existence of unamortized leasehold improvements which might be impaired if we choose not to exercise the available renewal options. The lease term for properties leased or subleased to franchisees, is determined based upon the economic detriment to the franchisee and includes consideration of the length of the franchise agreement, historical performance of the restaurant and the existence of bargain renewal options.

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

Lease expense, rental income and favorable and unfavorable lease amortization is recognized in the consolidated statements of operations based on the nature of the underlying lease. Amounts related to leases for company-owned restaurants are recorded to “Cost of sales.” Lease expense, including any related amortization, for leased properties that are subsequently subleased to franchisees is recorded to “Other operating expense, net.” Rental income, including any related amortization, for properties leased or subleased to franchisees is recorded to “Franchise revenues.” Amounts related to leases for corporate offices and equipment are recorded to “General and administrative.”

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

Concentration of Risk

Wendy’s had no customers which accounted for 10% or more of consolidated revenues in 2015, 2014 or 2013. As of January 3, 2016, Wendy’s had one main in-line distributor of food, packaging and beverage products, excluding produce and breads, that serviced approximately 49% of its company-owned and franchised restaurants and three additional in-line distributors that, in the aggregate, serviced approximately 37% of its company-owned and franchised restaurants. We believe that our vulnerability to risk concentrations related to significant vendors and sources of its raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

New Accounting Standards Adopted

In November 2015, the Financial Accounting Standards Board (the “FASB”) issued an amendment that requires deferred tax assets and deferred tax liabilities be classified as non-current in the consolidated balance sheet. The Company early adopted this amendment, prospectively, during the fourth quarter of 2015.

In April 2015, the FASB issued an amendment that modifies the presentation of debt issuance costs. The amendment requires debt issuance costs be presented in the balance sheet as a direct reduction of the related debt liability rather than as an asset. The Company early adopted this amendment, which required retrospective application, during the second quarter of 2015. The adoption of this guidance resulted in the reclassification of debt issuance costs of $8,243 from “Other assets” to “Long-term debt” in our consolidated balance sheet as of December 28, 2014. See Note 12 for more information.

In April 2014, the FASB issued an amendment that modifies the criteria for reporting a discontinued operation. The amendment changes the definition of a discontinued operation including the implementation guidance and requires expanded disclosures. The Company adopted this amendment, prospectively, during the first quarter of 2015.

New Accounting Standards

In February 2016, the FASB issued a new standard on leases. The new standard requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The amendment is effective commencing with our 2019 fiscal year and requires enhanced disclosures. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In January 2016, the FASB issued an amendment that revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The amendment is effective commencing with our 2018 fiscal year and requires enhanced disclosures. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In September 2015, the FASB issued an amendment that requires an acquirer to recognize adjustments to provisional amounts during the measurement period, in the period such adjustments are identified, rather than retrospectively adjusting previously reported amounts. The Company does not expect the amendment, which is effective commencing with our 2016 fiscal year, to have a material impact on our consolidated financial statements.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(2) Discontinued Operations

Sale of the Bakery

On May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in the Bakery to East Balt US, LLC (the “Buyer”) for $78,500 in cash (subject to customary purchase price adjustments). The Company also assigned certain capital leases for transportation equipment to the Buyer but retained the related obligation. Pursuant to the sale agreement, the Company was obligated to continue to provide health insurance benefits to the Bakery’s employees at the Company’s expense through December 31, 2015. The Company recorded a pre-tax gain on the disposal of the Bakery of $25,529 during the year ended January 3, 2016, which included transaction closing costs and a reduction of goodwill. The Company recognized income tax expense associated with the gain on disposal of $14,860 during the year ended January 3, 2016, which included the impact of the disposal of non-deductible goodwill.

In conjunction with the Bakery sale, Wendy’s entered into a transition services agreement with the Buyer, pursuant to which Wendy’s will provide certain continuing corporate and shared services to the Buyer through March 31, 2016 for no additional consideration. A purchasing cooperative, Quality Supply Chain Co-op, Inc., established by Wendy’s and its franchisees, agreed to continue to source sandwich buns from the Bakery, for a specified time period following the sale of the Bakery. As a result, Wendy’s paid the Buyer $8,358 for the purchase of sandwich buns during the period from June 1, 2015 through January 3, 2016, which has been recorded to “Cost of sales.”

Information related to the Bakery has been reflected in the accompanying consolidated financial statements as follows:

•
Balance sheets - As a result of our sale of the Bakery on May 31, 2015, there are no remaining Bakery assets and liabilities. The Bakery’s assets and liabilities as of December 28, 2014 have been presented as discontinued operations.

•
Statements of operations - The Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 and the years ended December 28, 2014 and December 29, 2013 have been presented as discontinued operations. In addition, the gain on disposal of the Bakery has been included in “Net income (loss) from discontinued operations” for the year ended January 3, 2016.

•
Statements of cash flows - The Bakery’s cash flows prior to its sale (for the period from December 29, 2014 through May 31, 2015 and for the years ended December 28, 2014 and December 29, 2013) have been included in, and not separately reported from, our consolidated cash flows. The consolidated statement of cash flows for the year ended January 3, 2016 also includes the effects of the sale of the Bakery.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table presents the Bakery’s results of operations and the gain on disposal which have been included in discontinued operations:

	Year Ended
	2015	2014	2013
Revenues (a)	$25,885	$62,561	$63,741
Cost of sales (b)	(7,543)	(45,710)	(58,809)
	18,342	16,851	4,932
General and administrative	(1,093)	(2,525)	(2,248)
Depreciation and amortization (c)	(2,297)	(5,471)	(6,968)
Other expense, net (d)	(19)	(126)	(256)
Income (loss) from discontinued operations before income taxes	14,933	8,729	(4,540)
(Provision for) benefit from income taxes	(4,439)	(3,719)	1,903
Income (loss) from discontinued operations, net of income taxes	10,494	5,010	(2,637)
Gain on disposal of discontinued operations before income taxes	25,529	—	—
Provision for income taxes on gain on disposal	(14,860)	—	—
Gain on disposal of discontinued operations, net of income taxes	10,669	—	—
Net income (loss) from discontinued operations	$21,163	$5,010	$(2,637)
_______________

(a)	Includes sales of sandwich buns and related products previously reported in “Sales” as well as rental income.

(b)
The year ended January 3, 2016 includes employee separation-related costs of $791 as a result of the sale of the Bakery. In addition, includes a $13,500 charge to cost of sales during the year ended December 29, 2013 resulting from the Bakery’s withdrawal from a multiemployer pension plan and the subsequent reversal during the year ended January 3, 2016 of $12,486. See Note 19 for further discussion.

(c)	Included in “Depreciation and amortization” in our consolidated statements of cash flows for the periods presented.

(d)
Includes net gains on sales of other assets.  During 2015, 2014 and 2013, the Bakery received cash proceeds of $50, $52 and $114, respectively, resulting in net gains on sales of other assets of $32, $69 and $96, respectively.

The Bakery’s capital expenditures were $2,693, $2,613 and $3,106 for the years ended January 3, 2016, December 28, 2014 and December 29, 2013, respectively, which are included in “Capital expenditures” in our consolidated statements of cash flows.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes the gain on the disposal of our Bakery, which has been included in discontinued operations:

Year Ended
2015
Proceeds from sale of the Bakery (a)	$78,408
Net working capital (b)	(5,655)
Net properties sold (c)	(30,664)
Goodwill allocated to the sale of the Bakery	(12,067)
Other (d)	(2,684)
27,338
Post-closing adjustments on the sale of the Bakery	(1,809)
25,529
Provision for income taxes (e)	(14,860)
Gain on disposal of discontinued operations, net of income taxes	$10,669
_______________

(a)	Represents net proceeds received, which includes the purchase price of $78,500 less transaction closing costs paid directly by the Buyer on the Company’s behalf.

(b)	Primarily represents accounts receivable, inventory, prepaid expenses and accounts payable.

(c)	Net properties sold consisted primarily of buildings, equipment and capital leases for transportation equipment.

(d)
Primarily includes the recognition of the Company’s obligation, pursuant to the sale agreement, to provide health insurance benefits to the Bakery’s employees through December 31, 2015 of $1,993 and transaction closing costs paid directly by the Company.

(e)	Includes the impact of non-deductible goodwill disposed of as a result of the sale.

Sale of Arby’s

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s, its then wholly-owned subsidiary, to ARG IH Corporation (“ARG”), a wholly-owned subsidiary of ARG Holding Corporation (“ARG Parent”), for $130,000 in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of ARG Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s) with a fair value of $19,000. ARG and ARG Parent were formed for purposes of this transaction. ARG also assumed approximately $190,000 of Arby’s debt, consisting primarily of capital lease and sale-leaseback obligations.

Information related to Arby’s has been reflected in the accompanying consolidated financial statements as follows:

•	Balance sheets - As a result of our sale of Arby’s on July 4, 2011, there are no remaining Arby’s assets and liabilities for the periods presented.

•
Statements of operations - Net loss from discontinued operations for the year ended December 29, 2013 includes certain post-closing Arby’s related transactions of $266, which is comprised of losses from discontinued operations before income taxes of $425 offset by a benefit from income taxes of $159.

•	Statements of cash flows - The statement of cash flows for the year ended December 29, 2013 includes the effect of certain post-closing Arby’s related transactions.

(3) System Optimization Gains, Net

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from company-owned restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as helping

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

to facilitate franchisee-to-franchisee restaurant transfers. In February 2015, the Company announced plans to sell approximately 540 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the end of 2016. During 2015, 2014 and 2013, the Company completed the sale of 327, 255 and 244 company-owned restaurants to franchisees, respectively, which included the sale of all of its company-owned restaurants in Canada. In addition, during 2015 the Company helped facilitate the transfer of 71 restaurants between franchisees. The Company expects to complete its plan to reduce its company-owned restaurant ownership to approximately 5% with the sale of approximately 315 restaurants during 2016, of which 99 restaurants were classified as held for sale as of January 3, 2016.

Gains and losses recognized on dispositions are recorded to “System optimization gains, net” in our consolidated statements of operations. Costs related to our system optimization initiative are recorded to “Reorganization and realignment costs,” and include severance and employee related costs, professional fees and other associated costs, which are further described in Note 5.

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Year Ended
	2015	2014 (a) (b)	2013 (a)
Number of restaurants sold to franchisees	327	237	244

Proceeds from sales of restaurants	$193,860	$128,292	$130,154
Net assets sold (c)	(86,493)	(53,043)	(60,895)
Goodwill related to sales of restaurants	(29,970)	(18,032)	(20,578)
Net (unfavorable) favorable leases (d)	(846)	34,335	(57)
Other (e)	(5,499)	(5,692)	(1,957)
	71,052	85,860	46,667
Post-closing adjustments on sales of restaurants (f)	1,285	(1,280)	—
Gain on sales of restaurants, net	72,337	84,580	46,667

Gain on sales of other assets, net (g)	1,672	5,089	4,609
System optimization gains, net	$74,009	$89,669	$51,276
_______________

(a)
Reclassifications have been made to the prior year presentation to include sales of restaurants previously reported in “Other operating expense, net” to conform to the current year presentation. Reclassifications have also been made to reflect the Bakery’s gain on sales of other assets as discontinued operations. See Note 1 for further details.

(b)
In addition, during 2014 Wendy’s acquired and immediately sold 18 restaurants to a franchisee for cash proceeds of $15,779 and recognized a gain on sale of $1,841. No goodwill was recognized on this acquisition and as a result no goodwill was allocated to the sale. See Note 4 for further details.

(c)	Net assets sold consisted primarily of cash, inventory and equipment.

(d)
During 2015, 2014 and 2013, the Company recorded favorable lease assets of $34,437, $63,120 and $37,749, respectively, and unfavorable lease liabilities of $35,283, $28,785 and $37,806, respectively, as a result of leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with sales of restaurants.

(e)
2015 includes a deferred gain of $4,568 on the sale of 17 restaurants to franchisees during 2015 as a result of certain contingencies related to the extension of lease terms. 2014 includes a deferred gain of $1,995 (C$2,300) on the sale of eight Canadian restaurants to a franchisee as a result of Wendy’s providing a guarantee to a lender on behalf of the franchisee. See Note 21 for further information on the guarantee.

(f)
During 2015, notes receivable from franchisees received in connection with sales of restaurants in 2014 were repaid and as a result, we recognized the related gain on the sales of restaurants of $4,492.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(g)
During 2015, 2014 and 2013, Wendy’s received cash proceeds of $10,478, $17,263 and $18,844, respectively, primarily from the sale of surplus properties as well as from the sale of a company-owned aircraft during 2014 and franchisees exercising options to purchase previously leased properties in 2013.

Assets Held for Sale

	January 3, 2016	December 28, 2014 (a)
Number of restaurants classified as held for sale	99	106
Net restaurant assets held for sale (b)	$50,262	$25,266

Other assets held for sale (b)	$7,124	$13,469
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

Subsequent to January 3, 2016, the Company completed the sale of certain assets used in the operation of 17 Wendy’s company-owned restaurants for cash proceeds of approximately $7,900, subject to customary purchase price adjustments.

(4) Acquisitions

The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for acquisitions of franchised restaurants:

	Year Ended
	2015	2014
Restaurants acquired from franchisees	4	27

Total consideration paid, net of cash received	$1,232	$27,630
Identifiable assets acquired and liabilities assumed:
Properties	1,303	9,498
Acquired franchise rights	760	6,650
Other assets	—	941
Capital leases obligations	(438)	—
Unfavorable leases	(440)	—
Other liabilities	(80)	(565)
Total identifiable net assets	1,105	16,524
	127	11,106
Gain on acquisition of restaurants (a)	—	349
Post-closing adjustments (b)	(1,535)	—
Goodwill	$(1,408)	$11,455
_______________

(a)
The fair value of the assets acquired in connection with the acquisition of three franchised restaurants during 2014 exceeded the total consideration resulting in a gain, which was included in “Other operating expense, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b) Post-closing adjustments in 2015 primarily represent an adjustment to the fair value of franchise rights acquired in connection with the acquisition of franchised restaurants during 2014.

During the fourth quarter of 2014, Wendy’s also acquired 18 restaurants for total net cash consideration of $26,324, which were immediately sold to a franchisee. As a result, no intangible assets or goodwill were recognized on this acquisition. The Company retained the land, building and leasehold improvements of $10,359, which have been leased to the franchisee.

In addition, during the year ended December 29, 2013, Wendy’s acquired one franchised restaurant; such transaction was not significant. See Note 8 for discussion of the step-acquisition of our investment in a joint venture in Japan.

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Year Ended
	2015	2014	2013
G&A realignment	$10,342	$12,926	$—
System optimization initiative	11,568	18,977	31,062
Facilities relocation and other transition costs	—	—	4,574
Breakfast discontinuation	—	—	1,118
Arby’s transaction related costs	—	—	263
Reorganization and realignment costs	$21,910	$31,903	$37,017

G&A Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. The Company recognized costs totaling $10,342 during 2015 and $23,268 in aggregate since inception. The Company expects to incur additional costs aggregating approximately $1,900 during 2016, comprised primarily of recruitment and relocation costs for the reinvestment in resources to drive long-term growth.

The following is a summary of the activity recorded as a result of our G&A realignment plan:

	Year Ended		Total Incurred Since Inception
	2015	2014
Severance and related employee costs	$3,011	$11,917	$14,928
Recruitment and relocation costs	1,658	209	1,867
Other	49	88	137
	4,718	12,214	16,932
Share-based compensation (a)	5,624	712	6,336
Total G&A realignment	$10,342	$12,926	$23,268
_______________

(a)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our G&A realignment plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The tables below present a rollforward of our accruals for our G&A realignment plan, which are included in “Accrued expenses and other current liabilities” and “Other liabilities.”

	Balance December 28, 2014	Charges	Payments	Balance January 3, 2016
Severance and related employee costs	$11,609	$3,011	$(11,189)	$3,431
Recruitment and relocation costs	149	1,658	(1,663)	144
Other	5	49	(54)	—
	$11,763	$4,718	$(12,906)	$3,575

	Balance December 29, 2013	Charges	Payments	Balance December 28, 2014
Severance and related employee costs	$—	$11,917	$(308)	$11,609
Recruitment and relocation costs	—	209	(60)	149
Other	—	88	(83)	5
	$—	$12,214	$(451)	$11,763

System Optimization Initiative

The Company has recognized costs related to its system optimization initiative which includes a shift from company-owned restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as helping to facilitate franchisee-to-franchisee restaurant transfers. The Company expects to incur additional costs of approximately $8,600 during 2016, which are primarily comprised of professional fees of approximately $7,000 and accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that will be sold to franchisees of approximately $1,600.

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Year Ended			Total Incurred Since Inception
	2015	2014	2013
Severance and related employee costs	$894	$7,608	$9,650	$18,152
Professional fees	3,360	3,424	2,389	9,173
Other	930	3,678	863	5,471
	5,184	14,710	12,902	32,796
Accelerated depreciation and amortization (a)	6,384	507	16,907	23,798
Share-based compensation (b)	—	3,760	1,253	5,013
Total system optimization initiative	$11,568	$18,977	$31,062	$61,607
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

	Balance December 28, 2014	Charges	Payments	Balance January 3, 2016
Severance and related employee costs	$2,235	$894	$(3,052)	$77
Professional fees	146	3,360	(2,798)	708
Other	423	930	(1,263)	90
	$2,804	$5,184	$(7,113)	$875

	Balance December 29, 2013	Charges	Payments	Balance December 28, 2014
Severance and related employee costs	$7,051	$7,608	$(12,424)	$2,235
Professional fees	137	3,424	(3,415)	146
Other	260	3,678	(3,515)	423
	$7,448	$14,710	$(19,354)	$2,804

Facilities Relocation and Other Transition Costs

During 2012, the Company substantially completed the relocation of the Company’s Atlanta restaurant support center to Ohio. The Company did not incur any expenses during 2015 or 2014 and does not expect to incur additional costs related to the relocation.

	Year Ended	Total Incurred Since Inception
	2013
Severance, retention and other payroll costs	$1,856	$17,153
Relocation costs	1,898	7,120
Atlanta facility closure costs	337	4,878
Consulting and professional fees	128	5,056
Other	355	2,495
	4,574	36,702
Accelerated depreciation expense	—	2,118
Share-based compensation	—	271
Total	$4,574	$39,091

As of January 3, 2016, our accruals for facilities relocation and other transition costs, which are included in “Accrued expenses and other current liabilities” and “Other liabilities,” totaled $1,863 and related to Atlanta facility closure costs.

Breakfast Discontinuation

During 2013, the Company reflected costs totaling $1,118, resulting from the discontinuation of the breakfast daypart at certain restaurants. Costs during 2013 primarily consisted of the remaining carrying value of breakfast related equipment no longer being used.

Arby’s Transaction Related Costs

As a result of the sale of Arby’s in July 2011, we expensed costs related to the Arby’s transaction during 2013 of $263 and $41,919 since inception. The Company did not incur any expenses during 2015 or 2014 and does not expect to incur additional costs related to the transaction.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(6) Income (Loss) Per Share

Basic income (loss) per share for 2015, 2014 and 2013 was computed by dividing income (loss) amounts attributable to The Wendy’s Company by the weighted average number of common shares outstanding. Income (loss) amounts attributable to The Wendy’s Company used to calculate basic and diluted income (loss) per share were as follows:

	Year Ended
	2015	2014	2013
Amounts attributable to The Wendy’s Company:
Income from continuing operations	$139,979	$116,424	$48,390
Net income (loss) from discontinued operations	21,163	5,010	(2,903)
Net income	$161,142	$121,434	$45,487

The weighted average number of shares used to calculate basic and diluted income (loss) per share were as follows:

	Year Ended
	2015	2014	2013
Common stock:
Weighted average basic shares outstanding	323,018	370,160	392,585
Dilutive effect of stock options and restricted shares	5,707	6,022	6,095
Weighted average diluted shares outstanding	328,725	376,182	398,680

Diluted income per share was computed by dividing income attributable to The Wendy’s Company by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 2,323, 4,946 and 10,823 for 2015, 2014 and 2013, respectively, from our diluted income per share calculation as they would have had anti-dilutive effects.

(7) Cash and Receivables

	Year End
	2015	2014
Cash and cash equivalents
Cash	$281,877	$205,662
Cash equivalents	45,339	61,450
	$327,216	$267,112

Restricted cash equivalents
Current (a)
Collateral supporting letters of credit	$13,210	$16,843
Accounts held by trustee for the securitized financing facility	29,327	—
Trust for termination costs for former Wendy’s executives	168	168
Other	164	160
	$42,869	$17,171

Non-current (b)
Trust for termination costs for former Wendy’s executives	$1,191	$2,068
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)	Included in “Prepaid expenses and other current assets.”

(b)	Included in “Other assets.”

	Year End
	2015	2014
Accounts and Notes Receivable
Current
Accounts receivable:
Franchisees	$71,158	$46,433
Other (a)	34,828	19,970
	105,986	66,403
Notes receivable from franchisees (b) (c)	2,356	4,151
	108,342	70,554
Allowance for doubtful accounts	(3,488)	(2,343)
	$104,854	$68,211

Non-Current (d)
Notes receivable from franchisees (b)	$5,158	$4,931
Allowance for doubtful accounts	(257)	(246)
	$4,901	$4,685
_______________

(a)	Includes income tax refund receivables of $23,508 and $8,431 as of January 3, 2016 and December 28, 2014, respectively. See Note 14 for further information.

(b)
Includes notes receivable from franchisees received in connection with the sale of company-owned restaurants during 2014, of which $83 and $3,520 are included in current notes receivable and $331 and $414 are included in non-current notes receivable as of January 3, 2016 and December 28, 2014, respectively. See Note 3 for further information.

Also includes notes receivable from a franchisee in connection with the termination of our investment in a joint venture in Japan, of which $701 and $266 are included in current notes receivable and $2,212 and $2,179 of non-current notes receivable as of January 3, 2016 and December 28, 2014, respectively. See Note 8 for further information.

Non-current notes receivable, as of January 3, 2016, include a note receivable from the Brazil JV of $1,700. See Note 8 for further information.

(c)	Includes the current portion of direct financing lease receivables of $25 and $193 as of January 3, 2016 and December 28, 2014, respectively. See Note 20 for further information.

(d)	Included in “Other assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is an analysis of the allowance for doubtful accounts:

	Year End
	2015	2014	2013
Balance at beginning of year:
Current	$2,343	$3,310	$5,740
Non-current	246	256	2,881
Provision for doubtful accounts:
Franchisees and other	979	(925)	(320)
Uncollectible accounts written off, net of recoveries	177	(52)	(4,735)
Balance at end of year:
Current	3,488	2,343	3,310
Non-current	257	246	256
Total	$3,745	$2,589	$3,566

(8) Investments

The following is a summary of the carrying value of our investments:

	Year End
	2015	2014
Equity investments	$55,541	$69,790
Cost investments	2,828	4,264
	$58,369	$74,054

Equity Investments

Wendy’s has a 50% share in the TimWen joint venture and a 20% share in the Brazil JV, both of which are accounted for using the equity method of accounting, under which our results of operations include our share of the income (loss) of the investees in “Other operating expense, net.”

A wholly-owned subsidiary of Wendy’s entered into the Brazil JV during the second quarter of 2015 for the operation of Wendy’s restaurants in Brazil.  Wendy’s, Starbord International Holdings B.V. and Infinity Holding E Participações Ltda. contributed $1, $2 and $2, respectively, each receiving proportionate equity interests of 20%, 40% and 40%, respectively.  The Company did not receive any distributions and our share of the Brazil JV’s net losses was $88 during the year ended January 3, 2016. The wholly-owned subsidiary of Wendy’s also agreed to lend the Brazil JV an aggregate amount up to, but not to exceed, $8,000.  The loan is denominated in U.S. Dollars, which is also the functional currency of the subsidiary; therefore, there is no exposure to changes in foreign currency rates. During 2015, the Company loaned the Brazil JV $1,700, which is due October 20, 2020 and bears interest at 6.5% per year. See Note 7 for further discussion.

The carrying value of our investment in TimWen exceeded our interest in the underlying equity of the joint venture by $32,513 and $41,213 as of January 3, 2016 and December 28, 2014, respectively, primarily due to purchase price adjustments from the Wendy’s merger.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is activity related to our portion of TimWen and the Brazil JV included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended January 3, 2016, December 28, 2014 and December 29, 2013.

	Year Ended
	2015	2014	2013
Balance at beginning of period	$69,790	$79,810	$89,370

Initial investment	108	—	—
Equity in earnings for the period	11,533	12,802	13,793
Amortization of purchase price adjustments (a)	(2,328)	(2,626)	(2,981)
	9,313	10,176	10,812
Distributions received	(12,451)	(13,896)	(14,116)
Foreign currency translation adjustment included in “Other comprehensive (loss) income, net”	(11,111)	(6,300)	(6,256)
Balance at end of period	$55,541	$69,790	$79,810
_______________

(a)	Based upon an average original aggregate life of 21 years.

Presented below is a summary of the financial information of TimWen and the Brazil JV, including the balance sheets as of January 3, 2016 and December 28, 2014 and certain income statement information for the years ended January 3, 2016, December 28, 2014 and December 29, 2013. The summary balance sheet financial information does not distinguish between current and long-term assets and liabilities.

	Year End
	2015	2014
Balance sheet information:
Properties	$45,642	$56,952
Cash and cash equivalents	3,756	3,588
Accounts receivable	3,365	2,663
Other	2,261	2,105
	$55,024	$65,308

Accounts payable and accrued liabilities	$2,489	$1,995
Debt	1,700	—
Other liabilities	4,698	6,158
Partners’ equity	46,137	57,155
	$55,024	$65,308

	Year Ended
	2015	2014	2013
Income statement information:
Revenues	$33,215	$36,604	$38,751
Income before income taxes	22,610	25,604	27,586
Net income	22,822	25,604	27,586

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Joint Venture in Japan

A wholly-owned subsidiary of Wendy’s entered into a joint venture for the operation of Wendy’s restaurants in Japan (the “Japan JV”) with Ernest M. Higa and Higa Industries, Ltd., a corporation organized under the laws of Japan (collectively, the “Higa Partners”) during the second quarter of 2011. Through the first quarter of 2013 as further described below, our 49% share of the Japan JV was accounted for as an equity method investment. Our share of the Japan JV’s net loss of $1,090 during the year ended December 29, 2013 is included in “Other operating expense, net” in our consolidated statements of operations.

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

Indirect Investment in Arby’s

In connection with the sale of Arby’s, Wendy’s Restaurants obtained an 18.5% equity interest in ARG Holding Corporation (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s) with a fair value of $19,000. See Note 2 for more information on the sale of Arby’s. We account for our interest in Arby’s as a cost method investment. During 2015, we received a dividend of $54,911 from our investment in Arby’s, which was recognized in “Investment income, net.” During 2013, we received a dividend of $40,145, of which $21,145 was recognized in “Investment income, net,” with the remainder recorded as a reduction to the carrying value of our investment in Arby’s.

Sale of Investment in Jurlique International Pty Ltd.

On February 2, 2012, Jurl Holdings, LLC (“Jurl”), a 99.7% owned subsidiary completed the sale of our investment in Jurlique International Pty Ltd. (“Jurlique”), an Australian manufacturer of skin care products, for which we received proceeds of $27,287, net of the amount held in escrow. During the year ended December 29, 2013, we collected $1,166 of the escrow. We also determined that $799 of the remaining escrow would not be received and recorded the reduction of our escrow receivable to “Investment income, net.” During the year ended December 28, 2014, we received a final escrow payment of $1,154 resulting in a gain of $199 which was recognized in “Investment income, net.” As a result of this sale and distributions to the minority shareholders, there are no remaining noncontrolling interests in this consolidated subsidiary.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(9) Properties

	Year End
	2015	2014
Owned:
Land	$379,982	$383,356
Buildings and improvements	508,186	490,762
Office, restaurant and transportation equipment	308,274	384,660
Leasehold improvements	371,734	365,441
Leased:
Capital leases (a)	65,873	39,762
	1,634,049	1,663,981
Accumulated depreciation and amortization (b)	(406,105)	(422,811)
	$1,227,944	$1,241,170
_______________

(a)	These assets principally include buildings and improvements.

(b)	Includes $9,827 and $9,798 of accumulated amortization related to capital leases at January 3, 2016 and December 28, 2014, respectively.

In connection with the reimaging of restaurants as part of our Image Activation program, we recorded $8,607 and $19,353 of accelerated depreciation and amortization during the years ended January 3, 2016 and December 28, 2014, respectively, on certain long-lived assets to reflect their use over shortened estimated useful lives.

(10) Goodwill and Other Intangible Assets

Goodwill activity for 2015 and 2014 was as follows:

	Year End
	2015	2014

Balance at beginning of year	$822,562	$842,544
Sale of the Bakery	(12,067)	—
Restaurant dispositions (a)	(32,942)	(27,571)
Restaurant acquisitions (b)	(1,408)	11,455
Currency translation adjustment and other, net	(5,364)	(3,866)
Balance at end of year	$770,781	$822,562
_______________

(a)
During 2015 and 2014, in connection with the Company’s plan to sell company-owned restaurants as part of its ongoing system optimization initiative, goodwill of $32,942 and $11,574, respectively, was reclassified to assets held for sale, of which $20,431 and $2,035, respectively, was disposed of as a result of the sale of company-owned restaurants. See Note 3 for further information.

(b)
Restaurant acquisitions in 2015 primarily represents an adjustment to the fair value of franchise rights acquired in connection with the acquisition of franchised restaurants during 2014. See Note 4 for further information.

During the fourth quarter of 2013, step one of our annual goodwill impairment test indicated that our international franchise restaurants reporting unit was impaired as its carrying amount exceeded its fair value. The fair value of our international franchise

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

reporting unit was based on the income approach, which was determined based on the present value of the anticipated cash flows associated with the reporting unit. The decline in the fair value of the international franchise restaurants reporting unit resulted from lower than anticipated current and future operating results including lower projected growth rates and profitability levels than previously anticipated. Step two of our process resulted in an impairment charge of $9,397, which represented the total amount of goodwill recorded for our international franchise restaurants reporting unit. We concluded in 2015, 2014 and 2013 that our remaining goodwill related to our North America company-owned and franchise restaurants reporting unit was not impaired.

The following is a summary of the components of other intangible assets and the related amortization expense:

	Year End 2015			Year End 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$903,000	$—	$903,000	$903,000	$—	$903,000
Definite-lived:
Franchise agreements	347,970	(120,298)	227,672	350,802	(104,596)	246,206
Favorable leases	209,523	(50,750)	158,773	192,854	(43,231)	149,623
Reacquired rights under franchise agreements	8,753	(6,503)	2,250	8,685	(1,109)	7,576
Software	97,590	(49,698)	47,892	84,974	(40,072)	44,902
	$1,566,836	$(227,249)	$1,339,587	$1,540,315	$(189,008)	$1,351,307

Aggregate amortization expense:
Actual for fiscal year (a):
2013	$55,482
2014	42,274
2015	54,686
Estimate for fiscal year:
2016	$44,180
2017	41,090
2018	37,758
2019	32,708
2020	30,270
Thereafter	250,581
_______________

(a)
Includes impairment charges on other intangible assets of $3,656, $3,610, $2,470 during 2015, 2014 and 2013, respectively. See Note 17 for more information on impairment of our long-lived assets. Also includes accelerated amortization on previously acquired franchise rights in territories that will be or have been sold as a part of our system optimization initiative of $6,384, $474 and $16,907 during 2015, 2014 and 2013, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(11) Accrued Expenses and Other Current Liabilities

	Year End
	2015	2014
Accrued compensation and related benefits	$60,566	$41,260
Accrued taxes	19,925	23,471
Other	43,913	61,149
	$124,404	$125,880

(12) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	2015	2014
Series 2015-1 Class A-2 Notes:
Series 2015-1 Class A-2-I Notes (a)	$872,813	$—
Series 2015-1 Class A-2-II Notes (a)	897,750	—
Series 2015-1 Class A-2-III Notes (a)	498,750	—
Term A Loans, repaid in June 2015 (a)	—	541,733
Term B Loans, repaid in June 2015 (a)	—	759,758
7% debentures, due in 2025 (b)	87,057	85,853
Capital lease obligations, due through 2045	109,173	59,073
Unamortized debt issuance costs (c)	(39,430)	(8,243)
	2,426,113	1,438,174
Less amounts payable within one year	(23,290)	(53,202)
Total long-term debt	$2,402,823	$1,384,972

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, as of January 3, 2016 were as follows:

Fiscal Year
2016	$23,290
2017	23,408
2018	24,555
2019	862,944
2020	16,182
Thereafter	1,528,107
$2,478,486
_______________

(a)
On June 1, 2015, Wendy’s Funding, LLC (“Wendy’s Funding” or the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.371% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $875,000, Series 2015-1 4.080% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”) with an initial principal amount of $900,000 and the Series 2015-1 4.497% Fixed Rate Senior Secured Notes, Class A-2-III, (the “Class A-2-III Notes”) with an initial principal amount of $500,000

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(collectively, the “Series 2015-1 Class A-2 Notes”). In addition, the Master Issuer entered into a revolving financing facility of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2015-1 Class A-1 Notes” and, together with the Series 2015-1 Class A-2 Notes, the “Series 2015-1 Senior Notes”), which allows for the drawing of up to $150,000 under the Series 2015-1 Class A-1 Notes, which include certain credit instruments, including a letter of credit facility. The Series 2015-1 Class A-1 Notes were issued under the Indenture and allow for drawings on a revolving basis. During the third quarter of 2015, the Company borrowed and repaid $19,000 under the Series 2015-1 Class A-1 Notes.

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

The Series 2015-1 Class A-1 Notes will accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Series 2015-1 Class A-1 note agreement. There is a commitment fee on the unused portion of the Series 2015-1 Class A-1 Notes which ranges from 0.50% to 0.85% based on utilization. It is anticipated that the principal and interest on the Series 2015-1 Class A-1 Notes will be repaid in full on or prior to June 2020, subject to two additional one-year extensions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the Series 2015-1 Class A-1 Notes equal to 5.0% per year. As of January 3, 2016, $23,002 of letters of credit were outstanding against the Series 2015-1 Class A-1 Notes, which relate primarily to interest reserves required under the Indenture.

During the year ended January 3, 2016, the Company incurred debt issuance costs of $43,817 in connection with the issuance of the Series 2015-1 Senior Notes. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Series 2015-1 Senior Notes utilizing the effective interest rate method. As of January 3, 2016, the effective interest rates, including the amortization of debt issuance costs, were 3.790%, 4.339% and 4.681% for the Class A-2-I Notes, Class A-2-II Notes and Class A-2-III Notes, respectively.

The Series 2015-1 Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Series 2015-1 Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Series 2015-1 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Series 2015-1 Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Series 2015-1 Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Series 2015-1 Class A-2 Notes on the applicable scheduled maturity date. The Series 2015-1 Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Series 2015-1 Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. The Company was in compliance with these covenants as of January 3, 2016.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the noteholders, and are restricted in their use. As of January 3, 2016, Wendy’s Funding had restricted cash of $29,327, which primarily represented cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Series 2015-1 Class A-2 Notes.

The proceeds from the issuance of the Series 2015-1 Class A-2 Notes, were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s May 16, 2013 Restated Credit Agreement amended on September 24, 2013 (the “2013 Restated Credit Agreement”). In connection with the repayment of the Term A Loans and Term B Loans, Wendy’s terminated the related interest rate swaps with notional amounts totaling $350,000 and $100,000, respectively, which had been designated as cash flow hedges. See Note 13 for more information on the interest rate swaps. As a result, the Company recorded a loss on early extinguishment of debt of $7,295 during the second quarter of 2015, primarily consisting of the write-off of deferred costs related to the 2013 Restated Credit Agreement of $7,233 and fees paid to terminate the related interest rate swaps of $62.

During the second quarter of 2013, Wendy’s incurred a loss on the early extinguishment of debt of $21,019 as a result of refinancing its Credit Agreement dated May 15, 2012 (the “2012 Credit Agreement”) on May 16, 2013. The proceeds from the May 16, 2013 Restated Credit Agreement Term A Loans were used to refinance a portion of the existing Term B Loans. The loss on early extinguishment of debt consisted of the write-off of the unaccreted discount on Term B Loans and the deferred costs associated with the 2012 Credit Agreement, as illustrated in the table below.

On September 24, 2013, Wendy’s entered into an amendment to its May 16, 2013 Restated Credit Agreement to borrow an aggregate principal amount of up to $225,000 of additional Term A Loans. On October 24, 2013, Wendy’s borrowed $225,000 of additional Term A Loans. Proceeds from the additional Term A Loans, plus cash on hand, were used to redeem all amounts outstanding on the aggregate principal amount of the Wendy’s 6.20% Senior Notes due in 2014 (the “6.20% Senior Notes”) at a price equal to 103.8%, as defined in the 6.20% Senior Notes and accrued and unpaid interest to the redemption date. In connection with the redemption of the 6.20% Senior Notes, Wendy’s terminated the related interest rate swaps with notional amounts totaling $225,000 which had been designated as fair value hedges. As a result, Wendy’s recognized a loss on the early extinguishment of debt of $7,544 during the fourth quarter of 2013 which consisted of (1) a premium payment, as defined in the 6.20% Senior Notes, (2) the remaining fair value adjustment previously recorded in connection with the Wendy’s merger, partially offset by (3) a benefit from the cumulative effect of our fair value hedges, as illustrated in the table below.

As a result of the refinancings described above, the Company incurred losses on the early extinguishment of debt as follows:

Year End
2013
Unaccreted discount on Term B Loans	$9,561
Deferred costs associated with the 2012 Credit Agreement	11,458
Unaccreted fair value adjustment associated with the 6.20% Senior Notes	3,168
Benefit from cumulative effect of the fair value hedges	(4,063)
Premium payment to redeem the 6.20% Senior Notes	8,439
Loss on early extinguishment of debt	$28,563

(b)
Wendy’s 7% debentures are unsecured and were reduced to fair value in connection with the Wendy’s merger based on their outstanding principal of $100,000 and an effective interest rate of 8.6%. The fair value adjustment is being accreted and the related charge included in “Interest expense” until the debentures mature. These debentures contain covenants that restrict the incurrence of indebtedness secured by liens and certain capitalized lease transactions. Wendy’s was in compliance with these covenants as of January 3, 2016.

(c)
During the second quarter of 2015, the Company early adopted an amendment requiring debt issuance costs to be presented in the balance sheet as a direct reduction of the related debt liability rather than as an asset. The adoption of this guidance resulted in the reclassification of debt issuance costs of $8,243 from “Other assets” to “Long-term debt” in our consolidated balance sheet as of December 28, 2014. See Note 1 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. Neither the Company, nor Wendy’s, is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations. The full amount of the line was available under this line of credit as of January 3, 2016.

At January 3, 2016, one of Wendy’s Canadian subsidiaries had a revolving credit facility of C$6,000 which bears interest at the Bank of Montreal Prime Rate. The debt is guaranteed by Wendy’s. The full amount of the line was available under this line of credit as of January 3, 2016.

The following is a summary of the Company’s assets pledged as collateral for certain debt:

Year End
2015
Cash and cash equivalents	$43,535
Accounts and notes receivable (including long-term)	45,545
Inventories	2,758
Properties	140,157
Other intangible assets	1,126,859
Restricted cash and other assets (including long-term)	29,425
$1,388,279

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	January 3, 2016		December 28, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$45,339	$45,339	$61,450	$61,450	Level 1
Non-current cost method investments (a)	2,828	249,870	4,264	147,760	Level 3

Financial liabilities
Series 2015-1 Class A-2-I Notes (b)	872,813	849,106	—	—	Level 2
Series 2015-1 Class A-2-II Notes (b)	897,750	879,795	—	—	Level 2
Series 2015-1 Class A-2-III Notes (b)	498,750	484,648	—	—	Level 2
Term A Loans, repaid in June 2015 (b)	—	—	541,733	540,717	Level 2
Term B Loans, repaid in June 2015 (b)	—	—	759,758	752,160	Level 2
7% debentures, due in 2025 (b)	87,057	100,500	85,853	104,250	Level 2
Cash flow hedges (c)	—	—	3,343	3,343	Level 2
Guarantees of franchisee loan obligations (d)	851	851	968	968	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s is based on applying a multiple to Arby’s adjusted earnings before income taxes, depreciation and amortization per its current unaudited financial information. The carrying value of our indirect investment in Arby’s was reduced to zero during 2013 in connection with the receipt of a dividend. See Note 8 for more information. The fair values of our remaining investments are not significant and are based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Our derivative instruments for the periods presented included seven forward starting interest rate swaps designated as cash flow hedges to change the floating rate interest payments associated with $350,000 and $100,000 in borrowings under the Term A Loans and Term B Loans, respectively, to fixed rate interest payments beginning June 30, 2015 and maturing on December 31, 2017. In May 2015, the Company terminated these interest rate swaps and paid $7,275, which was recorded against the derivative liability. In addition, the Company incurred $62 in fees to terminate the interest rate swaps which was included in “Loss on early extinguishment of debt.” See Note 12 for further information. The unrealized loss on the cash flow hedges at termination of $7,275 is being reclassified on a straight-line basis from “Accumulated other comprehensive loss” to “Interest expense” beginning June 30, 2015, the original effective date of the interest rate swaps through December 31, 2017, the original maturity date of the interest rate swaps. As a result, the year ended January 3, 2016 includes the reclassification of unrealized losses on the cash flow hedges of $1,487 from “Accumulated other comprehensive loss” to “Interest expense.”

As of December 28, 2014, the fair value of the cash flow hedges of $3,343 was included in “Other liabilities” and a corresponding offset to “Accumulated other comprehensive loss.” All of the Company’s financial instruments were in a liability position as of December 28, 2014 and therefore presented gross in the consolidated balance sheet. There was no hedge ineffectiveness from these cash flows hedges through their termination in May 2015.

Our derivative instruments for the year ended December 29, 2013 also included interest rate swaps designated as fair value hedges on our 6.20% Senior Notes with notional amounts totaling $225,000 to swap the fixed rate interest payments on the 6.20% Senior Notes for floating rate interest payments. In connection with the redemption of the 6.20% Senior Notes on October 24, 2013, we terminated these interest rate swaps and recognized a $4,063 benefit from the cumulative effect of our fair value hedges, which was included in “Loss on early extinguishment of debt” for the year ended December 29, 2013. Upon termination of the interest rate swaps, we received a $5,708 cash payment, which was recorded against the derivative asset and the related derivative interest receivable. Interest income on the fair value hedges was $4,319 for the year ended December 29, 2013. There was no ineffectiveness from these fair value hedges through their termination in October 2013.

Non-Recurring Fair Value Measurements

Assets and liabilities remeasured to fair value on a non-recurring basis during the years ended January 3, 2016 and December 28, 2014 resulted in impairment which we have recorded to “Impairment of long-lived assets” in our consolidated statements of operations.

Total losses for the years ended January 3, 2016 and December 28, 2014 reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements and favorable lease assets) to fair value as a result of (1) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants and (2) declines in operating performance at company-owned restaurants. The fair value of long-lived assets held and used presented in the tables below represents the remaining carrying value and was estimated based on either discounted cash flows of future anticipated lease and sublease income or current market values.

Total losses for the years ended January 3, 2016 and December 28, 2014 also include the impact of remeasuring long-lived assets held for sale which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 17 for more information on impairment of our long-lived assets.

		Fair Value Measurements			2015 Total Losses
	January 3, 2016	Level 1	Level 2	Level 3
Held and used	$10,244	$—	$—	$10,244	$22,346
Held for sale	4,328	—	—	4,328	2,655
Total	$14,572	$—	$—	$14,572	$25,001

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

		Fair Value Measurements			2014 Total Losses
	December 28, 2014	Level 1	Level 2	Level 3
Held and used	$8,651	$—	$—	$8,651	$17,139
Held for sale	4,967	—	—	4,967	2,474
Total	$13,618	$—	$—	$13,618	$19,613

(14) Income Taxes

Income from continuing operations before income taxes and noncontrolling interests is set forth below:

	Year Ended
	2015	2014	2013
Domestic	$208,827	$173,143	$54,175
Foreign	25,301	19,397	9,417
	$234,128	$192,540	$63,592

The (provision for) benefit from income taxes from continuing operations is set forth below:

	Year Ended
	2015	2014	2013
Current:
U.S. Federal	$(12,414)	$6,673	$(1,942)
State	3,346	(7,863)	8,889
Foreign	(10,778)	(8,093)	(7,446)
Current tax provision	(19,846)	(9,283)	(499)
Deferred:
U.S. Federal	(53,916)	(67,977)	(22,810)
State	(21,375)	671	5,306
Foreign	988	473	1,946
Deferred tax provision	(74,303)	(66,833)	(15,558)
Income tax provision	$(94,149)	$(76,116)	$(16,057)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Deferred tax assets (liabilities) are set forth below:

	Year End
	2015	2014
Deferred tax assets:
Net operating loss and credit carryforwards	$51,782	$82,143
Unfavorable leases	40,084	34,140
Accrued compensation and related benefits	35,963	40,268
Accrued expenses and reserves	18,156	23,336
Deferred rent	17,661	15,214
Other	9,157	9,122
Valuation allowances	(17,097)	(11,213)
Total deferred tax assets	155,706	193,010
Deferred tax liabilities:
Intangible assets	(499,467)	(506,251)
Owned and leased fixed assets net of related obligations	(95,619)	(89,117)
Other	(20,333)	(17,824)
Total deferred tax liabilities	(615,419)	(613,192)
	$(459,713)	$(420,182)

In November 2015, the FASB issued an amendment that requires deferred tax assets and deferred tax liabilities be classified as non-current in the consolidated balance sheet. The Company early adopted this amendment, prospectively, during the fourth quarter of 2015.

Changes in the Company’s deferred tax asset and liability balances were primarily the result of the utilization of net operating loss and credit carryforwards and the impact of the system optimization initiative, as described in Note 3, primarily related to state valuation allowances and favorable and unfavorable leases.

The amounts and expiration dates of net operating loss and tax credit carryforwards are as follows:

	Amount	Expiration
Tax credit carryforwards:
U.S. federal foreign tax credits	$20,845	2021-2023
State tax credits	454	2019-2023
Foreign tax credits of non-U.S. subsidiaries	3,051	2021-2024
Total	$24,350

Net operating loss carryforwards:
State net operating loss carryforwards	$944,314	2016-2033

As of January 3, 2016, the Company had a deferred tax asset of $53,661 related to the state net operating loss carryforwards and federal, foreign and state tax credits before reduction for unrecognized tax benefits related to excess share-based compensation deductions. In 2015 and prior years, we deducted $167,386 in excess of cumulative compensation costs relating to the exercise of stock options and vesting of restricted stock. The Company has recognized $49,613 and $9,363 in 2015 and 2014, respectively, of the $60,856 tax benefit relating to these deductions and will continue to do so in future periods as it continues to have income taxes currently payable against which the benefits can be realized as a result of utilizing its net operating loss carryforwards. The Company has recognized the $49,613 and $9,363 tax benefits in 2015 and 2014, respectively, as a reduction of current income taxes payable with an equal offsetting increase in “Additional paid-in capital.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The Company’s valuation allowances of $17,097, $11,213 and $10,548 as of January 3, 2016, December 28, 2014 and December 29, 2013, respectively, relate to state net operating loss and foreign and state tax credit carryforwards. Valuation allowances increased $5,884 during the year ended January 3, 2016 primarily as a result of the expected sale of restaurants classified as held for sale under our system optimization initiative described in Note 3. Valuation allowances increased $665 during the year ended December 28, 2014 primarily as a result of generating foreign tax credits with a limited carryforward period in 2014 that are in excess of what the Company expects to utilize prior to their expiration. Valuation allowances decreased $10,504 during the year ended December 29, 2013 primarily as a result of changes to the legal form of certain subsidiaries resulting in changes in expected future state taxable income available to utilize certain state net operating loss carryforwards.

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

Consequently, deferred income taxes have not been recorded for temporary differences related to investments in non-U.S. subsidiaries. These temporary differences were approximately $99,400 at January 3, 2016 and consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the incremental income tax liability on these unremitted earnings is dependent on circumstances existing if, and when remittance occurs. However, we estimate that if unremitted earnings were to have been remitted, the additional tax liability would have been approximately $9,400 at January 3, 2016.

The reconciliation of income tax computed at the U.S. Federal statutory rate to reported income tax is set forth below:

	Year Ended
	2015	2014	2013
Income tax provision at the U.S. Federal statutory rate	$(81,945)	$(67,389)	$(22,257)
State income tax provision, net of U.S. Federal income tax effect	(7,234)	(4,747)	(1,278)
Foreign and U.S. tax effects of foreign operations (a)	4,389	4,089	2,886
Dividends received deduction (b)	3,455	—	1,424
Jobs tax credits, net	2,402	2,084	4,384
Non-deductible goodwill (c)	(7,435)	(9,389)	(9,875)
Valuation allowances (d)	(6,075)	(665)	10,504
Non-deductible expenses and other	(1,706)	(99)	(1,845)
	$(94,149)	$(76,116)	$(16,057)
_______________

(a)	2013 includes reversal of deferred taxes on investments in foreign subsidiaries now considered permanently invested outside of the U.S.

(b)	We received dividends of $54,911 and $40,145 during 2015 and 2013, respectively, from our investment in Arby’s. See Note 8 for further information.

(c)
Substantially all of the goodwill included in the gain on sales of restaurants in 2015, 2014 and 2013 under our system optimization initiative as noted below, and the impairment of international goodwill in 2013 was non-deductible for tax purposes. See Notes 3 and 10 for further information.

(d)
Includes changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of the utilization of deferred tax assets. 2015 and 2013 primarily relate to changes in the likelihood of the utilization of deferred tax assets related to state net operating loss carryforwards.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The Company’s system optimization initiative described in Note 3 impacted our tax provision due to the following: 1) goodwill disposal and other non-deductible expenses incurred in connection with the sale of restaurants during 2015, 2014 and 2013 of $8,987, $9,389 and $7,471, respectively, (2) changes to the Canadian deferred tax rate of $70 in 2014, (3) changes to the state deferred tax rate of $1,587 and $5,122 in 2015 and 2013, respectively, and (4) changes in valuation allowances related to the likelihood of the utilization of state net operating loss carryforwards of $4,542 in 2015. These amounts are included in the state income tax provision, the foreign provision, non-deductible goodwill and the valuation allowance amounts presented in the table above.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years 2009 through 2014 have been settled. Certain of the Company’s state income tax returns from its 2011 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

Unrecognized Tax Benefits

As of January 3, 2016, the Company had unrecognized tax benefits of $21,224, which, if resolved favorably would reduce income tax expense by $15,843. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year End
	2015	2014	2013
Beginning balance	$25,715	$23,897	$28,848
Additions:
Tax positions of current year	927	—	—
Tax positions of prior years	476	2,678	3,579
Reductions:
Tax positions of prior years	(5,182)	(582)	(4,914)
Settlements	(251)	—	(2,416)
Lapse of statute of limitations	(461)	(278)	(1,200)
Ending balance	$21,224	$25,715	$23,897

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

During 2016, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $6,896, primarily as a result of the completion of certain income tax examinations.

During 2015, 2014 and 2013, the Company recognized $(1,627), $315 and $(835) of (income) expense for interest and $15, $330 and $672 of income resulting from the reversal of accrued penalties, respectively, related to uncertain tax positions. The Company has approximately $1,223 and $2,949 accrued for interest and $642 and $657 accrued for penalties as of January 3, 2016 and December 28, 2014, respectively.

(15) Stockholders’ Equity

Dividends

During the years ended January 3, 2016, December 28, 2014 and December 29, 2013, The Wendy’s Company paid dividends per share of $0.225, $0.205 and $0.18, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Treasury Stock

There were 470,424 shares of common stock issued at the beginning and end of 2015, 2014 and 2013. Treasury stock activity for 2015, 2014 and 2013 was as follows:

	Treasury Stock
	2015	2014	2013
Number of shares at beginning of year	104,614	77,637	78,051
Repurchases of common stock	99,881	32,716	8,720
Common shares issued:
Stock options, net	(5,043)	(4,930)	(8,771)
Restricted stock, net	(1,258)	(732)	(202)
Director fees	(21)	(24)	(35)
Other	(64)	(53)	(126)
Number of shares at end of year	198,109	104,614	77,637

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

As part of the June 2015 authorization, the Company commenced an $850,000 share repurchase program on June 3, 2015, which included (1) a modified Dutch auction tender offer to repurchase up to $639,000 of our common stock and (2) a separate stock purchase agreement to repurchase up to $211,000 of our common stock from the Trian Group (as defined in Note 22). For additional information on the separate stock purchase agreement see Note 22. On June 30, 2015, the tender offer expired and on July 8, 2015, the Company repurchased 55,808 shares at $11.45 per share for an aggregate purchase price of $639,000. On July 17, 2015, the Company repurchased 18,416 shares at $11.45 per share, pursuant to the separate stock purchase agreement, for an aggregate purchase price of $210,867. As a result, the $850,000 share repurchase program that commenced on June 3, 2015 was completed during the third quarter of 2015. During 2015, the Company incurred costs of $2,288 in connection with the tender offer and Trian Group stock purchase agreement, which were recorded to treasury stock.

In August 2015, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase programs. Under the ASR Agreement, the Company paid the financial institution an initial purchase price of $164,500 in cash and received an initial delivery of 14,385 shares of common stock, representing an estimate of 85% of the total shares expected to be delivered under the ASR Agreement. The total number of shares of common stock ultimately purchased by the Company under the ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the ASR Agreement, less an agreed discount. On September 25, 2015, the Company completed the ASR Agreement and received an additional 3,551 shares of common stock. During 2015, the Company incurred costs of $58 in connection with the ASR Agreement, which were recorded to treasury stock.

Also as part of the June 2015 authorization, the Company repurchased 2,066 shares during 2015 with an aggregate purchase price of $21,959, of which $1,700 was accrued at January 3, 2016 and excluding commissions of $28. As of January 3, 2016, the Company had $378,156 remaining availability under its June 2015 authorization. Subsequent to January 3, 2016 through February 24, 2016, the Company repurchased 2,534 shares for an aggregate purchase price of $24,808, excluding commissions of $38.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

During 2014, the Company repurchased 2,986 shares with an aggregate purchase price of $23,889, excluding commissions of $52, as part of the August 2014 authorization. In January 2014, our Board of Directors authorized a repurchase program, which the Company fully utilized through completion of a modified Dutch auction tender offer on February 19, 2014 resulting in 29,730 shares repurchased for an aggregate purchase price of $275,000. The Company incurred costs of $2,275 in connection with the tender offer, which were recorded to treasury stock.

In November 2012, our Board of Directors authorized the repurchase of up to $100,000 of our common stock through December 29, 2013. During 2013, the Company repurchased 8,720 shares with an aggregate purchase price of $69,167, excluding commissions of $153. The authorization for the repurchase program expired at the end of the 2013 fiscal year.

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout 2015, 2014 and 2013.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive income (loss) attributable to The Wendy’s Company, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges (a)	Pension	Total
Balance at December 30, 2012	$7,197	$—	$(1,216)	$5,981
Current-period other comprehensive (loss) income	(17,000)	744	(62)	(16,318)
Balance at December 29, 2013	(9,803)	744	(1,278)	(10,337)
Current-period other comprehensive (loss) income	(18,560)	(2,788)	391	(20,957)
Balance at December 28, 2014	(28,363)	(2,044)	(887)	(31,294)
Current-period other comprehensive (loss) income	(37,800)	(1,527)	(202)	(39,529)
Balance at January 3, 2016	$(66,163)	$(3,571)	$(1,089)	$(70,823)
_______________

(a)
Current-period other comprehensive (loss) income includes the effect of changes in unrealized losses on cash flow hedges, net of tax, for all periods presented. In addition, 2015 includes the reclassification of unrealized losses on cash flow hedges of $915 from “Accumulated other comprehensive loss” to our consolidated statements of operations consisting of $1,487 recorded to “Interest expense,” net of the related income tax benefit of $572 recorded to “Provision for income taxes.” See Note 13 for more information.

The cumulative gains and losses on these items are included in “Accumulated other comprehensive loss” in the consolidated balance sheets and consolidated statements of stockholders’ equity.

(16) Share-Based Compensation

The Company maintains several equity plans (the “Equity Plans”) which collectively provide or provided for the grant of stock options, restricted shares, tandem stock appreciation rights, restricted share units and performance shares to certain officers, other key employees, non-employee directors and consultants. The Company has not granted any tandem stock appreciation rights. During 2010, the Company implemented the 2010 Omnibus Award Plan (as amended, the “2010 Plan”) for the issuance of equity awards as described above. In June 2015, the 2010 Plan was amended with shareholder approval, to increase the number of shares of common stock available for issuance under the plan by 20,000. All equity grants during 2015 and 2014 were issued from the 2010 Plan and it is currently the only equity plan from which future equity awards may be granted. As of January 3, 2016, there were approximately 41,564 shares of common stock available for future grants under the 2010 Plan. During the periods presented in the consolidated financial statements, the Company settled all exercises of stock options and vesting of restricted shares, including performance shares, with treasury shares.

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

The following table summarizes stock option activity during 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 28, 2014	19,568	$6.96
Granted	4,947	9.85
Exercised	(6,637)	6.16
Forfeited and/or expired	(1,037)	13.44
Outstanding at January 3, 2016	16,841	$7.73	7.6	$51,792
Vested or expected to vest at January 3, 2016	16,719	$7.72	7.5	$51,588
Exercisable at January 3, 2016	8,323	$6.33	6.0	$37,559

The total intrinsic value of options exercised during 2015, 2014 and 2013 was $30,116, $13,948 and $28,038, respectively. The weighted average grant date fair value of stock options granted during 2015, 2014 and 2013 was $2.27, $2.34 and $2.72, respectively.

The weighted average grant date fair value of stock options was determined using the following assumptions:

	2015	2014	2013
Risk-free interest rate	1.76%	1.97%	1.60%
Expected option life in years	5.62	6.35	5.62
Expected volatility	29.2%	35.4%	45.6%
Expected dividend yield	2.23%	2.43%	2.52%

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes activity of Restricted Shares during 2015:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 28, 2014	2,443	$6.80
Granted	512	10.09
Vested	(951)	5.39
Forfeited	(205)	7.64
Non-vested at January 3, 2016	1,799	$8.32

The total fair value of Restricted Shares that vested in 2015, 2014 and 2013 was $10,188, $5,251 and $2,275, respectively.

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

The fair values of the performance condition awards granted in 2015, 2014 and 2013 were determined using the average of the high and low trading prices of our common stock on the date of grant. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal.

The fair value of market condition awards granted in 2015 was estimated using the Monte Carlo simulation model. There were no market condition awards granted during 2014 or 2013. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the average of the high and low trading prices of our common stock on the date of grant.

The input variables are noted in the table below:

2015
Risk-free interest rate	1.00%
Expected life in years	3.00
Expected volatility	25.6%
Expected dividend yield (a)	0.00%
_______________

(a)	The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes activity of performance shares at Target during 2015:

	Performance Condition Awards		Market Condition Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 28, 2014	933	$8.81	668	$6.04
Granted	172	11.15	112	17.08
Dividend equivalent units issued (a)	20	—	8	—
Vested (b)	(104)	8.56	(664)	6.05
Forfeited	(104)	9.33	(20)	11.81
Non-vested at January 3, 2016	917	$9.23	104	$17.08
_______________

(a)	Dividend equivalent units are issued in lieu of cash dividends for non-vested performance shares. There is no weighted average fair value associated with dividend equivalent units.

(b)	Excludes the vesting of an additional 306 shares, which resulted from the performance of market condition awards exceeding Target.

The total fair value of performance condition awards that vested in 2015, 2014 and 2013 was $1,156, $104 and $1,767, respectively. The total fair value of market condition awards that vested in 2015, 2014 and 2013 was $10,073, $6,382 and $289, respectively.

Modifications of Share-Based Awards

During 2015, 2014 and 2013, the Company modified the terms of awards granted to 25, 45 and 20 employees, respectively, in connection with its system optimization initiative and G&A realignment plan discussed in Note 5 as well as the Bakery sale discussed in Note 2. These modifications resulted in the accelerated vesting of certain stock options and performance-based awards upon termination of such employees. As a result, during 2015, the Company recognized net increases in share-based compensation of $5,977, of which $5,624, $181 and $172 was included in “Reorganization and realignment costs,” “General and administrative” and “Net income (loss) from discontinued operations,” respectively, as a result of the modifications. During 2014 and 2013, the Company recognized net increases in share-based compensation of $2,376 and $986, respectively, of which $4,472 and $1,253 was included in “Reorganization and realignment costs” respectively, with offsetting reductions to “General and administrative” of $2,096 and $267 during 2014 and 2013, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Share-Based Compensation

Total share-based compensation and the related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

	Year Ended
	2015	2014	2013
Stock options	$10,081	$13,692	$7,223
Restricted Shares	4,834	4,495	3,907
Performance shares:
Performance condition awards	888	7,456	2,007
Market condition awards	1,348	37	5,279
Modifications, net	5,805	2,376	1,042
Share-based compensation (a)	22,956	28,056	19,458
Less: Income tax benefit (a)	(8,380)	(10,357)	(7,235)
Share-based compensation, net of income tax benefit	$14,576	$17,699	$12,223
_______________

(a)
Excludes $275, $187 and $155 of pre-tax share-based compensation and $106, $72 and $60 of related income tax benefits for 2015, 2014 and 2013, respectively, which are included in “Net income (loss) from discontinued operations.”

As of January 3, 2016, there was $18,239 of total unrecognized share-based compensation, which will be recognized over a weighted average amortization period of 2.2 years.

(17) Impairment of Long-Lived Assets

During the years ended January 3, 2016, December 28, 2014 and December 29, 2013, the Company recorded impairment charges on long-lived assets as a result of (1) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of company-owned restaurants, (2) the deterioration in operating performance of certain company-owned restaurants and charges for capital improvements in restaurants impaired in prior years which did not subsequently recover and (3) closing company-owned restaurants and classifying such properties as held for sale. The Company may recognize additional impairment charges resulting from leasing or subleasing additional properties to franchisees in connection with sales of company-owned restaurants to franchisees.

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

	Year Ended
	2015	2014	2013
Restaurants leased or subleased to franchisees	$19,214	$11,993	$20,506
Company-owned restaurants	3,132	5,146	9,094
Surplus properties	2,655	2,474	1,458
Aircraft	—	—	5,327
	$25,001	$19,613	$36,385

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(18) Investment Income, Net

	Year Ended
	2015	2014	2013
Distributions, including dividends (a)	$54,911	$184	$24,113
Gain (loss) on sale of investments, net	335	975	(799)
Other than temporary loss on cost method investment	(3,150)	—	—
Other, net	118	40	251
	$52,214	$1,199	$23,565
_______________

(a)
During 2015, we received a dividend of $54,911 from our investment in Arby’s, which was recognized in “Investment income, net.” During 2013, we received a dividend of $40,145 from our investment in Arby’s, of which $21,145 was recognized in “Investment income, net,” with the remainder recorded as a reduction to the carrying value of our investment in Arby’s. See Note 8 for further information.

(19) Retirement Benefit Plans

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

In connection with the matching and profit sharing contributions, the Company recognized compensation expense of $6,124, $6,550 and $7,824 in 2015, 2014 and 2013, respectively.

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

The balance of the accumulated benefit obligations and the fair value of the plans’ assets at January 3, 2016 were $3,809 and $2,699, respectively. As of December 28, 2014, the balance of the accumulated benefit obligations and the fair value of the plans’ assets were $4,080 and $3,065, respectively. As of January 3, 2016 and December 28, 2014, each of the plans had accumulated benefit obligations in excess of the fair value of the assets of the respective plan. The Wendy’s Company recognized $149, $126, and $175 in benefit plan expenses in 2015, 2014 and 2013, respectively, which were included in “General and administrative.” The Wendy’s Company’s future required contributions to the plan are expected to be insignificant.

Multiemployer Pension Plan

Prior to the fourth quarter of 2013, the unionized employees at The New Bakery Co. of Ohio, Inc. (the “Bakery Company”), a 100% owned subsidiary of Wendy’s, now known as The Bakery Company, LLC, were covered by the Bakery and Confectionery Union and Industry International Pension Fund (the “Union Pension Fund”), a multiemployer pension plan. The Bakery Company remitted contributions based on hours worked by covered, unionized employees pursuant to a collective bargaining agreement that expired on March 31, 2013 and the Rehabilitation Plan adopted by the Union Pension Fund in accordance with the provisions

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

of the Pension Protection Act of 2006 due to the underfunded status of the plan. Contributions under the plan were $733 for 2013, which were included in “Cost of sales.”

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

The unionized employees were eligible to participate in the 401(k) Plan from December 5, 2013 through May 31, 2015, for which the Company has made contributions. As a result of the sale of the Bakery, the amounts described above have been included in “Net income (loss) from discontinued operations.” See Note 2 for more information on the sale of the Bakery.

Wendy’s Executive Plans

In conjunction with the Wendy’s merger, amounts due under supplemental executive retirement plans (the “SERP”) were funded into a restricted account. As of January 1, 2011, participation in the SERP was frozen to new entrants and future contributions, and existing participants’ balances only earn annual interest. The corresponding SERP liabilities have been included in “Accrued expenses and other current liabilities” and “Other liabilities” and, in the aggregate, were approximately $3,396 and $4,176 as of January 3, 2016 and December 28, 2014, respectively.

Pursuant to the terms of the employment agreement that was entered into with our Chief Executive Officer as of September 12, 2011, the Company implemented a non-qualified, unfunded, deferred compensation plan. The plan provides that the amount of the executive’s base salary in excess of $1,000 in a tax year will be deferred into the plan which accrues employer funded interest. The related deferred compensation liability has been included in “Accrued expenses and other current liabilities” and was approximately $524 and $354 as of January 3, 2016 and December 28, 2014, respectively, including both employee contributions and employer funded interest.

(20) Leases

At January 3, 2016, Wendy’s and its franchisees operated 6,479 Wendy’s restaurants. Of the 632 company-owned Wendy’s restaurants, Wendy’s owned the land and building for 327 restaurants, owned the building and held long-term land leases for 214 restaurants and held leases covering land and building for 91 restaurants. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases contain contingent rent provisions that require additional rental payments based upon restaurant sales volume in excess of specified amounts. The Company also leases restaurant, office and transportation equipment. Certain leases also provide for payments of other costs such as real estate taxes, insurance and common area maintenance, which have been excluded from rental expense and future minimum rental payments set forth in the tables below.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As of January 3, 2016, Wendy’s also owned 340 and leased 720 properties that were either leased or subleased principally to franchisees. Initial lease terms are generally 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases to franchisees also include contingent rent provisions based on sales volume exceeding specified amounts. The lessee bears the cost of real estate taxes, insurance and common area maintenance, which have been excluded from rental income and future minimum rental receipts set forth in the tables below.

Rental expense for operating leases consists of the following components:

	Year Ended
	2015	2014	2013
Rental expense:
Minimum rentals	$77,606	$76,178	$68,373
Contingent rentals	18,270	19,967	10,421
Total rental expense (a)	$95,876	$96,145	$78,794
_______________

(a)	Amounts exclude sublease income of $61,618, $46,743, and $16,924 recognized during 2015, 2014 and 2013, respectively.

Rental income for operating leases and subleases consists of the following components:

	Year Ended
	2015	2014	2013
Rental income:
Minimum rentals	$68,241	$50,249	$15,451
Contingent rentals	18,731	17,745	11,162
Total rental income	$86,972	$67,994	$26,613

The following table illustrates the Company’s future minimum rental payments and rental receipts for non-cancelable leases and subleases, including rental receipts for direct financing leases as of January 3, 2016. Rental receipts below are presented separately for owned properties and for leased properties based on the classification of the underlying lease.

	Rental Payments		Rental Receipts
Fiscal Year	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Owned Properties
2016	$11,530	$72,217	$17,138	$50,259	$32,926
2017	10,755	70,070	17,394	50,108	32,885
2018	12,638	68,544	17,532	49,442	33,058
2019	12,825	67,622	17,590	49,366	34,030
2020	13,339	66,634	18,162	48,820	34,601
Thereafter	197,169	876,367	293,317	662,972	622,435
Total minimum payments	$258,256	$1,221,454	$381,133	$910,967	$789,935
Less interest	(149,083)
Present value of minimum capital lease payments (a)	$109,173
_______________

(a)	The present value of minimum capital lease payments of $540 and $108,633 are included in “Current portion of long-term debt” and “Long-term debt,” respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	Year End
	2015	2014 (a)
Land	$165,667	$106,883
Buildings and improvements	188,621	117,122
Office, restaurant and transportation equipment	1,162	1,713
	355,450	225,718
Accumulated depreciation and amortization	(63,476)	(38,826)
	$291,974	$186,892
_______________

(a) 2014 reflects corrections to the amounts disclosed in the 2014 Form 10-K. The 2014 Form 10-K disclosed properties of $768,498, which included land of $371,174, buildings and improvements of $399,541 and office, restaurant and transportation equipment of $160,514, net of accumulated depreciation and amortization of $162,731, which erroneously included properties owned by the Company that were not leased to franchisees and other third parties. The Company assessed the materiality of the misstatement on the 2014 consolidated financial statements and related notes and concluded that while not material in the context of the financial statements taken as a whole, the 2014 amounts within the table should be corrected to provide greater comparability. The incorrect amounts disclosed in the 2014 Form 10-K had no effect on the 2014 consolidated financial statements.

Our net investment in direct financing leases is as follows:

	Year Ended
	2015	2014
Future minimum rental receipts	$200,213	$109,674
Unearned income	(135,426)	(74,102)
Net investment in direct financing leases	64,787	35,572
Net current investment in direct financing leases (a)	(25)	(193)
Net non-current investment in direct financing leases (b)	$64,762	$35,379
_______________

(a)	Included in “Accounts and notes receivable.”

(b)	Included in “Other assets.”

(21) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Franchise Image Activation Incentive Programs

In order to promote Image Activation new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty payments for the first three years of operation for qualifying new restaurants opened by December 31, 2016.

Wendy’s also has incentive programs for 2016 and 2017 for franchisees that commence Image Activation restaurant remodels during those years. The incentive programs provide reductions in royalty payments for one year or two years after the completion of construction depending on the type of remodel. In 2015, Wendy’s added an additional incentive to the 2016 program described above to include waiving the franchise agreement renewal fee for certain types of remodels.
In addition, Wendy’s had incentive programs that included reductions in royalty payments in 2015 and 2014 as well as cash incentives for franchisees’ participation in Wendy’s Image Activation program throughout 2014 and 2013. The Company recognized

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

expense of $4,369 and $9,178 for cash incentives in “General and administrative” during the years ended December 28, 2014 and December 29, 2013, respectively.

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

Other Loan Guarantees

Wendy’s provides loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new restaurant development and equipment financing to promote systemwide initiatives. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighted average risk percentage established at the inception of each program which has been adjusted for a history of defaults. Wendy’s potential recourse for the aggregate amount of these loans amounted to $7,993 as of January 3, 2016. As of January 3, 2016, the fair value of these guarantees totaled $686 and was included in “Other liabilities.”

During 2014, Wendy’s provided a C$2,300 guarantee to a lender on behalf of a franchisee, in connection with the sale of Canadian restaurants to the franchisee under the Company’s system optimization initiative. As a result, the total amount of the guarantee was recorded as a deferred gain in 2014 and is included in “Other liabilities.”

During 2012, Wendy’s provided a $2,000 guarantee to a lender for a franchisee, in connection with the refinancing of the franchisee’s debt which originated in 2007. Pursuant to the agreement, the guarantee is subject to an annual reduction over a five year period. As of January 3, 2016, the guarantee totaled $1,501 and Wendy’s has accrued a $165 liability for the fair value of this guarantee based upon a weighted average risk percentage established at the inception of the guarantee.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former company-owned restaurant locations now operated by franchisees, amounting to $38,424 as of January 3, 2016. These leases extend through 2050. We have not received any notice of default related to these leases as of January 3, 2016. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $1,846 as of January 3, 2016. These leases expire on various dates through 2021.

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

Letters of Credit

As of January 3, 2016, the Company had outstanding letters of credit with various parties totaling $36,540, of which $13,210 were cash collateralized. The outstanding letters of credit include amounts outstanding against the Series 2015-1 Class A-1 Notes and for the Image Activation financing program described above. The related cash collateral is classified as restricted cash and included in “Prepaid expenses and other current assets” in the consolidated balance sheet. See Note 7 and Note 12 for further information. We do not expect any material loss to result from these letters of credit.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Purchase and Capital Commitments

Beverage Agreement

The Company has an agreement with a beverage vendor, which provides fountain beverage products and certain marketing support funding to the Company and its franchisees. This agreement requires minimum purchases of fountain syrup (“Syrup”) by the Company and its franchisees at certain agreed upon prices until the total contractual gallon volume usage is reached. This agreement also provides for an annual advance to be paid to the Company based on the vendor’s expectation of the Company’s annual Syrup usage, which is amortized over actual usage during the year. The Company estimates future annual purchases to be approximately $9,600 in 2016, $7,000 in 2017 and $7,900 per year during the following three years. Based on current pricing and the expected ratio of usage at company-owned restaurants to franchised restaurants, our total beverage purchase requirements under the agreement is estimated to be approximately $47,100 over the remaining life of the contract, which expires the later of reaching the minimum usage requirement or January 1, 2023.

Beverage purchases made by the Company under this agreement during 2015 and 2014 were $15,720 and $13,918, respectively. As of January 3, 2016, $2,115 is due to the beverage vendor and is included in “Accounts payable,” principally for annual estimated payments that exceeded usage, under this agreement.

Capital Expenditure Commitments

As of January 3, 2016, the Company had $31,468 of outstanding commitments, included in “Accounts payable,” for capital expenditures expected to be paid in 2016.

(22) Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties, which are included in continuing operations:

	Year Ended
	2015	2014	2013
Transactions with QSCC:
Wendy’s Co-Op (a)	$(1,265)	$(1,516)	$(3,291)
Lease income (b)	(185)	(185)	(188)
Use of company-owned aircraft by the Management Company (c)	$—	$(375)	$(1,420)
TimWen lease and management fee payments (d)	$11,843	$6,064	$6,587
_______________

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

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $1,265, $1,516 and $3,291 in 2015, 2014 and 2013, respectively, which are included as a reduction of “Cost of sales.”

(b)
Effective January 1, 2011, Wendy’s leased 14,333 square feet of office space to QSCC for an annual base rental of $176. The lease expires on December 31, 2016. The Wendy’s Company received $185, $185 and $188 of lease income from QSCC during 2015, 2014 and 2013, respectively, which has been recorded as a reduction of “General and administrative.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Use of company-owned aircraft by the Management Company

(c)
In June 2009, The Wendy’s Company and TASCO, LLC (an affiliate of a management company formed by our Chairman, who was our former Chief Executive Officer, and our Vice Chairman, who was our former President and Chief Operating Officer (the “Former Executives”) and a director, who was our former Vice Chairman (the “Management Company”)) (“TASCO”) entered into an aircraft lease agreement (the “Aircraft Lease Agreement”) to lease a company-owned aircraft. On June 29, 2011, The Wendy’s Company and TASCO entered into an agreement to extend the Aircraft Lease Agreement for an additional one year period (expiring on June 30, 2012) and an increased monthly rent of $13. On June 30, 2012, The Wendy’s Company and TASCO entered into an extension of that lease agreement that extended the lease term to July 31, 2012 and effective as of August 1, 2012, entered into an amended and restated aircraft lease agreement (the “2012 Lease”) that expired on January 5, 2014. Under the 2012 Lease, all expenses related to the ownership, maintenance and operation of the aircraft were paid by TASCO, subject to certain limitations and termination rights. The 2012 Lease expired without any limitation or termination provisions being invoked. The Wendy’s Company did not extend or renew the 2012 Lease.

The Wendy’s Company, through a wholly-owned subsidiary, was party to a three-year aircraft management and lease agreement, which expired in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leased a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. The Company entered into the lease agreement as a means of offsetting the cost of owning and operating the corporate aircraft by receiving revenue from third parties’ use of such aircraft. Under the terms of the lease agreement, the Company paid annual management and flight crew fees to CitationAir and reimbursed CitationAir for maintenance costs and fuel usage related to the corporate aircraft. In return, CitationAir paid a negotiated fee to the Company based on the number of hours that the corporate aircraft was used by Jet Card members. This fee was reduced based on the number of hours that (1) the Company used other aircraft in the Jet Card program fleet and (2) Jet Card members who are affiliated with the Company used the corporate aircraft or other aircraft in the Jet Card program fleet. The Company’s participation in the aircraft management and lease agreement reduced the aggregate costs that the Company would otherwise have incurred in connection with owning and operating the corporate aircraft. Under the terms of the lease agreement, the Company’s directors had the opportunity to become Jet Card members and to use aircraft in the Jet Card program fleet at the same negotiated fee paid by the Company as provided for under the lease agreement. During the first quarter of 2014 and the year ended December 29, 2013, the Former Executives and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. The Management Company paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $375 and $1,420 during the first quarter of 2014 and the year ended December 29, 2013, respectively.

TimWen lease and management fee payments

(d)
A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Prior to the second quarter of 2015, Wendy’s operated certain of the Wendy’s/Tim Hortons combo units in Canada and subleased some of the restaurant facilities to franchisees. As a result of the Company completing its plan to sell all of its company-owned restaurants in Canada to franchisees during the second quarter of 2015, all of the restaurant facilities are subleased to franchisees. Wendy’s paid TimWen $12,059, $6,313 and $6,854 under these lease agreements during 2015, 2014 and 2013, respectively. Prior to 2015, franchisees paid TimWen directly for these subleases. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement, of $216, $249 and $267 during 2015, 2014 and 2013, respectively, which has been included as a reduction to “General and administrative.”

Other related party transactions

On June 2, 2015, the Company entered into a stock purchase agreement to repurchase our common stock from Nelson Peltz, Peter W. May (Messrs. Peltz and May are members of the Company’s Board of Directors) and Edward P. Garden (who resigned from the Company’s Board of Directors on December 14, 2015) and certain of their family members and affiliates, investment funds managed by Trian Fund Management, L.P. (an investment management firm controlled by Messrs. Peltz, May and Garden, “TFM”) and the general partner of certain of those funds (together with Messrs. Peltz, May and Garden, certain of their family members and affiliates and TFM, the “Trian Group”), who in the aggregate owned approximately 24.8% of the Company’s outstanding shares as of May 29, 2015. Pursuant to the agreement, the Trian Group agreed not to tender or sell any of its shares

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

in the modified Dutch auction tender offer the Company commenced on June 3, 2015. Also pursuant to the agreement, the Company agreed, following completion of the tender offer, to purchase from the Trian Group a pro rata amount of its shares based on the number of shares the Company purchased in the tender offer, at the same price received by shareholders who participated in the tender offer. On July 17, 2015, after completion of the modified Dutch auction tender offer, the Company repurchased 18,416 shares of its common stock from the Trian Group at the price paid in the tender offer of $11.45 per share, for an aggregate purchase price of $210,867.

Matthew Peltz served on the ARG Holding Corporation Board of Directors from September 2012 through December 2015. He did not receive compensation as a director of ARG Holding Corporation. A subsidiary of the Company owns 18.5% of the common stock of ARG Holding Corporation.

On March 24, 2014, the Company completed the sale of 40 company-owned restaurants in the Phoenix, Arizona market to Arizona Restaurant Company, LLC (“ARC”) as part of the Company’s system optimization initiative. John N. Peters, who served as the Company’s Senior Vice President – North America Operations until his retirement on March 10, 2014, is a 10% owner and manager of ARC. Pursuant to an Asset Purchase Agreement dated November 20, 2013 and related transaction documents: (1) the Company sold to ARC substantially all of the assets (other than real property) used in the operation of the restaurants for an aggregate purchase price of approximately $21,000 (including inventory, cash banks and franchise and development fees), subject to adjustment as set forth in the agreement; (2) the Company and ARC entered into lease and sublease agreements with respect to the real property and buildings for the restaurants; and (3) ARC agreed to develop five new restaurants and complete Image Activation remodels at seven existing restaurants following the closing. As of December 28, 2014 the Company had $27 accrued for amounts owed to Mr. Peters in connection with his employment with the Company, which was paid during 2015.

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

(23) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of January 3, 2016, the Company had accruals for all of its legal and environmental matters aggregating $3,008. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Restricted assets and related liabilities of the Advertising Funds at January 3, 2016 and December 28, 2014 were as follows:

	Year End
	2015	2014
Cash and cash equivalents	$13,704	$15,085
Accounts and notes receivable	50,231	42,717
Other assets	3,464	7,506
Total assets	$67,399	$65,308

Accounts payable	$3,872	$3,736
Accrued expenses and other current liabilities	64,603	70,206
Member’s deficit	(1,076)	(8,634)
Total liabilities and deficit	$67,399	$65,308

Our advertising expenses in 2015, 2014 and 2013 totaled $64,312, $73,454 and $94,498, respectively.

(25) Geographic Information

The tables below present revenues and properties information by geographic area. The table below does not include revenues and properties related to the Bakery. As discussed in Note 2, on May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in the Bakery. As a result of the sale, the Bakery’s operations as well as the Bakery’s assets and liabilities, for all periods presented through its May 31, 2015 date of sale are included in discontinued operations.

	U.S.	Canada	Other International	Total
2015
Revenues	$1,749,131	$104,003	$17,163	$1,870,297
Properties	1,198,553	29,296	95	1,227,944

2014
Revenues	$1,734,164	$247,792	$16,546	$1,998,502
Properties	1,202,545	38,538	87	1,241,170

2013
Revenues	$2,150,134	$255,216	$18,319	$2,423,669
Properties	1,075,944	57,232	36	1,133,212

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(26) Quarterly Financial Information (Unaudited)

The tables below set forth summary unaudited consolidated quarterly financial information for 2015 and 2014. The Company reports on a fiscal year typically consisting of 52 or 53 weeks ending on the Sunday closest to December 31. During 2015, the Company’s first, second and third fiscal quarters contained 13 weeks and the Company’s fourth quarter contained 14 weeks. All of the Company’s fiscal quarters in 2014 contained 13 weeks. As discussed in Note 2, on May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in the Bakery. Bakery results for all periods presented through its May 31, 2015 date of sale are classified as discontinued operations. In addition, certain reclassifications have been made to prior year presentation to conform to the current year presentation related to the Company’s system optimization initiative. See Note 1 for further details.

	2015 Quarter Ended
	March 29 (a)	June 28 (a)	September 27 (a)	January 3 (a)
Revenues	$451,769	$489,534	$464,629	$464,365
Cost of sales	305,111	315,122	291,524	272,316
Operating profit	37,911	64,308	55,939	116,312
Income from continuing operations	18,150	24,825	8,323	88,681
Net income (loss) from discontinued operations	9,357	15,370	(739)	(2,825)
Net income	$27,507	$40,195	$7,584	$85,856
Basic income (loss) per share:
Continuing operations	$.05	$.07	$.03	$.32
Discontinued operations	.03	.04	—	(.01)
Net income	$.08	$.11	$.03	$.31
Diluted income (loss) per share:
Continuing operations	$.05	$.07	$.03	$.32
Discontinued operations	.03	.04	—	(.01)
Net income	$.07	$.11	$.03	$.31

	2014 Quarter Ended
	March 30 (b)	June 29	September 28 (b)	December 28 (b)
Revenues	$508,450	$506,079	$496,670	$487,303
Cost of sales	363,365	335,141	332,645	323,935
Operating profit	87,274	61,169	44,244	49,901
Income from continuing operations	45,009	27,327	21,133	22,955
Net income from discontinued operations	1,294	1,680	1,697	339
Net income	$46,303	$29,007	$22,830	$23,294
Basic income per share:
Continuing operations	$.12	$.07	$.06	$.06
Discontinued operations	—	—	—	—
Net income	$.12	$.08	$.06	$.06
Diluted income per share:
Continuing operations	$.12	$.07	$.06	$.06
Discontinued operations	—	—	—	—
Net income	$.12	$.08	$.06	$.06
_______________

(a)
The Company’s consolidated statements of operations were materially impacted by system optimization gains, net, reorganization and realignment costs, impairment of long-lived assets and loss on early extinguishment of debt. The pre-tax impact of system optimization gains, net for the second and fourth quarters of 2015 was $15,654 and $59,258, respectively (see Note 3 for additional information). The pre-tax impact of reorganization and realignment costs for the

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

first, second, third and fourth quarters of 2015 was $4,613, $6,279, $5,754 and $5,264, respectively (see Note 5 for additional information). The pre-tax impact of impairment of long-lived assets during the second and fourth quarters of 2015 was $10,018 and $11,533, respectively (see Note 17 for additional information). The pre-tax impact of loss on early extinguishment of debt during the second quarter of 2015 was $7,295 (see Note 12 for additional information). Additionally, the Company’s consolidated statements of operations were materially affected during the fourth quarter of 2015 by a $54,911 dividend from our investment in Arby’s, which was recognized in investment income, net (see Note 18 for additional information).

(b)
The Company’s consolidated statements of operations were materially impacted by system optimization gains, net, reorganization and realignment costs and impairment of long-lived assets. The pre-tax impact of system optimization gains, net for the first and fourth quarters of 2014 was $72,977 and $17,483, respectively (see Note 3 for additional information). The pre-tax impact of reorganization and realignment costs for the first and fourth quarters of 2014 was $14,711 and $14,527, respectively (see Note 5 for additional information). The pre-tax impact of impairment of long-lived assets during the third and fourth quarters of 2014 was $8,618 and $8,389, respectively (see Note 17 for additional information).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of January 3, 2016. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of January 3, 2016, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of January 3, 2016. The assessment was performed using the criteria for effective internal control reflected in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for the Company, the management of the Company believes that as of January 3, 2016, internal control over financial reporting of the Company was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated March 3, 2016 on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Dublin, Ohio

We have audited the internal control over financial reporting of The Wendy’s Company and subsidiaries (the “Company”) as of January 3, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements as of and for the year ended January 3, 2016 and our report dated March 3, 2016, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Columbus, Ohio
March 3, 2016

Item 9B. Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to May 2, 2016 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1.    Financial Statements:

See Index to Financial Statements (Item 8).

2.	Financial Statement Schedules:

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in “Item 8. Financial Statements and Supplementary Data.”

3.	Exhibits:

Exhibits that are incorporated by reference to documents filed previously by the Company under the Securities Exchange Act of 1934, as amended, are filed with the Securities and Exchange Commission under File No. 001-02207, or File No. 001-08116 for documents filed by Wendy’s International, Inc. Copies of certain exhibits to this Form 10-K and such previously filed documents are available free of charge on our website at www.aboutwendys.com. Copies of exhibits to this Form 10-K that are not filed herewith and are unavailable on our website are instead available at a charge of $.25 per page upon written request to the Secretary of The Wendy’s Company at One Dave Thomas Boulevard, Dublin, Ohio 43017.

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of April 23, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated April 29, 2008 (SEC file no. 001-02207).

2.2
Side Letter Agreement, dated August 14, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.3 to Triarc’s Registration Statement on Form S-4, Amendment No.3, filed on August 15, 2008 (Reg. no. and SEC file no. 333-151336).

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

10.1
Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on May 19, 2005 (SEC file no. 001-02207).**

10.2
Form of Non-Incentive Stock Option Agreement under the Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on May 13, 1998 (SEC file no. 001-02207).**

10.3
Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.4
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 99.6 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.5
Form of Restricted Stock Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
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
10.10
First Amendment to Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.11
Second Amendment to The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.12
Form of Non-Incentive Stock Option Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.13
Form of Non-Incentive Stock Option Award Agreement for 2012 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.14
Form of Long Term Performance Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.15
Form of Long Term Performance Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended July 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.16
Form of Long Term Performance Unit Award Agreement for 2012 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.17
Form of Long Term Performance Unit Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended September 29, 2013 (SEC file no. 001-02207).**

10.18
Form of Long Term Performance Unit Award Agreement for 2014 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 30, 2014 (SEC file no. 001-02207).**

10.19
Form of Long Term Performance Unit Award Agreement for 2015 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 29, 2015 (SEC file no. 001-02207).**

10.20
Form of Restricted Stock Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of the Wendy’s/Arby’s Group, Inc. and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.21
Form of Restricted Stock Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.22
Form of Restricted Stock Unit Award Agreement for 2013 (ratable vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.23
Form of Restricted Stock Unit Award Agreement for 2013 (cliff vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.24
Form of Restricted Stock Unit Award Agreement for 2014 (version 1) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.21 of The Wendy’s Company Form 10-K for the fiscal year ended December 28, 2014 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.25
Form of Restricted Stock Unit Award Agreement for 2014 (version 2) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.22 of The Wendy’s Company Form 10-K for the fiscal year ended December 28, 2014 (SEC file no. 001-02207).**

10.26
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.27
Form of Non-Employee Director Restricted Stock Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.28
Form of Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.16 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-K for the fiscal year ended January 1, 2012 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.29
Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-Q for the quarter ended April 2, 2006 (SEC file no. 001-08116).**

10.30
Amendments to the Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.12 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.31
Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Annex C to the Wendy’s International, Inc. Definitive 2007 Proxy Statement, dated March 12, 2007 (SEC file no. 001-08116).**

10.32
First Amendment to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

10.33
Amendments to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.34
Form of Stock Option Award Letter for U.S. Grantees under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.35
Form of Stock Unit Award Agreement under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.36
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc. incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.37
Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 29, 2002 (SEC file no. 001-08116).**

10.38
First Amendment to the Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 31, 2006 (SEC file no. 001-08116).**

10.39
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10.24 to Wendy’s/Arby’s Group's Form 10-K for the fiscal year ended January 3, 2010 (SEC file no. 001-02207).**

10.40
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 3, incorporated herein by reference to Exhibit 10.25 to Wendy’s/Arby’s Group's Form 10-K for the fiscal year ended January 3, 2010 (SEC file no. 001-02207).**

10.41	Wendy’s International, LLC Executive Severance Pay Policy, effective as of December 14, 2015.* **
10.42
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.43
Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010, incorporated herein by reference to Exhibit 10.9 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.44
Amendment No. 2 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.45
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

10.46
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

10.47
Guarantee and Collateral Agreement, dated as of June 1, 2015, by and among Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.48
Management Agreement, dated as of June 1, 2015, by and among Wendy’s Funding, LLC, Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.49
Stock Purchase Agreement, dated as of June 2, 2015, by and between The Wendy’s Company and the persons listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company Current Report on Form 8-K filed on June 3, 2015 (SEC file no. 001-02207).

10.50
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 31, 2000 (SEC file no. 001-08116).

10.51
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207).

10.52
Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on November 8, 2000 (SEC file no. 001-02207).

10.53
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.54
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.55
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.56
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.57
Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.58
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

10.60
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

EXHIBIT NO.	DESCRIPTION
10.61
Assignment and Assumption of Lease, dated as of June 30, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.62
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

10.64
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

10.66
Amendment No. 1 to Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC, incorporated herein by reference to Exhibit 10.11 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).

10.67
Amendment No. 2 to Aircraft Lease Agreement dated June 29, 2011 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Form 10-Q for the quarter ended July 3, 2011 (SEC file no. 001-02207).

10.68
Extension and Amendment No. 3 to Aircraft Lease Agreement dated as of June 30, 2012 by and between The Wendy’s Company and TASCO, LLC, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).

10.69
Amended and Restated Aircraft Lease Agreement between The Wendy’s Company and TASCO, LLC dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on August 3, 2012 (SEC file no. 001-12207).

10.70
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).

10.71
Letter Agreement dated August 6, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.72
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

10.73
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

10.74
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

10.75
Amended and Restated Letter Agreement dated as of December 18, 2008 between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.76
Letter Agreement dated as of March 22, 2011, between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 10.4 of the Wendy’s/Arby’s Group and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.77
Letter Agreement between The Wendy’s Company and Stephen E. Hare dated as of May 7, 2013, incorporated herein by reference to Exhibit 10.7 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.78
Consulting Agreement between The Wendy’s Company and Stephen E. Hare dated as of May 7, 2013, incorporated herein by reference to Exhibit 10.8 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.79
Amended and Restated Letter Agreement dated as of December 18, 2008 between Roland C. Smith and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.5 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 28, 2008 (SEC file no. 001-02207).**

10.80
Letter from Roland C. Smith to The Wendy’s Company dated as of September 1, 2011, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.81
Letter Agreement dated as of December 18, 2008 by and between Wendy’s/Arby’s Group, Inc. and John D. Barker, incorporated herein by reference to Exhibit 10.75 of The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2012 (SEC file no. 001-02207).**

10.82
Letter Agreement dated as of January 28, 2009 by and between Wendy’s/Arby’s Group, Inc. and Darrell van Ligten, incorporated herein by reference to Exhibit 10.76 of The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2012 (SEC file no. 001-02207).**

10.83
Amendment to Letter Agreement dated March 23, 2012 by and between The Wendy’s Company and Darrell van Ligten, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended April 1, 2012 (SEC file no. 001-02207).**

10.84
Employment Agreement effective September 12, 2011 by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.85
Amendment to Employment Agreement effective as of June 2, 2014 between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.86
Special Executive Deferred Compensation Plan by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.87
Letter Agreement dated as of January 17, 2012 by and between The Wendy’s Company and R. Scott Toop, incorporated herein by reference to Exhibit 10.79 of The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2012 (SEC file no. 001-02207).**

10.88	Separation Agreement and Release executed on December 17, 2015 by and between Wendy’s International, LLC and R. Scott Toop.* **
10.89
Letter Agreement dated as of March 16, 2012 by and between The Wendy’s Company and Craig S. Bahner, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 1, 2012 (SEC file no. 001-02207).**

10.90
Letter Agreement dated as of April 23, 2012 by and between The Wendy’s Company and Scott Weisberg, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.91
Employment Letter between The Wendy’s Company and Todd Penegor dated as of May 8, 2013, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.92
Employment Letter between The Wendy’s Company and Robert Wright dated as of November 1, 2013, incorporated herein by reference to Exhibit 10.81 of The Wendy’s Company Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (SEC file no. 001-02207).**

10.93
Employment Letter between The Wendy’s Company and Liliana Esposito dated as of May 8, 2014, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.94
Employment Letter between The Wendy’s Company and Kurt Kane dated as of March 31, 2015, incorporated herein by reference to Exhibit 10.8 of The Wendy’s Company Form 10-Q for the quarter ended June 28, 2015.**

10.95
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.96
Form of Indemnification Agreement of The Wendy’s Company, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

EXHIBIT NO.	DESCRIPTION
10.97
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.98
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.99
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP.*
23.2	Consent of KPMG LLP.*
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*
99.1	Audited Financial Statements of TimWen Partnership.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

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

THE WENDY’S COMPANY (Registrant)
March 3, 2016	By: /s/ EMIL J. BROLICK
Emil J. Brolick
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2016 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Titles
/s/ EMIL J. BROLICK	Chief Executive Officer and Director
(Emil J. Brolick)	(Principal Executive Officer)
/s/ TODD A. PENEGOR	President and Chief Financial Officer
(Todd A. Penegor)	(Principal Financial Officer)
/s/ SCOTT A. KRISS	Senior Vice President, Chief Accounting and Tax Officer
(Scott A. Kriss)	(Principal Accounting Officer)
/s/ NELSON PELTZ	Chairman and Director
(Nelson Peltz)
/s/ PETER W. MAY	Vice Chairman and Director
(Peter W. May)
/s/ JANET HILL	Director
(Janet Hill)
/s/ DENNIS M. KASS	Director
(Dennis M. Kass)
/s/ JOSEPH A. LEVATO	Director
(Joseph A. Levato)
/s/ J. RANDOLPH LEWIS	Director
(J. Randolph Lewis)
/s/ MICHELLE J. MATHEWS-SPRADLIN	Director
(Michelle J. Mathews-Spradlin)
/s/ MATTHEW H. PELTZ	Director
(Matthew H. Peltz)
/s/ PETER H. ROTHSCHILD	Director
(Peter H. Rothschild)
/s/ DAVID E. SCHWAB II	Director
(David E. Schwab II)

Exhibit Index

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of April 23, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated April 29, 2008 (SEC file no. 001-02207).

2.2
Side Letter Agreement, dated August 14, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.3 to Triarc’s Registration Statement on Form S-4, Amendment No.3, filed on August 15, 2008 (Reg. no. and SEC file no. 333-151336).

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

10.1
Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on May 19, 2005 (SEC file no. 001-02207).**

10.2
Form of Non-Incentive Stock Option Agreement under the Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on May 13, 1998 (SEC file no. 001-02207).**

10.3
Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.4
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 99.6 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.5
Form of Restricted Stock Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.6
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.7
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.8
Form of Restricted Share Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.9	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).**
10.10
First Amendment to Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.11
Second Amendment to The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.12
Form of Non-Incentive Stock Option Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.13
Form of Non-Incentive Stock Option Award Agreement for 2012 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.14
Form of Long Term Performance Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.15
Form of Long Term Performance Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended July 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.16
Form of Long Term Performance Unit Award Agreement for 2012 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.17
Form of Long Term Performance Unit Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended September 29, 2013 (SEC file no. 001-02207).**

10.18
Form of Long Term Performance Unit Award Agreement for 2014 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 30, 2014 (SEC file no. 001-02207).**

10.19
Form of Long Term Performance Unit Award Agreement for 2015 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 29, 2015 (SEC file no. 001-02207).**

10.20
Form of Restricted Stock Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of the Wendy’s/Arby’s Group, Inc. and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.21
Form of Restricted Stock Unit Award Agreement for 2011 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.22
Form of Restricted Stock Unit Award Agreement for 2013 (ratable vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.23
Form of Restricted Stock Unit Award Agreement for 2013 (cliff vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.24
Form of Restricted Stock Unit Award Agreement for 2014 (version 1) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.21 of The Wendy’s Company Form 10-K for the fiscal year ended December 28, 2014 (SEC file no. 001-02207).**

10.25
Form of Restricted Stock Unit Award Agreement for 2014 (version 2) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.22 of The Wendy’s Company Form 10-K for the fiscal year ended December 28, 2014 (SEC file no. 001-02207).**

10.26
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.27
Form of Non-Employee Director Restricted Stock Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.28
Form of Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.16 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-K for the fiscal year ended January 1, 2012 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.29
Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-Q for the quarter ended April 2, 2006 (SEC file no. 001-08116).**

10.30
Amendments to the Wendy’s International, Inc. 2003 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.12 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.31
Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Annex C to the Wendy’s International, Inc. Definitive 2007 Proxy Statement, dated March 12, 2007 (SEC file no. 001-08116).**

10.32
First Amendment to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

10.33
Amendments to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.34
Form of Stock Option Award Letter for U.S. Grantees under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.35
Form of Stock Unit Award Agreement under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.36
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc. incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.37
Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 29, 2002 (SEC file no. 001-08116).**

10.38
First Amendment to the Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 31, 2006 (SEC file no. 001-08116).**

10.39
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10.24 to Wendy’s/Arby’s Group's Form 10-K for the fiscal year ended January 3, 2010 (SEC file no. 001-02207).**

10.40
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 3, incorporated herein by reference to Exhibit 10.25 to Wendy’s/Arby’s Group's Form 10-K for the fiscal year ended January 3, 2010 (SEC file no. 001-02207).**

10.41	Wendy’s International, LLC Executive Severance Pay Policy, effective as of December 14, 2015.* **
10.42
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.43
Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010, incorporated herein by reference to Exhibit 10.9 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.44
Amendment No. 2 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.45
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

10.46
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

EXHIBIT NO.	DESCRIPTION
10.47
Guarantee and Collateral Agreement, dated as of June 1, 2015, by and among Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.48
Management Agreement, dated as of June 1, 2015, by and among Wendy’s Funding, LLC, Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.49
Stock Purchase Agreement, dated as of June 2, 2015, by and between The Wendy’s Company and the persons listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company Current Report on Form 8-K filed on June 3, 2015 (SEC file no. 001-02207).

10.50
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 31, 2000 (SEC file no. 001-08116).

10.51
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207).

10.52
Indemnity Agreement, dated as of October 25, 2000 between Cadbury Schweppes plc and Triarc Companies, Inc., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on November 8, 2000 (SEC file no. 001-02207).

10.53
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.54
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.55
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.56
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.57
Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.58
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

10.60
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

10.61
Assignment and Assumption of Lease, dated as of June 30, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.62
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

10.64
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

10.66
Amendment No. 1 to Aircraft Lease Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC, incorporated herein by reference to Exhibit 10.11 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).

10.67
Amendment No. 2 to Aircraft Lease Agreement dated June 29, 2011 between Wendy’s/Arby’s Group, Inc. and TASCO, LLC, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Form 10-Q for the quarter ended July 3, 2011 (SEC file no. 001-02207).

10.68
Extension and Amendment No. 3 to Aircraft Lease Agreement dated as of June 30, 2012 by and between The Wendy’s Company and TASCO, LLC, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).

10.69
Amended and Restated Aircraft Lease Agreement between The Wendy’s Company and TASCO, LLC dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on August 3, 2012 (SEC file no. 001-12207).

10.70
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).

10.71
Letter Agreement dated August 6, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.72
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

10.73
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

10.74
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

10.75
Amended and Restated Letter Agreement dated as of December 18, 2008 between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.4 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.76
Letter Agreement dated as of March 22, 2011, between Stephen E. Hare and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 10.4 of the Wendy’s/Arby’s Group and Wendy’s/Arby’s Restaurants, LLC Form 10-Q for the quarter ended April 3, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.77
Letter Agreement between The Wendy’s Company and Stephen E. Hare dated as of May 7, 2013, incorporated herein by reference to Exhibit 10.7 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.78
Consulting Agreement between The Wendy’s Company and Stephen E. Hare dated as of May 7, 2013, incorporated herein by reference to Exhibit 10.8 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.79
Amended and Restated Letter Agreement dated as of December 18, 2008 between Roland C. Smith and Wendy’s/Arby’s Group, Inc., incorporated herein by reference to Exhibit 99.5 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 28, 2008 (SEC file no. 001-02207).**

10.80
Letter from Roland C. Smith to The Wendy’s Company dated as of September 1, 2011, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.81
Letter Agreement dated as of December 18, 2008 by and between Wendy’s/Arby’s Group, Inc. and John D. Barker, incorporated herein by reference to Exhibit 10.75 of The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2012 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.82
Letter Agreement dated as of January 28, 2009 by and between Wendy’s/Arby’s Group, Inc. and Darrell van Ligten, incorporated herein by reference to Exhibit 10.76 of The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2012 (SEC file no. 001-02207).**

10.83
Amendment to Letter Agreement dated March 23, 2012 by and between The Wendy’s Company and Darrell van Ligten, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended April 1, 2012 (SEC file no. 001-02207).**

10.84
Employment Agreement effective September 12, 2011 by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.85
Amendment to Employment Agreement effective as of June 2, 2014 between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.86
Special Executive Deferred Compensation Plan by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.87
Letter Agreement dated as of January 17, 2012 by and between The Wendy’s Company and R. Scott Toop, incorporated herein by reference to Exhibit 10.79 of The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2012 (SEC file no. 001-02207).**

10.88	Separation Agreement and Release executed on December 17, 2015 by and between Wendy’s International, LLC and R. Scott Toop.* **
10.89
Letter Agreement dated as of March 16, 2012 by and between The Wendy’s Company and Craig S. Bahner, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 1, 2012 (SEC file no. 001-02207).**

10.90
Letter Agreement dated as of April 23, 2012 by and between The Wendy’s Company and Scott Weisberg, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.91
Employment Letter between The Wendy’s Company and Todd Penegor dated as of May 8, 2013, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.92
Employment Letter between The Wendy’s Company and Robert Wright dated as of November 1, 2013, incorporated herein by reference to Exhibit 10.81 of The Wendy’s Company Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (SEC file no. 001-02207).**

10.93
Employment Letter between The Wendy’s Company and Liliana Esposito dated as of May 8, 2014, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.94
Employment Letter between The Wendy’s Company and Kurt Kane dated as of March 31, 2015, incorporated herein by reference to Exhibit 10.8 of The Wendy’s Company Form 10-Q for the quarter ended June 28, 2015.**

10.95
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.96
Form of Indemnification Agreement of The Wendy’s Company, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.97
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.98
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.99
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP.*
23.2	Consent of KPMG LLP.*
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

EXHIBIT NO.	DESCRIPTION
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-K.*
99.1	Audited Financial Statements of TimWen Partnership.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_______________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

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