Form 10-Q
period 2016-04-03
Wendy's Co
filed 2016-05-11
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2016

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
Yes [ ] No [x]

There were 266,532,514 shares of The Wendy’s Company common stock outstanding as of May 5, 2016.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	April 3, 2016	January 3, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$312,923	$327,216
Restricted cash	41,782	42,869
Accounts and notes receivable	87,999	104,854
Inventories	3,607	4,312
Prepaid expenses and other current assets	74,179	69,919
Advertising funds restricted assets	86,865	67,399
Total current assets	607,355	616,569
Properties	1,235,596	1,227,944
Goodwill	767,455	770,781
Other intangible assets	1,333,584	1,339,587
Investments	61,253	58,369
Other assets	145,067	95,470
Total assets	$4,150,310	$4,108,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,462	$23,290
Accounts payable	36,369	53,681
Accrued expenses and other current liabilities	110,299	124,404
Advertising funds restricted liabilities	86,865	67,399
Total current liabilities	256,995	268,774
Long-term debt	2,478,581	2,402,823
Deferred income taxes	452,173	459,713
Other liabilities	228,972	224,496
Total liabilities	3,416,721	3,355,806
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,873,246	2,874,752
Accumulated deficit	(347,486)	(356,632)
Common stock held in treasury, at cost; 202,028 and 198,109 shares, respectively	(1,781,511)	(1,741,425)
Accumulated other comprehensive loss	(57,702)	(70,823)
Total stockholders’ equity	733,589	752,914
Total liabilities and stockholders’ equity	$4,150,310	$4,108,720

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	April 3, 2016	March 29, 2015
	(Unaudited)
Revenues:
Sales	$259,332	$357,569
Franchise revenues	119,455	94,200
	378,787	451,769
Costs and expenses:
Cost of sales	214,736	305,111
General and administrative	64,646	59,698
Depreciation and amortization	32,345	35,545
System optimization (gains) losses, net	(8,426)	805
Reorganization and realignment costs	3,250	4,613
Impairment of long-lived assets	7,105	1,937
Other operating expense, net	1,302	6,149
	314,958	413,858
Operating profit	63,829	37,911
Interest expense	(28,109)	(12,743)
Other income, net	262	239
Income from continuing operations before income taxes	35,982	25,407
Provision for income taxes	(10,619)	(7,257)
Income from continuing operations	25,363	18,150
Net income from discontinued operations	—	9,357
Net income	$25,363	$27,507

Basic income per share:
Continuing operations	$.09	$.05
Discontinued operations	—	.03
Net income	$.09	$.08

Diluted income per share:
Continuing operations	$.09	$.05
Discontinued operations	—	.03
Net income	$.09	$.07

Dividends per share	$.06	$.055

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended
	April 3, 2016	March 29, 2015
	(Unaudited)

Net income	$25,363	$27,507
Other comprehensive income (loss), net:
Foreign currency translation adjustment	12,676	(17,395)
Change in unrecognized pension loss, net of income tax benefit of $124	—	(203)
Effect of cash flow hedges, net of income tax (provision) benefit of $(278) and $1,502, respectively	445	(2,466)
Other comprehensive income (loss), net	13,121	(20,064)
Comprehensive income	$38,484	$7,443

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	April 3, 2016	March 29, 2015
	(Unaudited)
Cash flows from operating activities:
Net income	$25,363	$27,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,290	36,880
Share-based compensation	5,081	5,068
Impairment of long-lived assets	7,105	1,937
Deferred income tax	(8,365)	9,309
Excess tax benefits from share-based compensation	(933)	(26,978)
Non-cash rent (income) expense, net	(1,962)	1,789
Net receipt (recognition) of deferred vendor incentives	12,810	(2,532)
System optimization (gains) losses, net	(8,426)	813
Distributions received from TimWen joint venture	2,689	2,378
Equity in earnings in joint ventures, net	(1,899)	(2,042)
Accretion of long-term debt	304	300
Amortization of deferred financing costs	1,869	615
Reclassification of unrealized losses on cash flow hedges	723	—
Other, net	2,804	(2,804)
Changes in operating assets and liabilities:
Restricted cash	42	—
Accounts and notes receivable	(1,843)	(5,040)
Inventories	431	891
Prepaid expenses and other current assets	(3,665)	(5,641)
Accounts payable	854	4,043
Accrued expenses and other current liabilities	(18,998)	(24,753)
Net cash provided by operating activities	47,274	21,740
Cash flows from investing activities:
Capital expenditures	(38,858)	(61,280)
Acquisitions	(2,209)	(1,232)
Dispositions	41,185	6,283
Payments for investments	(64)	(2,000)
Notes receivable, net	(1,327)	(151)
Changes in restricted cash	1,045	—
Net cash used in investing activities	(228)	(58,380)
Cash flows from financing activities:
Repayments of long-term debt	(6,696)	(9,444)
Deferred financing costs	(138)	(112)
Repurchases of common stock	(47,601)	(36,963)
Dividends	(16,214)	(20,199)
Proceeds from stock option exercises	3,674	17,124
Excess tax benefits from share-based compensation	933	26,978
Net cash used in financing activities	(66,042)	(22,616)
Net cash used in operations before effect of exchange rate changes on cash	(18,996)	(59,256)
Effect of exchange rate changes on cash	4,703	(5,158)
Net decrease in cash and cash equivalents	(14,293)	(64,414)
Cash and cash equivalents at beginning of period	327,216	267,276
Cash and cash equivalents at end of period	$312,923	$202,862

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Three Months Ended
	April 3, 2016	March 29, 2015
	(Unaudited)
Supplemental cash flow information:
Cash paid for:
Interest	$26,045	$11,968
Income taxes, net of refunds	2,421	4,093

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$13,847	$30,781
Capitalized lease obligations	79,946	11,588

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of April 3, 2016 and the results of our operations and cash flows for the three months ended April 3, 2016 and March 29, 2015. The results of operations for the three months ended April 3, 2016 are not necessarily indicative of the results to be expected for the full 2016 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (the “Form 10-K”).

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

On May 31, 2015, Wendy’s completed the sale of its company-owned bakery, The New Bakery Company, LLC and its subsidiaries (collectively, the “Bakery”), a 100% owned subsidiary of Wendy’s. As a result of the sale of the Bakery, as further discussed in Note 2, the Bakery’s results of operations for the three months ended March 29, 2015 have been included in “Net income from discontinued operations” in our condensed consolidated statements of operations.

In connection with the reimaging of restaurants as part of our Image Activation program, we have recorded accelerated depreciation of $1,822 during the three months ended April 3, 2016, on certain long-lived assets to reflect their use over shortened estimated useful lives. We describe the circumstances under which we record accelerated depreciation and amortization for properties in our Form 10-K.

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

In conjunction with the Bakery sale, Wendy’s entered into a transition services agreement with the Buyer, pursuant to which Wendy’s provided certain continuing corporate and shared services to the Buyer through March 31, 2016 for no additional consideration. A purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”), established by Wendy’s and its franchisees, agreed to continue to source sandwich buns from the Bakery, for a specified time period following the sale of the Bakery. As a result, Wendy’s paid the Buyer $2,602 for the purchase of sandwich buns during the three months ended April 3, 2016, which has been recorded to “Cost of sales.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Information related to the Bakery has been reflected in the accompanying condensed consolidated financial statements as follows:

•	Balance sheets - As a result of our sale of the Bakery on May 31, 2015, there are no remaining Bakery assets and liabilities.

•	Statements of operations - The Bakery’s results of operations for the three months ended March 29, 2015 have been presented as discontinued operations.

•	Statements of cash flows - The Bakery’s cash flows for the three months ended March 29, 2015 have been included in, and not separately reported from, our consolidated cash flows.

The following table presents the Bakery’s results of operations which have been included in discontinued operations:

Three Months Ended
March 29, 2015
Revenues (a)	$14,477
Cost of sales (b)	1,839
16,316
General and administrative	(614)
Depreciation and amortization (c)	(1,335)
Other expense, net (d)	(22)
Income from discontinued operations before income taxes	14,345
Provision for income taxes	(4,988)
Net income from discontinued operations	$9,357
_______________

(a)	Includes sales of sandwich buns and related products previously reported in “Sales” as well as rental income.

(b)
Amount includes a reduction to cost of sales of $12,486, as further described in the Form 10-K, resulting from the reversal of a liability recorded during 2013 associated with the Bakery’s withdrawal from a multiemployer pension plan.

(c)	Included in “Depreciation and amortization” in our condensed consolidated statements of cash flows for the periods presented.

(d)	Includes net losses on sales of other assets. During the three months ended March 29, 2015, the Bakery received cash proceeds of $9 resulting in net losses on sales of other assets of $8.

The Bakery’s capital expenditures were $587 for the three months ended March 29, 2015, which are included in “Capital expenditures” in our condensed consolidated statements of cash flows.

(3) System Optimization (Gains) Losses, Net

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from company-owned restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as helping to facilitate franchisee-to-franchisee restaurant transfers. In February 2015, the Company announced plans to sell approximately 540 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the end of 2016. During 2015, 2014 and 2013, the Company completed the sale of 327, 255 and 244 company-owned restaurants to franchisees, respectively, which included the sale of all of its company-owned restaurants in Canada. In addition, the Company helped facilitate the transfer of 113 restaurants between franchisees during the three months ended April 3, 2016. The Company expects to complete its plan to reduce company-owned restaurant ownership to approximately 5% of the total system with the sale of approximately 260 restaurants during the remainder of 2016, of which 86 restaurants were classified as held for sale as of April 3, 2016.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Gains and losses recognized on dispositions are recorded to “System optimization (gains) losses, net” in our condensed consolidated statements of operations. Costs related to our system optimization initiative are recorded to “Reorganization and realignment costs,” and include severance and employee related costs, professional fees and other associated costs, which are further described in Note 5.

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended
	April 3, 2016	March 29, 2015
Number of restaurants sold to franchisees	55	17

Proceeds from sales of restaurants	$39,615	$4,581
Net assets sold (a)	(17,055)	(2,222)
Goodwill related to sales of restaurants	(6,376)	(1,023)
Net unfavorable leases (b)	(4,906)	(528)
Other	(795)	(402)
	10,483	406
Post-closing adjustments on sales of restaurants	(2,135)	(1,573)
Gain (loss) on sales of restaurants, net	8,348	(1,167)

Gain on sales of other assets, net (c)	78	362
System optimization gains (losses), net	$8,426	$(805)
_______________

(a)	Net assets sold consisted primarily of inventory and equipment.

(b)
During the three months ended April 3, 2016 and March 29, 2015, the Company recorded favorable lease assets of $183 and $2,379, respectively, and unfavorable lease liabilities of $5,089 and $2,907, respectively, as a result of leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with sales of restaurants.

(c)	During the three months ended April 3, 2016 and March 29, 2015, the Company received cash proceeds of $1,570 and $1,693, respectively, primarily from the sale of surplus properties.

Assets Held for Sale

	April 3, 2016	January 3, 2016
Number of restaurants classified as held for sale	86	99
Net restaurant assets held for sale (a)	$41,622	$50,262

Other assets held for sale (a)	$6,925	$7,124
_______________

(a)
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) Acquisitions

The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for acquisitions of franchised restaurants:

	Three Months Ended
	April 3, 2016	March 29, 2015
Restaurants acquired from franchisees	2	4

Total consideration paid, net of cash received	$2,209	$1,232
Identifiable assets acquired and liabilities assumed:
Properties	2,218	1,350
Acquired franchise rights	—	780
Other assets	9	109
Capital leases obligations	—	(706)
Unfavorable leases	—	(440)
Other liabilities	(18)	(40)
Total identifiable net assets	2,209	1,053
Goodwill	$—	$179

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended
	April 3, 2016	March 29, 2015
G&A realignment	$527	$4,163
System optimization initiative	2,723	450
Reorganization and realignment costs	$3,250	$4,613

G&A Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. The Company recognized costs totaling $527 during the three months ended April 3, 2016 and $23,795 in aggregate since inception. The Company expects to incur additional costs aggregating approximately $1,300 during the remainder of 2016, comprised primarily of recruitment and relocation costs for the reinvestment in resources to drive long-term growth.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded as a result of our G&A realignment plan:

	Three Months Ended		Total Incurred Since Inception
	April 3, 2016	March 29, 2015
Severance and related employee costs (a)	$(24)	$1,982	$14,904
Recruitment and relocation costs	540	470	2,407
Other	11	32	148
	527	2,484	17,459
Share-based compensation (b)	—	1,679	6,336
Total G&A realignment	$527	$4,163	$23,795
_______________

(a)	The three months ended April 3, 2016 includes a reversal of an accrual of $32 as a result of a change in estimate.

(b)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our G&A realignment plan.

The tables below present a rollforward of our accruals for our G&A realignment plan, which are included in “Accrued expenses and other current liabilities” and “Other liabilities.”

	Balance January 3, 2016	Charges	Payments	Balance April 3, 2016
Severance and related employee costs	$3,431	$(24)	$(1,673)	$1,734
Recruitment and relocation costs	144	540	(386)	298
Other	—	11	(11)	—
	$3,575	$527	$(2,070)	$2,032

	Balance December 28, 2014	Charges	Payments	Balance March 29, 2015
Severance and related employee costs	$11,609	$1,982	$(3,386)	$10,205
Recruitment and relocation costs	149	470	(398)	221
Other	5	32	(37)	—
	$11,763	$2,484	$(3,821)	$10,426

System Optimization Initiative

The Company has recognized costs related to its system optimization initiative which includes a shift from company-owned restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as helping to facilitate franchisee-to-franchisee restaurant transfers. The Company expects to incur additional costs of approximately $5,900 during the remainder of 2016, which are primarily comprised of professional fees of approximately $5,200 and accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that will be sold to franchisees of approximately $700.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Three Months Ended		Total Incurred Since Inception
	April 3, 2016	March 29, 2015
Severance and related employee costs	$—	$326	$18,152
Professional fees	1,701	41	10,874
Other	77	83	5,548
	1,778	450	34,574
Accelerated depreciation and amortization (a)	945	—	24,743
Share-based compensation (b)	—	—	5,013
Total system optimization initiative	$2,723	$450	$64,330
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

	Balance January 3, 2016	Charges	Payments	Balance April 3, 2016
Severance and related employee costs	$77	$—	$(16)	$61
Professional fees	708	1,701	(1,988)	421
Other	90	77	(117)	50
	$875	$1,778	$(2,121)	$532

	Balance December 28, 2014	Charges	Payments	Balance March 29, 2015
Severance and related employee costs	$2,235	$326	$(1,999)	$562
Professional fees	146	41	(52)	135
Other	423	83	(3)	503
	$2,804	$450	$(2,054)	$1,200

(6) Investments

Equity Investments

Wendy’s has a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. (Tim Hortons™ is a registered trademark of Tim Hortons USA Inc.) In addition, the Company has a 20% share in a joint venture for the operation of Wendy’s restaurants in Brazil (the “Brazil JV”). The Company has significant influence over these investees. Such investments are accounted for using the equity method of accounting, under which our results of operations include our share of the income (loss) of the investees in “Other operating expense, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is an unaudited summary of activity related to our investment in TimWen and the Brazil JV included in “Investments” in our condensed consolidated financial statements:

	Three Months Ended
	April 3, 2016	March 29, 2015
Balance at beginning of period	$55,541	$69,790

Investment	64	—

Equity in earnings for the period	2,449	2,625
Amortization of purchase price adjustments (a)	(550)	(583)
	1,899	2,042
Distributions received	(2,689)	(2,378)
Foreign currency translation adjustment included in “Other comprehensive income (loss), net”	3,609	(5,476)
Balance at end of period	$58,424	$63,978
_______________

(a)	Purchase price adjustments which impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

(7) Fair Value Measurements

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	April 3, 2016		January 3, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$58,386	$58,386	$45,339	$45,339	Level 1
Non-current cost method investments (a)	2,829	269,393	2,828	249,870	Level 3

Financial liabilities
Series 2015-1 Class A-2-I Notes (b)	870,625	853,648	872,813	849,106	Level 2
Series 2015-1 Class A-2-II Notes (b)	895,500	871,254	897,750	879,795	Level 2
Series 2015-1 Class A-2-III Notes (b)	497,500	483,060	498,750	484,648	Level 2
7% debentures, due in 2025 (b)	87,361	101,000	87,057	100,500	Level 2
Guarantees of franchisee loan obligations (c)	839	839	851	851	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s Restaurant Group, Inc. (“Arby’s”) is based on applying a multiple to Arby’s adjusted earnings before income taxes, depreciation and amortization per its current unaudited financial information. The carrying value of our indirect investment in Arby’s was reduced to zero during 2013 in connection with the receipt of a dividend. The fair values of our remaining investments are not significant and are based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments.

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

The carrying amounts of cash, accounts payable and accrued expenses approximated fair value due to the short-term nature of those items. The carrying amounts of accounts and notes receivable (both current and non-current) approximated fair value due to the effect of the related allowance for doubtful accounts. Our cash and cash equivalents and guarantees are the only financial assets and liabilities measured and recorded at fair value on a recurring basis.

Derivative Instruments

The Company’s primary objective for entering into interest rate swap agreements was to manage its exposure to changes in interest rates, as well as to maintain an appropriate mix of fixed and variable rate debt.

Our derivative instruments for the three months ended March 29, 2015 included seven forward starting interest rate swaps designated as cash flow hedges to change the floating rate interest payments associated with $350,000 and $100,000 in borrowings under the Term A Loans and Term B Loans, respectively, to fixed rate interest payments beginning June 30, 2015 and maturing on December 31, 2017. In May 2015, the Company terminated these interest rate swaps and paid $7,275, which was recorded against the derivative liability. The unrealized loss on the cash flow hedges at termination of $7,275 is being reclassified on a straight-line basis from “Accumulated other comprehensive loss” to “Interest expense” beginning June 30, 2015, the original effective date of the interest rate swaps through December 31, 2017, the original maturity date of the interest rate swaps. As a result, the three months

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

ended April 3, 2016 include the reclassification of unrealized losses on the cash flow hedges of $723 from “Accumulated other comprehensive loss” to “Interest expense.”

There was no hedge ineffectiveness from these cash flows hedges through their termination in May 2015.

Non-Recurring Fair Value Measurements

Assets and liabilities remeasured to fair value on a non-recurring basis during the three months ended April 3, 2016 and the year ended January 3, 2016 resulted in impairment which we have recorded to “Impairment of long-lived assets” in our condensed consolidated statements of operations.

Total losses for the three months ended April 3, 2016 and the year ended January 3, 2016 reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements and favorable lease assets) to fair value as a result of the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants. Total losses for the year ended January 3, 2016 also include the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements and favorable lease assets) to fair value as a result of declines in operating performance at company-owned restaurants. The fair value of long-lived assets held and used presented in the tables below represents the remaining carrying value and was estimated based on either discounted cash flows of future anticipated lease and sublease income or current market values.

Total losses for the three months ended April 3, 2016 and the year ended January 3, 2016 also include the impact of remeasuring long-lived assets held for sale which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 8 for more information on impairment of our long-lived assets.

		Fair Value Measurements			Three Months Ended April 3, 2016 Total Losses
	April 3, 2016	Level 1	Level 2	Level 3
Held and used	$4,247	$—	$—	$4,247	$7,001
Held for sale	967	—	—	967	104
Total	$5,214	$—	$—	$5,214	$7,105

		Fair Value Measurements			2015 Total Losses
	January 3, 2016	Level 1	Level 2	Level 3
Held and used	$10,244	$—	$—	$10,244	$22,346
Held for sale	4,328	—	—	4,328	2,655
Total	$14,572	$—	$—	$14,572	$25,001

(8) Impairment of Long-Lived Assets

During the three months ended April 3, 2016 and March 29, 2015, the Company recorded impairment charges on long-lived assets as a result of (1) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of company-owned restaurants and (2) closing company-owned restaurants and classifying such properties as held for sale. The Company may recognize additional impairment charges resulting from leasing or subleasing additional properties to franchisees in connection with sales of company-owned restaurants to franchisees.

Additionally, during the three months ended March 29, 2015, the Company recorded impairment charges on long-lived assets as a result of the deterioration in operating performance of certain company-owned restaurants and charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended
	April 3, 2016	March 29, 2015
Restaurants leased or subleased to franchisees	$7,001	$705
Surplus properties	104	758
Company-owned restaurants	—	474
	$7,105	$1,937

(9) Income Taxes

The Company’s effective tax rate on income from continuing operations for the three months ended April 3, 2016 and March 29, 2015 was 29.5% and 28.6%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) changes to valuation allowances on state net operating loss carryforwards, (2) state income taxes net of federal benefits, including changes to state deferred taxes, (3) the impact of non-deductible goodwill disposed of in connection with our system optimization initiative described in Note 3, (4) foreign rate differential, (5) employment credits and (6) adjustments related to prior year tax matters, including changes to unrecognized tax benefits. During the three months ended March 29, 2015, we concluded two state income tax examinations which resulted in the recognition of a net tax benefit of $1,872.

(10) Net Income Per Share

Basic net income per share was computed by dividing net income amounts by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended
	April 3, 2016	March 29, 2015
Common stock:
Weighted average basic shares outstanding	270,214	366,584
Dilutive effect of stock options and restricted shares	4,536	6,624
Weighted average diluted shares outstanding	274,750	373,208

Diluted net income per share for the three months ended April 3, 2016 and March 29, 2015 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 3,726 and 765 for the three months ended April 3, 2016 and March 29, 2015, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(11) Stockholders’ Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Three Months Ended
	April 3, 2016	March 29, 2015
Balance at beginning of period	$752,914	$1,717,576
Comprehensive income	38,484	7,443
Cash dividends	(16,214)	(20,199)
Repurchases of common stock	(48,268)	(36,963)
Share-based compensation	5,081	5,068
Exercises of stock options	3,216	16,533
Vesting of restricted shares	(2,378)	(502)
Tax benefit from share-based compensation	708	26,858
Other	46	46
Balance at end of period	$733,589	$1,715,860

Repurchases of Common Stock

On June 1, 2015, our Board of Directors authorized a repurchase program for up to $1,400,000 of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible. During the three months ended April 3, 2016, the Company repurchased 4,885 shares with an aggregate purchase price of $48,195, of which $2,367 was accrued at April 3, 2016 and excluding commissions of $73. As of April 3, 2016, the Company had $329,961 remaining availability under its June 2015 authorization. Subsequent to April 3, 2016 through May 5, 2016, the Company repurchased 1,981 shares with an aggregate purchase price of $21,855, excluding commissions of $30.

In August 2014, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. During the three months ended March 29, 2015, the Company repurchased 3,342 shares with an aggregate purchase price of $36,912, excluding commissions of $51. The August 2014 authorization was completed during the third quarter of 2015.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges (a)	Pension	Total
Balance at January 3, 2016	$(66,163)	$(3,571)	$(1,089)	$(70,823)
Current-period other comprehensive income	12,676	445	—	13,121
Balance at April 3, 2016	$(53,487)	$(3,126)	$(1,089)	$(57,702)

Balance at December 28, 2014	$(28,363)	$(2,044)	$(887)	$(31,294)
Current-period other comprehensive loss	(17,395)	(2,466)	(203)	(20,064)
Balance at March 29, 2015	$(45,758)	$(4,510)	$(1,090)	$(51,358)
_______________

(a)
Current-period other comprehensive loss for the three months ended March 29, 2015 includes the effect of changes in unrealized losses on cash flow hedges, net of tax. The three months ended April 3, 2016 includes the reclassification of unrealized losses on cash flow hedges of $445 from “Accumulated other comprehensive loss” to our condensed

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

consolidated statements of operations consisting of $723 recorded to “Interest expense,” net of the related income tax benefit of $278 recorded to “Provision for income taxes.” See Note 7 for more information.

The cumulative gains and losses on these items are included in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets.

(12) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

Transactions with QSCC

Wendy’s received $46 of lease income from its purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) during both the three months ended April 3, 2016 and March 29, 2015, which has been recorded as a reduction to “General and administrative.”

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Prior to the second quarter of 2015, Wendy’s operated certain of the Wendy’s/Tim Hortons combo units in Canada and subleased some of the restaurant facilities to franchisees. As a result of the Company completing its plan to sell all of its company-owned restaurants in Canada to franchisees during the second quarter of 2015, all of the restaurant facilities are subleased to franchisees. During the three months ended April 3, 2016 and March 29, 2015, Wendy’s paid TimWen $2,636 and $2,628, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $50 and $56 during the three months ended April 3, 2016 and March 29, 2015, respectively, which has been included as a reduction to “General and administrative.”

(13) Guarantees and Other Commitments and Contingencies

Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Franchisee Image Activation Incentive Programs

In order to promote Image Activation new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty payments for the first three years of operation for qualifying new restaurants opened by December 31, 2016.

Wendy’s also has incentive programs for 2016 and 2017 for franchisees that commence Image Activation restaurant remodels during those years. The incentive programs provide reductions in royalty payments for one year or two years after the completion of construction, depending on the type of remodel. In 2015, Wendy’s added an additional incentive to the 2016 program described above to include waiving the franchise agreement renewal fee for certain types of remodels.
In addition, Wendy’s had incentive programs that included reductions in royalty payments in 2015.

Franchisee Image Activation Financing Program

Wendy’s executed an agreement in 2013 to partner with a third-party lender to establish a financing program for franchisees that participate in our Image Activation program. Under the program, the lender has agreed to provide loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under Wendy’s Image Activation program. To support the program, Wendy’s provided to the lender a $6,000 irrevocable stand-by letter of credit, which was issued on July 1, 2013 and was cash collateralized. During the three months ended April 3, 2016, the Company entered into an agreement to reduce the letter of credit from $6,000 to $1,000 due to franchisees successfully obtaining financing independently. Subsequent to April 3, 2016, the new irrevocable letter of credit of $1,000 was issued against the securitized financing facility and the $6,000 letter of credit was terminated.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former company-owned restaurant locations now operated by franchisees, amounting to $36,215 as of April 3, 2016. These leases extend through 2050. We have not received any notice of default related to these leases as of April 3, 2016. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $1,553 as of April 3, 2016. These leases expire on various dates through 2021.

Letters of Credit

As of April 3, 2016, the Company had outstanding letters of credit with various parties totaling $39,996, of which $12,165 were cash collateralized. The outstanding letters of credit include amounts outstanding against the securitized financing facility and for the Image Activation financing program described above. The related cash collateral is classified as “Restricted cash” in the condensed consolidated balance sheets. We do not expect any material loss to result from these letters of credit.

(14) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of April 3, 2016, the Company had accruals for all of its legal and environmental matters aggregating $4,441. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

(15) New Accounting Standards

New Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an amendment which modifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as statement of cash flows presentation. The amendment is effective commencing with our 2017 fiscal year. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March 2016, the FASB issued an amendment which clarifies the steps for assessing triggering events of embedded contingent put and call options within debt instruments. The amendment is effective commencing with our 2017 fiscal year. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March 2016, the FASB issued an amendment related to equity method accounting which eliminates the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in level of ownership interest or degree of influence. The amendment is effective commencing with our 2017 fiscal year. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In May 2014, the FASB issued amended guidance for revenue recognition. Subsequently, the FASB issued an amendment to defer for one year the effective date of the new standard on revenue recognition, as well as issued additional clarifying amendments. The new standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new standard supersedes most current revenue recognition guidance, including industry-specific guidance, and is now effective commencing with our 2018 fiscal year. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

New Accounting Standards Adopted

In September 2015, the FASB issued an amendment that requires an acquirer to recognize adjustments to provisional amounts during the measurement period, in the period such adjustments are identified, rather than retrospectively adjusting previously reported amounts. The Company adopted this amendment, prospectively, during the first quarter of 2016. The adoption of this guidance did not impact our consolidated financial statements.

In April 2015, the FASB issued an amendment that clarifies the accounting for fees paid in a cloud computing arrangement. The amendment provides guidance to customers about whether a cloud computing arrangement includes a software license. The Company adopted this amendment, prospectively, during the first quarter of 2016. The adoption of this guidance did not materially impact our consolidated financial statements.

In February 2015, the FASB issued an amendment which revises the consolidation requirements and significantly changes the consolidation analysis required under current guidance. The Company adopted this amendment, prospectively, during the first quarter of 2016. The adoption of this guidance did not impact our consolidated financial statements.

In June 2014, the FASB issued an amendment to clarify that a performance target that affects vesting and which could be achieved after the requisite service period should be treated as a performance condition and therefore should not be reflected in estimating the grant-date fair value of the award. The Company adopted this amendment during the first quarter of 2016. The adoption of this guidance did not impact our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (the “Form 10-K”). There have been no material changes as of April 3, 2016 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding Item 1 of Part II. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

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

Executive Overview

Sale of the Bakery

On May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in The New Bakery Company, LLC and its subsidiaries (collectively, the “Bakery”) to East Balt US, LLC (the “Buyer”) for $78.5 million in cash (subject to customary purchase price adjustments). In conjunction with the Bakery sale, Wendy’s entered into a transition services agreement with the Buyer, pursuant to which Wendy’s provided certain continuing corporate and shared services to the Buyer through March 31, 2016 for no additional consideration. As a result of the sale of the Bakery, the Bakery’s results of operations for the first quarter of 2015 have been included in “Net income from discontinued operations” in our condensed consolidated statements of operations.

Our Continuing Business

As of April 3, 2016, the Wendy’s restaurant system was comprised of 6,482 restaurants, of which 582 were owned and operated by the Company. All of our company-owned restaurants are located in the U.S. as a result of the Company completing its initiative during the second quarter of 2015 to sell all company-owned restaurants in Canada to franchisees.

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

Wendy’s revenues for the first quarter of 2016 include: (1) $259.3 million of sales at company-owned restaurants and (2) $80.8 million of royalty revenue, $30.6 million of rental income and $8.1 million of franchise fees from franchisees. Substantially all of our Wendy’s royalty agreements provide for royalties of 4.0% of franchisees’ revenues.

Key Business Measures

We track our results of operations and manage our business using the following key business measures, which include non-GAAP financial measures:

•	Same-Restaurant Sales
The Company has revised its reporting methodology for same-restaurant sales, beginning with the first quarter of 2016, to simplify the reporting of its same-restaurant sales performance for reimaged restaurants. Using the new methodology, the Company includes restaurants in its comparable sales base as soon as reimaged restaurants reopen (the “New Method”). Reimaged restaurants previously entered the comparable sales base after they had been open for three continuous months (the “Old Method”). There is no change in the methodology for new restaurants, which will continue to be excluded from same-restaurant sales until they have been open for 15 continuous months. The tables summarizing the results of operations below provide the same-restaurant sales percent change using the New Method, as well as the Old Method. The New Method is consistent with the metric used by our management for internal reporting and analysis. Same-restaurant sales exclude the impact of currency translation.

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

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from company-owned restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as helping to facilitate franchisee-to-franchisee restaurant transfers. In February 2015, the Company announced plans to sell approximately 540 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the end of 2016. During 2015, 2014 and 2013, the Company completed the sale of 327, 255 and 244 company-owned restaurants to franchisees, respectively, which included the sale of all its company-owned restaurants in Canada.

During the first quarter of 2016 and 2015, the Company completed the sale of 55 and 17 company-owned restaurants to franchisees, respectively. The Company recognized a net (gain) loss totaling $(8.4 million) and $0.8 million on the sale of company-owned restaurants and other assets during the first quarter of 2016 and 2015, respectively, which were recorded to “System optimization (gains) losses, net” in our condensed consolidated statements of operations. In addition, the Company helped facilitate the transfer of 113 restaurants between franchisees during the first quarter of 2016. The Company expects to complete its plan to reduce company-owned restaurant ownership to approximately 5% of the total system with the sale of approximately 260 restaurants during the remainder of 2016, of which 86 restaurants were classified as held for sale as of April 3, 2016.

Costs related to our system optimization initiative are recorded to “Reorganization and realignment costs.” During the first quarter of 2016 and 2015, the Company recognized costs totaling $2.7 million and $0.4 million, respectively, which primarily included severance and related employee costs. The Company expects to incur additional costs of approximately $5.9 million during the remainder of 2016 in connection with its system optimization initiative, which are primarily comprised of professional fees of $5.2 million and accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that will be sold to franchisees of approximately $0.7 million.

G&A Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. Costs related to G&A realignment are recorded to “Reorganization and realignment costs.” The Company recognized costs totaling $0.6 million and $4.2 million during the first quarter of 2016 and 2015, respectively, which primarily included recruitment and relocation costs in 2016 and severance and related employee costs and share-based compensation in 2015. The Company expects to incur additional costs aggregating approximately $1.3 million during the remainder of 2016, comprised primarily of recruitment and relocation costs for the reinvestment in resources to drive long-term growth.

Related Party Transactions

TimWen Lease and Management Fees

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Prior to the second quarter of 2015, Wendy’s operated certain of the Wendy’s/Tim Hortons combo units in Canada and subleased some of the restaurant facilities to franchisees. As a result of the Company completing its plan to sell all of its company-owned restaurants in Canada to franchisees during the second quarter of 2015, all of the restaurant facilities are subleased to franchisees. During both the first quarter of 2016 and 2015, Wendy’s paid TimWen $2.6 million under these lease agreements. TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $0.1 million during both the first quarter of 2016 and 2015, which has been included as a reduction to “General and administrative.”

Franchisee Incentive Programs

Franchisee Image Activation Financing Program

Wendy’s executed an agreement in 2013 to partner with a third-party lender to establish a financing program for franchisees that participate in our Image Activation program. Under the program, the lender has agreed to provide loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under Wendy’s Image Activation program. To support the program, Wendy’s provided to the lender a $6.0 million irrevocable stand-by letter of credit, which was issued on July 1, 2013 and was cash collateralized. During the first quarter of 2016, the Company entered into an agreement to reduce the letter of credit from $6.0 million to $1.0 million due to franchisees successfully obtaining financing independently. Subsequent to April 3, 2016, the new irrevocable letter of credit of $1.0 million was issued against the securitized financing facility and the $6.0 million letter of credit was terminated.

Results of Operations

The tables included throughout Results of Operations set forth in millions the Company’s consolidated results of operations for the first quarter of 2016 and 2015. As a result of the sale of the Bakery discussed above in “Introduction - Sale of the Bakery,” the Bakery’s results of operations for the first quarter of 2015 have been included in “Net income from discontinued operations” in the table below.

	Three Months Ended
	April 3, 2016	March 29, 2015	Change
Revenues:
Sales	$259.3	$357.6	$(98.3)
Franchise revenues	119.5	94.2	25.3
	378.8	451.8	(73.0)
Costs and expenses:
Cost of sales	214.7	305.1	(90.4)
General and administrative	64.7	59.7	5.0
Depreciation and amortization	32.3	35.6	(3.3)
System optimization (gains) losses, net	(8.4)	0.8	(9.2)
Reorganization and realignment costs	3.3	4.6	(1.3)
Impairment of long-lived assets	7.1	1.9	5.2
Other operating expense, net	1.3	6.2	(4.9)
	315.0	413.9	(98.9)
Operating profit	63.8	37.9	25.9
Interest expense	(28.1)	(12.7)	(15.4)
Other income, net	0.3	0.2	0.1
Income from continuing operations before income taxes	36.0	25.4	10.6
Provision for income taxes	(10.6)	(7.3)	(3.3)
Income from continuing operations	25.4	18.1	7.3
Net income from discontinued operations	—	9.4	(9.4)
Net income	$25.4	$27.5	$(2.1)

	First Quarter 2016		First Quarter 2015
Revenues:
Sales	$259.3		$357.6
Franchise revenues:
Royalty revenue	$80.8		$73.6
Rental income	30.6		17.8
Franchise fees	8.1		2.8
Total franchise revenues	119.5		94.2
Total revenues	$378.8		$451.8

	First Quarter 2016	% of Sales	First Quarter 2015	% of Sales
Cost of sales:
Food and paper	$79.2	30.5%	$115.6	32.3%
Restaurant labor	76.0	29.3%	105.2	29.4%
Occupancy, advertising and other operating costs	59.5	23.0%	84.3	23.6%
Total cost of sales	$214.7	82.8%	$305.1	85.3%

	First Quarter 2016	% of Sales	First Quarter 2015	% of Sales
Restaurant margin	$44.6	17.2%	$52.5	14.7%

	New Method		Old Method
	First Quarter 2016	First Quarter 2015	First Quarter 2016	First Quarter 2015
Same-restaurant sales:
North America same-restaurant sales:
Company-owned	4.8%	2.8%	4.7%	2.6%
Franchised	3.5%	3.5%	3.4%	3.4%
Systemwide	3.6%	3.4%	3.6%	3.2%

Total same-restaurant sales:
Company-owned	4.8%	2.8%	4.7%	2.6%
Franchised (a)	3.2%	3.3%	3.2%	3.2%
Systemwide (a)	3.4%	3.2%	3.3%	3.1%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela).

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at January 3, 2016	632	5,847	6,479
Opened	4	26	30
Closed	(1)	(26)	(27)
Net (sold to) purchased by franchisees	(53)	53	—
Restaurant count at April 3, 2016	582	5,900	6,482

Sales	Change
Sales	$(98.3)

The decrease in sales during the first quarter of 2016 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative, which resulted in a reduction in sales of $118.4 million. Company-owned same-restaurant sales during the first quarter of 2016 increased primarily due to an increase in customer count, partially offset by a slight decrease in our average per customer check amount, primarily resulting from changes in product mix. Sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants.

Franchise Revenues	Change
Royalty revenue	$7.2
Rental income	12.8
Franchise fees	5.3
$25.3

The increase in franchise revenues during the first quarter of 2016 was primarily due to increases in rental income, royalty revenue and initial franchise fees primarily resulting from sales of company-owned restaurants to franchisees and helping to facilitate franchisee-to-franchisee restaurant transfers under our system optimization initiative. Royalty revenue also benefited from a 3.2% increase in franchise same-restaurant sales.

Cost of Sales, as a Percent of Sales	Change
Food and paper	(1.8)%
Restaurant labor	(0.1)%
Occupancy, advertising and other operating costs	(0.6)%
(2.5)%

The decrease in cost of sales, as a percent of sales, during the first quarter of 2016 was primarily due to decreased commodity costs, reflecting lower beef prices. In addition, the increase in same-restaurant sales and higher sales at our new and remodeled Image Activation restaurants contributed to the improvement in cost of sales, as a percent of sales. These decreases in cost of sales, as a percent of sales, were partially offset by the negative impact of changes in product mix.

General and Administrative	Change
Professional services	$1.9
Legal reserves	1.8
Other, net	1.3
$5.0

The increase in general and administrative expenses during the first quarter of 2016 was primarily due to increases in (1) professional services due to costs incurred during the first quarter of 2016 for cybersecurity experts engaged to conduct a comprehensive investigation into unusual credit card activity at some Wendy’s restaurants (see “Item 1A - Risk Factors” in “Part II - Other Information” for further information) and (2) legal reserves.

Depreciation and Amortization	Change
Restaurants	$(2.9)
Corporate and other	(0.4)
$(3.3)

The decrease in restaurant depreciation and amortization during the first quarter of 2016 was primarily due to a decrease in depreciation on assets sold or classified as held for sale under our system optimization initiative of $4.3 million. This decrease was partially offset by an increase in accelerated depreciation on existing assets that are being replaced as part of our Image Activation program of $2.0 million.

System Optimization (Gains) Losses, Net	First Quarter
	2016	2015
System optimization (gains) losses, net	$(8.4)	$0.8

The increase in system optimization (gains) losses, net during the first quarter of 2016 was primarily due to the sale of a greater number of company-owned restaurants to franchisees. The Company sold 55 U.S. restaurants during the first quarter of 2016 compared to 17 Canadian restaurants during the first quarter of 2015.

Reorganization and Realignment Costs	First Quarter
	2016	2015
G&A realignment	$0.6	$4.2
System optimization initiative	2.7	0.4
	$3.3	$4.6

In November 2014, the Company initiated the realignment of its U.S. field operations and Restaurant Support Center in Dublin, Ohio to reduce its general and administrative expenses. As a result, the Company recorded costs during the first quarter of 2016 aggregating $0.6 million, which primarily included recruitment and relocation costs. During the first quarter of 2015, the Company recorded costs aggregating $4.2 million, which primarily included severance and related employee costs of $2.0 million and share-based compensation expense of $1.7 million.

During the first quarter of 2016 and 2015, the Company recognized costs associated with its system optimization initiative totaling $2.7 million and $0.4 million, respectively. In the first quarter of 2016, costs primarily included professional fees of $1.7 million and accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that were sold or will be sold to franchisees of $0.9 million. In the first quarter of 2015, costs primarily included severance and related employee costs.

Impairment of Long-Lived Assets	Change
Impairment of long-lived assets	$5.2

The increase in impairment charges was primarily driven by variations in losses from the remeasurement of properties to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of company-owned restaurants.

Other Operating Expense, Net	First Quarter
	2016	2015
Lease expense	$14.7	$10.0
Lease buyout	(11.6)	(2.0)
Equity in earnings in joint ventures, net	(1.9)	(2.0)
Other, net	0.1	0.2
	$1.3	$6.2

The decrease in other operating expense, net was primarily due to a gain recognized on a lease buyout during the first quarter of 2016. This decrease in expense was partially offset by increases in lease expense resulting from subleasing properties to franchisees that were previously operated as company-owned restaurants and as such, had been previously recorded in cost of sales. Lease expense also increased as a result of entering into new leases in connection with helping to facilitate franchisee-to-franchisee restaurant transfers for purposes of subleasing such properties to the franchisee.

Interest Expense	Change
Interest expense	$15.4

The increase in interest expense during the first quarter of 2016 was primarily a result of the Company completing a $2,275.0 million securitized financing facility on June 1, 2015. The principal amounts outstanding under the securitized financing facility significantly exceed the amounts that were outstanding under the Company’s prior credit agreement. In addition, the notes under the securitized financing facility bear fixed-rate interest at rates higher than our historical effective interest rates on our variable interest rate loans under the prior credit agreement.

Provision for Income Taxes	Change
Federal and state provision on variance in income from continuing operations before income taxes	$3.8
Prior year tax matters, including changes to unrecognized tax benefits	1.8
System optimization initiative	1.4
State income taxes, net of federal benefits	(3.7)
$3.3

Our income taxes during the first quarter of 2016 and 2015 were impacted by (1) variations in income from continuing operations before income taxes, adjusted for recurring items, (2) adjustments related to prior year tax matters, including changes to unrecognized tax benefits, (3) non-deductible goodwill resulting from our system optimization initiative and (4) changes to valuation allowances on state net operating loss carryforwards.

Net Income from Discontinued Operations	First Quarter
2015
Income from discontinued operations before income taxes	$14.4
Provision for income taxes	(5.0)
Net income from discontinued operations	$9.4

As a result of the sale of the Bakery during the second quarter of 2015, as discussed above in “Executive Overview - Sale of the Bakery,” the Bakery’s results of operations for the first quarter of 2015 have been included in “Net income from discontinued operations” in the table above.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash provided by operating activities increased $25.5 million in the first quarter of 2016 as compared to the first quarter of 2015, primarily due to changes in our net income and non-cash items as well as the following:

•	an increase of $15.3 million in the net receipt of deferred vendor incentives driven by the timing of receipt of an annual advance; partially offset by

•	an increase in payments for incentive compensation for the 2015 fiscal year; and

•	an increase of $14.1 million in interest payments primarily resulting from the securitized financing facility.

Cash used in investing activities decreased $58.2 million in the first quarter of 2016 as compared to the first quarter of 2015, primarily due to the following:

•	a decrease of $22.4 million in capital expenditures; and

•	an increase of $34.9 million in proceeds from dispositions related to our system optimization initiative.

Cash used in financing activities increased $43.4 million in the first quarter of 2016 as compared to the first quarter of 2015, primarily due to non-cash items as well as the following:

•	a decrease in proceeds from exercise of stock options of $13.5 million; and

•	an increase in repurchases of common stock of $10.6 million.

The net cash used in our business before the effect of exchange rate changes on cash was approximately $19.0 million.

Sources and Uses of Cash for the Remainder of 2016

Our anticipated sources of cash and cash requirements for the remainder of 2016, exclusive of operating cash flow requirements, consist principally of:

•	capital expenditures of approximately $101.1 million, which would result in total cash capital expenditures for the year of approximately $140.0 million;

•	quarterly cash dividends aggregating up to approximately $48.0 million as discussed below in “Dividends;”

•	potential stock repurchases of up to $330.0 million, of which $21.9 million was repurchased subsequent to April 3, 2016 through May 5, 2016 as discussed below in “Stock Repurchases;” and

•	restaurant acquisitions and dispositions under our system optimization initiative.

Based on current levels of operations, the Company expects that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Dividends

On March 15, 2016, The Wendy’s Company paid quarterly cash dividends of $0.06 per share on its common stock, aggregating $16.2 million. On May 11, 2016, The Wendy’s Company declared a dividend of $0.06 per share to be paid on June 15, 2016 to shareholders of record as of June 1, 2016. If The Wendy’s Company pays regular quarterly cash dividends for the remainder of 2016 at the same rate as declared in the second quarter of 2016, the total cash requirement for dividends for the remainder of 2016 would be approximately $48.0 million based on the number of shares of common stock outstanding at May 5, 2016. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

On June 1, 2015, our Board of Directors authorized a repurchase program for up to $1.4 billion of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible. During the first quarter of 2016, the Company repurchased 4.9 million shares with an aggregate purchase price of $48.2 million, of which $2.4 million was accrued at April 3, 2016 and excluding commissions of $0.1 million. As of April 3, 2016, the Company had $330.0 million remaining availability under its June 2015 authorization. Subsequent to April 3, 2016 through May 5, 2016, the Company repurchased 2.0 million shares with an aggregate purchase price of $21.9 million, excluding commissions.

In August 2014, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. During the first quarter of 2015, the Company repurchased 3.3 million shares with an aggregate purchase price of $36.9 million, excluding commissions of $0.1 million. The August 2014 authorization was completed during the third quarter of 2015.

General Inflation, Commodities and Changing Prices

We believe that general inflation did not have a significant effect on our condensed consolidated results of operations during the reporting periods. We manage any inflationary costs and commodity price increases primarily through selective menu price increases. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, corn, pork and cheese could have an unfavorable effect on our results of operations in the future. The extent of any impact will depend on our ability and timing to increase food prices.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of April 3, 2016 there were no material changes from the information contained in the Form 10-K for the fiscal year ended January 3, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 3, 2016. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2016, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the first quarter of 2016 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (the “Form 10-K”) (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

The Company was named as a defendant in a civil complaint that was filed in the U.S. District Court for the Middle District of Florida on February 8, 2016 by plaintiff Jonathan Torres. The complaint asserts claims of breach of implied contract, negligence and violations of the Florida Unfair and Deceptive Trade Practices Act arising from the Company’s alleged failure to safeguard customer credit card information and the alleged failure to provide notice that credit card information had been compromised. The complaint seeks certification of a putative nationwide class of consumers impacted by the alleged failures. The plaintiff seeks monetary damages, injunctive and equitable relief, attorneys’ fees, and costs. The Company filed a motion to dismiss the complaint on April 4, 2016. The Company believes it has meritorious defenses to the action and intends to vigorously oppose the claims asserted in the complaint.

The Company was also named as a defendant in a civil complaint that was filed in the U.S. District Court for the Western District of Pennsylvania on April 25, 2016 by plaintiff First Choice Federal Credit Union. The complaint asserts claims of common law negligence, negligence per se due to the alleged violation of section 5 of the Federal Trade Commission Act, and declaratory and injunctive relief. All of these claims are based on the allegations arising from the Company’s alleged failure to safeguard customer credit card information and the alleged failure to provide notice that credit card information had been compromised. The complaint seeks certification of a putative nationwide class of banks, credit unions, financial institutions, and other entities in the United States impacted by the alleged failures. The plaintiff seeks monetary damages, a declaratory judgment, injunctive relief, attorneys’ fees, and costs. The Company believes it has meritorious defenses to the action and intends to vigorously oppose the claims asserted in the complaint.

Item 1A. Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results. Except as set forth below or as may otherwise be described elsewhere in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

Certain of Our Franchisees have Experienced a Data Incident

Earlier this year, the Company engaged cybersecurity experts to conduct a comprehensive investigation into unusual credit card activity at some Wendy’s restaurants. Investigation into this activity is nearing completion. Based on the preliminary findings of the investigation and other information, the Company believes that malware, installed through the use of compromised third-party vendor credentials, affected one particular point of sale system at fewer than 300 of approximately 5,500 franchised North America Wendy’s restaurants, starting in the fall of 2015. These findings also indicate that the Aloha point of sale system has not been impacted by this activity. The Aloha system is already installed at all Company-owned restaurants and in a majority of franchise-owned restaurants, with implementation throughout the North America system targeted by year-end 2016. The Company expects that it will receive a final report from its investigator in the near future.

The Company has worked aggressively with its investigator to identify the source of the malware and quantify the extent of the malicious cyber-attacks, and has disabled and eradicated the malware in affected restaurants. The Company continues to work through a defined process with the payment card brands, its investigator and federal law enforcement authorities to complete the investigation.

Based upon the investigation to date, approximately 50 franchise restaurants are suspected of experiencing, or have been found to have, unrelated cybersecurity issues. The Company and affected franchisees are working to verify and resolve these issues.

The Company has been named as a defendant in two putative class actions filed in the United States on behalf of customers and payment card issuing banks seeking damages and other relief allegedly arising from the data incident. In addition, claims may also be made by payment card networks against the affected franchisees. These claims and investigations may adversely affect how we or our franchisees operate the business, divert the attention of management from the operation of the business, have an adverse effect on our reputation, result in additional costs, and adversely affect our results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first quarter of 2016:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
January 4, 2016 through February 7, 2016	1,856,095	$9.91	1,822,708	$360,114,117
February 8, 2016 through March 6, 2016	1,683,878	$9.51	1,427,600	$346,539,369
March 7, 2016 through April 3, 2016	1,758,229	$10.17	1,634,843	$329,960,510
Total	5,298,202	$9.87	4,885,151	$329,960,510

(1)
Includes 413,051 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In June 2015, our Board of Directors authorized the repurchase of up to $1.4 billion of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible.

Subsequent to April 3, 2016 through May 5, 2016, the Company repurchased 2.0 million shares with an aggregate purchase price of $21.9 million, excluding commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Form of Long Term Performance Unit Award Agreement for 2016 under The Wendy’s Company 2010 Omnibus Award Plan.* **
10.2	Employment Letter between The Wendy’s Company and Gunther Plosch dated as of April 7, 2016.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: May 11, 2016	By: /s/ Todd A. Penegor
Todd A. Penegor
President and Chief Financial Officer
(On behalf of the Company)

Date: May 11, 2016	By: /s/ Scott A. Kriss
Scott A. Kriss
Senior Vice President,
Chief Accounting and Tax Officer
(Principal Accounting Officer)

Exhibit Index

EXHIBIT NO.	DESCRIPTION

10.1	Form of Long Term Performance Unit Award Agreement for 2016 under The Wendy’s Company 2010 Omnibus Award Plan.* **
10.2	Employment Letter between The Wendy’s Company and Gunther Plosch dated as of April 7, 2016.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.