Form 10-Q
period 2016-07-03
Wendy's Co
filed 2016-08-10
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2016

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
Yes [ ] No [x]

There were 261,255,301 shares of The Wendy’s Company common stock outstanding as of August 4, 2016.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	July 3, 2016	January 3, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$266,180	$327,216
Restricted cash	35,694	42,869
Accounts and notes receivable	115,304	104,854
Inventories	2,432	4,312
Prepaid expenses and other current assets	144,800	69,919
Advertising funds restricted assets	91,322	67,399
Total current assets	655,732	616,569
Properties	1,191,353	1,227,944
Goodwill	739,566	770,781
Other intangible assets	1,330,869	1,339,587
Investments	60,942	58,369
Other assets	156,758	95,470
Total assets	$4,135,220	$4,108,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,701	$23,290
Accounts payable	38,192	53,681
Accrued expenses and other current liabilities	124,739	124,404
Advertising funds restricted liabilities	91,322	67,399
Total current liabilities	277,954	268,774
Long-term debt	2,485,414	2,402,823
Deferred income taxes	450,616	459,713
Other liabilities	228,072	224,496
Total liabilities	3,442,056	3,355,806
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,874,434	2,874,752
Accumulated deficit	(336,948)	(356,632)
Common stock held in treasury, at cost; 207,115 and 198,109 shares, respectively	(1,835,629)	(1,741,425)
Accumulated other comprehensive loss	(55,735)	(70,823)
Total stockholders’ equity	693,164	752,914
Total liabilities and stockholders’ equity	$4,135,220	$4,108,720

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(Unaudited)
Revenues:
Sales	$259,235	$385,048	$518,567	$742,617
Franchise revenues	123,483	104,486	242,938	198,686
	382,718	489,534	761,505	941,303
Costs and expenses:
Cost of sales	202,554	315,122	417,290	620,233
General and administrative	61,124	60,771	125,770	120,469
Depreciation and amortization	30,749	39,335	63,094	74,880
System optimization gains, net	(1,924)	(15,654)	(10,350)	(14,849)
Reorganization and realignment costs	2,487	6,279	5,737	10,892
Impairment of long-lived assets	5,525	10,018	12,630	11,955
Other operating expense, net	16,555	9,355	17,857	15,504
	317,070	425,226	632,028	839,084
Operating profit	65,648	64,308	129,477	102,219
Interest expense	(28,643)	(17,201)	(56,752)	(29,944)
Loss on early extinguishment of debt	—	(7,295)	—	(7,295)
Other income, net	276	272	538	511
Income from continuing operations before income taxes	37,281	40,084	73,263	65,491
Provision for income taxes	(10,801)	(15,259)	(21,420)	(22,516)
Income from continuing operations	26,480	24,825	51,843	42,975
Discontinued operations:
Income from discontinued operations, net of income taxes	—	231	—	9,588
Gain on disposal of discontinued operations, net of income taxes	—	15,139	—	15,139
Net income from discontinued operations	—	15,370	—	24,727
Net income	$26,480	$40,195	$51,843	$67,702

Basic income per share:
Continuing operations	$.10	$.07	$.19	$.12
Discontinued operations	—	.04	—	.07
Net income	$.10	$.11	$.19	$.19

Diluted income per share:
Continuing operations	$.10	$.07	$.19	$.12
Discontinued operations	—	.04	—	.07
Net income	$.10	$.11	$.19	$.18

Dividends per share	$.06	$.055	$.12	$.11

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
	(Unaudited)

Net income	$26,480	$40,195	$51,843	$67,702
Other comprehensive income (loss), net:
Foreign currency translation adjustment	1,580	4,901	14,256	(12,494)
Change in unrecognized pension loss, net of income tax benefit of $34 for the three and six months ended July 3, 2016 and $124 for the six months ended June 28, 2015	(56)	—	(56)	(203)
Effect of cash flow hedges, net of income tax (provision) benefit of $(281) and $(12) for the three months and $(559) and $1,490 for the six months ended July 3, 2016 and June 28, 2015, respectively	443	24	888	(2,442)
Other comprehensive income (loss), net	1,967	4,925	15,088	(15,139)
Comprehensive income	$28,447	$45,120	$66,931	$52,563

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	July 3, 2016	June 28, 2015
	(Unaudited)
Cash flows from operating activities:
Net income	$51,843	$67,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,694	78,799
Share-based compensation	9,925	12,242
Impairment of long-lived assets	12,630	11,955
Deferred income tax	(10,353)	19,730
Excess tax benefits from share-based compensation	(1,774)	(46,374)
Non-cash rent (income) expense, net	(2,561)	2,607
Net receipt of deferred vendor incentives	8,230	8,396
System optimization gains, net	(10,350)	(14,881)
Gain on disposal of the Bakery	—	(27,338)
Distributions received from TimWen joint venture	5,786	5,825
Equity in earnings in joint ventures, net	(4,275)	(4,545)
Accretion of long-term debt	608	600
Amortization of deferred financing costs	3,769	1,589
Loss on early extinguishment of debt	—	7,295
Payments for termination of cash flow hedges	—	(7,337)
Reclassification of unrealized losses on cash flow hedges	1,447	—
Other, net	1,731	1,060
Changes in operating assets and liabilities:
Restricted cash	135	(27,190)
Accounts and notes receivable	(30,020)	(14,876)
Inventories	148	168
Prepaid expenses and other current assets	(4,638)	(3,869)
Accounts payable	(1,884)	10,664
Accrued expenses and other current liabilities	5,867	(29,108)
Net cash provided by operating activities	100,958	53,114
Cash flows from investing activities:
Capital expenditures	(68,495)	(130,548)
Acquisitions	(2,209)	(1,232)
Dispositions	45,078	38,697
Proceeds from sale of the Bakery	—	78,408
Payments for investments	(113)	(2,000)
Notes receivable, net	(3,439)	830
Changes in restricted cash	7,040	484
Other, net	(17)	89
Net cash used in investing activities	(22,155)	(15,272)
Cash flows from financing activities:
Proceeds from long-term debt	—	2,275,000
Repayments of long-term debt	(12,651)	(1,302,055)
Deferred financing costs	(867)	(39,374)
Repurchases of common stock	(108,057)	(63,206)
Dividends	(32,152)	(40,189)
Proceeds from stock option exercises	6,696	19,688
Excess tax benefits from share-based compensation	1,774	46,374
Net cash (used in) provided by financing activities	(145,257)	896,238
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(66,454)	934,080
Effect of exchange rate changes on cash	5,418	(3,789)
Net (decrease) increase in cash and cash equivalents	(61,036)	930,291
Cash and cash equivalents at beginning of period	327,216	267,276
Cash and cash equivalents at end of period	$266,180	$1,197,567

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Six Months Ended
	July 3, 2016	June 28, 2015
	(Unaudited)
Supplemental cash flow information:
Cash paid for:
Interest	$57,501	$27,452
Income taxes, net of refunds	39,745	11,845

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$17,228	$30,927
Capitalized lease obligations	91,579	20,210
Notes receivable	—	2,023
Accrued debt issuance costs	164	3,720

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of July 3, 2016 and the results of our operations for the three and six months ended July 3, 2016 and June 28, 2015 and cash flows for the six months ended July 3, 2016 and June 28, 2015. The results of operations for the three and six months ended July 3, 2016 are not necessarily indicative of the results to be expected for the full 2016 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (the “Form 10-K”).

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

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to or on December 31. All three and six month periods presented herein contain 13 weeks and 26 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

On May 31, 2015, Wendy’s completed the sale of its company-owned bakery, The New Bakery Company, LLC and its subsidiaries (collectively, the “Bakery”), a 100% owned subsidiary of Wendy’s. As a result of the sale of the Bakery, as further discussed in Note 2, the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 and the gain on disposal have been included in “Net income from discontinued operations” in our condensed consolidated statements of operations.

In connection with the reimaging of restaurants as part of our Image Activation program, we have recorded accelerated depreciation of $1,393 and $3,215 during the three and six months ended July 3, 2016, respectively, on certain long-lived assets to reflect their use over shortened estimated useful lives. We describe the circumstances under which we record accelerated depreciation and amortization for properties in our Form 10-K.

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.

(2) Discontinued Operations

On May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in the Bakery to East Balt US, LLC (the “Buyer”) for $78,500 in cash (subject to customary purchase price adjustments). The Company also assigned certain capital leases for transportation equipment to the Buyer but retained the related obligation, which was settled during 2015. Pursuant to the sale agreement, the Company was obligated to continue to provide health insurance benefits to the Bakery’s employees at the Company’s expense through December 31, 2015. The Company recorded a pre-tax gain on the disposal of the Bakery of $27,338 in the second quarter of 2015, which included transaction closing costs and a reduction of goodwill. The Company recognized income tax expense associated with the gain on disposal of $12,199 during the second quarter of 2015, which included the impact of the disposal of non-deductible goodwill.

In conjunction with the Bakery sale, Wendy’s entered into a transition services agreement with the Buyer, pursuant to which Wendy’s provided certain continuing corporate and shared services to the Buyer through March 31, 2016 for no additional consideration. A purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”), established by Wendy’s and its franchisees, agreed to continue to source sandwich buns from the Bakery for a specified time period following the sale of the Bakery. As a result, Wendy’s paid the Buyer $5,265 and $996 for the purchase of sandwich buns during the six months ended July 3, 2016 and for the period from June 1, 2015 through June 28, 2015, respectively, which has been recorded to “Cost of sales.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Information related to the Bakery has been reflected in the accompanying condensed consolidated financial statements as follows:

•	Balance sheets - As a result of our sale of the Bakery on May 31, 2015, there are no remaining Bakery assets and liabilities.

•
Statements of operations - The Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 have been presented as discontinued operations. In addition, the gain on disposal of the Bakery has been included in “Net income from discontinued operations” for the three and six months ended June 28, 2015.

•
Statements of cash flows - The Bakery’s cash flows prior to its sale (for the period from December 29, 2014 through May 31, 2015) have been included in, and not separately reported from, our consolidated statement of cash flows. The consolidated statement of cash flows for the six months ended June 28, 2015 also includes the effects of the sale of the Bakery.

The following table presents the Bakery’s results of operations and the gain on disposal, which have been included in discontinued operations:

	Three Months Ended	Six Months Ended
	June 28, 2015	June 28, 2015
Revenues (a)	$11,408	$25,885
Cost of sales (b)	(9,175)	(7,336)
	2,233	18,549
General and administrative	(483)	(1,097)
Depreciation and amortization (c)	(962)	(2,297)
Other expense, net (d)	(12)	(34)
Income from discontinued operations before income taxes	776	15,121
Provision for income taxes	(545)	(5,533)
Income from discontinued operations, net of income taxes	231	9,588
Gain on disposal of discontinued operations before income taxes	27,338	27,338
Provision for income taxes on gain on disposal	(12,199)	(12,199)
Gain on disposal of discontinued operations, net of income taxes	15,139	15,139
Net income from discontinued operations	$15,370	$24,727
_______________

(a)	Includes sales of sandwich buns and related products previously reported in “Sales” as well as rental income.

(b)
The three and six months ended June 28, 2015 include employee separation costs of $791 as a result of the sale of the Bakery. In addition, the six months ended June 28, 2015 includes a reduction to cost of sales of $12,486, as further described in the Form 10-K, resulting from the reversal of a liability recorded during 2013 associated with the Bakery’s withdrawal from a multiemployer pension plan.

(c)	Included in “Depreciation and amortization” in our condensed consolidated statement of cash flows for the period presented.

(d)
Includes net gains on sales of other assets.  During the three and six months ended June 28, 2015, the Bakery received cash proceeds of $41 and $50, respectively, resulting in net gains on sales of other assets of $40 and $32, respectively.

The Bakery’s capital expenditures were $2,106 and $2,693 for the three and six months ended June 28, 2015, respectively, which are included in “Capital expenditures” in our condensed consolidated statements of cash flows.

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

(3) System Optimization Gains, Net

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from company-owned restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers. In February 2015, the Company announced plans to sell approximately 540 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the end of 2016. During 2015, 2014 and 2013, the Company completed the sale of 327, 255 and 244 company-owned restaurants to franchisees, respectively, which included the sale of all of its company-owned restaurants in Canada.

During the six months ended July 3, 2016 and June 28, 2015, the Company completed the sale of 55 and 100 company-owned restaurants to franchisees, respectively. The Company recognized net gains totaling $$10,350 and $14,849 on the sale of company-owned restaurants and other assets during the six months ended July 3, 2016 and June 28, 2015, respectively. In addition, the Company facilitated the transfer of 126 restaurants between franchisees during the six months ended July 3, 2016. The Company expects to complete its plan to reduce company-owned restaurant ownership to approximately 5% of the total system with the sale of 258 restaurants during the remainder of 2016, all of which were classified as held for sale as of July 3, 2016.

Gains and losses recognized on dispositions are recorded to “System optimization gains, net” in our condensed consolidated statements of operations. Costs related to our system optimization initiative are recorded to “Reorganization and realignment costs,” and include severance and employee related costs, professional fees and other associated costs, which are further described in Note 5.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Number of restaurants sold to franchisees	—	83	55	100

Proceeds from sales of restaurants	$—	$31,468	$39,615	$36,049
Net assets sold (a)	—	(15,158)	(17,055)	(17,380)
Goodwill related to sales of restaurants	—	(6,840)	(6,376)	(7,863)
Net favorable (unfavorable) leases (b)	—	7,923	(4,906)	7,395
Other (c)	—	(2,822)	(795)	(3,224)
	—	14,571	10,483	14,977
Post-closing adjustments on sales of restaurants (d)	545	934	(1,590)	(639)
Gain on sales of restaurants, net	545	15,505	8,893	14,338

Gain on sales of other assets, net (e)	1,379	149	1,457	511
System optimization gains, net	$1,924	$15,654	$10,350	$14,849
_______________

(a)	Net assets sold consisted primarily of inventory and equipment.

(b)
During the six months ended July 3, 2016, the Company recorded favorable lease assets of $183 and unfavorable lease liabilities of $5,089 as a result of leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with sales of restaurants. During the three and six months ended June 28, 2015, the Company recorded favorable lease assets of $23,428 and $25,807, respectively, and unfavorable lease liabilities of $15,505 and $18,412, respectively.

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

(d)
The three and six months ended June 28, 2015 includes the recognition of a gain on sale of $2,450 related to the repayment of notes receivable from franchisees in connection with sales of restaurants in 2014.

(e)
During the three and six months ended July 3, 2016, the Company received cash proceeds of $3,893 and $5,463, respectively, primarily from the sale of surplus properties. During the three and six months ended June 28, 2015, the Company received cash proceeds of $905 and $2,598, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Assets Held for Sale

	July 3, 2016	January 3, 2016
Number of restaurants classified as held for sale	258	99
Net restaurant assets held for sale (a)	$114,720	$50,262

Other assets held for sale (a)	$6,026	$7,124
_______________

(a)
Net restaurant assets held for sale include company-owned restaurants and consist primarily of cash, inventory, equipment and an estimate of allocable goodwill. Other assets held for sale primarily consist of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

Subsequent to July 3, 2016, the Company completed sales of certain assets used in the operation of 82 Wendy’s company-owned restaurants for cash proceeds of approximately $66,300, subject to customary purchase price adjustments.

(4) Acquisitions

The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for acquisitions of franchised restaurants:

	Six Months Ended
	July 3, 2016	June 28, 2015
Restaurants acquired from franchisees	2	4

Total consideration paid, net of cash received	$2,209	$1,232
Identifiable assets acquired and liabilities assumed:
Properties	2,218	1,303
Acquired franchise rights	—	760
Other assets	9	—
Capital lease obligations	—	(706)
Unfavorable leases	—	(440)
Other liabilities	(18)	(80)
Total identifiable net assets	2,209	837
Goodwill	$—	$395

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
G&A realignment	$406	$4,372	$933	$8,535
System optimization initiative	2,081	1,907	4,804	2,357
Reorganization and realignment costs	$2,487	$6,279	$5,737	$10,892

G&A Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. The Company recognized costs totaling $933 during the six months ended July 3, 2016 and $24,201 in aggregate since inception. The Company expects to incur additional costs aggregating approximately $950 during the remainder of 2016, comprised primarily of recruitment and relocation costs for the reinvestment in resources to drive long-term growth.

The following is a summary of the activity recorded as a result of our G&A realignment plan:

	Three Months Ended		Six Months Ended		Total Incurred Since Inception
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Severance and related employee costs (a)	$35	$637	$11	$2,619	$14,939
Recruitment and relocation costs	353	514	893	984	2,760
Other	18	9	29	41	166
	406	1,160	933	3,644	17,865
Share-based compensation (b)	—	3,212	—	4,891	6,336
Total G&A realignment	$406	$4,372	$933	$8,535	$24,201
_______________

(a)	The six months ended July 3, 2016 includes a reversal of an accrual of $32 as a result of a change in estimate.

(b)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our G&A realignment plan.

The tables below present a rollforward of our accruals for our G&A realignment plan, which are included in “Accrued expenses and other current liabilities.”

	Balance January 3, 2016	Charges	Payments	Balance July 3, 2016
Severance and related employee costs	$3,431	$11	$(2,325)	$1,117
Recruitment and relocation costs	144	893	(807)	230
Other	—	29	(29)	—
	$3,575	$933	$(3,161)	$1,347

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Balance December 28, 2014	Charges	Payments	Balance June 28, 2015
Severance and related employee costs	$11,609	$2,619	$(5,974)	$8,254
Recruitment and relocation costs	149	984	(902)	231
Other	5	41	(46)	—
	$11,763	$3,644	$(6,922)	$8,485

System Optimization Initiative

The Company has recognized costs related to its system optimization initiative which includes a shift from company-owned restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers. The Company expects to incur additional costs of approximately $3,700 during the remainder of 2016, which are primarily comprised of professional fees.

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended		Total Incurred Since Inception
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Severance and related employee costs	$18	$303	$18	$629	$18,170
Professional fees	1,445	110	3,146	151	12,319
Other (a)	(37)	(128)	40	(45)	5,511
	1,426	285	3,204	735	36,000
Accelerated depreciation and amortization (b)	655	1,622	1,600	1,622	25,398
Share-based compensation (c)	—	—	—	—	5,013
Total system optimization initiative	$2,081	$1,907	$4,804	$2,357	$66,411
_______________

(a)	The three and six months ended July 3, 2016 and June 28, 2015 include a reversal of an accrual of $50 and $210, respectively, as a result of a change in estimate.

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

	Balance January 3, 2016	Charges	Payments	Balance July 3, 2016
Severance and related employee costs	$77	$18	$(35)	$60
Professional fees	708	3,146	(3,497)	357
Other	90	40	(130)	—
	$875	$3,204	$(3,662)	$417

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Balance December 28, 2014	Charges	Payments	Balance June 28, 2015
Severance and related employee costs	$2,235	$629	$(2,438)	$426
Professional fees	146	151	(159)	138
Other	423	(45)	(254)	124
	$2,804	$735	$(2,851)	$688

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

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Six Months Ended
	July 3, 2016	June 28, 2015
Balance at beginning of period	$55,541	$69,790

Investment	113	—

Equity in earnings for the period	5,410	5,712
Amortization of purchase price adjustments (a)	(1,135)	(1,167)
	4,275	4,545
Distributions received	(5,786)	(5,825)
Foreign currency translation adjustment included in “Other comprehensive income (loss), net”	3,952	(3,971)
Balance at end of period	$58,095	$64,539
_______________

(a)	Purchase price adjustments which impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	July 3, 2016		January 3, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$40,744	$40,744	$45,339	$45,339	Level 1
Non-current cost method investments (a)	2,846	294,130	2,828	249,870	Level 3

Financial liabilities
Series 2015-1 Class A-2-I Notes (b)	868,438	870,956	872,813	849,106	Level 2
Series 2015-1 Class A-2-II Notes (b)	893,250	917,278	897,750	879,795	Level 2
Series 2015-1 Class A-2-III Notes (b)	496,250	500,369	498,750	484,648	Level 2
7% debentures, due in 2025 (b)	87,665	101,000	87,057	100,500	Level 2
Guarantees of franchisee loan obligations (c)	810	810	851	851	Level 3
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

(c)
Wendy’s has provided loan guarantees to various lenders on behalf of franchisees entering into debt arrangements for new restaurant development and equipment financing. In addition, during 2012, Wendy’s provided a guarantee to a lender for a franchisee in connection with the refinancing of the franchisee’s debt. We have accrued a liability for the fair value of these guarantees, the calculation of which was based upon a weighted average risk percentage established at inception and adjusted for a history of defaults.

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

Our derivative instruments for the six months ended June 28, 2015 included seven forward-starting interest rate swaps designated as cash flow hedges to change the floating rate interest payments for $350,000 and $100,000 in borrowings associated with the Term A and Term B Loans, respectively, under the Company’s prior credit agreement, to fixed rate interest payments beginning June 30, 2015 and maturing on December 31, 2017. In May 2015, the Company terminated these interest rate swaps and paid $7,275, which was recorded against the derivative liability. The unrealized loss on the cash flow hedges at termination of $7,275 is being reclassified on a straight-line basis from “Accumulated other comprehensive loss” to “Interest expense” beginning June 30, 2015, the original effective date of the interest rate swaps through December 31, 2017, the original maturity date of the interest rate swaps. As a result, the three and six months ended July 3, 2016 include the reclassification of unrealized losses on the cash flow hedges of $724 and $1,447, respectively, from “Accumulated other comprehensive loss” to “Interest expense.”

There was no hedge ineffectiveness from these cash flows hedges through their termination in May 2015.

Non-Recurring Fair Value Measurements

Assets and liabilities remeasured to fair value on a non-recurring basis during the six months ended July 3, 2016 and the year ended January 3, 2016 resulted in impairment which we have recorded to “Impairment of long-lived assets” in our condensed consolidated statements of operations.

Total losses for the six months ended July 3, 2016 and the year ended January 3, 2016 reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements and favorable lease assets) to fair value as a result of the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants. Total losses for the six months ended July 3, 2016 and the year ended January 3, 2016 also include the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements and favorable lease assets) to fair value as a result of declines in operating performance at company-owned restaurants. The fair value of long-lived assets held and used presented in the tables below represents the remaining carrying value and was estimated based on either discounted cash flows of future anticipated lease and sublease income or current market values.

Total losses for the six months ended July 3, 2016 and the year ended January 3, 2016 also include the impact of remeasuring long-lived assets held for sale which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 8 for more information on impairment of our long-lived assets.

		Fair Value Measurements			Six Months Ended July 3, 2016 Total Losses
	July 3, 2016	Level 1	Level 2	Level 3
Held and used	$5,377	$—	$—	$5,377	$12,526
Held for sale	967	—	—	967	104
Total	$6,344	$—	$—	$6,344	$12,630

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

		Fair Value Measurements			2015 Total Losses
	January 3, 2016	Level 1	Level 2	Level 3
Held and used	$10,244	$—	$—	$10,244	$22,346
Held for sale	4,328	—	—	4,328	2,655
Total	$14,572	$—	$—	$14,572	$25,001

(8) Impairment of Long-Lived Assets

During the three and six months ended July 3, 2016 and June 28, 2015, the Company recorded impairment charges on long-lived assets as a result of the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of company-owned restaurants. The Company may recognize additional impairment charges resulting from leasing or subleasing additional properties to franchisees in connection with sales of company-owned restaurants to franchisees.

Additionally, during the six months ended July 3, 2016 and three and six months ended June 28, 2015, the Company recorded impairment charges on long-lived assets as a result of closing company-owned restaurants and classifying such properties as held for sale.

The three and six months ended July 3, 2016 and June 28, 2015 also include impairment charges on long-lived assets as a result of the deterioration in operating performance of certain company-owned restaurants and charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Restaurants leased or subleased to franchisees	$5,490	$7,551	$12,491	$8,256
Surplus properties	—	394	104	1,152
Company-owned restaurants	35	2,073	35	2,547
	$5,525	$10,018	$12,630	$11,955

(9) Income Taxes

The Company’s effective tax rate on income from continuing operations for the three months ended July 3, 2016 and June 28, 2015 was 29.0% and 38.1%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) non-deductible goodwill disposed of in connection with our system optimization initiative described in Note 3, including a correction to a prior year identified and recorded in the second quarter of 2016, which resulted in a benefit of $4,235, (2) state income taxes net of federal benefits, including non-recurring changes to state deferred taxes, (3) adjustments related to prior tax matters and (4) changes to valuation allowances on state net operating loss carryforwards due to the expected sale of restaurants under our system optimization initiative.

During the three months ended March 29, 2015, we concluded two state income tax examinations which resulted in the recognition of a net tax benefit of $1,872. Additionally, during the three months ended June 28, 2015, unfavorable state court decisions and audit experience led us to abandon certain refund claims, which resulted in a reduction of our unrecognized tax benefits by $1,274.

The Company’s effective tax rate on income from continuing operations for the six months ended July 3, 2016 and June 28, 2015 was 29.2% and 34.4%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) changes to valuation allowances on state net operating loss carryforwards due to the expected sale of restaurants under our system optimization initiative, including a correction to a prior year identified and recorded in the first quarter of 2016, which resulted in a benefit of $2,878, (2) state income taxes net of federal benefits, including non-recurring changes to state deferred taxes, (3) foreign rate differential, (4) employment credits and (5) non-deductible goodwill disposed of in connection

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

with our system optimization initiative described in Note 3, including a correction to a prior year identified and recorded in the second quarter of 2016, which resulted in a benefit of $4,235. The Company evaluated the corrections of the prior year errors in relation to the estimated income for the full fiscal year and to the trend on earnings. The Company concluded that correcting the errors did not materially affect the estimated 2016 full year income.

There were no significant changes to unrecognized tax benefits or related interest and penalties for the Company for the six months ended July 3, 2016. During the next twelve months, we believe that it is reasonably possible the Company will reduce its unrecognized tax benefits by up to $393, primarily due to expected settlements with taxing authorities.

The Company includes refundable income taxes in “Accounts and notes receivable” in the accompanying condensed consolidated balance sheets.  Refundable income taxes were $32,638 and $23,508 as of July 3, 2016 and January 3, 2016, respectively.

(10) Net Income Per Share

Basic net income per share was computed by dividing net income amounts by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2016	June 28, 2015	July 3, 2016	June 28, 2015
Common stock:
Weighted average basic shares outstanding	265,915	363,766	268,065	365,175
Dilutive effect of stock options and restricted shares	4,350	6,776	4,442	6,700
Weighted average diluted shares outstanding	270,265	370,542	272,507	371,875

Diluted net income per share for the three and six months ended July 3, 2016 and June 28, 2015 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 259 and 1,992 for the three and six months ended July 3, 2016 and 434 and 599 for the three and six months ended June 28, 2015, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(11) Stockholders’ Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Six Months Ended
	July 3, 2016	June 28, 2015
Balance at beginning of period	$752,914	$1,717,576
Comprehensive income	66,931	52,563
Cash dividends	(32,152)	(40,189)
Repurchases of common stock	(109,348)	(63,206)
Share-based compensation	9,925	12,242
Exercises of stock options	6,238	15,278
Vesting of restricted shares	(2,841)	(1,393)
Tax benefit from share-based compensation	1,402	45,452
Other	95	103
Balance at end of period	$693,164	$1,738,426

Repurchases of Common Stock

On June 1, 2015, our Board of Directors authorized a repurchase program for up to $1,400,000 of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible. During the six months ended July 3, 2016, the Company repurchased 10,767 shares with an aggregate purchase price of $109,187, of which $2,991 was accrued at July 3, 2016 and excluding commissions of $161. As of July 3, 2016, the Company had $268,969 of availability remaining under its June 2015 authorization. Subsequent to July 3, 2016 through August 4, 2016, the Company repurchased 2,171 shares with an aggregate purchase price of $21,064, excluding commissions of $32.

Also as part of the June 2015 authorization, the Company commenced an $850,000 share repurchase program on June 3, 2015, which included (1) a modified Dutch auction tender offer to repurchase up to $639,000 of our common stock and (2) a separate stock purchase agreement to repurchase up to $211,000 of our common stock from Nelson Peltz, Peter W. May (Messrs. Peltz and May are members of the Company’s Board of Directors) and Edward P. Garden (who served on the Company’s Board of Directors until December 14, 2015) and certain of their family members and affiliates, investment funds managed by Trian Fund Management, L.P. (an investment management firm controlled by Messrs. Peltz, May and Garden, “TFM”) and the general partner of certain of those funds (together with Messrs. Peltz, May and Garden, certain of their family members and affiliates and TFM, the “Trian Group”). During the second quarter of 2015, the Company incurred costs of $1,489 in connection with the tender offer, which were recorded to treasury stock. The $850,000 share repurchase program was completed during the third quarter of 2015.

In August 2014, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. During the six months ended June 28, 2015, the Company repurchased 5,655 shares with an aggregate purchase price of $61,631, excluding commissions of $86. The August 2014 authorization was completed during the third quarter of 2015.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges (a)	Pension	Total
Balance at January 3, 2016	$(66,163)	$(3,571)	$(1,089)	$(70,823)
Current-period other comprehensive income (loss)	14,256	888	(56)	15,088
Balance at July 3, 2016	$(51,907)	$(2,683)	$(1,145)	$(55,735)

Balance at December 28, 2014	$(28,363)	$(2,044)	$(887)	$(31,294)
Current-period other comprehensive loss	(12,494)	(2,442)	(203)	(15,139)
Balance at June 28, 2015	$(40,857)	$(4,486)	$(1,090)	$(46,433)
_______________

(a)
Current-period other comprehensive loss for the three and six months ended June 28, 2015 includes the effect of changes in unrealized losses on cash flow hedges, net of tax. The three and six months ended July 3, 2016 includes the reclassification of unrealized losses on cash flow hedges of $443 and $888, respectively, from “Accumulated other comprehensive loss” to our condensed consolidated statements of operations. The reclassification of unrealized losses on cash flow hedges for the three and six months ended July 3, 2016 consists of $724 and $1,447, respectively, recorded to “Interest expense,” net of the related income tax benefit of $281 and $559, respectively, recorded to “Provision for income taxes.” See Note 7 for more information.

(12) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

Transactions with QSCC

Wendy’s received $76 and $92 of lease income from its purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”) during the six months ended July 3, 2016 and June 28, 2015, respectively, which has been recorded as a reduction to “General and administrative.”

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Prior to the second quarter of 2015, Wendy’s operated certain of the Wendy’s/Tim Hortons combo units in Canada and subleased some of the restaurant facilities to franchisees. As a result of the Company completing its plan to sell all of its company-owned restaurants in Canada to franchisees during the second quarter of 2015, all of the restaurant facilities are subleased to franchisees. During the six months ended July 3, 2016 and June 28, 2015, Wendy’s paid TimWen $5,727 and $5,892, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $104 and $112 during the six months ended July 3, 2016 and June 28, 2015, respectively, which has been included as a reduction to “General and administrative.”

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
In addition, Wendy’s had incentive programs in 2015 that included reductions in royalty payments for franchisees’ participation in the Image Activation program.

Franchisee Image Activation Financing Program

Wendy’s executed an agreement in 2013 to partner with a third-party lender to establish a financing program for franchisees that participate in our Image Activation program. Under the program, the lender has agreed to provide loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under Wendy’s Image Activation program. To support the program, Wendy’s provided to the lender a $6,000 irrevocable stand-by letter of credit, which was issued on July 1, 2013 and was cash collateralized. During the three months ended April 3, 2016, the Company entered into an agreement to reduce the letter of credit from $6,000 to $1,000 due to franchisees successfully obtaining financing independently. During the three months ended July 3, 2016, the new irrevocable letter of credit of $1,000 was issued against the Company’s $2,275,000 securitized financing facility and the $6,000 letter of credit was terminated.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former company-owned restaurant locations now operated by franchisees, amounting to $34,140 as of July 3, 2016. These leases extend through 2050. We have not received any notice of default related to these leases as of July 3, 2016. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $1,238 as of July 3, 2016. These leases expire on various dates through 2021.

Letters of Credit

As of July 3, 2016, the Company had outstanding letters of credit with various parties totaling $34,967, of which $6,165 were cash collateralized. The outstanding letters of credit include amounts outstanding against the securitized financing facility and for the franchisee Image Activation financing program described above. The related cash collateral is classified as “Restricted cash” in the condensed consolidated balance sheets. We do not expect any material loss to result from these letters of credit.

(14) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of July 3, 2016, the Company had accruals for all of its legal and environmental matters aggregating $5,181. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(15) New Accounting Standards

New Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an amendment that will require the Company to determine impairment of financial instruments based on expected losses rather than incurred losses. The transition method varies with the type of instrument; however, most debt instruments will be transitioned using a modified retrospective approach. The amendment is effective commencing with our 2020 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In March 2016, the FASB issued an amendment which modifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as statement of cash flows presentation. The transition requirement is mostly modified retrospective, with the exception of recognition of excess tax benefits and tax deficiencies which requires prospective adoption. The amendment is effective commencing with our 2017 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In March 2016, the FASB issued an amendment which clarifies the steps for assessing triggering events of embedded contingent put and call options within debt instruments. The amendment requires modified retrospective adoption and is effective commencing with our 2017 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In March 2016, the FASB issued an amendment related to equity method accounting which eliminates the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in level of ownership interest or degree of influence. The amendment requires prospective adoption and is effective commencing with our 2017 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In February 2016, the FASB issued new guidance on leases. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months, as well as enhanced disclosures. The amendment requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach and is effective commencing with our 2019 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In May 2014, the FASB issued amended guidance for revenue recognition. Subsequently, the FASB issued an amendment to defer for one year the effective date of the new guidance on revenue recognition, as well as issued additional clarifying amendments. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and is now effective commencing with our 2018 fiscal year. The guidance allows for either a full retrospective or modified retrospective transition method. We are continuing to evaluate which transition method to use. We do not believe this guidance will impact our recognition of revenue from company-owned restaurant sales or our recognition of continuing royalty revenues from franchisees, which are based on a percentage of franchise sales. We are continuing to evaluate the impact the adoption of this guidance will have on our business, including the recognition of transactions such as franchise development fees, initial fees from franchisees and sales of company-owned restaurants to franchisees, as well as the accounting for our national advertising funds.

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

In February 2015, the FASB issued an amendment that revises the consolidation requirements and significantly changes the consolidation analysis required under current guidance. The Company adopted this amendment, prospectively, during the first quarter of 2016. The adoption of this guidance did not impact our consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

In June 2014, the FASB issued an amendment to clarify that a performance target that affects vesting and that could be achieved after the requisite service period should be treated as a performance condition and therefore should not be reflected in estimating the grant-date fair value of the award. The Company adopted this amendment during the first quarter of 2016. The adoption of this guidance did not impact our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (the “Form 10-K”). There have been no material changes as of July 3, 2016 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding Item 1 of Part II of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s franchises and operates company-owned Wendy’s® quick-service restaurants throughout North America (defined as the United States of America (“U.S.”) and Canada). Wendy’s also has franchised restaurants in 28 foreign countries and U.S. territories, including franchised restaurants located in Brazil, which opened subsequent to July 3, 2016.

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

The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to or on December 31. All three and six month periods presented herein contain 13 weeks and 26 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

Executive Overview

Sale of the Bakery

On May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in The New Bakery Company, LLC and its subsidiaries (collectively, the “Bakery”) to East Balt US, LLC (the “Buyer”) for $78.5 million in cash (subject to customary purchase price adjustments). The Company recorded a pre-tax gain on the disposal of the Bakery of $27.3 million in the second quarter of 2015, which included transaction closing costs and a reduction of goodwill. The Company recognized income tax expense associated with the gain on disposal of $12.2 million during the second quarter of 2015, which included the impact of the disposal of non-deductible goodwill. In conjunction with the Bakery sale, Wendy’s entered into a transition services agreement with the Buyer, pursuant to which Wendy’s provided certain continuing corporate and shared services to the Buyer through March 31, 2016 for no additional consideration. As a result of the sale of the Bakery, the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 and the gain on disposal have been included in “Net income from discontinued operations” in our condensed consolidated statements of operations.

Our Continuing Business

As of July 3, 2016, the Wendy’s restaurant system was comprised of 6,490 restaurants, of which 582 were owned and operated by the Company. All of our company-owned restaurants are located in the U.S. as a result of the Company completing its initiative during the second quarter of 2015 to sell all company-owned restaurants in Canada to franchisees.

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

Wendy’s revenues for the first six months of 2016 include: (1) $518.6 million of sales at company-owned restaurants and (2) $167.0 million of royalty revenue, $65.1 million of rental income and $10.8 million of franchise fees from franchisees. Substantially all of our Wendy’s royalty agreements provide for royalties of 4.0% of franchisees’ revenues.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•	Same-Restaurant Sales
Beginning with the first quarter of 2016, the Company revised its reporting methodology for same-restaurant sales to simplify the reporting of its same-restaurant sales performance for reimaged restaurants and to better align with restaurant-industry practice. Under the new methodology, the Company includes restaurants in its comparable sales base as soon as reimaged restaurants reopen (the “New Method”). Reimaged restaurants previously entered the comparable sales base after they had been open for three continuous months (the “Old Method”). There was no change in the reporting methodology for new restaurants, which will continue to be excluded from same-restaurant sales until they have been open for 15 continuous months. The tables summarizing the results of operations below provide the same-restaurant sales percent change using the New Method, as well as the Old Method. The New Method is consistent with the metric used by our management for internal reporting and analysis. Same-restaurant sales exclude the impact of currency translation.

•Restaurant Margin
We define restaurant margin as sales from company-owned restaurants less cost of sales divided by sales from company-owned restaurants. Cost of sales includes food and paper, restaurant labor and occupancy, advertising and other operating costs. Restaurant margin is influenced by factors such as restaurant openings, remodels and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs and fluctuations in food and labor costs.

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from company-owned restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers. In February 2015, the Company announced plans to sell approximately 540 additional restaurants to franchisees and reduce its ongoing company-owned restaurant ownership to approximately 5% of the total system by the end of 2016. During 2015, 2014 and 2013, the Company completed the sale of 327, 255 and 244 company-owned restaurants to franchisees, respectively, which included the sale of all its company-owned restaurants in Canada.

During the first six months of 2016 and 2015, the Company completed the sale of 55 and 100 company-owned restaurants to franchisees, respectively. The Company recognized net gains totaling $10.4 million and $14.9 million on the sale of company-owned restaurants and other assets during the first six months of 2016 and 2015, respectively, which were recorded to “System optimization gains, net” in our condensed consolidated statements of operations. In addition, the Company facilitated the transfer of 126 restaurants between franchisees during the first six months of 2016. The Company expects to complete its plan to reduce company-owned restaurant ownership to approximately 5% of the total system with the sale of 258 restaurants during the remainder of 2016, all of which were classified as held for sale as of July 3, 2016.

Costs related to our system optimization initiative are recorded to “Reorganization and realignment costs.” During the first six months of 2016 and 2015, the Company recognized costs totaling $4.8 million and $2.4 million, respectively, which primarily included professional fees and accelerated amortization of previously acquired franchise rights in 2016 and accelerated amortization of previously acquired franchise rights and severance and related employee costs in 2015. The Company expects to incur additional costs of approximately $3.7 million during the remainder of 2016 in connection with its system optimization initiative, which are primarily comprised of professional fees.

G&A Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. Costs related to G&A realignment are recorded to “Reorganization and realignment costs.” The Company recognized costs totaling $0.9 million and $8.5 million during the first six months of 2016 and 2015, respectively, which primarily included recruitment and relocation costs in 2016 and share-based compensation, severance and related employee costs and recruitment and relocation costs in 2015. The Company expects to incur additional costs aggregating approximately $1.0 million during the remainder of 2016, comprised primarily of recruitment and relocation costs for the reinvestment in resources to drive long-term growth.

Related Party Transactions

TimWen Lease and Management Fees

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Prior to the second quarter of 2015, Wendy’s operated certain of the Wendy’s/Tim Hortons combo units in Canada and subleased some of the restaurant facilities to franchisees. As a result of the Company completing its plan to sell all of its company-owned restaurants in Canada to franchisees during the second quarter of 2015, all of the restaurant facilities are subleased to franchisees. During the first six months of 2016 and 2015, Wendy’s paid TimWen $5.7 million and $5.9 million, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $0.1 million during both the first six months of 2016 and 2015, which has been included as a reduction to “General and administrative.”

Franchisee Incentive Programs

Franchisee Image Activation Financing Program

Wendy’s executed an agreement in 2013 to partner with a third-party lender to establish a financing program for franchisees that participate in our Image Activation program. Under the program, the lender has agreed to provide loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under Wendy’s Image Activation program. To support the program, Wendy’s provided to the lender a $6.0 million irrevocable stand-by letter of credit, which was issued on July 1, 2013 and was cash collateralized. During the first quarter of 2016, the Company entered into an agreement to reduce the letter of credit from $6.0 million to $1.0 million due to franchisees successfully obtaining financing independently. During the second quarter of 2016, the new irrevocable letter of credit of $1.0 million was issued against the Company’s $2,275.0 million securitized financing facility and the $6.0 million letter of credit was terminated.

Cybersecurity Incident

The Company first reported unusual payment card activity affecting some franchise-owned restaurants in February 2016 and that malware had been discovered on certain systems. Subsequently, on June 9, 2016, the Company reported that an additional malware variant had been identified and disabled. On July 7, 2016, the Company, on behalf of affected franchise locations, provided information about specific restaurant locations that may have been impacted by these attacks, all of which are located in the United States, along with support for customers who may have been affected by the malware variants. See “Item 1 - Legal Proceedings” and “Item 1A - Risk Factors” in “Part II - Other Information” for further information.

Results of Operations

The tables included throughout Results of Operations set forth in millions the Company’s consolidated results of operations for the second quarter of 2016 and 2015. As a result of the sale of the Bakery discussed above in “Executive Overview - Sale of the Bakery,” the Bakery’s results of operations for the period from March 30, 2015 through May 31, 2015 have been included in “Income from discontinued operations, net of income taxes” in the table below.

	Three Months Ended
	July 3, 2016	June 28, 2015	Change
Revenues:
Sales	$259.2	$385.0	$(125.8)
Franchise revenues	123.5	104.5	19.0
	382.7	489.5	(106.8)
Costs and expenses:
Cost of sales	202.6	315.1	(112.5)
General and administrative	61.1	60.8	0.3
Depreciation and amortization	30.7	39.3	(8.6)
System optimization gains, net	(1.9)	(15.7)	13.8
Reorganization and realignment costs	2.5	6.3	(3.8)
Impairment of long-lived assets	5.5	10.0	(4.5)
Other operating expense, net	16.6	9.4	7.2
	317.1	425.2	(108.1)
Operating profit	65.6	64.3	1.3
Interest expense	(28.6)	(17.2)	(11.4)
Loss on early extinguishment of debt	—	(7.3)	7.3
Other income, net	0.3	0.3	—
Income from continuing operations before income taxes	37.3	40.1	(2.8)
Provision for income taxes	(10.8)	(15.3)	4.5
Income from continuing operations	26.5	24.8	1.7
Discontinued operations:
Income from discontinued operations, net of income taxes	—	0.3	(0.3)
Gain on disposal of discontinued operations, net of income taxes	—	15.1	(15.1)
Net income from discontinued operations	—	15.4	(15.4)
Net income	$26.5	$40.2	$(13.7)

	Second Quarter 2016		Second Quarter 2015
Revenues:
Sales	$259.2		$385.0
Franchise revenues:
Royalty revenue	$86.3		$80.7
Rental income	34.5		20.2
Franchise fees	2.7		3.6
Total franchise revenues	123.5		104.5
Total revenues	$382.7		$489.5

	Second Quarter 2016	% of Sales	Second Quarter 2015	% of Sales
Cost of sales:
Food and paper	$78.4	30.2%	$122.4	31.8%
Restaurant labor	70.8	27.3%	107.1	27.8%
Occupancy, advertising and other operating costs	53.4	20.6%	85.6	22.2%
Total cost of sales	$202.6	78.1%	$315.1	81.8%

	Second Quarter 2016	% of Sales	Second Quarter 2015	% of Sales
Restaurant margin	$56.6	21.9%	$69.9	18.2%

	New Method		Old Method
	Second Quarter 2016	Second Quarter 2015	Second Quarter 2016	Second Quarter 2015
Same-restaurant sales:
North America same-restaurant sales:
Company-owned	1.2%	2.4%	0.9%	2.4%
Franchised	0.3%	2.3%	0.3%	2.2%
Systemwide	0.4%	2.4%	0.4%	2.2%

Total same-restaurant sales:
Company-owned	1.2%	2.4%	0.9%	2.4%
Franchised (a)	0.2%	2.2%	0.3%	2.1%
Systemwide (a)	0.3%	2.2%	0.3%	2.1%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela due to the impact of Venezuela’s highly inflationary economy).

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at April 3, 2016	582	5,900	6,482
Opened	2	17	19
Closed	(2)	(9)	(11)
Restaurant count at July 3, 2016	582	5,908	6,490

Sales	Change
Sales	$(125.8)

The decrease in sales during the second quarter of 2016 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative, which resulted in a reduction in sales of $139.5 million. Company-owned same-restaurant sales during the second quarter of 2016 increased primarily due to an increase in customer count, partially offset by a slight decrease in our average per customer check amount, primarily resulting from changes in product mix. Sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants.

Franchise Revenues	Change
Royalty revenue	$5.6
Rental income	14.3
Franchise fees	(0.9)
$19.0

The increase in franchise revenues during the second quarter of 2016 was primarily due to increases in rental income and royalty revenue primarily resulting from sales of company-owned restaurants to franchisees under our system optimization initiative.

Cost of Sales, as a Percent of Sales	Change
Food and paper	(1.6)%
Restaurant labor	(0.5)%
Occupancy, advertising and other operating costs	(1.6)%
(3.7)%

The improvement in cost of sales, as a percent of sales, during the second quarter of 2016 was primarily due to a decrease in commodity costs, reflecting lower beef prices. In addition, the increase in same-restaurant sales and higher sales at our new and remodeled Image Activation restaurants contributed to the improvement in cost of sales, as a percent of sales. These decreases in cost of sales, as a percent of sales, were partially offset by the negative impact of changes in product mix.

General and Administrative	Change
Severance	$2.3
Employee compensation and related expenses	(1.9)
Other, net	(0.1)
$0.3

The increase in general and administrative expenses during the second quarter of 2016 was primarily due to severance expense. The increase in general and administrative expenses was partially offset by a decrease in employee compensation and related expenses primarily as a result of changes in staffing driven by our ongoing system optimization initiative.

Depreciation and Amortization	Change
Restaurants	$(9.0)
Corporate and other	0.4
$(8.6)

The decrease in restaurant depreciation and amortization during the second quarter of 2016 was primarily due to decreases in (1) depreciation on assets sold or classified as held for sale under our system optimization initiative of $5.8 million and (2) accelerated depreciation on existing assets that are being replaced as part of our Image Activation program of $2.9 million.

System Optimization Gains, Net	Second Quarter
	2016	2015
System optimization gains, net	$(1.9)	$(15.7)

The decrease in system optimization gains, net during the second quarter of 2016 was due to the sale of 83 company-owned restaurants to franchisees during the second quarter of 2015. There were no sales of company-owned restaurants to franchisees during the second quarter of 2016.

Reorganization and Realignment Costs	Second Quarter
	2016	2015
G&A realignment	$0.4	$4.4
System optimization initiative	2.1	1.9
	$2.5	$6.3

During the second quarter of 2016 and 2015, the Company recognized costs associated with its G&A realignment plan totaling $0.4 million and $4.4 million, respectively. In the second quarter of 2016, costs primarily included recruitment and relocation costs. In the second quarter of 2015, costs primarily included share-based compensation expense.

During the second quarter of 2016 and 2015, the Company recognized costs associated with its system optimization initiative totaling $2.1 million and $1.9 million, respectively. In the second quarter of 2016, costs primarily included (1) professional fees of $1.4 million and (2) accelerated amortization of $0.7 million. In the second quarter of 2015, costs primarily included accelerated amortization.

Impairment of Long-Lived Assets	Change
Impairment of long-lived assets	$(4.5)

The decrease in impairment charges during the second quarter of 2016 was primarily driven by variations in losses from the remeasurement of properties to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of company-owned restaurants. In addition, the second quarter of 2015 included impairment charges totaling $2.1 million resulting from the deterioration in operating performance of certain company-owned restaurants and charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

Other Operating Expense, Net	Second Quarter
	2016	2015
Lease expense	$17.5	$11.4
Equity in earnings in joint ventures, net	(2.4)	(2.5)
Other, net	1.5	0.5
	$16.6	$9.4

The increase in other operating expense, net during the second quarter of 2016 was primarily due to an increase in lease expense resulting from (1) subleasing properties to franchisees that were previously operated as company-owned restaurants and as such, had been previously recorded in cost of sales and (2) entering into new leases in connection with facilitating franchisee-to-franchisee restaurant transfers for purposes of subleasing such properties to the franchisee.

Interest Expense	Change
Interest expense	$11.4

The increase in interest expense during the second quarter of 2016 was primarily a result of the Company completing a $2,275.0 million securitized financing facility on June 1, 2015. The principal amounts outstanding under the securitized financing facility significantly exceed the amounts that were outstanding under the Company’s prior credit agreement. In addition, the notes under the securitized financing facility bear fixed-rate interest at rates higher than our historical effective interest rates on our variable interest rate loans under the prior credit agreement.

Loss on Early Extinguishment of Debt

During the second quarter of 2015, the Company incurred a loss on the early extinguishment of debt as a result of repaying all amounts outstanding under the Company’s prior credit agreement with the proceeds from its securitized financing facility. The loss on the early extinguishment of debt was primarily comprised of the write-off of deferred costs associated with the prior credit agreement of $7.2 million and fees paid to terminate the related interest rate swaps of $0.1 million.

Provision for Income Taxes	Change
State income taxes, net of federal benefits	$(2.6)
System optimization initiative	(1.4)
Federal and state provision on variance in income from continuing operations before income taxes	(0.2)
Prior year tax matters	(0.2)
Other	(0.1)
$(4.5)

Our income taxes during the second quarter of 2016 and 2015 were impacted by (1) changes to valuation allowances on state net operating loss carryforwards, (2) the disposal of non-deductible goodwill and changes to state deferred taxes in connection with our system optimization initiative, including a correction to a prior year identified and recorded in the second quarter of 2016, which resulted in a benefit of $4.2 million, (3) variations in income from continuing operations before income taxes, adjusted for recurring items and (4) adjustments related to prior year tax matters.

Net Income from Discontinued Operations	Second Quarter
2015
Income from discontinued operations before income taxes	$0.8
Provision for income taxes	(0.5)
Income from discontinued operations, net of income taxes	0.3
Gain on disposal of discontinued operations before income taxes	27.3
Provision for income taxes on gain on disposal	(12.2)
Gain on disposal of discontinued operations, net of income taxes	15.1
Net income from discontinued operations	$15.4

As a result of the sale of the Bakery during the second quarter of 2015, as discussed above in “Executive Overview - Sale of the Bakery,” the Bakery’s results of operations for the period from March 30, 2015 through May 31, 2015 have been included in “Income from discontinued operations, net of income taxes” in the table above. During the second quarter of 2015, the Company recognized a gain on the disposal of the Bakery of $15.1 million, net of income tax expense of $12.2 million, which has been included in net income from discontinued operations. The provision for income taxes on the gain on disposal includes the impact of non-deductible goodwill disposed of as a result of the sale.

Results of Operations

The following tables included throughout Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the six months ended July 3, 2016 and June 28, 2015. As a result of the sale of the Bakery discussed above in “Executive Overview - Sale of the Bakery,” the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 have been included in “Income from discontinued operations, net of income taxes” in the table below.

	Six Months Ended
	July 3, 2016	June 28, 2015	Change
Revenues:
Sales	$518.6	$742.6	$(224.0)
Franchise revenues	242.9	198.7	44.2
	761.5	941.3	(179.8)
Costs and expenses:
Cost of sales	417.3	620.2	(202.9)
General and administrative	125.8	120.5	5.3
Depreciation and amortization	63.1	74.9	(11.8)
System optimization gains, net	(10.4)	(14.9)	4.5
Reorganization and realignment costs	5.7	10.9	(5.2)
Impairment of long-lived assets	12.6	12.0	0.6
Other operating expense, net	17.9	15.5	2.4
	632.0	839.1	(207.1)
Operating profit	129.5	102.2	27.3
Interest expense	(56.7)	(29.9)	(26.8)
Loss on early extinguishment of debt	—	(7.3)	7.3
Other income, net	0.5	0.5	—
Income from continuing operations before income taxes	73.3	65.5	7.8
Provision for income taxes	(21.5)	(22.5)	1.0
Income from continuing operations	51.8	43.0	8.8
Discontinued operations:
Income from discontinued operations, net of income taxes	—	9.6	(9.6)
Gain on disposal of discontinued operations, net of income taxes	—	15.1	(15.1)
Net income from discontinued operations	—	24.7	(24.7)
Net income	$51.8	$67.7	$(15.9)

	Six Months 2016		Six Months 2015
Revenues:
Sales	$518.6		$742.6
Franchise revenues:
Royalty revenue	$167.0		$154.3
Rental income	65.1		38.1
Franchise fees	10.8		6.3
Total franchise revenues	242.9		198.7
Total revenues	$761.5		$941.3

	Six Months 2016	% of Sales	Six Months 2015	% of Sales
Cost of sales:
Food and paper	$157.6	30.4%	$238.0	32.0%
Restaurant labor	146.8	28.3%	212.3	28.6%
Occupancy, advertising and other operating costs	112.9	21.8%	169.9	22.9%
Total cost of sales	$417.3	80.5%	$620.2	83.5%

	Six Months 2016	% of Sales	Six Months 2015	% of Sales
Restaurant margin	$101.3	19.5%	$122.4	16.5%

	New Method		Old Method
	Six Months 2016	Six Months 2015	Six Months 2016	Six Months 2015
Same-restaurant sales:
North America same-restaurant sales:
Company-owned	3.0%	2.6%	2.8%	2.5%
Franchised	1.8%	2.9%	1.8%	2.7%
Systemwide	1.9%	2.8%	1.9%	2.7%

Total same-restaurant sales:
Company-owned	3.0%	2.6%	2.8%	2.5%
Franchised (a)	1.7%	2.7%	1.7%	2.6%
Systemwide (a)	1.8%	2.7%	1.8%	2.6%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela due to the impact of Venezuela’s highly inflationary economy).

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at January 3, 2016	632	5,847	6,479
Opened	6	43	49
Closed	(3)	(35)	(38)
Net (sold to) purchased by franchisees	(53)	53	—
Restaurant count at July 3, 2016	582	5,908	6,490

Sales	Change
Sales	$(224.0)

The decrease in sales during the first six months of 2016 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative, which resulted in a reduction in sales of $257.9 million. Company-owned same-restaurant sales during the first six months of 2016 increased primarily due to an increase in customer count, partially offset by a slight decrease in our average per customer check amount, primarily resulting from changes in product mix. Sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants.

Franchise Revenues	Change
Royalty revenue	$12.7
Rental income	27.0
Franchise fees	4.5
$44.2

The increase in franchise revenues during the first six months of 2016 was primarily due to increases in rental income, royalty revenue and initial franchise fees resulting from sales of company-owned restaurants to franchisees and facilitating franchisee-to-franchisee restaurant transfers under our system optimization initiative. Royalty revenue was also positively impacted by a 1.7% increase in franchise same-restaurant sales.

Cost of Sales, as a Percent of Sales	Change
Food and paper	(1.6)%
Restaurant labor	(0.3)%
Occupancy, advertising and other operating costs	(1.1)%
(3.0)%

The improvement in cost of sales, as a percent of sales, during the first six months of 2016 was primarily due to a decrease in commodity costs, reflecting lower beef prices. In addition, the increase in same-restaurant sales and higher sales at our new and remodeled Image Activation restaurants contributed to the improvement in cost of sales, as a percent of sales. These decreases in cost of sales, as a percent of sales, were partially offset by the negative impact of changes in product mix.

General and Administrative	Change
Share-based compensation	$2.8
Severance	2.7
Legal reserves	2.6
Employee compensation and related expenses	(3.0)
Other	0.2
$5.3

The increase in general and administrative expenses during the first six months of 2016 was primarily due to increases in (1) share-based compensation primarily as a result of awards granted and timing of expense recognition, (2) severance expense and (3) legal reserves. The increase in general and administrative expenses was partially offset by a decrease in employee compensation and related expenses primarily as a result of changes in staffing driven by our ongoing system optimization initiative.

Depreciation and Amortization	Change
Restaurants	$(11.9)
Corporate and other	0.1
$(11.8)

The decrease in restaurant depreciation and amortization during the first six months of 2016 was primarily due to a decrease in depreciation on assets sold or classified as held for sale under our system optimization initiative of $10.1 million.

System Optimization Gains, Net	Six Months
	2016	2015
System optimization gains, net	$(10.4)	$(14.9)

The decrease in system optimization gains, net during the first six months of 2016 was primarily due to fewer sales of company-owned restaurants to franchisees. The Company sold 55 U.S. restaurants during the first six months of 2016 compared to 100 Canadian restaurants in 2015.

Reorganization and Realignment Costs	Six Months
	2016	2015
G&A realignment	$0.9	$8.5
System optimization initiative	4.8	2.4
	$5.7	$10.9

During the first six months of 2016 and 2015, the Company recognized costs associated with its G&A realignment plan totaling $0.9 million and $8.5 million, respectively. During the first six months of 2016, costs primarily included recruitment and relocation costs. During the first six months of 2015, costs primarily included (1) share-based compensation expense of $4.9 million, (2) severance and related employee costs of $2.6 million and (3) recruitment and relocation costs of $1.0 million.

During the first six months of 2016 and 2015, the Company recognized costs associated with its system optimization initiative totaling $4.8 million and $2.4 million, respectively. During the first six months of 2016, costs primarily included (1) professional fees of $3.1 million and (2) accelerated amortization of $1.6 million. During the first six months of 2015, costs primarily included (1) accelerated amortization of $1.6 million and (2) severance and related employee costs of $0.6 million.

Impairment of Long-Lived Assets	Change
Impairment of long-lived assets	$0.6

The increase in impairment charges during the first six months of 2016 was primarily driven by variations in losses from the remeasurement of properties to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of company-owned restaurants. This increase was partially offset by impairment charges during the first six months of 2015 totaling $2.5 million resulting from the deterioration in operating performance of certain company-owned restaurants and charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

Other Operating Expense, Net	Six Months
	2016	2015
Lease expense	$32.2	$21.3
Lease buyout	(11.6)	(2.1)
Equity in earnings in joint ventures, net	(4.3)	(4.5)
Other	1.6	0.8
	$17.9	$15.5

The increase in other operating expense, net during the first six months of 2016 was primarily due to an increase in lease expense resulting from (1) subleasing properties to franchisees that were previously operated as company-owned restaurants and as such, had been recorded to cost of sales and (2) entering into new leases in connection with facilitating franchisee-to-franchisee restaurant transfers for purposes of subleasing such properties to the franchisee. The increase in expense was partially offset by a gain recognized on a lease buyout during the first quarter of 2016.

Interest Expense	Change
Interest expense	$26.8

The increase in interest expense during the first six months of 2016 was primarily a result of the Company completing a $2,275.0 million securitized financing facility on June 1, 2015. The principal amounts outstanding under the securitized financing facility significantly exceed the amounts that were outstanding under the Company’s prior credit agreement. In addition, the notes under the securitized financing facility bear fixed-rate interest at rates higher than our historical effective interest rates on our variable interest rate loans under the prior credit agreement.

Loss on Early Extinguishment of Debt

During the second quarter of 2015, the Company incurred a loss on the early extinguishment of debt as a result of repaying all amounts outstanding under the Company’s prior credit agreement with the proceeds from its securitized financing facility. The loss on the early extinguishment of debt was primarily comprised of the write-off of deferred costs associated with the prior credit agreement of $7.2 million and fees paid to terminate the related interest rate swaps of $0.1 million.

Provision for Income Taxes	Change
State income taxes, net of federal benefits	$(6.2)
System optimization initiative	(0.1)
Federal and state expense on variance in income from continuing operations before income taxes	3.7
Prior year tax matters, including changes to unrecognized tax benefits	1.6
$(1.0)

Our income taxes during the first six months of 2016 and 2015 were impacted by (1) changes to valuation allowances on state net operating loss carryforwards, including a correction to a prior year identified and recorded in the first quarter of 2016, which resulted in a benefit of $2.9 million, (2) the disposal of non-deductible goodwill and changes to state deferred taxes in connection with our system optimization initiative, including a correction to a prior year identified and recorded in the second quarter of 2016, which resulted in a benefit of $4.2 million, (3) variations in income from continuing operations before income taxes, adjusted for recurring items and (4) adjustments related to prior year tax matters, including changes to unrecognized tax benefits.

Net Income from Discontinued Operations	Six Months
2015
Income from discontinued operations before income taxes	$15.1
Provision for income taxes	(5.5)
Income from discontinued operations, net of income taxes	9.6
Gain on disposal of discontinued operations before income taxes	27.3
Provision for income taxes on gain on disposal	(12.2)
Gain on disposal of discontinued operations, net of income taxes	15.1
Net income from discontinued operations	$24.7

As a result of the sale of the Bakery during the second quarter of 2015, as discussed above in “Executive Overview - Sale of the Bakery,” the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 have been included in “Income from discontinued operations, net of income taxes” in the table above. During the second quarter of 2015, the Company recognized a gain on the disposal of the Bakery of $15.1 million, net of income tax expense of $12.2 million, which has been included in net income from discontinued operations. The provision for income taxes on the gain on disposal includes the impact of non-deductible goodwill disposed of as a result of the sale.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash provided by operating activities increased $47.8 million in the first six months of 2016 as compared to the first six months of 2015, primarily due to changes in our net income and non-cash items as well as the following:

•	an increase of $27.3 million as a result of cash restricted for the payment of interest under our securitized financing facility during the second quarter of 2015; and

•	an increase of $7.3 million as a result of payments to terminate our cash flow hedges during the second quarter of 2015; partially offset by

•	an increase of $30.0 million in interest payments primarily resulting from the securitized financing facility;

•	a $27.9 million increase in income tax payments, net of refunds; and

•	an increase in payments for incentive compensation for the 2015 fiscal year.

Cash used in investing activities increased $6.9 million in the first six months of 2016 as compared to the first six months of 2015, primarily due to the following:

•	a decrease of $78.4 million in proceeds from the sale of the Bakery during the second quarter of 2015; partially offset by

•	a decrease of $62.1 million in capital expenditures; and

•	an increase of $6.4 million in proceeds from dispositions related to our system optimization initiative.

Cash used in financing activities increased $1,041.5 million in the first six months of 2016 as compared to the first six months of 2015, primarily due to non-cash items as well as the following:

•
a net decrease in cash provided by long-term debt activities of $947.1 million primarily from the Company’s $2,275.0 million securitized financing facility and the related repayment of debt under the Company’s prior credit agreement during the second quarter of 2015; and

•	an increase in repurchases of common stock of $44.9 million.

The net cash used in our business before the effect of exchange rate changes on cash was approximately $66.5 million.

Sources and Uses of Cash for the Remainder of 2016

Our anticipated sources of cash and cash requirements for the remainder of 2016, exclusive of operating cash flow requirements, consist principally of:

•	capital expenditures of approximately $71.5 million, resulting in total anticipated cash capital expenditures for the year of approximately $140.0 million.

•	quarterly cash dividends aggregating up to approximately $31.4 million as discussed below in “Dividends;”

•	potential stock repurchases of up to $269.0 million, of which $21.1 million was repurchased subsequent to July 3, 2016 through August 4, 2016 as discussed below in “Stock Repurchases;” and

•	consideration paid for restaurant acquisitions and proceeds from restaurant dispositions under our system optimization initiative.

Based on current levels of operations, the Company expects that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Dividends

On March 15, 2016 and June 15, 2016, The Wendy’s Company paid quarterly cash dividends of $0.06 per share on its common stock, aggregating $32.2 million. On August 4, 2016, The Wendy’s Company declared a dividend of $0.06 per share to be paid on September 15, 2016 to shareholders of record as of September 1, 2016. If The Wendy’s Company pays regular quarterly cash dividends for the remainder of 2016 at the same rate as declared in the second quarter of 2016, the total cash requirement for dividends for the remainder of 2016 would be approximately $31.4 million based on the number of shares of common stock outstanding at August 4, 2016. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

On June 1, 2015, our Board of Directors authorized a repurchase program for up to $1.4 billion of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible. During the first six months of 2016, the Company repurchased 10.8 million shares with an aggregate purchase price of $109.2 million, of which $3.0 million was accrued at July 3, 2016 and excluding commissions of $0.2 million. As of July 3, 2016, the Company had $269.0 million of availability remaining under its June 2015 authorization. Subsequent to July 3, 2016 through August 4, 2016, the Company repurchased 2.2 million shares with an aggregate purchase price of $21.1 million, excluding commissions.

Also as part of the June 2015 authorization, the Company commenced an $850.0 million share repurchase program on June 3, 2015, which included (1) a modified Dutch auction tender offer to repurchase up to $639.0 million of our common stock and (2) a separate stock purchase agreement to repurchase up to $211.0 million of our common stock from Nelson Peltz, Peter W. May (Messrs. Peltz and May are members of the Company’s Board of Directors) and Edward P. Garden (who served on the Company’s Board of Directors until December 14, 2015) and certain of their family members and affiliates, investment funds managed by Trian Fund Management, L.P. (an investment management firm controlled by Messrs. Peltz, May and Garden, “TFM”) and the general partner of certain of those funds (together with Messrs. Peltz, May and Garden, certain of their family members and affiliates and TFM, the “Trian Group”). During the second quarter of 2015, the Company incurred costs of $1.5 million in connection with the tender offer, which were recorded to treasury stock. The $850.0 million share repurchase program was completed during the third quarter of 2015.

In August 2014, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. During the first six months of 2015, the Company repurchased 5.7 million shares with an aggregate purchase price of $61.6 million, excluding commissions of $0.1 million. The August 2014 authorization was completed during the third quarter of 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of July 3, 2016 there were no material changes from the information contained in the Form 10-K for the fiscal year ended January 3, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 3, 2016. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2016, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the second quarter of 2016 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•
certain factors affecting our franchisees, including the business and financial viability of franchisees, the timely payment of such franchisees’ obligations due to us or to national or local advertising organizations, and the ability of our franchisees to open new restaurants and remodel existing restaurants in accordance with their development and franchise commitments, including their ability to finance restaurant development and remodels;

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

•
risks associated with failures, interruptions or security breaches of the Company’s computer systems or technology, or the occurrence of cyber incidents or a deficiency in cybersecurity that impacts the Company or its franchisees, including the cybersecurity incident described in Item 1A below;

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

The Company was named as a defendant in a civil complaint that was filed in the U.S. District Court for the Middle District of Florida on February 8, 2016 by plaintiff Jonathan Torres. The complaint asserted claims of breach of implied contract, negligence and violations of the Florida Unfair and Deceptive Trade Practices Act arising from the Company’s alleged failure to safeguard customer credit card information and the alleged failure to provide notice that credit card information had been compromised. The complaint sought certification of a putative nationwide class of consumers impacted by the alleged failures. The plaintiff sought monetary damages, injunctive and equitable relief, attorneys’ fees and other costs. The Company’s motion to dismiss the complaint was granted, without prejudice, on July 15, 2016.

An amended complaint was filed in the same court by plaintiff Jonathan Torres and six additional named plaintiffs on July 29, 2016. The amended complaint names the Company’s subsidiary, Wendy’s International, LLC (“Wendy’s International”), as the defendant and asserts claims of breach of implied contract, negligence and violations of state consumer protection or deceptive trade practices statutes in the states of Florida, New York, New Jersey, Mississippi, Tennessee and Texas arising from Wendy’s International’s alleged failure to safeguard customer credit card information and the alleged failure to provide notice that credit card information had been compromised. The amended complaint also asserts violations of state data breach statutes in Florida, New York, New Jersey, Tennessee and Texas based on Wendy’s International’s alleged failure to timely and fully disclose the alleged data breach. The amended complaint seeks certification of a putative nationwide class of consumers impacted by the alleged failures, or in the alternative, statewide classes for Florida, New York, New Jersey, Mississippi, Tennessee and Texas. The plaintiffs seek monetary damages, injunctive and equitable relief, attorneys’ fees and other costs.

The Company was named as a defendant in a civil complaint that was filed in the U.S. District Court for the Western District of Pennsylvania on April 25, 2016 by plaintiff First Choice Federal Credit Union. The complaint asserts claims of common law negligence, negligence per se due to the alleged violation of section 5 of the Federal Trade Commission Act, and declaratory and injunctive relief. All of these claims are based on the allegations arising from the Company’s alleged failure to safeguard customer credit card information and the alleged failure to provide notice that credit card information had been compromised. The complaint sought certification of a putative nationwide class of banks, credit unions, financial institutions and other entities in the United States impacted by the alleged failures. The plaintiff sought monetary damages, a declaratory judgment, injunctive relief, attorneys’ fees and other costs.

The Company was named as a defendant in four other civil complaints filed by financial institutions in the U.S. District Court for the Western District of Pennsylvania based on the allegations arising from the Company’s alleged failure to safeguard customer credit card information and the alleged failure to provide notice that credit card information had been compromised. These cases were consolidated into the First Choice Federal Credit Union case.

An amended civil complaint was filed in the consolidated proceeding in the U.S. District Court for the Western District of Pennsylvania on July 22, 2016 naming the Company and two of its subsidiaries as defendants. The amended complaint was brought by 22 financial institutions and five association plaintiffs (representing members who are credit unions and other similar financial institutions). The amended complaint asserts claims of common law negligence, negligence per se due to the alleged violation of section 5 of the Federal Trade Commission Act, violation of the Ohio Deceptive Trade Practices Act, and declaratory and injunctive relief. The amended complaint also seeks certification of a putative nationwide class of banks, credit unions, financial institutions and other entities in the United States impacted by the alleged failures. The plaintiffs seek monetary damages, a declaratory judgment, injunctive relief, attorneys’ fees and other costs.

The Company believes it has meritorious defenses to each of the actions described above and intends to vigorously oppose the claims asserted in each of the complaints.

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

Certain of Our Franchisees have Experienced a Cybersecurity Incident

The Company first reported unusual payment card activity affecting some franchise-owned restaurants in February 2016 and that malware had been discovered on certain systems. Subsequently, on June 9, 2016, the Company reported that an additional malware variant had been identified and disabled. On July 7, 2016, the Company, on behalf of affected franchise locations, provided information about specific restaurant locations that may have been impacted by these attacks, all of which are located in the United States, along with support for customers who may have been affected by the malware variants.

Working closely with third-party forensic experts, federal law enforcement and payment card industry contacts as part of its ongoing investigation, the Company determined that specific payment card information was targeted by the additional malware variant. This information included cardholder name, credit or debit card number, expiration date, cardholder verification value and service code.

The Company believes the criminal cyberattacks resulted from service providers’ remote access credentials being compromised, allowing access, and the ability to deploy malware, to some franchisees’ point-of-sale systems. There has been no indication in the ongoing investigation that any Company-operated restaurants were impacted by this activity.

The Company worked with investigators to disable the malware involved in the first attack earlier this year. Soon after detecting the malware variant involved in the latest attack, the Company identified a method of disabling it and thereafter disabled it in all franchisee restaurants where it was discovered. The investigation has confirmed that criminals used malware believed to have been effectively deployed on some Wendy’s franchisee systems starting in late fall 2015.

The Company has been named as a defendant in a putative class action filed in the United States on behalf of customers, as well as five class actions brought by financial institutions in the United States that have been consolidated into a single proceeding. These class actions seek damages and other relief allegedly arising from the cybersecurity incident. In addition, claims may also be made by payment card networks against the affected franchisees. These claims and investigations may adversely affect how we or our franchisees operate the business, divert the attention of management from the operation of the business, have an adverse effect on our reputation, result in additional costs and adversely affect our results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the second quarter of 2016:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
April 4, 2016 through May 8, 2016	1,986,022	$11.05	1,981,373	$308,105,428
May 9, 2016 through June 5, 2016	1,708,053	$10.33	1,663,900	$290,945,069
June 6, 2016 through July 3, 2016	2,238,416	$9.84	2,236,200	$268,968,817
Total	5,932,491	$10.38	5,881,473	$268,968,817

(1)
Includes 51,018 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In June 2015, our Board of Directors authorized the repurchase of up to $1.4 billion of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible.

Subsequent to July 3, 2016 through August 4, 2016, the Company repurchased 2.2 million shares with an aggregate purchase price of $21.1 million, excluding commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of The Wendy’s Company, as filed with the Secretary of State of the State of Delaware on May 26, 2016, incorporated herein by reference to Exhibit 3.1 of The Wendy’s Company Current Report on Form 8-K filed on May 26, 2016 (SEC file no. 001-02207).

3.2	By-Laws of The Wendy’s Company (as amended and restated through May 26, 2016).*
10.1	Employment Letter between The Wendy’s Company and David Trimm executed on May 21, 2015.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: August 10, 2016	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the Company)

Date: August 10, 2016	By: /s/ Scott A. Kriss
Scott A. Kriss
Senior Vice President -
Chief Accounting and Tax Officer
(Principal Accounting Officer)

Exhibit Index

EXHIBIT NO.	DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of The Wendy’s Company, as filed with the Secretary of State of the State of Delaware on May 26, 2016, incorporated herein by reference to Exhibit 3.1 of The Wendy’s Company Current Report on Form 8-K filed on May 26, 2016 (SEC file no. 001-02207).

3.2	By-Laws of The Wendy’s Company (as amended and restated through May 26, 2016).*
10.1	Employment Letter between The Wendy s Company and David Trimm executed on May 21, 2015.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.