Form 10-Q
period 2016-10-02
Wendy's Co
filed 2016-11-09
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016

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
Yes [ ] No [x]

There were 257,028,237 shares of The Wendy’s Company common stock outstanding as of November 3, 2016.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	October 2, 2016	January 3, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$308,784	$327,216
Restricted cash	40,776	42,869
Accounts and notes receivable	109,835	104,854
Inventories	2,653	4,312
Prepaid expenses and other current assets	60,026	69,919
Advertising funds restricted assets	90,763	67,399
Total current assets	612,837	616,569
Properties	1,207,938	1,227,944
Goodwill	742,234	770,781
Other intangible assets	1,326,134	1,339,587
Investments	59,687	58,369
Other assets	165,594	95,470
Total assets	$4,114,424	$4,108,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,830	$23,290
Accounts payable	39,722	53,681
Accrued expenses and other current liabilities	110,671	124,404
Advertising funds restricted liabilities	90,763	67,399
Total current liabilities	264,986	268,774
Long-term debt	2,491,992	2,402,823
Deferred income taxes	444,220	459,713
Other liabilities	234,651	224,496
Total liabilities	3,435,849	3,355,806
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued	47,042	47,042
Additional paid-in capital	2,875,203	2,874,752
Accumulated deficit	(303,703)	(356,632)
Common stock held in treasury, at cost; 211,531 and 198,109 shares, respectively	(1,881,307)	(1,741,425)
Accumulated other comprehensive loss	(58,660)	(70,823)
Total stockholders’ equity	678,575	752,914
Total liabilities and stockholders’ equity	$4,114,424	$4,108,720

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(Unaudited)
Revenues:
Sales	$228,644	$359,015	$747,211	$1,101,632
Franchise revenues	135,368	105,614	378,306	304,300
	364,012	464,629	1,125,517	1,405,932
Costs and expenses:
Cost of sales	186,546	291,524	603,836	911,757
General and administrative	58,938	63,683	184,708	184,152
Depreciation and amortization	29,362	36,420	92,456	111,300
System optimization (gains) losses, net	(37,756)	98	(48,106)	(14,751)
Reorganization and realignment costs	2,129	5,754	7,866	16,646
Impairment of long-lived assets	361	1,513	12,991	13,468
Other operating expense, net	18,344	9,698	36,201	25,202
	257,924	408,690	889,952	1,247,774
Operating profit	106,088	55,939	235,565	158,158
Interest expense	(28,731)	(27,938)	(85,483)	(57,882)
Loss on early extinguishment of debt	—	—	—	(7,295)
Other income, net	498	214	1,036	725
Income from continuing operations before income taxes	77,855	28,215	151,118	93,706
Provision for income taxes	(28,965)	(19,892)	(50,385)	(42,408)
Income from continuing operations	48,890	8,323	100,733	51,298
Discontinued operations:
(Loss) income from discontinued operations, net of income taxes	—	(417)	—	9,171
(Loss) gain on disposal of discontinued operations, net of income taxes	—	(322)	—	14,817
Net (loss) income from discontinued operations	—	(739)	—	23,988
Net income	$48,890	$7,584	$100,733	$75,286

Basic income (loss) per share:
Continuing operations	$.19	$.03	$.38	$.15
Discontinued operations	—	—	—	.07
Net income	$.19	$.03	$.38	$.22

Diluted income (loss) per share:
Continuing operations	$.18	$.03	$.37	$.15
Discontinued operations	—	—	—	.07
Net income	$.18	$.03	$.37	$.22

Dividends per share	$.06	$.055	$.18	$.165

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
	(Unaudited)

Net income	$48,890	$7,584	$100,733	$75,286
Other comprehensive (loss) income, net:
Foreign currency translation adjustment	(3,369)	(17,385)	10,887	(29,879)
Change in unrecognized pension loss, net of income tax benefit of $34 and $124, respectively	—	—	(56)	(203)
Effect of cash flow hedges, net of income tax (provision) benefit of $(279) and $(273) for the three months and $(838) and $1,217 for the nine months ended October 2, 2016 and September 27, 2015, respectively	444	435	1,332	(2,007)
Other comprehensive (loss) income, net	(2,925)	(16,950)	12,163	(32,089)
Comprehensive income (loss)	$45,965	$(9,366)	$112,896	$43,197

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(Unaudited)
Cash flows from operating activities:
Net income	$100,733	$75,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,056	118,708
Share-based compensation	14,260	18,784
Impairment of long-lived assets	12,991	13,468
Deferred income tax	(17,024)	35,368
Excess tax benefits from share-based compensation	(2,376)	(49,870)
Non-cash rent (income) expense, net	(5,138)	2,792
Net receipt of deferred vendor incentives	4,110	3,402
System optimization gains, net	(48,106)	(14,783)
Gain on disposal of the Bakery	—	(27,526)
Distributions received from TimWen joint venture	8,451	9,198
Equity in earnings in joint ventures, net	(6,495)	(6,968)
Long-term debt-related activities, net (see below)	8,752	4,972
Other, net	4,229	307
Changes in operating assets and liabilities:
Restricted cash	181	(23,686)
Accounts and notes receivable	(33,260)	(29,046)
Inventories	126	203
Prepaid expenses and other current assets	(3,958)	(6,530)
Accounts payable	(6,412)	9,212
Accrued expenses and other current liabilities	5,677	(14,662)
Net cash provided by operating activities	130,797	118,629
Cash flows from investing activities:
Capital expenditures	(108,744)	(188,246)
Acquisitions	(2,209)	(1,232)
Dispositions	173,849	46,357
Proceeds from sale of the Bakery	—	78,408
Payments for investments	(172)	(2,082)
Notes receivable, net	(2,282)	2,631
Changes in restricted cash	1,912	484
Other, net	103	88
Net cash provided by (used in) investing activities	62,457	(63,592)
Cash flows from financing activities:
Proceeds from long-term debt	—	2,294,000
Repayments of long-term debt	(18,678)	(1,321,169)
Deferred financing costs	(1,017)	(42,098)
Change in restricted cash	—	(5,687)
Repurchases of common stock	(161,194)	(1,078,404)
Dividends	(47,793)	(55,414)
Proceeds from stock option exercises	10,623	22,419
Excess tax benefits from share-based compensation	2,376	49,870
Net cash used in financing activities	(215,683)	(136,483)
Net cash used in operations before effect of exchange rate changes on cash	(22,429)	(81,446)
Effect of exchange rate changes on cash	3,997	(10,130)
Net decrease in cash and cash equivalents	(18,432)	(91,576)
Cash and cash equivalents at beginning of period	327,216	267,276
Cash and cash equivalents at end of period	$308,784	$175,700

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Nine Months Ended
	October 2, 2016	September 27, 2015
	(Unaudited)
Details of cash flows from operating activities:
Long-term debt-related activities, net:
Loss on early extinguishment of debt	$—	$7,295
Accretion of long-term debt	914	890
Amortization of deferred financing costs	5,668	3,416
Payments for termination of cash flow hedges	—	(7,337)
Reclassification of unrealized losses on cash flow hedges	2,170	708
	$8,752	$4,972

Supplemental cash flow information:
Cash paid for:
Interest	$85,753	$55,725
Income taxes, net of refunds	63,775	16,401

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$20,108	$25,970
Capitalized lease obligations	102,748	25,657
Accrued debt issuance costs	472	1,653

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments necessary to present fairly our financial position as of October 2, 2016 and the results of our operations for the three and nine months ended October 2, 2016 and September 27, 2015 and cash flows for the nine months ended October 2, 2016 and September 27, 2015. The results of operations for the three and nine months ended October 2, 2016 are not necessarily indicative of the results to be expected for the full 2016 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (the “Form 10-K”).

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

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to or on December 31. All three and nine month periods presented herein contain 13 weeks and 39 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

On May 31, 2015, Wendy’s completed the sale of its company-owned bakery, The New Bakery Company, LLC and its subsidiaries (collectively, the “Bakery”), a 100% owned subsidiary of Wendy’s. As a result of the sale of the Bakery, as further discussed in Note 2, the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 and the gain on disposal have been included in “Net (loss) income from discontinued operations” in our condensed consolidated statements of operations.

The Company records rental income, including any related amortization of favorable and unfavorable lease balances, for properties leased or subleased to franchisees to “Franchise revenues.” Lease expense, including any related amortization, for leased properties that are subsequently subleased to franchisees is recorded to “Other operating expense, net.” We further describe our accounting for leases in our Form 10-K.

The following table presents the franchise rental income and lease expense included in our condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Rental income	$37,329	$22,492	$102,420	$60,548
Lease expense	17,534	12,428	49,684	33,736

In connection with the reimaging of restaurants as part of our Image Activation program, we have recorded accelerated depreciation of $2,930 and $6,578 during the nine months ended October 2, 2016 and September 27, 2015, respectively, on certain long-lived assets to reflect their use over shortened estimated useful lives. We describe the circumstances under which we record accelerated depreciation for properties in our Form 10-K.

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

In conjunction with the Bakery sale, Wendy’s entered into a transition services agreement with the Buyer, pursuant to which Wendy’s provided certain continuing corporate and shared services to the Buyer through March 31, 2016 for no additional consideration. A purchasing cooperative, Quality Supply Chain Co-op, Inc. (“QSCC”), established by Wendy’s and its franchisees, agreed to continue to source sandwich buns from the Bakery for a specified time period following the sale of the Bakery. As a result, Wendy’s paid the Buyer $7,718 and $4,699 for the purchase of sandwich buns during the nine months ended October 2, 2016 and for the period from June 1, 2015 through September 27, 2015, respectively, which has been recorded to “Cost of sales.”

Information related to the Bakery has been reflected in the accompanying condensed consolidated financial statements as follows:

•	Balance sheets - As a result of our sale of the Bakery on May 31, 2015, there are no remaining Bakery assets and liabilities.

•
Statements of operations - The Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 have been presented as discontinued operations. In addition, the gain on disposal of the Bakery has been included in “Net (loss) income from discontinued operations” for the three and nine months ended September 27, 2015.

•
Statements of cash flows - The Bakery’s cash flows prior to its sale (for the period from December 29, 2014 through May 31, 2015) have been included in, and not separately reported from, our consolidated statement of cash flows. The consolidated statement of cash flows for the nine months ended September 27, 2015 also includes the effects of the sale of the Bakery.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table presents the Bakery’s results of operations and the gain on disposal, which have been included in discontinued operations:

	Three Months Ended	Nine Months Ended
	September 27, 2015 (e)	September 27, 2015
Revenues (a)	$—	$25,885
Cost of sales (b)	(207)	(7,543)
	(207)	18,342
General and administrative	4	(1,093)
Depreciation and amortization (c)	—	(2,297)
Other income (expense), net (d)	15	(19)
(Loss) income from discontinued operations before income taxes	(188)	14,933
Provision for income taxes	(229)	(5,762)
(Loss) income from discontinued operations, net of income taxes	(417)	9,171
Gain on disposal of discontinued operations before income taxes	188	27,526
Provision for income taxes on gain on disposal	(510)	(12,709)
(Loss) gain on disposal of discontinued operations, net of income taxes	(322)	14,817
Net (loss) income from discontinued operations	$(739)	$23,988
_______________

(a)	Includes sales of sandwich buns and related products previously reported in “Sales” as well as rental income.

(b)
The nine months ended September 27, 2015 includes employee separation costs of $791 as a result of the sale of the Bakery. In addition, the nine months ended September 27, 2015 includes a reduction to cost of sales of $12,486, as further described in the Form 10-K, resulting from the reversal of a liability recorded during 2013 associated with the Bakery’s withdrawal from a multiemployer pension plan.

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

The Bakery’s capital expenditures were $2,693 for the nine months ended September 27, 2015, which are included in “Capital expenditures” in our condensed consolidated statement of cash flows.

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

During the nine months ended October 2, 2016 and September 27, 2015, the Company completed the sale of 211 and 109 company-owned restaurants to franchisees, respectively. The Company recognized net gains totaling $48,106 and $14,751 on the sale of company-owned restaurants and other assets during the nine months ended October 2, 2016 and September 27, 2015, respectively. In addition, the Company facilitated the transfer of 144 restaurants between franchisees during the nine months ended October 2, 2016. The Company expects to complete its plan to reduce company-owned restaurant ownership to approximately 5% of the total system with the sale of 98 restaurants during the remainder of 2016, all of which were classified as held for sale as of October 2, 2016.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Number of restaurants sold to franchisees	156	9	211	109

Proceeds from sales of restaurants	$124,765	$3,084	$164,380	$39,133
Net assets sold (a)	(58,227)	(1,867)	(75,282)	(19,247)
Goodwill related to sales of restaurants	(24,254)	(483)	(30,630)	(8,346)
Net (unfavorable) favorable leases (b)	(6,225)	(1,506)	(11,131)	5,889
Other (c)	(726)	—	(1,521)	(3,224)
	35,333	(772)	45,816	14,205
Post-closing adjustments on sales of restaurants (d)	(120)	(495)	(1,710)	(1,134)
Gain (loss) on sales of restaurants, net	35,213	(1,267)	44,106	13,071

Gain on sales of other assets, net (e)	2,543	1,169	4,000	1,680
System optimization gains (losses), net	$37,756	$(98)	$48,106	$14,751
_______________

(a)	Net assets sold consisted primarily of inventory and equipment.

(b)
During the three and nine months ended October 2, 2016, the Company recorded favorable lease assets of $2,114 and $2,297, respectively, and unfavorable lease liabilities of $8,339 and $13,428, respectively, as a result of leasing and/or subleasing land, buildings and/or leasehold improvements to franchisees in connection with sales of restaurants. During the three and nine months ended September 27, 2015, the Company recorded favorable lease assets of $185 and $25,992, respectively, and unfavorable lease liabilities of $1,691and $20,103, respectively.

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

(d)
The nine months ended September 27, 2015 includes the recognition of a gain on sale of $2,450 related to the repayment of notes receivable from franchisees in connection with sales of restaurants in 2014.

(e)
During the three and nine months ended October 2, 2016, the Company received cash proceeds of $4,006 and $9,469, respectively, primarily from the sale of surplus properties. During the three and nine months ended September 27, 2015, the Company received cash proceeds of $4,576 and $7,174, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Assets Held for Sale

	October 2, 2016	January 3, 2016
Number of restaurants classified as held for sale	98	99
Net restaurant assets held for sale (a)	$37,370	$50,262

Other assets held for sale (a)	$4,198	$7,124
_______________

(a)
Net restaurant assets held for sale include company-owned restaurants and consist primarily of cash, inventory, equipment and an estimate of allocable goodwill. Other assets held for sale primarily consist of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

As part of our system optimization initiative, the Company completed sales of certain assets used in the operation of 52 Wendy’s company-owned restaurants subsequent to October 2, 2016 for cash proceeds of approximately $36,600, subject to customary purchase price adjustments.

(4) Acquisitions

The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for acquisitions of franchised restaurants:

	Nine Months Ended
	October 2, 2016	September 27, 2015
Restaurants acquired from franchisees	2	4

Total consideration paid, net of cash received	$2,209	$1,232
Identifiable assets acquired and liabilities assumed:
Properties	2,218	1,303
Acquired franchise rights	—	760
Other assets	9	—
Capital lease obligations	—	(438)
Unfavorable leases	—	(440)
Other liabilities	(18)	(80)
Total identifiable net assets	2,209	1,105
Goodwill	$—	$127

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
G&A realignment	$38	$1,461	$971	$9,996
System optimization initiative	2,091	4,293	6,895	6,650
Reorganization and realignment costs	$2,129	$5,754	$7,866	$16,646

General and Administrative (“G&A”) Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. The Company recognized costs totaling $971 during the nine months ended October 2, 2016 and $24,239 in aggregate since inception. The Company expects to incur additional costs aggregating approximately $350 during the remainder of 2016, comprised primarily of recruitment and relocation costs for the reinvestment in resources to drive long-term growth.

The following is a summary of the activity recorded as a result of our G&A realignment plan:

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Severance and related employee costs (a)	$—	$513	$11	$3,132	$14,939
Recruitment and relocation costs	29	270	922	1,254	2,789
Other	9	2	38	43	175
	38	785	971	4,429	17,903
Share-based compensation (b)	—	676	—	5,567	6,336
Total G&A realignment	$38	$1,461	$971	$9,996	$24,239
_______________

(a)	The nine months ended October 2, 2016 includes a reversal of an accrual of $32 as a result of a change in estimate.

(b)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our G&A realignment plan.

The tables below present a rollforward of our accruals for our G&A realignment plan, which are included in “Accrued expenses and other current liabilities.”

	Balance January 3, 2016	Charges	Payments	Balance October 2, 2016
Severance and related employee costs	$3,431	$11	$(2,642)	$800
Recruitment and relocation costs	144	922	(991)	75
Other	—	38	(38)	—
	$3,575	$971	$(3,671)	$875

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Balance December 28, 2014	Charges	Payments	Balance September 27, 2015
Severance and related employee costs	$11,609	$3,132	$(9,256)	$5,485
Recruitment and relocation costs	149	1,254	(1,238)	165
Other	5	43	(48)	—
	$11,763	$4,429	$(10,542)	$5,650

System Optimization Initiative

The Company has recognized costs related to its system optimization initiative, which includes a shift from company-owned restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers. The Company expects to incur additional costs of approximately $3,700 during the remainder of 2016, which are primarily comprised of professional fees.

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Severance and related employee costs	$28	$225	$46	$854	$18,198
Professional fees	1,991	242	5,137	393	14,310
Other (a)	72	337	112	292	5,583
	2,091	804	5,295	1,539	38,091
Accelerated depreciation and amortization (b)	—	3,489	1,600	5,111	25,398
Share-based compensation (c)	—	—	—	—	5,013
Total system optimization initiative	$2,091	$4,293	$6,895	$6,650	$68,502
_______________

(a)	The nine months ended October 2, 2016 and September 27, 2015 include a reversal of an accrual of $50 and $210, respectively, as a result of a change in estimate.

(b)
Primarily includes accelerated amortization of previously acquired franchise rights related to company-owned restaurants in territories that have been sold in connection with our system optimization initiative.

(c)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our system optimization initiative.

The tables below present a rollforward of our accrual for our system optimization initiative, which is included in “Accrued expenses and other current liabilities.”

	Balance January 3, 2016	Charges	Payments	Balance October 2, 2016
Severance and related employee costs	$77	$46	$(123)	$—
Professional fees	708	5,137	(5,740)	105
Other	90	112	(202)	—
	$875	$5,295	$(6,065)	$105

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Balance December 28, 2014	Charges	Payments	Balance September 27, 2015
Severance and related employee costs	$2,235	$854	$(3,003)	$86
Professional fees	146	393	(488)	51
Other	423	292	(523)	192
	$2,804	$1,539	$(4,014)	$329

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

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Nine Months Ended
	October 2, 2016	September 27, 2015
Balance at beginning of period	$55,541	$69,790

Investment	172	—

Equity in earnings for the period	8,207	8,689
Amortization of purchase price adjustments (a)	(1,712)	(1,721)
	6,495	6,968
Distributions received	(8,451)	(9,198)
Foreign currency translation adjustment included in “Other comprehensive (loss) income, net”	3,204	(8,928)
Balance at end of period	$56,961	$58,632
_______________

(a)	Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

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

•	Level 1 Inputs - Quoted prices for identical assets or liabilities in active markets.

•
Level 2 Inputs - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•
Level 3 Inputs - Pricing inputs are unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value require significant management judgment or estimation.

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	October 2, 2016		January 3, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$88,247	$88,247	$45,339	$45,339	Level 1
Non-current cost method investments (a)	2,726	301,991	2,828	249,870	Level 3

Financial liabilities
Series 2015-1 Class A-2-I Notes (b)	866,250	866,943	872,813	849,106	Level 2
Series 2015-1 Class A-2-II Notes (b)	891,000	900,088	897,750	879,795	Level 2
Series 2015-1 Class A-2-III Notes (b)	495,000	491,090	498,750	484,648	Level 2
7% debentures, due in 2025 (b)	87,971	101,000	87,057	100,500	Level 2
Guarantees of franchisee loan obligations (c)	301	301	851	851	Level 3
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

Our derivative instruments for the nine months ended September 27, 2015 included seven forward-starting interest rate swaps designated as cash flow hedges to change the floating rate interest payments for $350,000 and $100,000 in borrowings associated with the Term A and Term B Loans, respectively, under the Company’s prior credit agreement, to fixed rate interest payments beginning June 30, 2015 and maturing on December 31, 2017. In May 2015, the Company terminated these interest rate swaps and paid $7,275, which was recorded against the derivative liability. The unrealized loss on the cash flow hedges at termination of $7,275 is being reclassified on a straight-line basis from “Accumulated other comprehensive loss” to “Interest expense” beginning June 30, 2015 (the original effective date of the interest rate swaps) through December 31, 2017 (the original maturity date of the interest rate swaps). Reclassifications of unrealized losses on cash flow hedges from “Accumulated other comprehensive loss” to “Interest expense” were $723 and $2,170 for the three and nine months ended October 2, 2016, respectively, and $708 for both the three and nine months ended September 27, 2015.

There was no hedge ineffectiveness from these cash flows hedges through their termination in May 2015.

Non-Recurring Fair Value Measurements

Assets and liabilities remeasured to fair value on a non-recurring basis during the nine months ended October 2, 2016 and the year ended January 3, 2016 resulted in impairment that we have recorded to “Impairment of long-lived assets” in our condensed consolidated statements of operations.

Total losses for the nine months ended October 2, 2016 and the year ended January 3, 2016 reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements and favorable lease assets) to fair value as a result of (1) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants and (2) declines in operating performance at company-owned restaurants. The fair value of long-lived assets held and used presented in the tables below represents the remaining carrying value and was estimated based on either discounted cash flows of future anticipated lease and sublease income or current market values.

Total losses for the nine months ended October 2, 2016 and the year ended January 3, 2016 also include the impact of remeasuring long-lived assets held for sale, which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 8 for more information on impairment of our long-lived assets.

		Fair Value Measurements			Nine Months Ended October 2, 2016 Total Losses
	October 2, 2016	Level 1	Level 2	Level 3
Held and used	$5,471	$—	$—	$5,471	$12,768
Held for sale	1,642	—	—	1,642	223
Total	$7,113	$—	$—	$7,113	$12,991

		Fair Value Measurements			2015 Total Losses
	January 3, 2016	Level 1	Level 2	Level 3
Held and used	$10,244	$—	$—	$10,244	$22,346
Held for sale	4,328	—	—	4,328	2,655
Total	$14,572	$—	$—	$14,572	$25,001

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(8) Impairment of Long-Lived Assets

During the three and nine months ended October 2, 2016 and September 27, 2015, the Company recorded impairment charges on long-lived assets as a result of (1) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of company-owned restaurants, (2) closing company-owned restaurants and classifying such properties as held for sale and (3) the deterioration in operating performance of certain company-owned restaurants and charges for capital improvements in restaurants impaired in prior years which did not subsequently recover. The Company may recognize additional impairment charges resulting from leasing or subleasing additional properties to franchisees in connection with sales of company-owned restaurants to franchisees.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Restaurants leased or subleased to franchisees	$163	$1,235	$12,654	$9,491
Surplus properties	119	59	223	1,211
Company-owned restaurants	79	219	114	2,766
	$361	$1,513	$12,991	$13,468

(9) Income Taxes

The Company’s effective tax rate on income from continuing operations for the three months ended October 2, 2016 and September 27, 2015 was 37.2% and 70.5%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) non-deductible goodwill disposed of in connection with our system optimization initiative described in Note 3, (2) state income taxes net of federal benefits, including non-recurring changes to state deferred taxes, (3) changes to valuation allowances on state net operating loss carryforwards due to changes in expected future state taxable income available to utilize certain state net operating loss carryforwards and (4) employment credits.

The Company’s effective tax rate on income from continuing operations for the nine months ended October 2, 2016 and September 27, 2015 was 33.3% and 45.3%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) changes to valuation allowances on state net operating loss carryforwards due to the expected sale of restaurants under our system optimization initiative, including a correction to a prior year identified and recorded in the first quarter of 2016, which resulted in a benefit of $2,878, (2) state income taxes net of federal benefits, including non-recurring changes to state deferred taxes, (3) non-deductible goodwill disposed of in connection with our system optimization initiative, including a correction to a prior year identified and recorded in the second quarter of 2016, which resulted in a benefit of $4,235 and (4) employment credits. The Company evaluated the corrections of the prior year errors in relation to the estimated income for the full fiscal year and to the trend on earnings. The Company concluded that correcting the errors did not materially affect the estimated 2016 full year income.

There were no significant changes to unrecognized tax benefits or related interest and penalties for the Company for the nine months ended October 2, 2016. During the next twelve months, we believe that it is reasonably possible the Company will reduce its unrecognized tax benefits by up to $393, primarily due to expected settlements with taxing authorities.

The Company includes refundable income taxes in “Accounts and notes receivable” in the accompanying condensed consolidated balance sheets.  Refundable income taxes were $22,411 and $23,508 as of October 2, 2016 and January 3, 2016, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(10) Net Income Per Share

Basic net income per share was computed by dividing net income amounts by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Common stock:
Weighted average basic shares outstanding	260,976	292,256	265,702	340,869
Dilutive effect of stock options and restricted shares	3,832	4,695	4,239	6,032
Weighted average diluted shares outstanding	264,808	296,951	269,941	346,901

Diluted net income per share for the three and nine months ended October 2, 2016 and September 27, 2015 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 2,233 and 2,072 for the three and nine months ended October 2, 2016, respectively, and 3,118 and 1,439 for the three and nine months ended September 27, 2015, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(11) Stockholders’ Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Nine Months Ended
	October 2, 2016	September 27, 2015
Balance at beginning of period	$752,914	$1,717,576
Comprehensive income	112,896	43,197
Cash dividends	(47,793)	(55,414)
Repurchases of common stock	(162,492)	(1,078,404)
Share-based compensation	14,260	18,784
Exercises of stock options	10,600	17,996
Vesting of restricted shares	(3,853)	(7,323)
Tax benefit from share-based compensation	1,898	48,897
Other	145	148
Balance at end of period	$678,575	$705,457

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Repurchases of Common Stock

On June 1, 2015, our Board of Directors authorized a repurchase program for up to $1,400,000 of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible. During the first nine months of 2016, the Company repurchased 16,034 shares with an aggregate purchase price of $162,252, of which $2,998 was accrued at October 2, 2016 and excluding commissions of $240. As of October 2, 2016, the Company had $215,904 of availability remaining under its June 2015 authorization. Subsequent to October 2, 2016 through November 3, 2016, the Company repurchased 2,108 shares with an aggregate purchase price of $22,734, excluding commissions of $32. The Company announced its intention to complete substantially all of the $1,400,000 share repurchase program by entering into an accelerated share repurchase agreement for $150,000 during the fourth quarter of 2016.

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

In August 2014, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. As part of the August 2014 authorization, $76,111 remained available as of December 28, 2014. During the first and second quarters of 2015, the Company repurchased 5,655 shares with an aggregate purchase price of $61,631, excluding commissions of $86. During the third quarter of 2015, the Company repurchased $14,480 through the accelerated share repurchase agreement described above. As a result, the $100,000 share repurchase program authorized in August 2014 was completed.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges (a)	Pension	Total
Balance at January 3, 2016	$(66,163)	$(3,571)	$(1,089)	$(70,823)
Current-period other comprehensive income (loss)	10,887	1,332	(56)	12,163
Balance at October 2, 2016	$(55,276)	$(2,239)	$(1,145)	$(58,660)

Balance at December 28, 2014	$(28,363)	$(2,044)	$(887)	$(31,294)
Current-period other comprehensive loss	(29,879)	(2,007)	(203)	(32,089)
Balance at September 27, 2015	$(58,242)	$(4,051)	$(1,090)	$(63,383)
_______________

(a)
Current-period other comprehensive income (loss) includes the reclassification of unrealized losses on cash flow hedges from “Accumulated other comprehensive loss” to our condensed consolidated statements of operations of $444 and $1,332 for the three and nine months ended October 2, 2016, respectively, and $435 for both the three and nine months ended September 27, 2015. The reclassification of unrealized losses on cash flow hedges consists of $723 and $2,170 for the three and nine months ended October 2, 2016, respectively, and $708 for both the three and nine months ended September 27, 2015, recorded to “Interest expense,” net of the related income tax benefit of $279 and $838 for the three and nine months ended October 2, 2016, respectively, and $273 for both the three and nine months ended September 27, 2015, recorded to “Provision for income taxes.” Current-period other comprehensive loss for the nine months ended September 27, 2015 also includes the effect of changes in unrealized losses on cash flow hedges, net of tax. See Note 7 for more information.

(12) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

Transactions with QSCC

Wendy’s received $76 and $138 of lease income from its purchasing cooperative, QSCC, during the nine months ended October 2, 2016 and September 27, 2015, respectively, which has been recorded as a reduction to “General and administrative.”

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Prior to the second quarter of 2015, Wendy’s operated certain of the Wendy’s/Tim Hortons combo units in Canada and subleased some of the restaurant facilities to franchisees. As a result of the Company completing its plan to sell all of its company-owned restaurants in Canada to franchisees during the second quarter of 2015, all of the restaurant facilities are subleased to franchisees. During the nine months ended October 2, 2016 and September 27, 2015, Wendy’s paid TimWen $8,926 and $9,066, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $156 and $164 during the nine months ended October 2, 2016 and September 27, 2015, respectively, which has been included as a reduction to “General and administrative.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(13) Guarantees and Other Commitments and Contingencies

Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Franchisee Image Activation Incentive Programs

In order to promote Image Activation new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty payments for the first three years of operation for qualifying new restaurants opened by January 1, 2017.

Wendy’s also has incentive programs for 2016 for franchisees that commence Image Activation restaurant remodels during the year. The incentive programs provide for reductions in royalty payments for one year or two years after the completion of construction, depending on the type of remodel. In 2015, Wendy’s added an additional incentive to the 2016 program described above to include waiving the franchise agreement renewal fee for certain types of remodels.

In addition, Wendy’s had incentive programs in 2015 that included reductions in royalty payments for franchisees’ participation in the Image Activation program.

Franchisee Image Activation Financing Program

Wendy’s executed an agreement in 2013 to partner with a third-party lender to establish a financing program for franchisees that participate in our Image Activation program. Under the program, the lender agreed to provide loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under Wendy’s Image Activation program. To support the program, Wendy’s provided to the lender a $6,000 irrevocable stand-by letter of credit, which was issued on July 1, 2013 and was cash collateralized. During the three months ended April 3, 2016, the Company entered into an agreement to reduce the letter of credit from $6,000 to $1,000 due to franchisees successfully obtaining financing independently. During the three months ended July 3, 2016, the new irrevocable letter of credit of $1,000 was issued against the Company’s $2,275,000 securitized financing facility and the $6,000 letter of credit was terminated. During the three months ended October 2, 2016, the Company executed an agreement to terminate the letter of credit agreement that had been previously executed as part of the financing program and was fully released from the $1,000 letter of credit against the securitized financing facility.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former company-owned restaurant locations now operated by franchisees, amounting to $32,922 as of October 2, 2016. These leases extend through 2050. We have not received any notice of default related to these leases as of October 2, 2016. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $974 as of October 2, 2016. These leases expire on various dates through 2021.

Letters of Credit

As of October 2, 2016, the Company had outstanding letters of credit with various parties totaling $33,961, of which $6,165 were cash collateralized. The outstanding letters of credit include amounts outstanding against the securitized financing facility. The related cash collateral is classified as “Restricted cash” in the condensed consolidated balance sheets. We do not expect any material loss to result from these letters of credit.

(14) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of October 2, 2016, the Company had accruals for all of its legal and environmental matters aggregating $1,508. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

(15) New Accounting Standards

New Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued an amendment that provides guidance for proper classification of certain cash receipts and payments in the statement of cash flows. The amendment requires retrospective adoption for all periods presented in the statement of cash flows and is effective commencing with our 2018 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In June 2016, the FASB issued an amendment that will require the Company to determine impairment of financial instruments based on expected losses rather than incurred losses. The transition method varies with the type of instrument; however, most debt instruments will be transitioned using a modified retrospective approach. The amendment is effective commencing with our 2020 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In March 2016, the FASB issued an amendment that modifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as statement of cash flows presentation. The transition requirement is mostly modified retrospective, with the exception of recognition of excess tax benefits and tax deficiencies that requires prospective adoption. The amendment is effective commencing with our 2017 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In March 2016, the FASB issued an amendment that clarifies the steps for assessing triggering events of embedded contingent put and call options within debt instruments. The amendment requires modified retrospective adoption and is effective commencing with our 2017 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In March 2016, the FASB issued an amendment related to equity method accounting, which eliminates the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in level of ownership interest or degree of influence. The amendment requires prospective adoption and is effective commencing with our 2017 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In February 2016, the FASB issued new guidance on leases, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The amendment requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach and is effective commencing with our 2019 fiscal year.  We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements, but we expect this will have a material effect on our balance sheet since the Company has a significant amount of operating and capital lease arrangements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2016 (the “Form 10-K”). There have been no material changes as of October 2, 2016 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding Item 1 of Part II of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

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

The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to or on December 31. All three and nine month periods presented herein contain 13 weeks and 39 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

Executive Overview

Sale of the Bakery

On May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in The New Bakery Company, LLC and its subsidiaries (collectively, the “Bakery”) to East Balt US, LLC (the “Buyer”) for $78.5 million in cash (subject to customary purchase price adjustments). The Company recorded a pre-tax gain on the disposal of the Bakery of $27.5 million during the first nine months of 2015, which included transaction closing costs and a reduction of goodwill. The Company recognized income tax expense associated with the gain on disposal of $12.7 million during the first nine months of 2015, which included the impact of the disposal of non-deductible goodwill. In conjunction with the Bakery sale, Wendy’s entered into a transition services agreement with the Buyer, pursuant to which Wendy’s provided certain continuing corporate and shared services to the Buyer through March 31, 2016 for no additional consideration. As a result of the sale of the Bakery, the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 and the gain on disposal have been included in “Net income from discontinued operations” in our condensed consolidated statements of operations.

Our Continuing Business

As of October 2, 2016, the Wendy’s restaurant system was comprised of 6,503 restaurants, of which 427 were owned and operated by the Company. All of our company-owned restaurants are located in the U.S. as a result of the Company completing its initiative during the second quarter of 2015 to sell all company-owned restaurants in Canada to franchisees.

Wendy’s operating results are impacted by a number of external factors, including unemployment, general economic trends, intense price competition, commodity costs, labor costs and weather.

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

Wendy’s revenues for the first nine months of 2016 include (1) $747.2 million of sales at company-owned restaurants and (2) $255.0 million of royalty revenue, $102.4 million of rental income and $20.9 million of franchise fees from franchisees. Substantially all of our Wendy’s royalty agreements provide for royalties of 4.0% of franchisees’ revenues.

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•
Same-Restaurant Sales - Beginning with the first quarter of 2016, the Company revised its reporting methodology for same-restaurant sales to simplify the reporting of its same-restaurant sales performance for reimaged restaurants and to better align with restaurant-industry practice. Under the new methodology, the Company includes restaurants in its comparable sales base as soon as reimaged restaurants reopen (the “New Method”). Reimaged restaurants previously entered the comparable sales base after they had been open for three continuous months (the “Old Method”). There was no change in the reporting methodology for new restaurants, which will continue to be excluded from same-restaurant sales until they have been open for 15 continuous months. The tables summarizing the results of operations below provide the same-restaurant sales percent change using the New Method, as well as the Old Method. The New Method is consistent with the metric used by our management for internal reporting and analysis. Same-restaurant sales exclude the impact of currency translation.

•
Restaurant Margin - We define restaurant margin as sales from company-owned restaurants less cost of sales divided by sales from company-owned restaurants. Cost of sales includes food and paper, restaurant labor and occupancy, advertising and other operating costs. Restaurant margin is influenced by factors such as restaurant openings, remodels and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs and fluctuations in food and labor costs.

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

During the first nine months of 2016 and 2015, the Company completed the sale of 211 and 109 company-owned restaurants to franchisees, respectively. The Company recognized net gains totaling $48.1 million and $14.8 million on the sale of company-owned restaurants and other assets during the first nine months of 2016 and 2015, respectively, which were recorded to “System optimization (gains) losses, net” in our condensed consolidated statements of operations. In addition, the Company facilitated the transfer of 144 restaurants between franchisees during the first nine months of 2016. The Company expects to complete its plan to reduce company-owned restaurant ownership to approximately 5% of the total system with the sale of 98 restaurants during the remainder of 2016, all of which were classified as held for sale as of October 2, 2016.

Costs related to our system optimization initiative are recorded to “Reorganization and realignment costs.” During the first nine months of 2016 and 2015, the Company recognized costs totaling $6.9 million and $6.6 million, respectively, which primarily included professional fees in 2016 and accelerated amortization of previously acquired franchise rights in both 2016 and 2015. The Company expects to incur additional costs of approximately $3.7 million during the remainder of 2016 in connection with its system optimization initiative, which are primarily comprised of professional fees.

General and Administrative (“G&A”) Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. Costs related to G&A realignment are recorded to “Reorganization and realignment costs.” The Company recognized costs totaling $1.0 million and $10.0 million during the first nine months of 2016 and 2015, respectively, which primarily included recruitment and relocation costs in 2016 and share-based compensation and severance and related employee costs in 2015. The Company expects to incur additional costs aggregating approximately $0.4 million during the remainder of 2016, comprised primarily of recruitment and relocation costs for the reinvestment in resources to drive long-term growth.

Related Party Transactions

TimWen Lease and Management Fees

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Prior to the second quarter of 2015, Wendy’s operated certain of the Wendy’s/Tim Hortons combo units in Canada and subleased some of the restaurant facilities to franchisees. As a result of the Company completing its plan to sell all of its company-owned restaurants in Canada to franchisees during the second quarter of 2015, all of the restaurant facilities are subleased to franchisees. During the first nine months of 2016 and 2015, Wendy’s paid TimWen $8.9 million and $9.1 million, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $0.2 million during both the first nine months of 2016 and 2015, which has been included as a reduction to “General and administrative.”

Franchisee Incentive Programs

Franchisee Image Activation Financing Program

Wendy’s executed an agreement in 2013 to partner with a third-party lender to establish a financing program for franchisees that participate in our Image Activation program. Under the program, the lender agreed to provide loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under Wendy’s Image Activation program. To support the program, Wendy’s provided to the lender a $6.0 million irrevocable stand-by letter of credit, which was issued on July 1, 2013 and was cash collateralized. During the first quarter of 2016, the Company entered into an agreement to reduce the letter of credit from $6.0 million to $1.0 million due to franchisees successfully obtaining financing independently. During the second quarter of 2016, the new irrevocable letter of credit of $1.0 million was issued against the Company’s $2,275.0 million securitized financing facility and the $6.0 million letter of credit was terminated. During the third quarter of 2016, the Company executed an agreement to terminate the letter of credit agreement that had been previously executed as part of the financing program and was fully released from the $1.0 million letter of credit against the securitized financing facility.

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

Results of Operations

The tables included throughout Results of Operations set forth in millions the Company’s consolidated results of operations for the third quarter of 2016 and 2015. As a result of the sale of the Bakery discussed above in “Executive Overview - Sale of the Bakery,” the Company recorded post-closing adjustments on the disposal of the Bakery during the third quarter of 2015, which have been included in “Net loss from discontinued operations” in the table below.

	Three Months Ended
	October 2, 2016	September 27, 2015	Change
Revenues:
Sales	$228.6	$359.0	$(130.4)
Franchise revenues	135.4	105.6	29.8
	364.0	464.6	(100.6)
Costs and expenses:
Cost of sales	186.5	291.5	(105.0)
General and administrative	58.9	63.7	(4.8)
Depreciation and amortization	29.4	36.4	(7.0)
System optimization (gains) losses, net	(37.8)	0.1	(37.9)
Reorganization and realignment costs	2.1	5.8	(3.7)
Impairment of long-lived assets	0.4	1.5	(1.1)
Other operating expense, net	18.4	9.7	8.7
	257.9	408.7	(150.8)
Operating profit	106.1	55.9	50.2
Interest expense	(28.7)	(27.9)	(0.8)
Other income, net	0.5	0.2	0.3
Income from continuing operations before income taxes	77.9	28.2	49.7
Provision for income taxes	(29.0)	(19.9)	(9.1)
Income from continuing operations	48.9	8.3	40.6
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.4)	0.4
Loss on disposal of discontinued operations, net of income taxes	—	(0.3)	0.3
Net loss from discontinued operations	—	(0.7)	0.7
Net income	$48.9	$7.6	$41.3

	Third Quarter 2016		Third Quarter 2015
Revenues:
Sales	$228.6		$359.0
Franchise revenues:
Royalty revenue	87.9		80.9
Rental income	37.4		22.5
Franchise fees	10.1		2.2
Total franchise revenues	135.4		105.6
Total revenues	$364.0		$464.6

	Third Quarter 2016	% of Sales	Third Quarter 2015	% of Sales
Cost of sales:
Food and paper	$69.3	30.3%	$113.3	31.5%
Restaurant labor	64.8	28.4%	99.0	27.6%
Occupancy, advertising and other operating costs	52.4	22.9%	79.2	22.1%
Total cost of sales	$186.5	81.6%	$291.5	81.2%

	Third Quarter 2016	% of Sales	Third Quarter 2015	% of Sales
Restaurant margin	$42.1	18.4%	$67.5	18.8%

	New Method		Old Method
	Third Quarter 2016	Third Quarter 2015	Third Quarter 2016	Third Quarter 2015
Same-restaurant sales:
North America same-restaurant sales:
Company-owned	2.7%	2.0%	2.4%	1.7%
Franchised	1.2%	3.4%	1.2%	3.3%
Systemwide	1.4%	3.2%	1.3%	3.1%

Total same-restaurant sales:
Company-owned	2.7%	2.0%	2.4%	1.7%
Franchised (a)	1.3%	3.1%	1.2%	3.1%
Systemwide (a)	1.4%	3.0%	1.3%	2.9%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela due to the impact of Venezuela’s highly inflationary economy).

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at July 3, 2016	582	5,908	6,490
Opened	3	30	33
Closed	(2)	(18)	(20)
Net (sold to) purchased by franchisees	(156)	156	—
Restaurant count at October 2, 2016	427	6,076	6,503

Sales	Change
Sales	$(130.4)

The decrease in sales during the third quarter of 2016 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative, which resulted in a reduction in sales of $139.5 million. Company-owned same-restaurant sales during the third quarter of 2016 increased primarily due to an increase in customer count, partially offset by a slight decrease in our average per customer check amount, primarily resulting from changes in product mix. Sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants.

Franchise Revenues	Change
Royalty revenue	$7.0
Rental income	14.9
Franchise fees	7.9
$29.8

The increase in franchise revenues during the third quarter of 2016 was primarily due to increases in rental income, royalty revenue and initial franchise fees resulting from sales of company-owned restaurants to franchisees and facilitating franchisee-to-franchisee restaurant transfers under our system optimization initiative. Royalty revenue also benefited from a 1.3% increase in franchise same-restaurant sales.

Cost of Sales, as a Percent of Sales	Change
Food and paper	(1.2)%
Restaurant labor	0.8%
Occupancy, advertising and other operating costs	0.8%
0.4%

The increase in cost of sales, as a percent of sales, during the third quarter of 2016 was primarily due to (1) the negative impact of changes in product mix, (2) higher medical insurance costs and (3) increased labor rates at company-owned restaurants. These increases in cost of sales, as a percent of sales, were partially offset by a decrease in commodity costs, reflecting lower beef prices. Cost of sales, as a percent of sales, also benefited from the increase in same-restaurant sales and higher sales at our new and remodeled Image Activation restaurants.

General and Administrative	Change
Employee compensation and related expenses	$(2.7)
Share-based compensation	(1.5)
Incentive compensation	(1.0)
Professional services	2.1
Other, net	(1.7)
$(4.8)

The decrease in general and administrative expenses during the third quarter of 2016 was primarily due to decreases in (1) employee compensation and related expenses primarily as a result of changes in staffing driven by our ongoing system optimization initiative, (2) share-based compensation primarily as a result of awards granted and timing of expense recognition and (3) incentive compensation accruals due to a decrease in operating performance as compared to plan in 2016 versus 2015. These decreases in general and administrative expenses were partially offset by an increase in professional services due to legal and other costs associated with the cybersecurity incident (see “Item 1 - Legal Proceedings” and “Item 1A - Risk Factors” in “Part II - Other Information” for further information).

Depreciation and Amortization	Change
Restaurants	$(7.2)
Corporate and other	0.2
$(7.0)

The decrease in restaurant depreciation and amortization during the third quarter of 2016 was primarily due to decreases in depreciation on assets sold or classified as held for sale under our system optimization initiative of $6.5 million.

System Optimization (Gains) Losses, Net	Third Quarter
	2016	2015
System optimization (gains) losses, net	$(37.8)	$0.1

The increase in system optimization (gains) losses, net during the third quarter of 2016 was primarily due to increased sales of company-owned restaurants to franchisees. The Company sold 156 restaurants during the third quarter of 2016 compared to nine restaurants in 2015.

Reorganization and Realignment Costs	Third Quarter
	2016	2015
G&A realignment	$—	$1.5
System optimization initiative	2.1	4.3
	$2.1	$5.8

During the third quarter of 2015, the Company recognized costs associated with its G&A realignment plan totaling $1.5 million, which primarily included share-based compensation expense of $0.7 million and severance and related employee costs of $0.5 million.

During the third quarter of 2016 and 2015, the Company recognized costs associated with its system optimization initiative totaling $2.1 million and $4.3 million, respectively, which primarily included professional fees in 2016 and accelerated amortization of previously acquired franchise rights in 2015.

Impairment of Long-Lived Assets	Change
Impairment of long-lived assets	$(1.1)

Impairment of long-lived assets decreased during the third quarter of 2016 primarily due to lower impairment charges resulting from the remeasurement of properties to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of company-owned restaurants.

Other Operating Expense, Net	Third Quarter
	2016	2015
Lease expense	$17.5	$12.4
Equity in earnings in joint ventures, net	(2.2)	(2.4)
Other, net	3.1	(0.3)
	$18.4	$9.7

The increase in other operating expense, net during the third quarter of 2016 was primarily due to an increase in lease expense resulting from (1) subleasing properties to franchisees that were previously operated as company-owned restaurants and as such, had been previously recorded in cost of sales and (2) entering into new leases in connection with facilitating franchisee-to-franchisee restaurant transfers for purposes of subleasing such properties to the franchisee.

Interest Expense	Change
Interest expense	$0.8

Interest expense increased during the third quarter of 2016 primarily due to an increase in capital lease obligations resulting from facilitating franchisee-to-franchisee restaurant transfers and subleasing such properties to the franchisee.

Provision for Income Taxes	Change
Federal and state provision on variance in income from continuing operations before income taxes	$18.4
System optimization initiative	(8.4)
State income taxes, net of federal benefits	(0.8)
Other, net	(0.1)
$9.1

Our income taxes during the third quarter of 2016 and 2015 were impacted by (1) variations in income from continuing operations before income taxes, adjusted for recurring items, (2) the disposal of non-deductible goodwill and changes to state deferred taxes in connection with our system optimization initiative and (3) changes to valuation allowances on state net operating loss carryforwards.

Net Income from Discontinued Operations	Third Quarter
2015
Loss from discontinued operations before income taxes	$(0.2)
Provision for income taxes	(0.2)
Loss from discontinued operations, net of income taxes	(0.4)
Gain on disposal of discontinued operations before income taxes	0.2
Provision for income taxes on gain on disposal	(0.5)
Loss on disposal of discontinued operations, net of income taxes	(0.3)
Net loss from discontinued operations	$(0.7)

As discussed above in “Executive Overview - Sale of the Bakery,” Wendy’s completed the sale of the Bakery on May 31, 2015. During the third quarter of 2015, the Company recorded post-closing adjustments on the disposal of the Bakery.

Results of Operations

The following tables included throughout Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the nine months ended October 2, 2016 and September 27, 2015. As a result of the sale of the Bakery discussed above in “Executive Overview - Sale of the Bakery,” the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 have been included in “Income from discontinued operations, net of income taxes” in the table below.

	Nine Months Ended
	October 2, 2016	September 27, 2015	Change
Revenues:
Sales	$747.2	$1,101.6	$(354.4)
Franchise revenues	378.3	304.3	74.0
	1,125.5	1,405.9	(280.4)
Costs and expenses:
Cost of sales	603.8	911.8	(308.0)
General and administrative	184.7	184.1	0.6
Depreciation and amortization	92.4	111.3	(18.9)
System optimization gains, net	(48.1)	(14.8)	(33.3)
Reorganization and realignment costs	7.9	16.6	(8.7)
Impairment of long-lived assets	13.0	13.5	(0.5)
Other operating expense, net	36.2	25.2	11.0
	889.9	1,247.7	(357.8)
Operating profit	235.6	158.2	77.4
Interest expense	(85.5)	(57.9)	(27.6)
Loss on early extinguishment of debt	—	(7.3)	7.3
Other income, net	1.0	0.7	0.3
Income from continuing operations before income taxes	151.1	93.7	57.4
Provision for income taxes	(50.4)	(42.4)	(8.0)
Income from continuing operations	100.7	51.3	49.4
Discontinued operations:
Income from discontinued operations, net of income taxes	—	9.2	(9.2)
Gain on disposal of discontinued operations, net of income taxes	—	14.8	(14.8)
Net income from discontinued operations	—	24.0	(24.0)
Net income	$100.7	$75.3	$25.4

	Nine Months 2016		Nine Months 2015
Revenues:
Sales	$747.2		$1,101.6
Franchise revenues:
Royalty revenue	255.0		235.3
Rental income	102.4		60.5
Franchise fees	20.9		8.5
Total franchise revenues	378.3		304.3
Total revenues	$1,125.5		$1,405.9

	Nine Months 2016	% of Sales	Nine Months 2015	% of Sales
Cost of sales:
Food and paper	$226.9	30.4%	$351.3	31.9%
Restaurant labor	211.7	28.3%	311.3	28.3%
Occupancy, advertising and other operating costs	165.2	22.1%	249.2	22.6%
Total cost of sales	$603.8	80.8%	$911.8	82.8%

	Nine Months 2016	% of Sales	Nine Months 2015	% of Sales
Restaurant margin	$143.4	19.2%	$189.8	17.2%

	New Method		Old Method
	Nine Months 2016	Nine Months 2015	Nine Months 2016	Nine Months 2015
Same-restaurant sales:
North America same-restaurant sales:
Company-owned	2.9%	2.4%	2.7%	2.2%
Franchised	1.7%	3.0%	1.6%	2.9%
Systemwide	1.8%	3.0%	1.7%	2.8%

Total same-restaurant sales:
Company-owned	2.9%	2.4%	2.7%	2.2%
Franchised (a)	1.6%	2.9%	1.5%	2.8%
Systemwide (a)	1.7%	2.8%	1.6%	2.7%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela due to the impact of Venezuela’s highly inflationary economy).

	Company-owned	Franchised	Systemwide
Restaurant count:
Restaurant count at January 3, 2016	632	5,847	6,479
Opened	9	73	82
Closed	(5)	(53)	(58)
Net (sold to) purchased by franchisees	(209)	209	—
Restaurant count at October 2, 2016	427	6,076	6,503

Sales	Change
Sales	$(354.4)

The decrease in sales during the first nine months of 2016 was primarily due to the impact of Wendy’s company-owned restaurants sold under our system optimization initiative, which resulted in a reduction in sales of $397.5 million. Company-owned same-restaurant sales during the first nine months of 2016 increased primarily due to an increase in customer count, partially offset by a slight decrease in our average per customer check amount, primarily resulting from changes in product mix. Sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants.

Franchise Revenues	Change
Royalty revenue	$19.7
Rental income	41.9
Franchise fees	12.4
$74.0

The increase in franchise revenues during the first nine months of 2016 was primarily due to increases in rental income, royalty revenue and initial franchise fees resulting from sales of company-owned restaurants to franchisees and facilitating franchisee-to-franchisee restaurant transfers under our system optimization initiative. Royalty revenue also benefited from a 1.6% increase in franchise same-restaurant sales.

Cost of Sales, as a Percent of Sales	Change
Food and paper	(1.5)%
Restaurant labor	—%
Occupancy, advertising and other operating costs	(0.5)%
(2.0)%

The improvement in cost of sales, as a percent of sales, during the first nine months of 2016 was primarily due to a decrease in commodity costs, reflecting lower beef prices. In addition, the increase in same-restaurant sales and higher sales at our new and remodeled Image Activation restaurants contributed to the improvement in cost of sales, as a percent of sales. These decreases in cost of sales, as a percent of sales, were partially offset by the negative impact of changes in product mix.

General and Administrative	Change
Legal reserves	$2.9
Professional services	2.6
Severance	2.6
Employee compensation and related expenses	(5.7)
Other	(1.8)
$0.6

The increase in general and administrative expenses during the first nine months of 2016 was primarily due to increases in (1) legal reserves, (2) professional services due to legal and other costs associated with the cybersecurity incident (see “Item 1 - Legal Proceedings” and “Item 1A - Risk Factors” in “Part II - Other Information” for further information) and (3) severance expense. These increases in general and administrative expenses were partially offset by a decrease in employee compensation and related expenses primarily as a result of changes in staffing driven by our ongoing system optimization initiative.

Depreciation and Amortization	Change
Restaurants	$(19.0)
Corporate and other	0.1
$(18.9)

The decrease in restaurant depreciation and amortization during the nine months of 2016 was primarily due to decreases in (1) depreciation on assets sold or classified as held for sale under our system optimization initiative of $16.6 million and (2) accelerated depreciation on existing assets that are being replaced as part of our Image Activation program of $3.6 million.

System Optimization Gains, Net	Nine Months
	2016	2015
System optimization gains, net	$(48.1)	$(14.8)

The increase in system optimization gains, net during the first nine months of 2016 was primarily due to increased sales of company-owned restaurants to franchisees. The Company sold 211 restaurants during the first nine months of 2016 compared to 109 restaurants in 2015.

Reorganization and Realignment Costs	Nine Months
	2016	2015
G&A realignment	$1.0	$10.0
System optimization initiative	6.9	6.6
	$7.9	$16.6

During the first nine months of 2016 and 2015, the Company recognized costs associated with its G&A realignment plan totaling $1.0 million and $10.0 million, respectively. During the first nine months of 2016, costs primarily included recruitment and relocation costs. During the first nine months of 2015, costs primarily included (1) share-based compensation expense of $5.6 million, (2) severance and related employee costs of $3.1 million and (3) recruitment and relocation costs of $1.3 million.

During the first nine months of 2016 and 2015, the Company recognized costs associated with its system optimization initiative totaling $6.9 million and $6.6 million, respectively. During the first nine months of 2016, costs primarily included (1) professional fees of $5.1 million and (2) accelerated amortization of previously acquired franchise rights of $1.6 million. During the first nine months of 2015, costs primarily included accelerated amortization of previously acquired franchise rights.

Impairment of Long-Lived Assets	Change
Impairment of long-lived assets	$(0.5)

Impairment of long-lived assets decreased during the first nine months of 2016 due to lower impairment charges resulting from (1) the deterioration in operating performance of certain company-owned restaurants and charges for capital improvements in restaurants impaired in prior years which did not subsequently recover and (2) closing company-owned restaurants and classifying such properties as held for sale. These decreases were partially offset by higher impairment charges resulting from the remeasurement of properties to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of company-owned restaurants.

Other Operating Expense, Net	Nine Months
	2016	2015
Lease expense	$49.7	$33.7
Lease buyout	(11.6)	(2.0)
Equity in earnings in joint ventures, net	(6.5)	(7.0)
Other	4.6	0.5
	$36.2	$25.2

The increase in other operating expense, net during the first nine months of 2016 was primarily due to an increase in lease expense resulting from (1) subleasing properties to franchisees that were previously operated as company-owned restaurants and as such, had been recorded to cost of sales and (2) entering into new leases in connection with facilitating franchisee-to-franchisee restaurant transfers for purposes of subleasing such properties to the franchisee. The increase in expense was partially offset by a gain recognized on a lease buyout during the first quarter of 2016.

Interest Expense	Change
Interest expense	$27.6

The increase in interest expense during the first nine months of 2016 was primarily a result of the Company completing a $2,275.0 million securitized financing facility on June 1, 2015. The principal amounts outstanding under the securitized financing facility significantly exceed the amounts that were outstanding under the Company’s prior credit agreement. In addition, the notes under the securitized financing facility bear fixed-rate interest at rates higher than our historical effective interest rates on our variable interest rate loans under the prior credit agreement.

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

Provision for Income Taxes	Change
Federal and state expense on variance in income from continuing operations before income taxes	$22.1
Prior year tax matters, including changes to unrecognized tax benefits	1.4
System optimization initiative	(8.5)
State income taxes, net of federal benefits	(7.2)
Other, net	0.2
$8.0

Our income taxes during the first nine months of 2016 and 2015 were impacted by (1) variations in income from continuing operations before income taxes, adjusted for recurring items, (2) adjustments related to prior year tax matters, including changes to unrecognized tax benefits, (3) the disposal of non-deductible goodwill and changes to state deferred taxes in connection with our system optimization initiative, including a correction to a prior year identified and recorded in the second quarter of 2016, which resulted in a benefit of $4.2 million and (4) changes to valuation allowances on state net operating loss carryforwards, including a correction to a prior year identified and recorded in the first quarter of 2016, which resulted in a benefit of $2.9 million.

Net Income from Discontinued Operations	Nine Months
2015
Income from discontinued operations before income taxes	$14.9
Provision for income taxes	(5.7)
Income from discontinued operations, net of income taxes	9.2
Gain on disposal of discontinued operations before income taxes	27.5
Provision for income taxes on gain on disposal	(12.7)
Gain on disposal of discontinued operations, net of income taxes	14.8
Net income from discontinued operations	$24.0

As a result of the sale of the Bakery during the second quarter of 2015, as discussed above in “Executive Overview - Sale of the Bakery,” the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 have been included in “Income from discontinued operations, net of income taxes” in the table above. During the first nine months of 2015, the Company recognized a gain on the disposal of the Bakery of $14.8 million, net of income tax expense of $12.7 million, which has been included in net income from discontinued operations. The provision for income taxes on the gain on disposal includes the impact of non-deductible goodwill disposed of as a result of the sale.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash provided by operating activities increased $12.2 million in the first nine months of 2016 as compared to the first nine months of 2015, primarily due to changes in our net income and non-cash items as well as the following:

•	an increase of $23.9 million as a result of cash restricted for the payment of interest under our securitized financing facility during the second quarter of 2015; and

•	an increase of $7.3 million as a result of payments to terminate our cash flow hedges during the second quarter of 2015; partially offset by

•	an increase of $30.0 million in interest payments primarily resulting from the securitized financing facility;

•	a $47.4 million increase in income tax payments, net of refunds; and

•	an increase in payments for incentive compensation for the 2015 fiscal year.

Cash provided by investing activities increased $126.0 million in the first nine months of 2016 as compared to the first nine months of 2015, primarily due to the following:

•	an increase of $127.5 million in proceeds from dispositions related to our system optimization initiative; and

•	a decrease of $79.5 million in capital expenditures; partially offset by

•	a decrease of $78.4 million in proceeds from the sale of the Bakery during the second quarter of 2015.

Cash used in financing activities increased $79.2 million in the first nine months of 2016 as compared to the first nine months of 2015, primarily due to non-cash items as well as the following:

•
a net decrease in cash provided by long-term debt activities of $950.4 million primarily from the Company’s $2,275.0 million securitized financing facility and the related repayment of debt under the Company’s prior credit agreement during the second quarter of 2015; partially offset by

•	a decrease in repurchases of common stock of $917.2 million.

The net cash used in our business before the effect of exchange rate changes on cash was approximately $22.4 million.

Sources and Uses of Cash for the Remainder of 2016

Our anticipated sources of cash and cash requirements for the remainder of 2016, exclusive of operating cash flow requirements, consist principally of:

•	capital expenditures of approximately $36.3 million, resulting in total anticipated cash capital expenditures for the year of approximately $145.0 million.

•	quarterly cash dividends aggregating up to approximately $15.9 million as discussed below in “Dividends;”

•	potential stock repurchases of up to $172.7 million, of which $22.7 million was repurchased subsequent to October 2, 2016 through November 3, 2016 as discussed below in “Stock Repurchases;” and

•	consideration paid for restaurant acquisitions and proceeds from restaurant dispositions under our system optimization initiative.

Based on current levels of operations, the Company expects that cash flows from operations and available cash will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

Dividends

On March 15, 2016, June 15, 2016 and September 15, 2016, The Wendy’s Company paid quarterly cash dividends of $0.06 per share on its common stock, aggregating $47.8 million. On November 9, 2016, The Wendy’s Company declared a dividend of $0.065 per share to be paid on December 15, 2016 to shareholders of record as of December 1, 2016. As a result of the declaration, The Wendy’s Company’s total cash requirements for the fourth quarter of 2016 will be approximately $15.9 million based on the estimated number of shares of common stock outstanding at December 1, 2016. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

On June 1, 2015, our Board of Directors authorized a repurchase program for up to $1.4 billion of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible. During the first nine months of 2016, the Company repurchased 16.0 million shares with an aggregate purchase price of $162.3 million, of which $3.0 million was accrued at October 2, 2016 and excluding commissions of $0.2 million. As of October 2, 2016, the Company had $215.9 million of availability remaining under its June 2015 authorization. Subsequent to October 2, 2016 through November 3, 2016, the Company repurchased 2.1 million shares with an aggregate purchase price of $22.7 million, excluding commissions. The Company announced its intention to complete substantially all of the $1.4 billion share repurchase program by entering into an accelerated share repurchase agreement for $150.0 million during the fourth quarter of 2016.

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

In August 2014, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. As part of the August 2014 authorization, $76.1 million remained available as of December 28, 2014. During the first and second quarters of 2015, the Company repurchased 5.7 million shares with an aggregate purchase price of $61.6 million, excluding commissions of $0.1 million. During the third quarter of 2015, the Company repurchased $14.5 million through the accelerated share repurchase agreement described above. As a result, the $100.0 million share repurchase program authorized in August 2014 was completed.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of October 2, 2016 there were no material changes from the information contained in the Form 10-K for the fiscal year ended January 3, 2016.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 2, 2016. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2016, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the third quarter of 2016 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

An amended complaint was filed in the same court by plaintiff Jonathan Torres and six additional named plaintiffs on July 29, 2016. The amended complaint names the Company’s subsidiary, Wendy’s International, LLC (“Wendy’s International”), as the defendant and asserts claims of breach of implied contract, negligence and violations of state consumer protection or deceptive trade practices statutes in the states of Florida, New York, New Jersey, Mississippi, Tennessee and Texas arising from Wendy’s International’s alleged failure to safeguard customer credit card information and the alleged failure to provide notice that credit card information had been compromised. The amended complaint also asserts violations of state data breach statutes in Florida, New York, New Jersey, Tennessee and Texas based on Wendy’s International’s alleged failure to timely and fully disclose the alleged data breach. The amended complaint seeks certification of a putative nationwide class of consumers impacted by the alleged failures, or in the alternative, statewide classes for Florida, New York, New Jersey, Mississippi, Tennessee and Texas. The plaintiffs seek monetary damages, injunctive and equitable relief, attorneys’ fees and other costs. The Company’s motion to dismiss the amended complaint is pending before the court.

This case was previously described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2016 and the Quarterly Reports on Form 10-Q filed on May 11, 2016 and August 10, 2016.

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

An amended civil complaint was filed in the consolidated proceeding in the U.S. District Court for the Western District of Pennsylvania on July 22, 2016 naming the Company and two of its subsidiaries as defendants. The amended complaint was brought by 22 financial institutions and five association plaintiffs (representing members who are credit unions and other similar financial institutions). The amended complaint asserts claims of common law negligence, negligence per se due to the alleged violation of section 5 of the Federal Trade Commission Act, violation of the Ohio Deceptive Trade Practices Act, and declaratory and injunctive relief. The amended complaint also seeks certification of a putative nationwide class of banks, credit unions, financial institutions and other entities in the United States impacted by the alleged failures. The plaintiffs seek monetary damages, a declaratory judgment, injunctive relief, attorneys’ fees and other costs. The Company’s motion to dismiss the amended complaint is pending before the court.

This case was previously described in the Company’s Quarterly Reports on Form 10-Q filed with the SEC on May 11, 2016 and August 10, 2016.

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

The Company believes the criminal cyberattacks resulted from service providers’ remote access credentials being compromised, allowing access, and the ability to deploy malware, to some franchisees’ point-of-sale systems. There has been no indication in the ongoing investigation that any company-owned restaurants were impacted by this activity.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the third quarter of 2016:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
July 4, 2016 through August 7, 2016	2,183,280	$9.72	2,170,500	$247,904,938
August 8, 2016 through September 4, 2016	1,531,513	$10.06	1,418,800	$233,662,763
September 5, 2016 through October 2, 2016	1,678,100	$10.60	1,678,100	$215,903,649
Total	5,392,893	$10.09	5,267,400	$215,903,649

(1)
Includes 125,493 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In June 2015, our Board of Directors authorized the repurchase of up to $1.4 billion of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible.

Subsequent to October 2, 2016 through November 3, 2016, the Company repurchased 2.1 million shares with an aggregate purchase price of $22.7 million, excluding commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Employment Letter between The Wendy’s Company and E.J. Wunsch executed on September 9, 2016.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: November 9, 2016	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the Company)

Date: November 9, 2016	By: /s/ Scott A. Kriss
Scott A. Kriss
Senior Vice President -
Chief Accounting and Tax Officer
(Principal Accounting Officer)

Exhibit Index

EXHIBIT NO.	DESCRIPTION

10.1	Employment Letter between The Wendy’s Company and E.J. Wunsch executed on September 9, 2016.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.