Form 10-K
period 2017-01-01
Wendy's Co
filed 2017-03-02
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED January 1, 2017
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
Yes [ ] No [x]

The aggregate market value of common equity held by non-affiliates of The Wendy’s Company as of July 1, 2016 was approximately $1,938.3 million. As of February 22, 2017, there were 246,926,773 shares of The Wendy’s Company common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from The Wendy’s Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after January 1, 2017.

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

•
risks associated with failures, interruptions or security breaches of the Company’s computer systems or technology, or the occurrence of cyber incidents or a deficiency in cybersecurity that impacts the Company or its franchisees, including the cybersecurity incidents described in Item 1A below;

•
the difficulty in predicting the impact of the sale of Company-operated restaurants to franchisees on ongoing operations, any tax impact from the sale of restaurants and the future impact to the Company’s earnings, restaurant operating margins, cash flow and depreciation;

•
risks associated with the Company’s securitized financing facility, including the ability to generate sufficient cash flow to meet debt service obligations, compliance with operational and financial covenants, and restrictions on the Company’s ability to raise additional capital;

•	risks associated with the amount and timing of share repurchases under the $150.0 million share repurchase program approved by the Board of Directors; and

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

Item 1. Business.

Introduction

The Wendy’s Company (“The Wendy’s Company”) is the parent company of its 100% owned subsidiary holding company Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC, formerly known as Wendy’s International, Inc. Wendy’s International, LLC is the indirect parent company of Quality Is Our Recipe, LLC (“Quality”), which is the owner and franchisor of the Wendy’s® restaurant system in the United States. As used in this report, unless the context requires otherwise, the term “Company” refers to The Wendy’s Company and its direct and indirect subsidiaries, and “Wendy’s” refers to Quality when the context relates to ownership of or franchising the Wendy’s restaurant system and to Wendy’s International, LLC when the context refers to the Wendy’s brand.

As of January 1, 2017, the Wendy’s restaurant system was comprised of 6,537 restaurants, of which 330 were owned and operated by the Company. References in this Annual Report on Form 10-K (the “Form 10-K”) to restaurants that we “own” or that are “Company-operated” include owned and leased restaurants. The Wendy’s Company’s corporate predecessor was incorporated in Ohio in 1929 and was reincorporated in Delaware in June 1994. Effective September 29, 2008, in conjunction with the merger with Wendy’s, The Wendy’s Company’s corporate name was changed from Triarc Companies, Inc. (“Triarc”) to Wendy’s/Arby’s Group, Inc. Effective July 5, 2011, in connection with the sale of Arby’s Restaurant Group, Inc. (“Arby’s”), Wendy’s/Arby’s Group, Inc. changed its name to The Wendy’s Company. The Company’s principal executive offices are located at One Dave Thomas Blvd., Dublin, Ohio 43017, and its telephone number is (614) 764-3100. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, as well as our annual proxy statement, available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. We also provide our Code of Business Conduct and Ethics, free of charge, on our website. Our website address is www.aboutwendys.com. Information contained on that website is not part of this Form 10-K.

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

Sale of Arby’s

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s to ARG IH Corporation (“ARG”), a wholly-owned subsidiary of ARG Holding Corporation (“ARG Parent”), for $130.0 million in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of ARG Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s). Our 18.5% equity interest as of January 1, 2017 has the potential to be diluted by stock options issued as incentives to ARG’s management.

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 1, 2017” or “2016,” which consisted of 52 weeks (2) “the year ended January 3, 2016” or “2015,” which consisted of 53 weeks and (3) “the year ended December 28, 2014” or “2014,” which consisted of 52 weeks.

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. At January 1, 2017, there were 6,098 Wendy’s restaurants in operation in North America. Of these restaurants, 330 were operated by the Company and 5,768 by a total of 376 franchisees. In addition, at January 1, 2017, there were 439 franchised Wendy’s restaurants in operation in 29 countries and territories other than North America. See “Item 2. Properties” for a listing of the number of Company-operated and franchised locations in the United States and in foreign countries and United States territories.

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues including royalties, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of January 1, 2017.

Wendy’s is also a 50% partner in a Canadian restaurant real estate joint venture with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. The joint venture owns Wendy’s/Tim Hortons combo units in Canada. As of January 1, 2017, there were 97 Wendy’s restaurants in operation that were owned by the joint venture. (Tim Hortons is a registered trademark of Tim Hortons USA Inc.)

Wendy’s Restaurants

Wendy’s opened its first restaurant in Columbus, Ohio in 1969. During 2016, Wendy’s opened 13 new Company-operated restaurants and closed seven generally underperforming Company-operated restaurants. In addition, Wendy’s purchased two restaurants from franchisees and sold 310 restaurants to franchisees. During 2016, Wendy’s franchisees opened 136 new restaurants and closed 84 generally underperforming restaurants. The restaurants sold to franchisees were sold as part of the system optimization initiative which is further described in “Acquisitions and Dispositions of Wendy’s Restaurants” below.

The following table sets forth the number of Wendy’s restaurants at the beginning and end of each fiscal year from 2014 to 2016:

	2016	2015	2014
Restaurants open at beginning of period	6,479	6,515	6,557
Restaurants opened during period	149	109	103
Restaurants closed during period	(91)	(145)	(145)
Restaurants open at end of period	6,537	6,479	6,515

During the period from December 30, 2013, through January 1, 2017, 361 Wendy’s restaurants were opened and 381 generally underperforming Wendy’s restaurants were closed.

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

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room. Approximately two-thirds of sales at Company-operated Wendy’s restaurants occur through the pick-up window.

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

Raw Materials and Purchasing

As of January 1, 2017, four independent processors (six total production facilities) supplied all of Wendy’s hamburger in the United States. In addition, five independent processors (seven total production facilities) supplied all of Wendy’s chicken in the United States.

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

Trademarks and Service Marks

Wendy’s or its subsidiaries have registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Old Fashioned Hamburgers® and Quality Is Our Recipe®. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks expire at various times from 2017 to 2026, while international trademarks and service marks have various durations of ten to 15 years. Wendy’s generally intends to renew trademarks and service marks that are scheduled to expire.

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

Wendy’s also competes with grocery chains and other retail outlets which sell food that will be prepared at home. Competition with these chains and other outlets has increased as the gap between the price of food at home compared to food purchased at restaurants has widened.

Technology is becoming an increasingly critical part of the restaurant consumer experience. Restaurant technology includes mobile interactive technology for brand menu search information, mobile ordering, mobile payment and other self-service technologies.

Acquisitions and Dispositions of Wendy’s Restaurants

During 2016, 2015 and 2014, the Company completed the sale of 310, 327 and 255 Company-operated restaurants to franchisees, respectively, which included the sale of all of its Company-operated restaurants in Canada. In addition, during 2016 and 2015 the Company facilitated the transfer of 144 and 71 restaurants between franchisees, respectively. The Company has now completed its plan to reduce its Company-operated restaurant ownership to approximately 5% of the total system.

Wendy’s will continue to optimize its system by facilitating franchisee-to-franchisee transfers of restaurants, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate Image Activation adoption. Wendy’s generally retains a right of first refusal in connection with any proposed sale of a franchisee’s interest.

Franchised Restaurants

As of January 1, 2017, Wendy’s franchisees operated 5,768 Wendy’s restaurants in 50 states, the District of Columbia and Canada.

The rights and obligations governing the majority of franchised restaurants operating in the United States are set forth in the Wendy’s Unit Franchise Agreement (non-traditional locations may operate under an amended agreement). This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Unit Franchise Agreement provides for a 20-year term and a ten-year renewal subject to certain conditions. Wendy’s has in the past franchised under different agreements on a multi-unit basis; however, Wendy’s now grants new Wendy’s franchises on a unit-by-unit basis.

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

The technical assistance fee is used to defray some of the costs to Wendy’s for training, start-up and transitional services related to new and existing franchisees acquiring Company-operated restaurants and in the development and opening of new restaurants. In certain limited instances (such as the regranting of franchise rights for a previously closed restaurant, a reduced franchise agreement term, or other unique circumstances), Wendy’s may charge a reduced technical assistance fee or may waive the technical assistance fee. Wendy’s does not select or employ personnel on behalf of franchisees.

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

Wendy’s Restaurants of Canada Inc. (“WROC”), a 100% owned subsidiary of Wendy’s, holds master franchise rights for Canada. The rights and obligations governing the majority of franchised restaurants operating in Canada are set forth in a Single Unit Sub-Franchise Agreement. This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by WROC and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Single Unit Sub-Franchise Agreement provides for a 20-year term and a ten-year renewal subject to certain conditions. The sub-franchisee pays to WROC a monthly royalty of 4% of sales, as defined in the agreement, from the operation of the restaurant or C$1,000, whichever is greater. The agreement also typically requires that the franchisee pay WROC an initial technical assistance fee. The standard technical assistance fee is currently C$40,000 for each restaurant.

In order to promote Image Activation new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants opened by December 31, 2020, with the value of the incentives declining in the later years of the program. Wendy’s also has incentive programs for 2017 available to franchisees that commence Image Activation restaurant remodels by December 15, 2017. The remodel incentive programs provide for reductions in royalty payments for one year after the completion of construction. Wendy’s also had incentive programs that were available for franchisees’ participation in Wendy’s Image Activation program in 2014, 2015 and 2016.

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

See Note 6 and Note 21 of the Financial Statements and Supplementary Data included in Item 8 herein, and the information under “Management’s Discussion and Analysis” in Item 7 herein, for further information regarding guarantee obligations, reserves, commitments and contingencies involving franchisees.

Advertising and Marketing

In the United States and Canada, Wendy’s advertises nationally through national advertising funds on network and cable television programs, including nationally televised events. Locally in the United States and Canada, Wendy’s primarily advertises through regional network and cable television, radio and newspapers. Wendy’s participates in two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, newspapers, the Internet and a variety of promotional campaigns, including the increasing use of social media. Separate national advertising funds are administered for Wendy’s United States and Canadian locations. Contributions to the national advertising funds are required to be made from both Company-operated and franchised restaurants and are based on a percent of restaurant retail sales. In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both Company-operated and franchised restaurants based on a percent of restaurant retail sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising programs are governed by the Wendy’s Unit Franchise Agreement in the United States and by the Single Unit Sub-Franchise Agreement in Canada. Required contributions by Company-operated restaurants for advertising and promotional programs are at the same percent of retail sales as franchised restaurants within the Wendy’s system. As of January 1, 2017, the contribution rate for United States restaurants was generally 3.5% of retail sales for national advertising and 0.5% of retail sales for local and regional advertising. The contribution rate for Canadian restaurants is generally 3% of retail sales for national advertising and 1% of retail sales for local and regional advertising, with the exception of Quebec, for which there is no national advertising contribution rate and the local and regional advertising contribution rate is 4.0% of retail sales. See Note 24 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding advertising.

International Operations and Franchising

As of January 1, 2017, Wendy’s had 439 franchised restaurants in 29 countries and territories other than the United States and Canada. Wendy’s intends to grow its international business aggressively, yet responsibly. Since the beginning of 2009, development agreements have been executed for Wendy’s locations to be opened in the following countries, regions and territories: Argentina, Azerbaijan, Brazil, Chile, Dominican Republic, the Eastern Caribbean, Ecuador, Georgia, Guatemala, India, Indonesia, Japan, Middle East, North Africa and Philippines. These development agreements include rights for 20 countries in which no Wendy’s restaurants were open as of January 1, 2017. In addition to new market expansion, further development within existing markets will continue to be an important component of Wendy’s international strategy over the coming years. Wendy’s has granted development rights in certain countries and territories listed under Item 2 of this Form 10-K.

Franchisees who wish to operate Wendy’s restaurants outside the United States and Canada enter into agreements with Wendy’s that generally provide franchise rights for each restaurant for an initial term of 10 years or 20 years, depending on the country, and typically include a 10-year renewal provision, subject to certain conditions. The agreements grant a license to the franchisee to use the Wendy’s trademarks and know-how in the operation of a Wendy’s restaurant at a specified location. Generally, the franchisee pays Wendy’s an initial technical assistance fee or other per restaurant fee and monthly fees based on a percentage of gross monthly sales of each restaurant. In certain foreign markets, Wendy’s may grant the franchisee exclusivity to develop a territory in exchange for the franchisee undertaking to develop a specified number of new Wendy’s restaurants in the territory based on a negotiated schedule. In these instances, the franchisee generally pays Wendy’s an upfront development fee, annual development fees or a per restaurant fee. In certain circumstances, Wendy’s may grant a franchisee the right to sub-franchise in a stated territory, subject to certain conditions.

Wendy’s also continually evaluates non-franchise opportunities for development of Wendy’s restaurants in other international markets, including through joint ventures with third parties and opening Company-operated restaurants.

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

It is possible that the Patient Protection and Affordable Care Act (“PPACA”) could be amended or repealed in the future. The Company cannot predict the extent to which amendment or repeal of the PPACA, or the implementation of another government-mandated health care program, might require modifications to our benefits policies and practices, result in disruptions to our operations or our ability to attract and retain personnel, or result in increased health care costs.

Legal and Environmental Matters

The Company’s past and present operations are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures that may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We believe that our operations comply substantially with all applicable environmental laws and regulations. Accordingly, the environmental matters in which we are involved generally relate either to properties that our subsidiaries own, but on which they no longer have any operations, or properties that we or our subsidiaries have sold to third parties, but for which we or our subsidiaries remain liable or contingently liable for any related environmental costs. Our Company-operated Wendy’s restaurants have not been the subject of any material environmental matters. Based on currently available information, including defenses available to us and/or our subsidiaries, and our current reserve levels, we do not believe that the ultimate outcome of the environmental matters in which we are involved will have a material adverse effect on our consolidated financial position or results of operations.

The Company is involved in litigation and claims incidental to our current and prior businesses, including the legal proceedings related to a cybersecurity incident as described in “Item 3. Legal Proceedings.” We provide accruals for such litigation and claims when payment is probable and reasonably estimable. We believe we have adequate accruals for continuing operations for all of our legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on our currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

Employees

As of January 1, 2017, the Company had approximately 12,100 employees, including approximately 1,200 salaried employees and approximately 10,900 hourly employees. We believe that our employee relations are satisfactory.

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, we have included below the most significant factors that have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2017, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Our success depends in part upon the continued retention of certain key personnel.

There were several changes to the senior management team in May, 2016. Todd Penegor, who had been Executive Vice President, Chief Financial Officer and International, assumed the duties of President and Chief Executive Officer. Gunther Plosch was appointed Chief Financial Officer. Robert D. Wright, formerly Executive Vice President and Chief Operations Officer, was appointed Executive Vice President, Chief Operations Officer and International. Liliana M. Esposito, Chief Communications Officer, assumed additional responsibilities for quality assurance. In addition, in October, 2016, E.J. Wunsch was appointed General Counsel and Secretary. His title became Chief Legal Officer and Secretary in February, 2017.

We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our senior management team. The failure by us to retain members of our senior management team in the future could adversely affect our ability to build on the efforts we have undertaken to increase the efficiency and profitability of our business.

Competition from other restaurant companies as well as grocery chains and other retail food outlets, or poor customer experience at Wendy’s restaurants, could hurt our brand.

The market segments in which Company-operated and franchised Wendy’s restaurants compete are highly competitive with respect to, among other things, price, food quality and presentation, service, location, convenience, and the nature and condition of the restaurant facility. If customers have a poor experience at a Wendy’s restaurant, whether at a Company-operated or franchised restaurant, we may experience a decrease in guest traffic. Further, Wendy’s restaurants compete with a variety of locally-owned restaurants, as well as competitive regional and national chains and franchises. Several of these chains compete by offering menu items that are targeted at certain consumer groups or dietary trends. Additionally, many of our competitors have introduced lower cost, value meal menu options. Our revenues and those of our franchisees may be hurt by this product and price competition.

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

Wendy’s also competes with grocery chains and other retail outlets which sell food that will be prepared at home. Competition with these chains and other outlets has increased as the gap between the price of food at home compared to food purchased at restaurants has widened.

All such competition may adversely affect our revenues and profits by reducing revenues of Company-operated restaurants and royalty revenue from franchised restaurants.

Changes in consumer tastes and preferences, and in discretionary consumer spending, could result in a decline in sales at Company-operated restaurants and in the royalties that we receive from franchisees.

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

If Company-operated and franchised restaurants are unable to adapt to changes in consumer preferences and trends, Company-operated and franchised restaurants may lose customers and the resulting revenues from Company-operated restaurants and the royalties that we receive from franchisees may decline.

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

Changes in commodity costs (including beef, chicken and grains), supplies, fuel, utilities, distribution and other operating costs could harm results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs (including beef, chicken and grains), supplies, fuel, utilities, distribution and other operating costs. Commodity cost pressures, and any increase in these costs, especially beef or chicken prices, could adversely affect future operating results. In addition, our business is susceptible to increases in these costs as a result of other factors beyond its control, such as weather conditions, global demand, food safety concerns, product recalls and government regulations. Further, prices for feed ingredients used to produce beef and chicken could be adversely affected by changes in global weather patterns, which are inherently unpredictable, and by federal ethanol policy. Increases in gasoline prices could result in the imposition of fuel surcharges by our distributors, which would increase our costs. Significant increases in expenses incurred by consumers, such as living expenses or gasoline prices, could also result in a decrease in customer traffic at our restaurants, which could adversely affect our business. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, we may not seek to or be able to pass along price increases to our customers.

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

Food safety events, including instances of food-borne illness (such as salmonella or E. Coli) involving Wendy’s, its supply chain or other food service companies, could create negative publicity and adversely affect sales and operating results.

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

In addition, food safety events, whether or not involving Wendy’s, could result in negative publicity for Wendy’s or for the industry or market segments in which we operate. Increased use of social media could create and/or amplify the effects of negative publicity. This negative publicity, as well as any other negative publicity concerning types of food products Wendy’s serves, may reduce demand for Wendy’s food and could result in a decrease in guest traffic to our restaurants as consumers shift their preferences to our competitors or to other products or food types. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity could result in a decline in sales and operating results at Company-operated restaurants or in royalties from sales at franchised restaurants.

Consumer concerns regarding the nutritional aspects of beef, poultry, french fries or other products we sell, concerns regarding the ingredients in our products and/or cooking processes used in our restaurants, or concerns regarding the effects of disease outbreaks, epidemics or pandemics could affect demand for our products.

Consumer concerns regarding the nutritional aspects of beef, poultry, french fries or other products we sell, concerns regarding the ingredients in our products and/or cooking processes used in our restaurants, or concerns regarding the effects of disease outbreaks, epidemics or pandemics could result in less demand for our products and a decline in sales at Company-operated restaurants and in royalties from sales at franchised restaurants.

Increased use of social media could create and/or amplify the effects of negative publicity and adversely affect sales and operating results.

Events reported in the media, including social media, whether or not accurate or involving Wendy’s, could create and/or amplify negative publicity for Wendy’s or for the industry or market segments in which we operate. This could reduce demand for Wendy’s food and could result in a decrease in guest traffic to our restaurants as consumers shift their preferences to our competitors or to other products or food types. A decrease in guest traffic to our restaurants as a result of negative publicity from social media could result in a decline in sales and operating results at Company-operated restaurants or in royalties from sales at franchised restaurants.

Growth of our restaurant business is dependent on new restaurant openings, which may be affected by factors beyond our control.

Our restaurant business derives earnings from sales at Company-operated restaurants, franchise royalties received from franchised restaurants and franchise fees from franchise restaurant operators for each new unit opened. Growth in our restaurant revenues and earnings is dependent on new restaurant openings. Numerous factors beyond our control may affect restaurant openings. These factors include but are not limited to:

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

As of January 1, 2017, approximately 95% of restaurants in the Wendy’s system were operated by franchisees. Wendy’s franchisees are contractually obligated to operate their restaurants in accordance with the standards set forth in agreements with them. Wendy’s also provides training and support to franchisees. However, franchisees are independent third parties that we do not control, and the franchisees own, operate and oversee the daily operations of their restaurants. Specifically, franchisees are solely responsible for developing and utilizing their own policies, procedures and documents, making their own hiring, firing and disciplinary decisions, scheduling hours and establishing wages, and managing their day-to-day employment processes and procedures, all of which is done independent of Wendy’s and in compliance with all applicable laws, rules or regulations. Further, franchisees have discretion as to the prices charged to customers. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with required standards, then royalty payments to us could be adversely affected and the brand’s image and reputation could be harmed, both of which in turn could hurt our business and operating results.

In addition, the failure of franchisees to adequately engage in succession planning may affect their restaurant operations and development of new Wendy’s restaurants, which in turn could hurt our business and operating results.

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

Our Image Activation program may not positively affect sales at Company-operated and participating franchised restaurants or improve our results of operations, and franchisees may not participate in the Image Activation program to the extent expected by the Company.

The Company and its franchisees reimaged 521 North America system restaurants and built 99 new North America restaurants in 2016. The North America system now has 32% of restaurants on the new image. The Company has plans for significantly more new and reimaged Company and franchisee restaurants in 2017 and beyond.

In order to promote Image Activation new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants opened by December 31, 2020, with the value of the incentives declining in the later years of the program. Wendy’s also has incentive programs for 2017 available to franchisees that commence Image Activation restaurant remodels by December 15, 2017. The remodel incentive programs provide for reductions in royalty payments for one year after the completion of construction. Wendy’s also had incentive programs that were available for franchisees’ participation in Wendy’s Image Activation program in 2014, 2015 and 2016.

The Company’s Image Activation program may not positively affect sales at Company-operated restaurants or improve results of operations. There can be no assurance that sales at participating franchised restaurants will achieve or maintain projected levels or that after giving effect to the incentives provided to franchisees the Company’s results of operations will improve. There can also be no assurance that franchisees will participate in the Image Activation program to the extent expected by the Company.

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

As of January 1, 2017, approximately 95% of the Wendy’s system were franchise restaurants. We receive revenue in the form of royalties, which are generally based on a percentage of sales at franchised restaurants, rent and fees from franchisees. Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline. In addition, accounts receivable and related allowance for doubtful accounts may increase. When Company-operated restaurants are sold, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases. During periods of declining sales and profitability of franchisees, the incidence of franchisee defaults for these lease payments increases and we are then required to make those payments and seek recourse against the franchisee or agree to repayment terms. Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease. Further, we may decide from time to time to acquire restaurants from franchisees that experience significant financial hardship, which may reduce our cash and cash equivalents.

The system optimization initiative involves risks that could adversely affect our business and financial results.

The Company completed its plan to reduce its Company-operated restaurant ownership to approximately 5% with the sale of 310 restaurants during 2016. There are a number of risks associated with the system optimization initiative, including the impact of the sale of restaurants on ongoing operations, any tax impact from the sale of restaurants, and the future impact to the Company’s earnings, restaurant operating margin, cash flow and depreciation. If Wendy’s is unable to manage these risks effectively, our business and financial results could be adversely affected.
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
Wendy’s has from time to time acquired the interests of and sold Wendy’s restaurants to franchisees. Wendy’s will continue to evaluate strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees. The success of these transactions is dependent upon the availability of sellers and buyers, the availability of financing, and the brand’s ability to negotiate transactions on terms deemed acceptable. In addition, the operations of restaurants that the brand acquires may not be integrated successfully, and the intended benefits of such transactions may not be realized. Acquisitions of franchised restaurants pose various risks to brand operations, including:

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

As of January 1, 2017, Wendy’s leased or owned the land and/or the building for 330 Company-operated Wendy’s restaurants. Wendy’s also owned 519 and leased 979 properties that were either leased or subleased principally to franchisees as of January 1, 2017. Accordingly, we are subject to all of the risks associated with leasing and owning real estate. In particular, the value of our real property assets could decrease, and costs could increase, because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, and liability for environmental matters.

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

As of January 1, 2017, we and our franchisees operated Wendy’s restaurants in 50 states, the District of Columbia and 30 foreign countries and territories. As of January 1, 2017 and as detailed in “Item 2. Properties,” the eight leading states by number of operating units were: Florida, Texas, Ohio, Georgia, California, Pennsylvania, Michigan and North Carolina. This geographic concentration can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Wendy’s restaurants could have a material adverse impact on our results of operations in the future.

Our operations are influenced by adverse weather conditions.

Weather, which is unpredictable, can impact Wendy’s restaurant sales. Harsh weather conditions that keep customers from dining out result in lost opportunities for our restaurants. A heavy snowstorm in the Northeast or Midwest or a hurricane in the Southeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area. Our first quarter includes winter months and historically has a lower level of sales at Company-operated restaurants. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins, and can result in restaurant operating losses. For these reasons, a quarter-to-quarter comparison may not be a good indication of Wendy’s performance or how it may perform in the future.

Our business could be hurt by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our restaurants. We devote significant resources to recruiting and training its managers and hourly employees. Increased labor costs due to competition, increased minimum wage or employee benefits costs (including various federal, state and local actions to increase minimum wages and government-mandated health care benefits), unionization activity or other factors would adversely impact our cost of sales and operating expenses. In addition, Wendy’s success depends on its ability to attract, motivate and retain qualified employees, including restaurant managers and staff. If the brand is unable to do so, our results of operations could be adversely affected.

Complaints or litigation may hurt the Wendy’s brand.

Wendy’s customers file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to a Wendy’s restaurant, or alleging that there was a problem with food quality or operations at a Wendy’s restaurant. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees (which tend to increase when franchisees experience declining sales and profitability) and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, including class action lawsuits related to these matters. The Company has also been named as a defendant in the matters described in “Item 3. Legal Proceedings.” Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations and hurt our performance. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. Insurance policies contain customary limitations, conditions and exclusions that can affect the amount of insurance proceeds ultimately received. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from these claims may hurt us and our franchisees.

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

Our current insurance may not provide adequate levels of coverage against claims that have been or may be filed.

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

The Company currently maintains insurance coverage to address cyber incidents. Applicable insurance policies contain customary limitations, conditions and exclusions. There can be no assurance that the cyber policies maintained by the Company will cover substantially all of the Company’s costs and expenses incurred related to the cybersecurity incidents described below in this Item 1A and in “Item 3. Legal Proceedings.”

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

It is possible that the Patient Protection and Affordable Care Act (“PPACA”) could be amended or repealed in the future. The Company cannot predict the extent to which amendment or repeal of the PPACA, or the implementation of another government-mandated health care program, might require modifications to our benefits policies and practices, result in disruptions to our operations or our ability to attract and retain personnel, or result in increased health care costs.

Changes in accounting standards, or in the interpretation of existing standards, applicable to us could also affect our future results. See “Item 8. Financial Statements and Supplementary Data,” Note 1 to the Consolidated Financial Statements, for a summary of new or amended accounting standards applicable to us.

We do not exercise ultimate control over purchasing for our restaurant system, which could harm sales or profitability and the brand.

Although we ensure that all suppliers to the Wendy’s system meet quality control standards, Wendy’s franchisees control the purchasing of food, proprietary paper, equipment and other operating supplies from such suppliers through the purchasing co-op controlled by Wendy’s franchisees, QSCC. QSCC negotiates national contracts for such food, equipment and supplies. We are entitled to appoint two representatives (of the total of 11) on the board of directors of QSCC and participates in QSCC through its Company-operated restaurants, but we do not control the decisions and activities of QSCC except to ensure that all suppliers satisfy our quality control standards. If QSCC does not properly estimate the product needs of the Wendy’s system, makes poor purchasing decisions, or decides to cease its operations, system sales and operating costs could be adversely affected and our results of operations and financial condition or the financial condition of Wendy’s franchisees could be hurt.

Our international operations are subject to various factors of uncertainty and there is no assurance that international operations will be profitable.

In addition to many of the risk factors described throughout this Item 1A, Wendy’s business outside of the United States is subject to a number of additional factors, including international economic and political conditions, risk of corruption and violations of the United States Foreign Corrupt Practices Act or similar laws of other countries, differing cultures and consumer preferences, the inability to adapt to international customer preferences, inadequate brand infrastructure within foreign countries to support our international activities, inability to obtain adequate supplies meeting our quality standards and product specifications or interruptions in obtaining such supplies, restrictions on our ability to move cash out of certain foreign countries, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements, the collection of royalties from international franchisees and intellectual property rights, the availability and cost of land, construction costs, other legal, financial or regulatory impediments to the development and/or operation of new restaurants, and the availability of experienced management, appropriate franchisees, and joint venture partners. Although we believe we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, vendors and employees. A number of retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems. The Wendy’s system has also experienced unusual credit card activity at some Wendy’s restaurants, as further described below. As the Company’s reliance on technology has increased, so have the risks posed to its systems, both internal and those it has outsourced. The three primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to the relationship with customers, franchisees and employees and private data exposure. In addition to maintaining insurance coverage to address cyber incidents, the Company has also implemented processes, procedures and controls to help mitigate these risks. However, these measures, as well as its increased awareness of a risk of a cyber incident, do not guarantee that the Company’s reputation and financial results will not be adversely affected by such an incident.

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

Certain of Our Franchisees have Experienced Cybersecurity Incidents.

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

The Company has been named as a defendant in a putative class action filed in the United States on behalf of customers, as well as five class actions brought by financial institutions in the United States that have been consolidated into a single proceeding. In addition, certain of the Company’s present and former directors, and one non-director executive officer of the Company, were named as defendants in a putative shareholder derivative complaint alleging breach of fiduciary duty, waste of corporate assets, unjust enrichment and gross mismanagement. These civil proceedings seek damages and other relief allegedly arising from the cybersecurity incident. In addition, claims may also be made by payment card networks against the affected franchisees. These claims and investigations may adversely affect how we or our franchisees operate the business, divert the attention of management from the operation of the business, have an adverse effect on our reputation, result in additional costs and adversely affect our results of operations.

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

The Company has approximately $2.5 billion of outstanding debt, including debt issued in the securitization transaction on June 1, 2015. Additionally, a subsidiary of the Company has issued the Series 2015-1 Class A-1 Notes, which will allow the subsidiary to borrow amounts from time to time on a revolving basis, up to an aggregate principal amount of $150.0 million.

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

Nelson Peltz, the Company’s Chairman and former Chief Executive Officer, Peter May, the Company’s Vice Chairman and former President and Chief Operating Officer, and Edward Garden, who resigned as a director of the Company on December 14, 2015, beneficially own shares of the Company’s outstanding Common Stock that collectively constitute more than 20% of its total voting power as of February 22, 2017. Messrs. Peltz, May and Garden may, from time to time, acquire beneficial ownership of additional shares of Common Stock.

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

The following table contains information about our principal office facilities as of January 1, 2017:

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
At January 1, 2017, Wendy’s and its franchisees operated 6,537 Wendy’s restaurants. Of the 330 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 149 restaurants, owned the building and held long-term land leases for 128 restaurants, held leases covering land and building for 53 restaurants. Wendy’s land and building leases are generally written for terms of 15 to 20 years with one or more five-year renewal options. In certain lease agreements, Wendy’s has the option to purchase the real estate. Certain leases require the payment of additional rent equal to a percentage, generally less than 6%, of annual sales in excess of specified amounts. As of January 1, 2017, Wendy’s also owned 519 and leased 979 properties that were either leased or subleased principally to franchisees. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

The location of Company-operated and franchised restaurants as of January 1, 2017 is set forth below.

State	Company	Franchise
Alabama	—	99
Alaska	—	8
Arizona	—	94
Arkansas	—	63
California	—	261
Colorado	43	84
Connecticut	—	47
Delaware	—	15
Florida	102	398
Georgia	—	277
Hawaii	—	7
Idaho	—	28
Illinois	54	136
Indiana	—	179
Iowa	—	41
Kansas	—	66
Kentucky	—	141
Louisiana	1	123
Maine	—	17
Maryland	—	106
Massachusetts	45	49
Michigan	—	252
Minnesota	—	63
Mississippi	—	93
Missouri	—	97
Montana	—	14
Nebraska	—	30
Nevada	—	43
New Hampshire	—	23
New Jersey	—	139
New Mexico	—	40
New York	46	167
North Carolina	—	251
North Dakota	—	8
Ohio	32	377
Oklahoma	—	35
Oregon	—	38
Pennsylvania	—	257
Rhode Island	7	11
South Carolina	—	126
South Dakota	—	9
Tennessee	—	179
Texas	—	390
Utah	—	84
Vermont	—	4
Virginia	—	222
Washington	—	77
West Virginia	—	68
Wisconsin	—	56
Wyoming	—	14
District of Columbia	—	3
Domestic subtotal	330	5,409
Canada	—	359
North America subtotal	330	5,768

Country/Territory	Company	Franchise
Argentina	—	7
Aruba	—	4
Bahamas	—	12
Brazil	—	2
Chile	—	6
Curacao	—	1
Dominican Republic	—	11
Ecuador	—	3
El Salvador	—	17
Georgia	—	8
Grand Cayman Islands	—	2
Guam	—	4
Guatemala	—	12
Honduras	—	23
India	—	2
Indonesia	—	59
Jamaica	—	6
Japan	—	8
Kuwait	—	1
Malaysia	—	11
Mexico	—	24
New Zealand	—	23
Panama	—	8
Philippines	—	46
Puerto Rico	—	78
Trinidad and Tobago	—	8
United Arab Emirates	—	17
Venezuela	—	34
U. S. Virgin Islands	—	2
International subtotal	—	439
Grand total	330	6,207

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

Certain of the Company’s present and former directors, and one non-director executive officer of the Company, were named as defendants in a putative shareholder derivative complaint that was filed in the U.S. District Court for the Southern District of Ohio on December 16, 2016 by plaintiff James Graham. The Company was also named as a nominal defendant. The complaint asserts claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and gross mismanagement arising out of the credit card incidents described above. The plaintiff seeks an accounting for all damages incurred or that will be incurred as a result of the alleged wrongful acts or omissions, a judgment directing the Company to reform its governance and internal procedures, restitution and disgorgement, attorneys’ fees and other costs.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WEN.” The high and low market prices for The Wendy’s Company common stock are set forth below:

	Market Price
Fiscal Quarters	Common Stock
	High	Low
2016
First Quarter ended April 3	$10.99	$9.18
Second Quarter ended July 3	11.28	9.31
Third Quarter ended October 2	10.85	9.45
Fourth Quarter ended January 1	13.96	10.54

2015
First Quarter ended March 29	$11.39	$8.96
Second Quarter ended June 28	11.58	10.12
Third Quarter ended September 27	11.28	8.90
Fourth Quarter ended January 3	10.90	8.54

The Wendy’s Company common stock is entitled to one vote per share on all matters on which stockholders are entitled to vote. The Wendy’s Company has no class of equity securities currently issued and outstanding except for its common stock. However, it is currently authorized to issue up to 100 million shares of preferred stock.

For the first three quarters of the 2015 fiscal year, The Wendy’s Company paid quarterly cash dividends of $0.055 per share of common stock. For the fourth quarter of the 2015 fiscal year and first three quarters of the 2016 fiscal year, The Wendy’s Company paid quarterly cash dividends of $0.06 per share of common stock. For the fourth quarter of the 2016 fiscal year, The Wendy’s Company paid a quarterly cash dividend of $0.065 per share of common stock.

During the first quarter of 2017, The Wendy’s Company declared a dividend of $0.07 per share to be paid on March 15, 2017 to shareholders of record as of March 1, 2017. Although The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly cash dividends will be declared or paid or the amount or timing of such dividends, if any. Any future dividends will be made at the discretion of our Board of Directors and will be based on such factors as The Wendy’s Company’s earnings, financial condition, cash requirements and other factors.

As of February 22, 2017, there were approximately 27,640 holders of record of The Wendy’s Company common stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth fiscal quarter of 2016:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (3)
October 3, 2016 through November 6, 2016	2,112,005	$10.80	2,107,900	$193,169,291
November 7, 2016 through December 4, 2016 (1)	11,184,887	$11.51	11,086,957	$65,669,291
December 5, 2016 through January 1, 2017 (1)	325,296	$13.83	316,158	$—
Total	13,622,188	$12.79	13,511,015	$—

(1)
In November 2016, the Company entered into an accelerated share repurchase agreement (the “2016 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing $1,400.0 million share repurchase program. Under the 2016 ASR Agreement, the Company paid the financial institution an initial purchase price of $150.0 million in cash and received an initial delivery of 11.1 million shares of common stock, representing an estimate of 85% of the total shares expected to be delivered under the 2016 ASR Agreement. The total number of shares of common stock ultimately purchased by the Company under the 2016 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2016 ASR Agreement, less an agreed upon discount. On December 27, 2016, the Company completed the 2016 ASR Agreement and received an additional 0.3 million shares of common stock. In total, 11.4 million shares were delivered under the 2016 ASR Agreement at an average purchase price of $13.15 per share.

(2)
Includes 111,173 shares reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(3)
In June 2015, our Board of Directors authorized the repurchase of up to $1,400.0 million of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible. On January 1, 2017, the program expired.

In February, 2017, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock through March 4, 2018, when and if market conditions warrant and to the extent legally permissible. Subsequent to January 1, 2017 through February 22, 2017, the Company repurchased 0.1 million shares with an aggregate purchase price of $1.3 million, excluding commissions.

Item 6. Selected Financial Data.

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Year Ended (1) (2)
	2016	2015	2014	2013	2012
	(In millions, except per share amounts)
Sales (3)	$920.8	$1,438.8	$1,608.5	$2,102.9	$2,129.3
Franchise royalty revenue and fees (3)	371.5	344.5	322.0	294.2	285.1
Franchise rental income (3)	143.1	87.0	68.0	26.6	20.9
Revenues	1,435.4	1,870.3	1,998.5	2,423.7	2,435.3
Cost of sales (3)	744.7	1,184.1	1,355.1	1,780.9	1,832.2
System optimization gains, net (4)	(71.9)	(74.0)	(91.5)	(51.3)	—
Reorganization and realignment costs (5)	10.1	21.9	31.9	37.0	41.0
Impairment of long-lived assets (6)	16.2	25.0	19.6	36.4	21.1
Impairment of goodwill (7)	—	—	—	9.4	—
Operating profit	314.8	274.5	242.6	139.3	110.3
Loss on early extinguishment of debt (8)	—	(7.3)	—	(28.6)	(75.1)
Investment income, net (9)	0.7	52.2	1.2	23.6	36.3
Income from continuing operations	129.6	140.0	116.4	47.5	1.2
Net income (loss) from discontinued operations (10)	—	21.1	5.0	(2.9)	8.3
Net loss (income) attributable to noncontrolling interests (11)	—	—	—	0.9	(2.4)
Net income attributable to The Wendy’s Company	$129.6	$161.1	$121.4	$45.5	$7.1
Basic income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.49	$.43	$.31	$.12	$—
Discontinued operations	—	.07	.01	(.01)	.02
Net income	$.49	$.50	$.33	$.12	$.02
Diluted income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.49	$.43	$.31	$.12	$—
Discontinued operations	—	.06	.01	(.01)	.02
Net income	$.49	$.49	$.32	$.11	$.02
Dividends per share	$.245	$.225	$.205	$.18	$.10
Weighted average diluted shares outstanding	266.7	328.7	376.2	398.7	392.1

	January 1, 2017	January 3, 2016	December 28, 2014 (2)	December 29, 2013 (2)	December 30, 2012 (2)
			(In millions)
Working capital	$222.5	$347.8	$221.9	$572.9	$423.0
Properties	1,192.3	1,227.9	1,241.2	1,133.2	1,216.0
Total assets	3,939.3	4,108.7	4,137.6	4,352.3	4,286.3
Long-term debt, including current portion	2,512.3	2,426.1	1,438.2	1,451.0	1,440.7
Stockholders’ equity	527.7	752.9	1,717.6	1,929.5	1,985.9
_______________

(1)
The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 1, 2017” or “2016,” which consisted of 52 weeks (2) “the year ended January 3, 2016” or “2015,” which consisted of 53 weeks (3) “the year ended December 28, 2014” or “2014,” which consisted of 52 weeks (4) “the year ended December 29, 2013” or “2013,” which consisted of 52 weeks and (5) “the year ended December 30, 2012” or “2012,” which consisted of 52 weeks.

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

(3)
The decline in sales and cost of sales and the related increase in franchise royalty revenue and fees and franchise rental income in 2016, 2015, 2014 and 2013 is primarily a result of the sale of Wendy’s Company-operated restaurants to franchisees under our system optimization initiative, which began in 2013. See Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 herein for further discussion.

(4)
System optimization gains, net includes all gains and losses recognized on dispositions of restaurants and other assets in connection with Wendy’s system optimization initiative. See Note 2 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(5)
Reorganization and realignment costs include the impact of (1) costs related to Wendy’s system optimization initiative in 2013 through 2016, (2) Wendy’s G&A realignment plan in 2014 through 2016, (3) the relocation of the Company’s Atlanta restaurant support center to Ohio in 2012 through 2013, (4) the discontinuation of the breakfast daypart at certain restaurants in 2012 through 2013 and (5) the sale of Arby’s Restaurant Group, Inc. (“Arby’s”) in 2012 through 2013. See Note 4 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(6)
Impairment of long-lived assets primarily includes impairment charges on (1) restaurant-level assets resulting from the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, (2) restaurant-level assets resulting from the deterioration in operating performance of certain Company-operated restaurants, additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover and the closure of Company-operated restaurants and (3) Company-owned aircraft to reflect at fair value. See Note 16 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(7)	Impairment of goodwill in 2013 represents impairment of our international franchise restaurants goodwill reporting unit.

(8)
Loss on early extinguishment of debt primarily relates to refinancings, redemptions and repayments of long-term debt. See Note 11 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(9)
Investment income, net includes the effect of dividends received from our investment in Arby’s during 2015, 2013 and 2012 and the gain on the sale of our investment in Jurlique International Pty Ltd. (“Jurlique”) during 2012. See Note 17 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(10)
Net income (loss) from discontinued operations relates to the sale of the Bakery for all periods prior to 2016 and the sale of Arby’s in 2013 and 2012 and includes post-closing adjustments. See Note 18 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(11)
Net loss (income) attributable to noncontrolling interests includes the impact of the consolidation of a joint venture in Japan in 2013 and the sale of our investment in Jurlique in 2012 and is excluded from net income attributable to The Wendy’s Company.

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

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s franchises and operates Wendy’s® quick-service restaurants specializing in hamburger sandwiches throughout North America (defined as the United States of America (the “U.S.”) and Canada). Wendy’s also has franchised restaurants in 29 foreign countries and U.S. territories.

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

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 1, 2017” or “2016,” which consisted of 52 weeks, (2) “the year ended January 3, 2016” or “2015,” which consisted of 53 weeks, and (3) “the year ended December 28, 2014” or “2014,” which consisted of 52 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Executive Overview

Our Continuing Business

As of January 1, 2017, the Wendy’s restaurant system was comprised of 6,537 restaurants, of which 330 were owned and operated by the Company. All of our Company-operated restaurants are located in the U.S. as a result of the Company completing its initiative during the second quarter of 2015 to sell all Company-operated restaurants in Canada to franchisees.

Wendy’s operating results are impacted by a number of external factors, including unemployment, general economic trends, intense price competition, commodity costs, labor costs and weather.

Wendy’s long-term growth opportunities will be driven by a combination of brand relevance and economic relevance. Key components of growth include (1) systemwide same-restaurant sales growth through continuing core menu improvement, product innovation and customer count growth, (2) investing in our Image Activation program, which includes innovative exterior and interior restaurant designs for our new and reimaged restaurants and focused execution of operational excellence, (3) growth in new restaurants, including global growth, (4) increased restaurant utilization in various dayparts and brand access utilizing mobile technology, (5) building shareholder value through financial management strategies and (6) our system optimization initiative.

Wendy’s revenues for 2016 include: (1) $920.8 million of sales at Company-operated restaurants, (2) $371.5 million of royalty revenue and fees and (3) $143.1 million of franchise rental income. In 2016, substantially all of our Wendy’s royalty agreements provided for royalties of 4.0% of franchise revenues.

Key Business Measures

We track our results of operations and manage our business using the following key business measures, which include non-GAAP financial measures:

•
Same-Restaurant Sales - Beginning with the first quarter of 2016, the Company revised its reporting methodology for same-restaurant sales to simplify the reporting of its same-restaurant sales performance for reimaged restaurants and to better align with restaurant-industry practice. Under the new methodology, the Company includes restaurants in its comparable sales base as soon as reimaged restaurants reopen (the “New Method”). Reimaged restaurants previously entered the comparable sales base after they had been open for three continuous months (the “Old Method”). There was no change in the reporting methodology for new restaurants, which will continue to be excluded from same-restaurant sales until they have been open for 15 continuous months. The table summarizing the results of operations provides the same-restaurant sales percent change using the New Method, as well as the Old Method. The New Method is consistent with the metric used by our management for internal reporting and analysis. Same-restaurant sales exclude the impact of currency translation.

•
Restaurant Margin - We define restaurant margin as sales from Company-operated restaurants less cost of sales divided by sales from Company-operated restaurants. Cost of sales includes food and paper, restaurant labor and occupancy, advertising and other operating costs. Restaurant margin is influenced by factors such as restaurant openings and closures, price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, the level of our fixed and semi-variable costs and fluctuations in food and labor costs.

•
Systemwide Sales - Systemwide sales is a non-GAAP financial measure, which includes sales by both Company-operated restaurants and franchised restaurants. Franchised restaurants’ sales are reported by our franchisees and represent their revenues from sales at franchised Wendy’s restaurants. The Company’s consolidated financial statements do not include sales by franchised restaurants to their customers. The Company believes systemwide sales data is useful in assessing consumer demand for the Company’s products, the overall success of the Wendy’s brand and, ultimately, the performance of the Company. The Company’s royalty revenues are computed as percentages of sales made by Wendy’s franchisees. As a result, sales by Wendy’s franchisees have a direct effect on the Company’s royalty revenues and therefore on the Company’s profitability.

The Company reviews systemwide sales for its international franchised restaurants on a constant currency basis. Constant currency results exclude the impact of foreign currency translation and are derived by translating current year results at prior year average exchange rates. The Company believes excluding the impact of foreign currency translation provides better year over year comparability.

•	Average Unit Volumes - We calculate Company-operated restaurant average unit volumes by summing the average weekly sales of all Company-operated restaurants which reported sales during the week.
Franchised restaurant average unit volumes is a non-GAAP financial measure, which includes sales by franchised restaurants, which are reported by our franchisees and represent their revenues from sales at franchised Wendy’s restaurants. The Company’s consolidated financial statements do not include sales by franchised restaurants to their customers. The Company believes franchised restaurant average unit volumes is useful information for the same reasons described above for “Systemwide Sales.” We calculate franchised restaurant average unit volumes by summing the average weekly sales of all franchised restaurants which reported sales during the week.

The non-GAAP financial measures discussed above do not replace the presentation of the Company’s financial results in accordance with GAAP. Because all companies do not calculate non-GAAP financial measures in the same way, these measures as used by other companies may not be consistent with the way the Company calculates such measures.

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as helping to facilitate franchisee-to-franchisee restaurant transfers. In February 2015, the Company announced plans to sell approximately 540 additional restaurants to franchisees and reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system by the end of 2016. During 2016, 2015 and 2014, the Company completed the sale of 310,

327 and 255 Company-operated restaurants to franchisees, respectively, which included the sale of all of its Company-operated restaurants in Canada. The Company recognized net gains totaling $71.9 million, $74.0 million and $91.5 million on the sale of Company-operated restaurants and other assets during 2016, 2015 and 2014, respectively, which were recorded to “System optimization gains, net” in our consolidated statements of operations. In addition, the Company facilitated the transfer of 144 and 71 restaurants between franchisees during 2016 and 2015, respectively. With the sale of 310 restaurants during 2016, the Company completed its plan to reduce its Company-operated restaurant ownership to approximately 5% as of January 1, 2017. Wendy’s will continue to optimize its system by facilitating franchisee-to-franchisee transfers of restaurants, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate Image Activation adoption.

Costs related to our system optimization initiative are recorded to “Reorganization and realignment costs.” During 2016, 2015 and 2014, the Company recognized costs totaling $9.4 million, $11.6 million and $19.0 million, respectively, which primarily included severance and related employee costs, accelerated depreciation and amortization, share-based compensation expense and professional fees. The Company expects to incur additional costs, primarily comprised of professional fees, of approximately $1.3 million during 2017 in connection with an in-process transaction as of January 1, 2017. Costs incurred during 2017 related to facilitating franchisee-to-franchisee transfers of restaurants will be recorded to “Other operating income, net.”

General and Administrative (“G&A”) Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. Costs related to G&A realignment are recorded to “Reorganization and realignment costs.” The Company recognized costs totaling $0.7 million, $10.3 million and $12.9 million during 2016, 2015 and 2014, respectively, which primarily included severance and related employee costs, share-based compensation and recruitment and relocation costs. No additional costs are expected to be incurred under the G&A realignment plan.

Securitized Financing Facility

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

Sale of the Bakery

On May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in The New Bakery Company, LLC and its subsidiaries (collectively, the “Bakery”) to East Balt US, LLC (the “Buyer”) for $78.5 million in cash (subject to customary purchase price adjustments). The Company recorded a pre-tax gain on the disposal of the Bakery of $25.5 million during 2015, which included transaction closing costs and a reduction of goodwill. The Company recognized income tax expense associated with the gain on disposal of $14.9 million during 2015, which included the impact of the disposal of non-deductible goodwill. In conjunction with the Bakery sale, Wendy’s entered into a transition services agreement with the Buyer, pursuant to which Wendy’s provided certain continuing corporate and shared services to the Buyer through March 31, 2016 for no additional consideration. The Bakery’s results of operations and the gain on disposal have been included in discontinued operations.

Sale of Arby’s

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of its then wholly-owned subsidiary, Arby’s Restaurant Group, Inc. (“Arby’s”) to ARG IH Corporation (“ARG”), a wholly-owned subsidiary of ARG Holding Corporation (“ARG Parent”), for $130.0 million in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of ARG Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s). The Company received a $54.9 million dividend from our investment in Arby’s in 2015, which was recognized in “Investment income, net.”

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

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $0.9 million, $1.3 million and $1.5 million in 2016, 2015 and 2014, respectively, which are included as a reduction of “Cost of sales.”

Effective January 1, 2011, Wendy’s leased 14,333 square feet of office space to QSCC for an annual base rental of $0.2 million. The lease expired on December 31, 2016. A new lease agreement was signed effective January 1, 2017, expiring on December 31, 2020 for an annual base rental of $0.2 million. The Wendy’s Company received $0.2 million of lease income from QSCC each year during 2016, 2015 and 2014, which has been recorded as a reduction of “General and administrative.”

CitationAir Aircraft Lease Agreement

The Wendy’s Company, through a wholly-owned subsidiary, was party to a three-year aircraft management and lease agreement, which expired in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leased a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. During the first quarter of 2014, our Chairman, who was our former Chief Executive Officer, and our Vice Chairman, who was our former President and Chief Operating Officer (the “Former Executives”) and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. A management company formed by the Former Executives and a director (the “Management Company”) paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $0.4 million during 2014.

TimWen lease and management fee payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Prior to the second quarter of 2015, Wendy’s operated certain of the Wendy’s/Tim Hortons combo units in Canada and subleased some of the restaurant facilities to franchisees. As a result of the Company completing its plan to sell all of its Company-operated restaurants in Canada to franchisees during the second quarter of 2015, all of the restaurant facilities are subleased to franchisees. Wendy’s paid TimWen $11.8 million, $12.1 million and $6.3 million under these lease agreements during 2016, 2015 and 2014, respectively. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $0.2 million each year during 2016, 2015 and 2014, which has been included as a reduction to “General and administrative.”

Franchisee Incentive Programs

Franchisee Image Activation Incentive Programs

In order to promote Image Activation new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants opened by December 31, 2020, with the value of the incentives declining in the later years of the program. Wendy’s also has incentive programs for 2017 available to franchisees that commence Image Activation restaurant remodels by December 15, 2017. The remodel incentive programs provide for reductions in royalty payments for one year after the completion of construction.

In addition, Wendy’s had incentive programs that included reductions in royalty payments in 2016, 2015 and 2014 as well as cash incentives for franchisees’ participation in Wendy’s Image Activation program throughout 2014. The Company recognized expense of $4.4 million for cash incentives in “General and administrative” during 2014.

Franchisee Image Activation Financing Program

Wendy’s executed an agreement in 2013 to partner with a third-party lender to establish a financing program for franchisees that participate in our Image Activation program. Under the program, the lender agreed to provide loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under Wendy’s Image Activation program. To support the program, Wendy’s provided to the lender a $6.0 million irrevocable stand-by letter of credit, which was issued on July 1, 2013 and was cash collateralized. During 2016, the Company executed an agreement to terminate the letter of credit agreement that had been previously executed as part of the financing program.

Cybersecurity Incident

The Company first reported unusual payment card activity affecting some franchise-owned restaurants in February 2016 and that malware had been discovered on certain systems. Subsequently, on June 9, 2016, the Company reported that an additional malware variant had been identified and disabled. On July 7, 2016, the Company, on behalf of affected franchise locations, provided information about specific restaurant locations that may have been impacted by these attacks, all of which are located in the United States, along with support for customers who may have been affected by the malware variants. See “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data,” Note 23 to the Consolidated Financial Statements for further information.

Results of Operations

As a result of the sale of the Bakery discussed above in “Executive Overview - Sale of the Bakery,” the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 and for the year ended 2014 have been included in “Income from discontinued operations, net of income taxes” in the table below.

The tables included throughout Results of Operations set forth in millions the Company’s consolidated results of operations for the years ended January 1, 2017, January 3, 2016 and December 28, 2014 (except average unit volumes, which are in thousands).

	2016		2015		2014
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$920.8	$(518.0)	$1,438.8	$(169.7)	$1,608.5
Franchise royalty revenue and fees	371.5	27.0	344.5	22.5	322.0
Franchise rental income	143.1	56.1	87.0	19.0	68.0
	1,435.4	(434.9)	1,870.3	(128.2)	1,998.5
Costs and expenses:
Cost of sales	744.7	(439.4)	1,184.1	(171.0)	1,355.1
Franchise rental expense	67.7	19.9	47.8	10.0	37.8
General and administrative	245.9	(10.7)	256.6	(4.1)	260.7
Depreciation and amortization	122.7	(22.3)	145.0	(8.9)	153.9
System optimization gains, net	(71.9)	2.1	(74.0)	17.5	(91.5)
Reorganization and realignment costs	10.1	(11.8)	21.9	(10.0)	31.9
Impairment of long-lived assets	16.2	(8.8)	25.0	5.4	19.6
Other operating income, net	(14.8)	(4.2)	(10.6)	1.0	(11.6)
	1,120.6	(475.2)	1,595.8	(160.1)	1,755.9
Operating profit	314.8	40.3	274.5	31.9	242.6
Interest expense	(114.8)	(28.7)	(86.1)	(34.1)	(52.0)
Loss on early extinguishment of debt	—	7.3	(7.3)	(7.3)	—
Investment income, net	0.7	(51.5)	52.2	51.0	1.2
Other income, net	1.0	0.2	0.8	0.1	0.7
Income from continuing operations before income taxes	201.7	(32.4)	234.1	41.6	192.5
Provision for income taxes	(72.1)	22.0	(94.1)	(18.0)	(76.1)
Income from continuing operations	129.6	(10.4)	140.0	23.6	116.4
Discontinued operations:
Income from discontinued operations, net of income taxes	—	(10.5)	10.5	5.5	5.0
Gain on disposal of discontinued operations, net of income taxes	—	(10.6)	10.6	10.6	—
Net income from discontinued operations	—	(21.1)	21.1	16.1	5.0
Net income	$129.6	$(31.5)	$161.1	$39.7	$121.4

	2016	% of Total Revenues	2015	% of Total Revenues	2014	% of Total Revenues
Revenues:
Sales	$920.8	64.1%	$1,438.8	76.9%	$1,608.5	80.5%
Franchise royalty revenue and fees:
Royalty revenue	342.2	23.9%	322.6	17.2%	308.7	15.4%
Franchise fees	29.3	2.0%	21.9	1.2%	13.3	0.7%
Total franchise royalty revenue and fees	371.5	25.9%	344.5	18.4%	322.0	16.1%
Franchise rental income	143.1	10.0%	87.0	4.7%	68.0	3.4%
Total revenues	$1,435.4	100.0%	$1,870.3	100.0%	$1,998.5	100.0%

	2016	% of Sales	2015	% of Sales	2014	% of Sales
Cost of sales:
Food and paper	$278.6	30.3%	$460.0	32.0%	$525.6	32.7%
Restaurant labor	261.6	28.4%	406.4	28.2%	466.8	29.0%
Occupancy, advertising and other operating costs	204.5	22.2%	317.7	22.1%	362.7	22.5%
Total cost of sales	$744.7	80.9%	$1,184.1	82.3%	$1,355.1	84.2%

	2016	% of Sales	2015	% of Sales	2014	% of Sales
Restaurant margin	$176.1	19.1%	$254.7	17.7%	$253.4	15.8%

The tables below present key business measures which are defined and further discussed in the “Executive Overview” section included here-in.

	New Method			Old Method
	2016	2015	2014	2016	2015	2014
Key business measures:
North America same-restaurant sales (a):
Company-operated restaurants	2.7%	2.8%	2.8%	2.5%	2.6%	2.3%
Franchised restaurants	1.4%	3.5%	1.5%	1.4%	3.4%	1.5%
Systemwide	1.6%	3.4%	1.8%	1.5%	3.3%	1.6%

Total same-restaurant sales (a):
Company-operated restaurants	2.7%	2.8%	2.8%	2.5%	2.6%	2.3%
Franchised restaurants (b)	1.4%	3.3%	1.4%	1.4%	3.2%	1.3%
Systemwide (b)	1.5%	3.2%	1.6%	1.5%	3.1%	1.4%
________________

(a)	Excludes the impact of the 53rd week in 2015.

(b)	Includes international franchised restaurants same-restaurant sales (excluding Venezuela due to the impact of Venezuela’s highly inflationary economy).

	2016	2015	2014
Key business measures (continued):
Systemwide sales:
Company-operated restaurants	$920.8	$1,438.8	$1,608.5
North America franchised restaurants	8,589.0	8,032.0	7,465.6
International franchised restaurants (a) (b)	420.4	416.5	428.6
Systemwide	$9,930.2	$9,887.3	$9,502.7

Restaurant average unit volumes (in thousands) (c):
Company-operated restaurants	$1,783.4	$1,643.6	$1,593.4
North America franchised restaurants	1,551.1	1,520.0	1,468.3
International franchised restaurants (b) (d)	1,137.9	1,201.3	1,208.6
________________

(a)	On a constant currency basis, systemwide sales for international franchised restaurants increased 3.8% and 0.8% during 2016 and 2015, respectively.

(b)	Excludes Venezuela due to the impact of Venezuela’s highly inflationary economy.

(c)	Excludes the impact of the 53rd week in 2015.

(d)
The decrease in average unit volumes for international franchised restaurants is primarily driven by changes in the countries and territories in which the franchised restaurants operate, as well as the impact of foreign currency translation.

	Company-operated	Franchised	Systemwide
Restaurant count:
Restaurant count at December 28, 2014	957	5,558	6,515
Opened	21	88	109
Closed	(23)	(122)	(145)
Net (sold to) purchased by franchisees	(323)	323	—
Restaurant count at January 3, 2016	632	5,847	6,479
Opened	13	136	149
Closed	(7)	(84)	(91)
Net (sold to) purchased by franchisees	(308)	308	—
Restaurant count at January 1, 2017	330	6,207	6,537

Sales	Change
	2016	2015
Sales	$(518.0)	$(169.7)

The decrease in sales during 2016 was primarily due to the impact of Wendy’s Company-operated restaurants sold under our system optimization initiative, which resulted in a reduction in sales of $560.0 million. In addition, 2016 included one less week of sales when compared to 2015, which resulted in a reduction in sales of $19.2 million. Company-operated same-restaurant sales during 2016 increased 2.7% primarily due to an increase in customer count. Sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants.

The decrease in sales during 2015 was primarily due to the impact of Wendy’s Company-operated restaurants sold under our system optimization initiative, which resulted in a reduction in sales of $271.0 million. This decrease in sales was partially offset by sales during the 53rd week of 2015 of $19.2 million, which were excluded from same-restaurant sales, and sales from restaurants acquired of $36.9 million. Company-operated same-restaurant sales during 2015 increased due to an increase in our average per customer check amount, which reflects benefits from strategic price increases on our menu items and changes in product mix. Same-restaurant sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants and a slight increase in customer count. The customer count increase for the year was driven by significantly higher customer transactions during the fourth quarter of 2015, which resulted in a Company-operated same-restaurant sales increase of 3.7% during the fourth quarter of 2015 compared to the fourth quarter of 2014. Sales during 2015 were negatively impacted by $7.4 million due to changes in Canadian foreign currency rates relative to the U.S. dollar.

Franchise Royalty Revenue and Fees	Change
	2016	2015
Royalty revenue	$19.6	$13.9
Franchise fees	7.4	8.6
	$27.0	$22.5

The increase in franchise royalty revenue and fees during 2016 was primarily due to sales of Company-operated restaurants to franchisees and facilitating franchisee-to-franchisee restaurant transfers under our system optimization initiative. Royalty revenue also benefited from a 1.4% increase in franchise same-restaurant sales. These increases were partially offset by royalty revenue of approximately $6.0 million for the 53rd week of 2015.

The increase in franchise royalty revenue and fees during 2015 was primarily due to sales of Company-operated restaurants to franchisees and facilitating franchisee-to-franchisee restaurant transfers under our system optimization initiative. Royalty revenue was also positively impacted by an increase in franchise same-restaurant sales, which excludes sales during the 53rd week of 2015. We believe franchise same-restaurant sales were higher than Company-operated same-restaurant sales during 2015 due to higher price increases. Royalty revenue also includes approximately $6.0 million for the 53rd week of 2015.

Franchise Rental Income	Change
	2016	2015
Franchise rental income	$56.1	$19.0

The increase in franchise rental income during 2016 and 2015 was primarily due to leasing and/or subleasing properties to franchisees in connection with the sale of Company-operated restaurants and facilitating franchisee-to-franchisee restaurant transfers.

Cost of Sales, as a Percent of Sales	Change
	2016	2015
Food and paper	(1.7)%	(0.7)%
Restaurant labor	0.2%	(0.8)%
Occupancy, advertising and other operating costs	0.1%	(0.4)%
	(1.4)%	(1.9)%

The improvement in cost of sales, as a percent of sales, during 2016 was primarily due to a decrease in commodity costs, reflecting lower beef prices. In addition, the increase in same-restaurant sales and higher sales at our new and remodeled Image Activation restaurants contributed to the improvement in cost of sales, as a percent of sales. These decreases in cost of sales, as a percent of sales, were partially offset by (1) higher medical insurance costs, (2) increased labor rates and (3) the negative impact of changes in product mix.

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

Franchise Rental Expense	Change
	2016	2015
Franchise rental expense	$19.9	$10.0

The increase in franchise rental expense during 2016 and 2015 was primarily due to subleasing properties to franchisees that were previously Company-operated restaurants and as such, had been previously recorded in cost of sales. Rental expense in 2016 and 2015 also increased as a result of entering into new leases in connection with facilitating franchisee-to-franchisee restaurant transfers for purposes of subleasing such properties to the franchisee.

General and Administrative	Change
	2016	2015
Employee compensation and related expenses	$(9.2)	$(4.3)
Incentive compensation	(6.0)	13.5
Severance	3.5	0.4
Legal reserves	2.2	—
Professional services	1.3	1.0
Share-based compensation	0.8	(6.3)
Franchise incentives	0.2	(4.6)
Other, net	(3.5)	(3.8)
	$(10.7)	$(4.1)

The decrease in general and administrative expenses during 2016 was primarily due to decreases in (1) employee compensation and related expenses primarily as a result of changes in staffing driven by our system optimization initiative and (2) incentive compensation accruals due to a decrease in operating performance as compared to plan in 2016 versus 2015. These decreases in general and administrative expenses were partially offset by increases in (1) severance expense, (2) legal reserves and (3) professional services due to legal and other costs associated with the cybersecurity incident (see “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data,” Note 23 to the Consolidated Financial Statements for further information).

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

Depreciation and Amortization	Change
	2016	2015
Restaurants	$(24.3)	$(8.7)
Corporate and other	2.0	(0.2)
	$(22.3)	$(8.9)

The decrease in restaurant depreciation and amortization during 2016 was primarily due to decreases in (1) depreciation on assets sold or classified as held for sale under our system optimization initiative of $19.5 million and (2) accelerated depreciation on existing assets that are being replaced as part of our Image Activation program of $6.0 million.

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

System Optimization Gains, Net	Year Ended
	2016	2015	2014
System optimization gains, net	$(71.9)	$(74.0)	$(91.5)

During 2016, 2015 and 2014, the Company sold 310, 327 and 255 Company-operated restaurants to franchisees, respectively, under its system optimization initiative. System optimization gains, net in 2014 includes the impact of recording net favorable lease assets of $36.3 million as a result of leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with the sales of restaurants. See Note 2 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

Reorganization and Realignment Costs	Year Ended
	2016	2015	2014
G&A realignment	$0.7	$10.3	$12.9
System optimization initiative	9.4	11.6	19.0
	$10.1	$21.9	$31.9

During 2016, 2015 and 2014, the Company recognized costs associated with its G&A realignment plan totaling $0.7 million, $10.3 million and $12.9 million, respectively. During 2016, costs primarily included recruitment and relocation costs. In 2015, costs primarily included (1) share-based compensation expense of $5.6 million, (2) severance and related employee costs of $3.0 million and (3) recruitment and relocation costs of $1.7 million. During 2014, the Company recorded costs aggregating $12.9 million, which primarily included severance and related employee costs.

During 2016, 2015 and 2014, the Company recognized costs associated with its system optimization initiative totaling $9.4 million, $11.6 million and $19.0 million, respectively. During 2016, costs primarily included professional fees of $7.4 million and accelerated amortization of previously acquired franchise rights of $1.6 million. In 2015, costs primarily included accelerated amortization of previously acquired franchise rights of $6.4 million and professional fees of $3.4 million. During 2014, costs primarily included (1) severance and related employee costs of $7.6 million, (2) share-based compensation expense of $3.8 million and (3) professional fees of $3.4 million.

Impairment of Long-Lived Assets	Change
	2016	2015
Impairment of long-lived assets	$(8.8)	$5.4

The changes in impairment charges were primarily driven by variations in losses from the remeasurement of properties to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of Company-operated restaurants. Such impairment charges totaled $14.0 million, $19.2 million and $12.0 million during 2016, 2015 and 2014, respectively. Impairment of long-lived assets also decreased during 2016 due to lower impairment charges resulting from closing Company-operated restaurants and classifying such surplus properties as held for sale.

Other Operating Income, Net	Year Ended
	2016	2015	2014
Lease buyout	$(12.4)	$(2.0)	$(0.7)
Equity in earnings in joint ventures, net	(8.4)	(9.2)	(10.2)
Other	6.0	0.6	(0.7)
	$(14.8)	$(10.6)	$(11.6)

The increase in other operating income, net during 2016 was primarily due to a gain recognized on a lease buyout during the first quarter of 2016. In addition, 2016 includes costs incurred to provide customer care and help desk support services to our franchisees. The decrease in other operating income, net during 2015 was primarily due to lower equity in earnings in joint ventures.

Interest Expense	Change
	2016	2015
Series 2015-1 Senior Notes	$39.5	$57.3
Term loans	(17.1)	(23.8)
Other, net	6.3	0.6
	$28.7	$34.1

The increase in interest expense during 2016 and 2015 was primarily a result of the Company completing a $2,275.0 million securitized financing facility on June 1, 2015. The proceeds were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s 2013 Restated Credit Agreement. The securitized financing facility includes the Series 2015-1 Class A-2 Notes, which are comprised of fixed interest rate notes, and the Series 2015-1 Class A-1 Notes, which allow for the issuance up to $150.0 million of variable funding notes. The principal amounts outstanding on the Series 2015-1 Class A-2 Notes significantly exceed the amounts that were outstanding on the Term A Loans and Term B Loans. In addition, the Series 2015-1 Class A-2 Notes bear fixed-rate interest at rates higher than our historical effective interest rates on our variable interest rate Term A Loans and Term B Loans. Interest expense also increased during 2016 due to an increase in capital lease obligations resulting from facilitating franchisee-to-franchisee restaurant transfers and subleasing such properties to the franchisee.

Loss on Early Extinguishment of Debt

During 2015, the Company incurred a loss on the early extinguishment of debt as a result of repaying all amounts outstanding on the Term A Loans and Term B Loans under the 2013 Restated Credit Agreement, with the proceeds from its securitized financing facility. The loss on the early extinguishment of debt was primarily comprised of the write-off of deferred costs associated with the 2013 Restated Credit Agreement of $7.2 million and fees paid to terminate the related interest rate swaps of $0.1 million.

Investment Income, Net	Change
	2016	2015
Distributions, including dividends	$(54.9)	$54.7
Gain on sale of investments, net	0.2	(0.6)
Other than temporary loss on investment	3.2	(3.2)
Other, net	—	0.1
	$(51.5)	$51.0

The decrease in distributions, including dividends in 2016 was primarily a result of a $54.9 million dividend we received in 2015 from our investment in Arby’s.

Provision for Income Taxes	Year Ended
	2016	2015	2014
Income from continuing operations before income taxes	$201.7	$234.1	$192.5
Provision for income taxes	72.1	94.1	76.1
Effective tax rate on income from continuing operations	35.7%	40.2%	39.5%

Our effective tax rates in 2016, 2015, and 2014 were impacted by variations in income from continuing operations before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year include the following: (1) the impact of our system optimization initiative further described below, (2) valuation allowances which decreased in 2016 and increased in 2015 and 2014 primarily as a result of changes in expected future state taxable income available to offset certain state net operating loss carryforwards (including a correction to a prior year identified and recorded in the first quarter of 2016, which resulted in a benefit of $2.9 million) and (3) a deduction for a dividend received in 2015 from our investment in Arby’s.

The impact of our system optimization initiative on the provision for income taxes included the effects of the disposition of non-deductible goodwill (including a correction to a prior year identified and recorded in the first quarter of 2016, which resulted in a benefit of $4.2 million), and changes to our state deferred taxes and valuation allowances on state net operating losses caused by the shifting relative taxable presence in the various states as our system optimization initiative was executed. These items, which are non-recurring, increased tax expense by $2.8 million, $15.1 million and $9.5 million in 2016, 2015 and 2014, respectively.

Deferred income taxes are not recorded for temporary differences related to our investments in non-U.S. subsidiaries which we consider permanently invested outside of the U.S. At January 1, 2017, our cash balances held outside of the U.S. totaled $97.8 million.

Beginning in the first quarter of 2017, our effective tax rate will be impacted by the adoption of an amendment issued by the Financial Accounting Standards Board (“FASB”), which will require that excess tax benefits and tax deficiencies related to share based payments be recognized in net income. See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

Net Income from Discontinued Operations	Year Ended
	2015	2014
Income from discontinued operations before income taxes	$14.9	$8.7
Provision for income taxes	(4.4)	(3.7)
Income from discontinued operations, net of income taxes	10.5	5.0
Gain on disposal of discontinued operations before income taxes	25.5	—
Provision for income taxes on gain on disposal	(14.9)	—
Gain on disposal of discontinued operations, net of income taxes	10.6	—
Net income from discontinued operations	$21.1	$5.0

As a result of the sale of the Bakery as discussed above in “Executive Overview - Sale of the Bakery,” the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 and for the year ended 2014 have been included in “Income from discontinued operations, net of income taxes” in the table above. 2015 includes a reduction to cost of sales of $12,486 resulting from the reversal of a liability recorded during 2013 associated with the Bakery’s withdrawal from a multiemployer pension plan. See Note 19 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

During 2015, the Company recognized a gain on the disposal of the Bakery of $10.6 million, net of income tax expense of $14.9 million which has been included in net income from discontinued operations. The provision for income taxes on the gain on disposal includes the impact of non-deductible goodwill disposed of as a result of the sale.

Outlook for 2017

Sales

We expect sales will be favorably impacted primarily by improving our North America business through continuing core menu improvement, product innovation and focused execution of operational excellence and brand positioning. In addition, sales are expected to benefit from higher sales growth at our new and remodeled Image Activation restaurants. The impact of Wendy’s restaurants sold in 2016 will continue to result in decreased sales.

Franchise Royalty Revenue and Fees and Franchise Rental Income

We expect that the sales trends for franchised restaurants will continue to be generally impacted by the factors described above under “Sales” related to the improvements in the North America business. The impact of Company-operated restaurants sold to franchisees in 2016 and facilitating franchisee-to-franchisee restaurant transfers under our system optimization initiative will continue to result in increased franchise royalty revenue and fees and franchise rental income.

Cost of Sales

We expect cost of sales, as a percent of sales, will be favorably impacted by the same factors described above for sales. We expect these favorable impacts on cost of sales, as a percent of sales, to be offset by higher restaurant labor due to increases in wages.

General and Administrative

We expect general and administrative expense will be favorably impacted by decreases in (1) employee compensation and related expenses primarily as a result of changes in staffing driven by our system optimization initiative, (2) incentive compensation and (3) professional services.

Depreciation and Amortization

We expect depreciation and amortization will slightly decrease primarily as a result of reducing our mix of Company-operated restaurants to franchise restaurants through our system optimization initiative. As a result, we also expect accelerated depreciation and depreciation for new and reimaged restaurants under our Image Activation program to decrease.

Franchise Rental Expense

We expect franchise rental expense to continue to increase due to subleasing properties to franchisees that were previously Company-operated restaurants in 2016 and as such, had been previously recorded in cost of sales.

Liquidity and Capital Resources

The tables included throughout Liquidity and Capital Resources present dollars in millions.

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to shareholders.

Our anticipated consolidated sources of cash and cash requirements for 2017 exclusive of operating cash flow requirements consist principally of:

•	capital expenditures of approximately $85.0 million as discussed below in “Capital Expenditures;”

•	quarterly cash dividends aggregating up to approximately $69.1 million as discussed below in “Dividends;” and

•	potential stock repurchases of up to $150.0 million, of which $1.3 million was repurchased subsequent to January 1, 2017 through February 22, 2017 as discussed below in “Stock Repurchases.”

Based upon current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	2016		2015		2014
	Amount	Change	Amount	Change	Amount
Net cash provided by (used in):
Operating activities	$181.4	$(31.1)	$212.5	$(42.3)	$254.8
Investing activities	92.1	56.7	35.4	223.2	(187.8)
Financing activities	(404.5)	(228.7)	(175.8)	198.8	(374.6)
Effect of exchange rate changes on cash	2.0	14.2	(12.2)	(6.9)	(5.3)
Net (decrease) increase in cash and cash equivalents	$(129.0)	$(188.9)	$59.9	$372.8	$(312.9)

Operating Activities

Cash provided by operating activities was $181.4 million, $212.5 million and $254.8 million in 2016, 2015 and 2014, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities.

Cash provided by operating activities decreased $31.1 million during 2016 as compared to 2015, due to a decrease of $99.4 million in net income adjusted for non-cash expenses, partially offset by a favorable change in operating assets and liabilities of $68.3 million. The favorable change in operating assets and liabilities resulted from (1) an increase as a result of cash restricted for the payment of interest under our securitized financing facility during the second quarter of 2015, (2) an increase in real estate and property tax receivables in 2015 as a result of an increase in franchise restaurants in connection with our system optimization initiative and (3) a decrease in receivables for income tax refunds. These favorable changes were partially offset by the unfavorable impact of a decrease in the incentive compensation accrual for the 2016 fiscal year due to weaker operating performance as compared to plan in 2016 versus 2015, as well as an increase in payments for the 2015 fiscal year.

Cash provided by operating activities decreased $42.3 million during 2015 as compared to 2014, due to an unfavorable change in operating assets and liabilities of $54.3 million, partially offset by an increase of $12.0 million in net income adjusted for non-cash expenses. The unfavorable change in operating assets and liabilities resulted from (1) an increase in receivables for income tax refunds, (2) an increase in royalty, rent and property tax receivables as a result of an increase in franchise restaurants in connection with our system optimization initiative and the impact of the 53rd week on royalty receivables and (3) an increase in restricted cash for the payment of interest under our securitized financing facility. These unfavorable changes were partially offset by the favorable impact of an increase in the incentive compensation accrual for the 2015 fiscal year due to stronger operating performance as compared to plan in 2015 versus 2014, as well as a decrease in payments for the 2014 fiscal year.

Investing Activities

Cash provided by investing activities increased $56.7 million during 2016 as compared to 2015, primarily due to (1) a decrease of $101.6 million in capital expenditures and (2) an increase of $57.8 million in proceeds from dispositions related to our system optimization initiative. These changes were partially offset by (1) a decrease of $78.4 million in proceeds from the sale of the Bakery in 2015 and (2) an increase in restricted cash for the reinvestment in capital assets under our securitized financing facility of $18.6 million.

Cash provided by investing activities increased $223.2 million during 2015 as compared to 2014, primarily due to (1) $78.4 million in proceeds from the sale of the Bakery, (2) a decrease of $52.7 million in payments for restaurant acquisitions, (3) a decrease of $46.8 million in capital expenditures and (4) an increase of $43.0 million in proceeds from dispositions related to our system optimization initiative.

Financing Activities

Cash used in financing activities increased $228.7 million during 2016 as compared to 2015, primarily due to a net decrease in cash provided by long-term debt activities of $949.6 million resulting from the securitized financing facility and the related repayment of the 2013 Restated Credit Agreement during 2015. The unfavorable impact of long-term debt activities was partially offset by a decrease in repurchases of common stock of $761.8 million.

Cash used in financing activities decreased $198.8 million during 2015 as compared to 2014, primarily due to a net increase in cash provided by long-term debt activities of $961.3 million resulting from the securitized financing facility and the related repayment of the 2013 Restated Credit Agreement. The favorable impact of long-term debt activities was partially offset by an increase in repurchases of common stock of $797.5 million.

Capitalization

	Year End
	2016	2015
Long-term debt, including current portion	$2,512.3	$2,426.1
Stockholders’ equity	527.7	752.9
	$3,040.0	$3,179.0

The Wendy’s Company’s total capitalization at January 1, 2017 decreased $139.0 million from $3,179.0 million at January 3, 2016 and was impacted principally by the following:

•	stock repurchases of $335.3 million

•	dividends paid of $63.8 million

•	repayments of long-term debt of $24.6 million; partially offset by

•	comprehensive income of $137.2 million;

•	capital lease obligations of $104.1 million;

•	tax benefit from share-based compensation of $3.3 million; and

•	treasury share issuances of $32.7 million for exercises and vestings of share-based compensation awards.

Long-Term Debt, Including Current Portion

Year End
2016
Series 2015-1 Class A-2-I Notes	$864.1
Series 2015-1 Class A-2-II Notes	888.8
Series 2015-1 Class A-2-III Notes	493.7
7% debentures	88.3
Capital lease obligations	211.7
Unamortized debt issuance costs	(34.3)
Total long-term debt, including current portion	$2,512.3

There were no material changes to the terms of any debt obligations since January 3, 2016. See Note 11 of the Financial Statements and Supplementary Data contained in Item 8 herein, for further information related to our long-term debt obligations.

Contractual Obligations

The following table summarizes the expected payments under our outstanding contractual obligations at January 1, 2017:

	Fiscal Years
	2017	2018-2019	2020-2021	After 2021	Total
Long-term debt obligations (a)	$118.8	$1,065.4	$155.0	$1,530.3	$2,869.5
Capital lease obligations (b)	25.7	51.5	52.8	418.4	548.4
Operating lease obligations (c)	74.4	143.9	141.3	898.5	1,258.1
Purchase obligations (d)	23.2	19.0	21.3	—	63.5
Other	9.9	5.4	1.8	—	17.1
Total (e)	$252.0	$1,285.2	$372.2	$2,847.2	$4,756.6
_______________

(a)
Excludes capital lease obligations, which are shown separately in the table. The table includes interest of approximately $522.9 million. These amounts exclude the fair value adjustment related to Wendy’s 7% debentures assumed in the Wendy’s merger.

(b)	Excludes related sublease rental receipts of $750.6 million on capital lease obligations. The table includes interest of approximately $336.7 million for capital lease obligations.

(c)	Represents the minimum lease cash payments for operating lease obligations. Excludes aggregate related sublease rental receipts of $1,171.2 million on operating lease obligations.

(d)
Includes (1) $49.3 million for the remaining beverage purchase requirement under a beverage agreement, (2) $11.3 million for capital expenditures, (3) $2.4 million for utility commitments and (4) $0.5 million of other purchase obligations.

(e)	Excludes obligation for unrecognized tax benefits, including interest and penalties, of $21.5 million. We are unable to predict when and if cash payments will be required.

Capital Expenditures

In 2016, cash capital expenditures amounted to $150.0 million and non-cash capital expenditures, consisting of capitalized lease obligations, amounted to $104.1 million. In 2017, we expect that cash capital expenditures will amount to approximately $85.0 million, principally relating to (1) reimaging Company-operated restaurants, (2) the opening of new Image Activation Company-operated restaurants, (3) technology, including consumer-facing restaurant technology, (4) maintenance capital expenditures for our Company-operated restaurants and (5) various other capital projects. As of January 1, 2017, the Company had $11.3 million of outstanding commitments, included in “Accounts payable,” for capital expenditures expected to be paid in 2017.

Dividends

The Wendy’s Company paid quarterly cash dividends of $0.06 per share on its common stock aggregating $47.8 million in the first three quarters of 2016. In the fourth quarter of 2016, The Wendy’s Company paid a quarterly cash dividend of $0.065 per share on its common stock aggregating $16.0 million. During the first quarter of 2017, The Wendy’s Company declared a dividend of $0.07 per share to be paid on March 15, 2017 to shareholders of record as of March 1, 2017. If The Wendy’s Company pays regular quarterly cash dividends for the remainder of 2017 at the same rate as declared in the first quarter of 2017, The Wendy’s Company’s total cash requirement for dividends for all of 2017 would be approximately $69.1 million based on the number of shares of its common stock outstanding at February 22, 2017. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

The following table summarizes the Company’s repurchases of common stock for 2016, 2015 and 2014:

	Year Ended
	2016	2015	2014
Repurchases of common stock (a)	$335.0	$1,098.0	$298.9
Number of shares repurchased	29.5	99.9	32.7
________________

(a)	Excludes commissions of $0.3 million, $2.4 million and $2.3 million for 2016, 2015 and 2014, respectively.

On June 1, 2015, our Board of Directors authorized a repurchase program for up to $1,400.0 million of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible. In November 2016, the Company entered into an accelerated share repurchase agreement (the “2016 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing $1,400.0 million share repurchase program. Under the 2016 ASR Agreement, the Company paid the financial institution an initial purchase price of $150.0 million in cash and received an initial delivery of 11.1 million shares of common stock, representing an estimate of 85% of the total shares expected to be delivered under the 2016 ASR Agreement. The total number of shares of common stock ultimately purchased by the Company under the 2016 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2016 ASR Agreement, less an agreed discount. On December 27, 2016, the Company completed the 2016 ASR Agreement and received an additional 0.3 million shares of common stock. Additionally, during 2016, the Company repurchased 18.1 million shares with an aggregate purchase price of $185.0 million, excluding commissions of $0.3 million. As a result, the Company completed substantially all of the $1,400.0 million share repurchase program. In February, 2017, our Board of Directors authorized a repurchase program for up to $150.0 million of our common stock through March 4, 2018. Subsequent to January 1, 2017 through February 22, 2017, the Company repurchased 0.1 million shares with an aggregate purchase price of $1.3 million, excluding commissions.

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

In August 2015, the Company entered into an accelerated share repurchase agreement (the “2015 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase programs. Under the 2015 ASR Agreement, the Company paid the financial institution an initial purchase price of $164.5 million in cash and received an initial delivery of 14.4 million shares of common stock, representing an estimate of 85% of the total shares expected to be delivered under the 2015 ASR Agreement. The total number of shares of common stock ultimately purchased by the Company under the 2015 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2015 ASR Agreement, less an agreed discount. On September 25, 2015, the Company completed the 2015 ASR Agreement and received an additional 3.6 million shares of common stock. During 2015, the Company incurred costs of $0.1 million in connection with the 2015 ASR Agreement, which were recorded to treasury stock.

Also as part of the June 2015 authorization, the Company repurchased 2.1 million shares during 2015 with an aggregate purchase price of $22.0 million, of which $1.7 million was accrued at January 3, 2016 and excluding commissions.

In August 2014, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. As part of the August 2014 authorization, $76.1 million remained available as of December 28, 2014. During the first and second quarters of 2015, the Company repurchased 5.7 million shares with an aggregate purchase price of $61.6 million, excluding commissions of $0.1 million. During the third quarter of 2015, the Company repurchased $14.5 million through the 2015 ASR Agreement described above. As a result, the $100.0 million share repurchase program authorized in August 2014 was completed.

During 2014, the Company repurchased 3.0 million shares with an aggregate purchase price of $23.9 million, excluding commissions of $0.1 million, as part of the August 2014 authorization. In January 2014, our Board of Directors authorized a repurchase program, which the Company fully utilized through completion of a modified Dutch auction tender offer on February 19, 2014 resulting in 29.7 million shares repurchased for an aggregate purchase price of $275.0 million. The Company incurred costs of $2.3 million in connection with the tender offer, which were recorded to treasury stock.

Guarantees and Other Contingencies

Year End
2016
Lease guarantees and contingent rent on leases (a)	$63.6
Recourse on loans (b)	4.0
Letters of credit (c)	33.0
Total	$100.6
_____________________

(a)
Wendy’s is contingently liable for certain leases and other obligations primarily from former Company-operated restaurant locations now operated by franchisees amounting to $62.9 million as of January 1, 2017. These leases extend through 2050. In addition, Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties, who have indemnified Wendy’s against future liabilities amounting to $0.7 million as of January 1, 2017. These leases expire on various dates through 2021.

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

During 2014, Wendy’s provided a C$2.3 million ($1.7 million as of January 1, 2017) guarantee to a lender on behalf of a franchisee, in connection with the sale of restaurants to the franchisee under the Company’s system optimization initiative. As a result, the total amount of the guarantee was recorded as a deferred gain in 2014 and is included in “Other liabilities.”

In addition during 2012, Wendy’s provided a $2.0 million guarantee to a lender for a franchisee, in connection with the refinancing of the franchisee’s debt which originated in 2007. Pursuant to the agreement, the guarantee is subject to an annual reduction over a five year period. As of January 1, 2017, the guarantee totaled $1.3 million.

(c)
The Company has outstanding letters of credit with various parties totaling $33.0 million, of which $6.2 million are cash collateralized. The Company does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

Inflation and Changing Prices
We believe that general inflation did not have a significant effect on our consolidated results of operations, except as mentioned below for certain commodities, during the reporting periods. We manage any inflationary costs and commodity price increases through product mix and selective menu price increases. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken and corn could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to increase food prices.

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

For goodwill impairment testing purposes, Wendy’s includes two reporting units comprised of its (1) North America (defined as the United States of America and Canada) Company-operated and franchise restaurants and (2) international franchise restaurants. As of January 1, 2017, all of Wendy’s goodwill of $741.4 million was associated with its North America restaurants since its international franchise restaurants goodwill was determined to be fully impaired during the fourth quarter of 2013.

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Our annual impairment test of goodwill may be completed through a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment for any reporting units, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a two-step quantitative goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement). Step two of the impairment test, if necessary, requires the estimation of the fair value for the assets and liabilities of a reporting unit in order to calculate the implied fair value of the reporting unit’s goodwill. Under step two, an impairment loss is recognized to the extent the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of goodwill. The fair value of the reporting unit is determined by management and is based on the results of (1) estimates we made regarding the present value of the anticipated cash flows associated with each reporting unit (the “income approach”) and (2) the indicated value of the reporting units based on a comparison and correlation of the Company and other similar companies (the “market approach”).

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

Under the market approach, we apply the guideline company method in estimating fair value. The guideline company method makes use of market price data of corporations whose stock is actively traded in a public market. The corporations we select as guideline companies are engaged in a similar line of business or are subject to similar financial and business risks, including the opportunity for growth. The guideline company method of the market approach provides an indication of value by relating the equity or invested capital (debt plus equity) of guideline companies to various measures of their earnings and cash flow, then applying such multiples to the business being valued. The result of applying the guideline company approach is adjusted based on the incremental value associated with a controlling interest in the business. This “control premium” represents the amount a new controlling shareholder would pay for the benefits resulting from synergies and other potential benefits derived from controlling the enterprise.

Our annual goodwill impairment test was completed through a qualitative assessment performed in the fourth quarter of 2016, which indicated the fair value of goodwill of our Wendy’s North America restaurants was more likely than not greater than the carrying amount. The Company last completed a quantitative assessment in the fourth quarter of 2015, which indicated the fair value of goodwill of our Wendy’s North America restaurants significantly exceeded the carrying amount.

Our indefinite-lived intangible assets represent trademarks and totaled $903.0 million as of January 1, 2017. We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Our annual impairment test may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. Our quantitative process includes comparing the carrying value to the fair value of our indefinite-lived intangible assets, with any excess recognized as an impairment loss. Our critical estimates in the determination of the fair value of our indefinite-lived intangible assets include the anticipated future revenues of Company-operated and franchised restaurants and the resulting cash flows.

Our annual impairment test for indefinite-lived intangible assets was completed through a qualitative assessment performed in the fourth quarter of 2016, which indicated the fair value of indefinite-lived intangible assets was more likely than not greater than the carrying amount. The Company last completed a quantitative assessment in the fourth quarter of 2015, which indicated the fair value of indefinite-lived intangible assets significantly exceeded the carrying amount.

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

As of January 1, 2017, the net carrying value of our long-lived tangible and definite-lived intangible assets were $1,192.3 million and $419.5 million, respectively. Our long-lived assets include (1) properties and related definite-lived intangible assets (e.g., favorable leases) that are leased and/or subleased to franchisees and (2) Company-operated restaurant assets and related definite-lived intangible assets, which include favorable leases and reacquired rights under franchise agreements.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the carrying amount of the asset group to future undiscounted net cash flows expected to be generated through leases and/or subleases or by our individual Company-operated restaurants. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, then impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of long-lived assets.” Our critical estimates in this review process include the anticipated future cash flows from leases and/or subleases or individual Company-operated restaurants, which is used in assessing the recoverability of the respective long-lived assets. Our impairment losses principally reflect impairment charges resulting from leasing and/or subleasing long-lived assets to franchisees in connection with the sale or anticipated sale of restaurants.

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

In connection with the sale of Company-operated restaurants to franchisees, the Company typically enters into several agreements, in addition to an asset purchase agreement, with franchisees including franchise, development, relationship and lease agreements. See “Franchised Restaurants” in Item 1 herein, for further information regarding these agreements. The Company typically sells restaurants’ cash, inventory and equipment and retains ownership or the leasehold interest to the real estate to lease and/or sublease to the franchisee. The Company has determined that its restaurant dispositions usually represent multiple-element arrangements, and as such, the cash consideration received is allocated to the separate elements based on their relative selling price. Cash consideration generally includes up-front consideration for the sale of the restaurants, technical assistance fees and development fees and future cash consideration for royalties and lease payments. The Company considers the future lease payments in allocating the initial cash consideration received. The Company obtains third-party evidence to estimate the relative selling price of the stated rent under the lease and/or sublease agreements which is primarily based upon comparable market rents. Based on the Company’s review of the third-party evidence the Company records favorable or unfavorable lease assets/liabilities with a corresponding offset to the gain or loss on the sale of the restaurants. The cash consideration per restaurant for technical assistance fees and development fees is consistent with the amounts stated in the related franchise agreements which are charged for separate standalone arrangements. Therefore, the Company recognizes the technical assistance and development fees when earned. Future royalty income is also recognized in revenue as earned. See “Revenue Recognition” in Note 1 of the Financial Statements and Supplementary Data contained in Item 8 for further information.

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

Net operating loss and credit carryforwards are subject to various limitations and carryforward periods. As of January 1, 2017, we have foreign tax credits of $21.7 million and state tax credits of $0.5 million, which will begin to expire in 2021 and 2020, respectively. In addition, as of January 1, 2017, we have state net operating loss carryforwards of $779.8 million, which began expiring in 2017. We believe it is more likely than not that the benefit from certain state net operating loss carryforwards and foreign tax credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $11.4 million.

•	Income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. We have unrecognized tax benefits of $19.5 million, which if resolved favorably would reduce our tax expense by $14.8 million at January 1, 2017.

We accrue interest related to uncertain tax positions in “Interest expense” and penalties in “General and administrative.” At January 1, 2017, we had $1.3 million accrued for interest and $0.6 million accrued for penalties.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years 2009 through 2015 have been settled. Certain of the Company’s state income tax returns from its 2012 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

•	Legal and environmental accruals:

We are involved in litigation and claims incidental to our current and prior businesses, including the legal proceedings related to a cybersecurity incident as described in “Item 3. Legal Proceedings.” We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of January 1, 2017, the Company had accruals for all of its legal and environmental matters aggregating $1.2 million. Most proceedings are in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. We review our assumptions and estimates each quarter based on new developments, changes in applicable law and other relevant factors and revise our accruals accordingly.

New Accounting Standards

See “Item 8. Financial Statements and Supplementary Data,” Note 1 to the Consolidated Financial Statements, for a summary of new or amended accounting standards applicable to us.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policies prohibit the use of derivative instruments for trading purposes and we had no outstanding derivative instruments as of January 1, 2017.

As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Executive Overview,” the Company completed a $2,275.0 million securitized financing facility on June 1, 2015. The proceeds were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s 2013 Restated Credit Agreement. In connection with the repayment of the Term A Loans and Term B Loans, the Company terminated the related interest rate swaps with notional amounts totaling $350.0 million and $100.0 million, respectively, which had been designated as cash flow hedges. The unrealized loss on the cash flow hedges at termination of $7.3 million is being reclassified on a straight-line basis from “Accumulated other comprehensive loss” to “Interest expense” beginning June 30, 2015, the original effective date of the interest rate swaps through December 31, 2017, the original maturity date of the interest rate swaps.

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

Consequently, our long-term debt, including current portion, aggregated $2,546.6 million and consisted of $2,334.9 million of fixed-rate debt and $211.7 million of capital lease obligations, as of January 1, 2017 (excluding unamortized debt issuance costs). These changes to the Company’s debt structure have reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases on borrowings under the Series 2015-1 Class A-1 Notes. However, as of January 1, 2017, the Company had no outstanding borrowings under its Series 2015-1 Class A-1 Notes.

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

Foreign Currency Risk

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We have exposure related to our investment in a Canadian subsidiary which is subject to foreign currency fluctuations. Our Canadian subsidiary exposures relate to its franchise and administrative operations and Company-operated restaurant operations through the second quarter of 2015 when we completed the sale of such restaurants to franchisees. The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars. Revenues from our Canadian operations for the years ended January 1, 2017 and January 3, 2016 represented 3% and 6% of our total revenues, respectively. Accordingly, an immediate 10% change in Canadian dollar exchange rates versus the U.S. dollar from their levels at January 1, 2017 and January 3, 2016 would not have a material effect on our consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

THE WENDY’S COMPANY AND SUBSIDIARIES

Defined Term	Footnote Where Defined
2010 Plan	(15)	Share-Based Compensation
2013 Restated Credit Agreement	(11)	Long-Term Debt
2015 ASR Agreement	(14)	Stockholders’ Equity
2016 ASR Agreement	(14)	Stockholders’ Equity
280 BT	(22)	Transactions with Related Parties
401(k) Plan	(19)	Retirement Benefit Plans
Advertising Funds	(24)	Advertising Costs and Funds
Anticipated Repayment Dates	(11)	Long-Term Debt
Arby’s	(1)	Summary of Significant Accounting Policies
ARC	(22)	Transactions with Related Parties
Bakery	(1)	Summary of Significant Accounting Policies
Bakery Company	(19)	Retirement Benefit Plans
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Brazil JV	(1)	Summary of Significant Accounting Policies
Buyer	(18)	Discontinued Operations
CAP	(13)	Income Taxes
Class A-2-I Notes	(11)	Long-Term Debt
Class A-2-II Notes	(11)	Long-Term Debt
Class A-2-III Notes	(11)	Long-Term Debt
Company	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
Eligible Arby’s Employees	(19)	Retirement Benefit Plans
Equity Plans	(15)	Share-Based Compensation
FASB	(1)	Summary of Significant Accounting Policies
Former Executives	(22)	Transactions with Related Parties
G&A	(4)	Reorganization and Realignment Costs
GAAP	(1)	Summary of Significant Accounting Policies
Guarantors	(11)	Long-Term Debt
Indenture	(11)	Long-Term Debt
IRS	(13)	Income Taxes
Management Company	(22)	Transactions with Related Parties
Master Issuer	(11)	Long-Term Debt
NLRB	(19)	Retirement Benefit Plans
QSCC	(22)	Transactions with Related Parties
Rent Holiday	(1)	Summary of Significant Accounting Policies
Restricted Shares	(15)	Share-Based Compensation
RSAs	(1)	Summary of Significant Accounting Policies
RSUs	(1)	Summary of Significant Accounting Policies
Series 2015-1 Class A-1 Notes	(11)	Long-Term Debt
Series 2015-1 Class A-2 Notes	(11)	Long-Term Debt
Series 2015-1 Senior Notes	(11)	Long-Term Debt
SERP	(19)	Retirement Benefit Plans
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Syrup	(21)	Guarantees and Other Commitments and Contingencies
Target	(15)	Share-Based Compensation

Defined Term	Footnote Where Defined
TFM	(22)	Transactions with Related Parties
The Wendy’s Company	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
Trian Group	(22)	Transactions with Related Parties
Union	(19)	Retirement Benefit Plans
Union Pension Fund	(19)	Retirement Benefit Plans
U.S.	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies
Wendy’s Co-op	(22)	Transactions with Related Parties
Wendy’s Funding	(11)	Long-Term Debt
Wendy’s Restaurants	(1)	Summary of Significant Accounting Policies
Zanesville	(19)	Retirement Benefit Plans

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Wendy’s Company
Dublin, Ohio

We have audited the accompanying consolidated balance sheets of The Wendy’s Company and subsidiaries (the “Company”) as of January 1, 2017 and January 3, 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Wendy’s Company and subsidiaries as of January 1, 2017 and January 3, 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Columbus, Ohio
March 2, 2017

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	January 1, 2017	January 3, 2016
ASSETS
Current assets:
Cash and cash equivalents	$198,240	$327,216
Restricted cash	57,612	42,869
Accounts and notes receivable, net	98,825	104,854
Inventories	2,851	4,312
Prepaid expenses and other current assets	19,244	69,919
Advertising funds restricted assets	75,760	67,399
Total current assets	452,532	616,569
Properties	1,192,339	1,227,944
Goodwill	741,410	770,781
Other intangible assets	1,322,531	1,339,587
Investments	56,981	58,369
Other assets	173,521	95,470
Total assets	$3,939,314	$4,108,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,652	$23,290
Accounts payable	27,635	53,681
Accrued expenses and other current liabilities	102,034	124,404
Advertising funds restricted liabilities	75,760	67,399
Total current liabilities	230,081	268,774
Long-term debt	2,487,630	2,402,823
Deferred income taxes	446,513	459,713
Other liabilities	247,354	224,496
Total liabilities	3,411,578	3,355,806
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 246,574 and 272,315 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,878,589	2,874,752
Accumulated deficit	(290,857)	(356,632)
Common stock held in treasury, at cost	(2,043,797)	(1,741,425)
Accumulated other comprehensive loss	(63,241)	(70,823)
Total stockholders’ equity	527,736	752,914
Total liabilities and stockholders’ equity	$3,939,314	$4,108,720

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Revenues:
Sales	$920,758	$1,438,802	$1,608,455
Franchise royalty revenue and fees	371,545	344,523	322,053
Franchise rental income	143,115	86,972	67,994
	1,435,418	1,870,297	1,998,502
Costs and expenses:
Cost of sales	744,701	1,184,073	1,355,086
Franchise rental expense	67,760	47,779	37,845
General and administrative	245,869	256,553	260,732
Depreciation and amortization	122,704	145,051	153,882
System optimization gains, net	(71,931)	(74,009)	(91,510)
Reorganization and realignment costs	10,083	21,910	31,903
Impairment of long-lived assets	16,241	25,001	19,613
Other operating income, net	(14,789)	(10,531)	(11,637)
	1,120,638	1,595,827	1,755,914
Operating profit	314,780	274,470	242,588
Interest expense	(114,802)	(86,067)	(51,994)
Loss on early extinguishment of debt	—	(7,295)	—
Investment income, net	723	52,214	1,199
Other income, net	989	806	747
Income from continuing operations before income taxes	201,690	234,128	192,540
Provision for income taxes	(72,066)	(94,149)	(76,116)
Income from continuing operations	129,624	139,979	116,424
Discontinued operations:
Income from discontinued operations, net of income taxes	—	10,494	5,010
Gain on disposal of discontinued operations, net of income taxes	—	10,669	—
Net income from discontinued operations	—	21,163	5,010
Net income	$129,624	$161,142	$121,434

Basic income per share:
Continuing operations	$.49	$.43	$.31
Discontinued operations	—	.07	.01
Net income	$.49	$.50	$.33

Diluted income per share:
Continuing operations	$.49	$.43	$.31
Discontinued operations	—	.06	.01
Net income	$.49	$.49	$.32

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014

Net income	$129,624	$161,142	$121,434
Other comprehensive income (loss), net:
Foreign currency translation adjustment	5,864	(37,800)	(18,560)
Change in unrecognized pension loss, net of income tax benefit (provision) of $34, $125 and $(160), respectively	(56)	(202)	391
Effect of cash flow hedges, net of income tax (provision) benefit of $(1,120), $918 and $1,767, respectively	1,774	(1,527)	(2,788)
Other comprehensive income (loss), net	7,582	(39,529)	(20,957)
Comprehensive income	$137,206	$121,613	$100,477

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 29, 2013	$47,042	$2,794,445	$(492,215)	$(409,449)	$(10,337)	$1,929,486
Net income	—	—	121,434	—	—	121,434
Other comprehensive loss, net	—	—	—	—	(20,957)	(20,957)
Cash dividends	—	—	(75,117)	—	—	(75,117)
Repurchases of common stock	—	—	—	(301,216)	—	(301,216)
Share-based compensation	—	28,243	—	—	—	28,243
Common stock issued upon exercises of stock options	—	3,485	—	27,290	—	30,775
Common stock issued upon vesting of restricted shares	—	(7,812)	—	4,006	—	(3,806)
Tax benefit from share-based compensation	—	8,546	—	—	—	8,546
Other	—	58	(19)	149	—	188
Balance at December 28, 2014	47,042	2,826,965	(445,917)	(679,220)	(31,294)	1,717,576
Net income	—	—	161,142	—	—	161,142
Other comprehensive loss, net	—	—	—	—	(39,529)	(39,529)
Cash dividends	—	—	(71,845)	—	—	(71,845)
Repurchases of common stock	—	—	—	(1,100,417)	—	(1,100,417)
Share-based compensation	—	23,231	—	—	—	23,231
Common stock issued upon exercises of stock options	—	(6,719)	—	29,954	—	23,235
Common stock issued upon vesting of restricted shares	—	(15,502)	—	8,105	—	(7,397)
Tax benefit from share-based compensation	—	46,718	—	—	—	46,718
Other	—	59	(12)	153	—	200
Balance at January 3, 2016	47,042	2,874,752	(356,632)	(1,741,425)	(70,823)	752,914
Net income	—	—	129,624	—	—	129,624
Other comprehensive income, net	—	—	—	—	7,582	7,582
Cash dividends	—	—	(63,832)	—	—	(63,832)
Repurchases of common stock	—	—	—	(335,258)	—	(335,258)
Share-based compensation	—	18,141	—	—	—	18,141
Common stock issued upon exercises of stock options	—	(6,395)	—	25,376	—	18,981
Common stock issued upon vesting of restricted shares	—	(11,195)	—	7,333	—	(3,862)
Tax benefit from share-based compensation	—	3,257	—	—	—	3,257
Other	—	29	(17)	177	—	189
Balance at January 1, 2017	$47,042	$2,878,589	$(290,857)	$(2,043,797)	$(63,241)	$527,736

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Cash flows from operating activities:
Net income	$129,624	$161,142	$121,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,304	153,732	159,860
Share-based compensation	18,141	23,231	28,243
Impairment of long-lived assets	16,241	25,001	19,613
Deferred income tax	(14,213)	89,026	69,540
Excess tax benefits from share-based compensation	(3,082)	(49,613)	(9,363)
Non-cash rent expense, net	(7,543)	3,364	1,951
Net receipt (recognition) of deferred vendor incentives	959	(2,559)	4,063
System optimization gains, net	(71,931)	(74,041)	(91,579)
Gain on disposal of the Bakery	—	(25,529)	—
Gain on sale of investments, net	(497)	(335)	(975)
Distributions received from TimWen joint venture	11,426	12,451	13,896
Equity in earnings in joint ventures, net	(8,351)	(9,205)	(10,176)
Long-term debt-related activities, net (see below)	11,767	8,075	3,625
Other, net	4,172	(4,318)	(11,686)
Changes in operating assets and liabilities:
Restricted cash	228	(23,640)	—
Accounts and notes receivable, net	(38,657)	(52,620)	(2,763)
Inventories	34	(62)	706
Prepaid expenses and other current assets	(3,276)	(5,409)	(2,976)
Accounts payable	(6,635)	(7,787)	(3,105)
Accrued expenses and other current liabilities	18,697	(8,424)	(35,532)
Net cash provided by operating activities	181,408	212,480	254,776
Cash flows from investing activities:
Capital expenditures	(150,023)	(251,622)	(298,471)
Acquisitions	(2,209)	(1,232)	(53,954)
Dispositions	262,173	204,388	161,386
Proceeds from sale of the Bakery	—	78,408	—
Changes in restricted cash	(14,971)	3,634	1,750
Notes receivable, net	(3,581)	3,289	434
Proceeds from sale of investments	890	621	2,193
Payments for investments	(172)	(2,106)	(1,150)
Net cash provided by (used in) investing activities	92,107	35,380	(187,812)
Cash flows from financing activities:
Proceeds from long-term debt	—	2,294,000	—
Repayments of long-term debt	(24,617)	(1,327,223)	(38,380)
Change in restricted cash	—	(5,687)	—
Deferred financing costs	(1,983)	(43,817)	—
Repurchases of common stock	(336,958)	(1,098,717)	(301,216)
Dividends	(63,832)	(71,845)	(75,117)
Proceeds from stock option exercises	19,773	27,952	30,788
Excess tax benefits from share-based compensation	3,082	49,613	9,363
Net cash used in financing activities	(404,535)	(175,724)	(374,562)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(131,020)	72,136	(307,598)
Effect of exchange rate changes on cash	2,044	(12,196)	(5,278)
Net (decrease) increase in cash and cash equivalents	(128,976)	59,940	(312,876)
Cash and cash equivalents at beginning of period	327,216	267,276	580,152
Cash and cash equivalents at end of period	$198,240	$327,216	$267,276

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Year Ended
	January 1, 2017	January 3, 2016	December 28, 2014
Detail of cash flows from operating activities:
Long-term debt-related activities, net:
Accretion of long-term debt	$1,220	$1,204	$1,187
Amortization of deferred financing costs	7,653	5,426	2,438
Loss on early extinguishment of debt	—	7,295	—
Payments for termination of cash flow hedges	—	(7,337)	—
Reclassification of unrealized losses on cash flow hedges	2,894	1,487	—
	$11,767	$8,075	$3,625

Supplemental cash flow information:
Cash paid for:
Interest	$117,583	$84,326	$52,357
Income taxes, net of refunds	77,620	41,275	15,826

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$11,325	$31,468	$45,409
Capitalized lease obligations	104,119	57,226	22,255
Accrued debt issuance costs	512	—	—
Notes receivable	—	—	3,934

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

Corporate Structure

The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s franchises and operates Wendy’s® quick-service restaurants specializing in hamburger sandwiches throughout North America (defined as the United States of America (“U.S.”) and Canada). Wendy’s also has franchised restaurants in 29 foreign countries and U.S. territories. At January 1, 2017, Wendy’s operated and franchised 330 and 6,207 restaurants, respectively.

On May 31, 2015, Wendy’s completed the sale of its Company-operated bakery, The New Bakery Company, LLC and its subsidiaries (collectively, the “Bakery”), a 100% owned subsidiary of Wendy’s. As a result of the sale of the Bakery, as further discussed in Note 18, the Bakery’s results of operations for all periods presented and the gain on disposal have been included in “Net income from discontinued operations” in our consolidated statements of operations.

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

The Company participates in two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants. The revenue, expenses and cash flows of such advertising funds are not included in the Company’s consolidated statements of operations or consolidated statements of cash flows because the contributions to these advertising funds are designated for specific purposes and the Company acts as an agent, in substance, with regard to these contributions. The assets and liabilities of these funds are reported as “Advertising funds restricted assets” and “Advertising funds restricted liabilities.”

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

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 1, 2017” or “2016,” which consisted of 52 weeks, (2) “the year ended January 3, 2016” or “2015,” which consisted of 53 weeks, and (3) “the year ended December 28, 2014” or “2014,” which consisted of 52 weeks.

Reclassifications

Certain reclassifications have been made to prior year presentation to conform to the current year presentation.

The Company has changed the presentation of franchise revenues to separately present “Franchise rental income” and “Franchise royalty revenue and fees” in our consolidated statements of operations. These reclassifications are due to the growth in rental income and royalty revenue received from franchisees primarily driven by the Company’s system optimization initiative (see Note 2 for additional information on our system optimization initiative). Also, the Company has separately presented the related “Franchise rental expense” for properties that are leased or subleased to franchisees, which was previously recorded to “Other operating expense, net.” The Company believes this new presentation will aid users in understanding its results of operations.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The prior periods reflect the reclassifications of these revenues and expenses to conform to the current year presentation. There was no impact to total revenues, operating profit, income from continuing operations before income taxes or net income as a result of these reclassifications.

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

Restricted Cash

In accordance with the Company’s securitized financing facility, certain cash accounts have been established with the trustee for the benefit of the trustee and the noteholders, and are restricted in their use. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Company’s senior secured notes. Changes in such restricted cash are presented as a component of cash flows from operating and financing activities in the consolidated statements of cash flows since the cash is restricted to the payment of interest and principal, respectively. Furthermore, certain cash receipts from asset dispositions and insurance proceeds held by the trustee are restricted for reinvestment in capital assets useful to the Company’s operations in accordance with the securitized financing facility. Changes in such restricted cash are presented as a component of cash flows from investing activities in the consolidated statement of cash flows since the cash is restricted for investing activities.

In addition, the Company has outstanding letters of credit with various parties that are cash collateralized. The related cash collateral is classified as restricted cash in the consolidated balance sheets. Changes in such restricted cash are presented as a component of cash flows from investing activities in the consolidated statements of cash flows. Refer to Note 6 for further information.

Accounts and Notes Receivable, Net

Accounts and notes receivable, net, consist primarily of royalties, rents, property taxes and franchise fees due principally from franchisees and credit card receivables. The need for an allowance for doubtful accounts is reviewed on a specific identification basis based upon past due balances and the financial strength of the obligor.

Inventories

The Company’s inventories are stated at the lower of cost or market, with cost determined in accordance with the first-in, first-out method and consist primarily of restaurant food items and paper supplies.

Properties and Depreciation and Amortization

Properties are stated at cost, including internal costs of employees to the extent such employees are dedicated to specific restaurant construction projects, less accumulated depreciation and amortization. Depreciation and amortization of properties is computed principally on the straight-line basis using the following estimated useful lives of the related major classes of properties: five to 20 years for office and restaurant equipment (including technology), three to 15 years for transportation equipment and seven to 30 years for buildings and improvements. When the Company commits to a plan to cease using certain properties before the end of their estimated useful lives, depreciation expense is accelerated to reflect the use of the assets over their shortened useful lives. Capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising.

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

Goodwill

Goodwill, representing the excess of the cost of an acquired entity over the fair value of the acquired net assets, is not amortized. Goodwill associated with our Company-operated restaurants is reduced as a result of restaurant dispositions based on the relative fair values and is included in the carrying value of the restaurant in determining the gain or loss on disposal. If a Company-operated restaurant is sold within two years of being acquired from a franchisee, the goodwill associated with the acquisition is written off in its entirety. For goodwill impairment testing purposes, we include two reporting units comprised of our (1) North America Company-operated and franchise restaurants and (2) international franchise restaurants. The Company tests goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Our annual impairment test of goodwill may be completed through a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount.  If we elect to bypass the qualitative assessment for any reporting units, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a two-step quantitative goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement).  Step two of the impairment test, if necessary, requires the estimation of the fair value for the assets and liabilities of a reporting unit in order to calculate the implied fair value of the reporting unit’s goodwill.

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

Impairment of Long-Lived Assets

Our long-lived assets include (1) properties and related definite-lived intangible assets (e.g., favorable leases) that are leased and/or subleased to franchisees and (2) Company-operated restaurant assets and related definite-lived intangible assets, which include favorable leases and reacquired rights under franchise agreements.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the carrying amount of the asset group to future undiscounted net cash flows expected to be generated through leases and/or subleases or by our individual Company-operated restaurants. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, then impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of long-lived assets.” Our critical estimates in this review process include the anticipated future cash flows from leases and/or subleases or individual Company-operated restaurants, which is used in assessing the recoverability of the respective long-lived assets. Our impairment losses principally reflect impairment charges resulting from leasing and/or subleasing long-lived assets to franchisees in connection with the sale or anticipated sale of restaurants.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Other Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis using the following estimated useful lives of the related classes of intangibles: for favorable leases, the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising; three to five years for computer software; four to 20 years for reacquired rights under franchise agreements; and 20 years for franchise agreements. Trademarks have an indefinite life and are not amortized.

The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Our annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. Our estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenues of Company-operated and franchised restaurants and the resulting cash flows.

Investments

The Company has a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. (Tim Hortons™ is a registered trademark of Tim Hortons USA Inc.) In addition, the Company has a 20% share in a joint venture for the operation of Wendy’s restaurants in Brazil (the “Brazil JV”). The Company has significant influence over these investees. Such investments are accounted for using the equity method, under which our results of operations include our share of the income (loss) of the investees in “Other operating income, net.” Investments in limited partnerships and other non-current investments in which the Company does not have significant influence over the investees, which includes our indirect 18.5% interest in Arby’s Restaurant Group, Inc. (“Arby’s”), are recorded at cost with related realized gains and losses reported as income or loss in the period in which the securities are sold or otherwise disposed. Our 18.5% equity interest as of January 1, 2017 has the potential to be diluted by stock options issued as incentives to Arby’s management. Cash distributions and dividends received that are determined to be returns of capital are recorded as a reduction of the carrying value of our investments and returns on our investments are recorded to “Investment income, net.”

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

Share-Based Compensation

The Company has granted share-based compensation awards to certain employees under several equity plans. The Company measures the cost of employee services received in exchange for an equity award, which include grants of employee stock options and restricted shares, based on the fair value of the award at the date of grant. Share-based compensation expense is recognized net of estimated forfeitures, determined based on historical experience. The Company recognizes share-based compensation expense over the requisite service period unless the awards are subject to performance conditions, in which case we recognize compensation expense over the requisite service period to the extent performance conditions are considered probable. The Company determines the grant date fair value of stock options using a Black-Scholes-Merton option pricing model (the “Black-Scholes

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Model”). The grant date fair value of restricted share awards (“RSAs”), restricted share units (“RSUs”) and performance-based awards are determined using the average of the high and low trading prices of our common stock on the date of grant, unless the awards are subject to market conditions, in which case we use a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved.

Foreign Currency Translation

Substantially all of the Company’s foreign operations are in Canada where the functional currency is the Canadian dollar. Financial statements of foreign subsidiaries are prepared in their functional currency and then translated into U.S. dollars. Assets and liabilities are translated at the exchange rate as of the balance sheet date and revenues, costs and expenses are translated at a monthly average exchange rate. Net gains or losses resulting from the translation are recorded to the “Foreign currency translation adjustment” component of “Accumulated other comprehensive loss.” Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in “General and administrative.”

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

Restaurant Dispositions

In connection with the sale of Company-operated restaurants to franchisees, the Company typically enters into several agreements, in addition to an asset purchase agreement, with franchisees including franchise, development, relationship and lease agreements. See “Franchised Restaurants” in Item 1 herein, for further information regarding these agreements. The Company typically sells restaurants’ cash, inventory and equipment and retains ownership or the leasehold interest to the real estate to lease and/or sublease to the franchisee. The Company has determined that its restaurant dispositions usually represent multiple-element arrangements, and as such, the cash consideration received is allocated to the separate elements based on their relative selling price. Cash consideration generally includes up-front consideration for the sale of the restaurants, technical assistance fees and development fees and future cash consideration for royalties and lease payments. The Company considers the future lease payments in allocating the initial cash consideration received. The Company obtains third-party evidence to estimate the relative selling price of the stated rent under the lease and/or sublease agreements which is primarily based upon comparable market rents. Based on the Company’s review of the third-party evidence, the Company records favorable or unfavorable lease assets/liabilities with a corresponding offset to the gain or loss on the sale of the restaurants. The cash consideration per restaurant for technical assistance fees and development fees is consistent with the amounts stated in the related franchise agreements which are charged for separate standalone arrangements. Therefore, the Company recognizes the technical assistance and development fees when earned. Future royalty income is also recognized in revenue as earned. See “Revenue Recognition” below for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Revenue Recognition

“Sales” includes revenues recognized upon delivery of food to the customer at Company-operated restaurants. “Sales” excludes taxes collected from the Company’s customers.

“Franchise royalty revenue and fees” includes royalties and franchise fees. Royalties from franchised restaurants are based on a percentage of net sales of the franchised restaurant and are recognized as earned. Initial franchise fees and development fees are recorded as deferred income when received and are recognized as revenue when a franchised restaurant is opened as all material services and conditions related to the franchise fee have been substantially performed upon the restaurant opening. Initial franchise fees received in connection with sales of Company-operated restaurants to franchisees and facilitating franchisee-to-franchisee restaurant transfers as well as renewal franchise fees are recognized as revenue when the license agreements are signed and the fee is paid since there are no remaining material services and conditions related to the franchise fees. Franchise fee deposits are forfeited and recognized as revenue upon the termination of the related commitments to open new franchised restaurants.

“Franchise rental income” includes rental income from properties owned and leased by the Company and leased or subleased to franchisees. Rental income is recognized on a straight-line basis over the respective operating lease terms. Favorable and unfavorable lease amounts related to the leased and/or subleased properties are amortized to rental income on a straight-line basis over the remaining term of the leases. See “Leases” below for further information on rental income and favorable and unfavorable lease amounts.

Cost of Sales

Cost of sales includes food and paper, restaurant labor and occupancy, advertising and other operating costs. Cost of sales excludes depreciation and amortization expense.

Vendor Incentives

The Company receives incentives from certain vendors. These incentives are recognized as earned and are classified as a reduction of “Cost of sales.”

Advertising Costs

The Company incurs various advertising costs, including contributions to certain advertising cooperatives based upon a percentage of net sales by Company-operated restaurants. All advertising costs are expensed as incurred, with the exception of media development costs that are expensed beginning in the month that the advertisement is first communicated, and are included in “Cost of sales.”

Franchise Support and Other Costs

The Company incurs costs to provide direct support services to our franchisees, as well as certain other direct and incremental costs to the Company’s franchise operations. These costs primarily relate to franchise development services, system meetings, the provision for doubtful accounts and internal costs associated with our system optimization initiative, which are charged to “General and administrative,” and customer care and help desk support services, which are charged to “Other operating income, net,” as incurred.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns and leases sites from third parties, which it leases and/or subleases to franchisees. At inception, each lease or sublease is evaluated to determine whether the lease will be accounted for as an operating or capital lease, including the determination of direct financing leases based on its terms. Capital lease assets and related obligations are recorded at the lower of the present value of future minimum lease payments or fair market value at lease inception. When determining the lease term, we include option periods for which failure to renew the lease imposes a significant economic detriment. For properties used for Company-operated restaurants, the primary economic detriment relates to the existence of unamortized leasehold improvements which might be impaired if we choose not to exercise the available renewal options. The lease term for properties leased or subleased to franchisees, is determined based upon the economic detriment to the franchisee and includes consideration of the length of the franchise agreement, historical performance of the restaurant and the existence of bargain renewal options.

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

For direct financing leases, the Company records its investment in properties leased to franchisees on a net basis, which is comprised of its gross investment less unearned income. The current and long-term portions of our net investment in direct financing leases are included in “Accounts and notes receivable, net” and “Other assets,” respectively. Unearned income is recognized as interest income over the lease term and is included in “Interest expense.”

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

Rental expense, rental income and favorable and unfavorable lease amortization is recognized in the consolidated statements of operations based on the nature of the underlying lease. Amounts related to leases for Company-operated restaurants are recorded to “Cost of sales.” Rental expense, including any related amortization, for leased properties that are subsequently subleased to franchisees is recorded to “Franchise rental expense.” Rental income, including any related amortization, for properties leased or subleased to franchisees is recorded to “Franchise rental income.” Amounts related to leases for corporate offices and equipment are recorded to “General and administrative.”

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Concentration of Risk

Wendy’s had no customers which accounted for 10% or more of consolidated revenues in 2016, 2015 or 2014. As of January 1, 2017, Wendy’s had one main in-line distributor of food, packaging and beverage products, excluding produce and breads, that serviced approximately 49% of its Company-operated and franchised restaurants and four additional in-line distributors that, in the aggregate, serviced approximately 47% of its Company-operated and franchised restaurants. We believe that our vulnerability to risk concentrations related to significant vendors and sources of its raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

Wendy’s restaurants are principally located throughout the U.S. and to a lesser extent, in 30 foreign countries and U.S. territories with the largest number in Canada. Wendy’s restaurants are located in 50 states and the District of Columbia, with the largest number in Florida, Texas, Ohio, Georgia, California, Pennsylvania, Michigan and North Carolina. Because our restaurant operations are generally located throughout the U.S. and to a much lesser extent, Canada and other foreign countries and U. S. territories, we believe the risk of geographic concentration is not significant. We could be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other products we sell or the effects of food safety events or disease outbreaks. Our exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. However, our exposure to Canadian dollar foreign currency risk is mitigated by the fact that less than 10% of Wendy’s restaurants are in Canada.

The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees for royalties, franchise fees and rent. In addition, we have notes receivable from certain of our franchisees. The financial condition of these franchisees is largely dependent upon the underlying business trends of the Wendy’s brand and market conditions within the quick-service restaurant industry. This concentration of credit risk is mitigated, in part, by the number of franchisees and the short-term nature of the franchise receivables.

New Accounting Standards Adopted

In September 2015, the Financial Accounting Standards Board (“FASB”) issued an amendment that requires an acquirer to recognize adjustments to provisional amounts during the measurement period, in the period such adjustments are identified, rather than retrospectively adjusting previously reported amounts. The Company adopted this amendment, prospectively, during the first quarter of 2016. The adoption of this guidance did not impact our consolidated financial statements.

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

New Accounting Standards

In January 2017, the FASB issued an amendment that simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. The Company does not expect the amendment, which requires prospective adoption and is effective commencing with our 2020 fiscal year, to have a material impact on our consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

In January 2017, the FASB issued an amendment that clarifies the definition of a business in determining whether to account for a transaction as an asset acquisition or a business combination. The Company does not expect the amendment, which is effective commencing with our 2018 fiscal year, to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued an amendment that clarifies guidance for proper classification and presentation of restricted cash in the statement of cash flows. The amendment requires retrospective adoption for all periods presented in the statement of cash flows and is effective commencing with our 2018 fiscal year and requires enhanced disclosures. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In August 2016, the FASB issued an amendment that provides guidance for proper classification of certain cash receipts and payments in the statement of cash flows. The amendment requires retrospective adoption for all periods presented in the statement of cash flows and is effective commencing with our 2018 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

In March 2016, the FASB issued an amendment that modifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as statement of cash flows presentation. The transition requirement is generally modified retrospective, with the exception of recognition of excess tax benefits and tax deficiencies that requires prospective adoption. The amendment is effective commencing with our 2017 fiscal year. During our 2016, 2015 and 2014 fiscal years, $3,257, $46,718 and $8,546, respectively, of excess tax benefits and tax deficiencies were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes (or as an increase to retained earnings as a cumulative adjustment to the extent the amounts represent unrecognized benefits of prior years) if this new guidance had been adopted as of the respective dates. The cash flows used in financing activities related to the excess tax benefits from share-based compensation arrangements, which amounted to $3,082, $49,613 and $9,363 during our 2016, 2015 and 2014 fiscal years, respectively, will be reclassified retrospectively to cash flows provided by operating activities. Additionally, during our 2016, 2015 and 2014 fiscal years, $8,354, $19,209 and $8,680, respectively, was paid to taxing authorities for withheld shares on share-based compensation arrangement activities, which will be reclassified retrospectively from cash flows provided by operating activities to cash flows used in financing activities. Upon adoption of the amendment, the Company will recognize the remaining $1,880 unrecognized tax benefit for deductions in excess of cumulative compensation costs relating to the exercise of stock options and vesting of restricted stock. This tax benefit will be recognized in the first quarter of 2017 as a reduction to the Company’s deferred tax liability with an equal offsetting increase to “Accumulated deficit.” The Company will continue to estimate forfeitures each period.

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

In March 2016, the FASB issued an amendment that provides guidance on extinguishing financial liabilities for certain prepaid stored-value products. The Company does not expect the amendment, which is effective commencing with our 2018 fiscal year, to have a material impact on the restricted assets and liabilities related to the Company’s national advertising fund.

In February 2016, the FASB issued new guidance on leases, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The amendment requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach.  We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements and plan to reflect adoption when effective in the first quarter of our 2019 fiscal year. As

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

shown in Note 20, there are $1,258,065 in future minimum rental payments for operating leases that are not currently on our balance sheet; therefore, we expect this will have a material impact on our balance sheet and related disclosures.

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

In May 2014, the FASB issued amended guidance for revenue recognition. Subsequently, the FASB issued an amendment to defer for one year the effective date of the new guidance on revenue recognition, as well as issued additional clarifying amendments. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and is now effective commencing with our 2018 fiscal year. The guidance allows for either a full retrospective or modified retrospective transition method. We are continuing to evaluate which transition method to use. This guidance will not impact our recognition of revenue from Company-operated restaurant sales or our recognition of continuing royalty revenues from franchisees, which are based on a percentage of franchise sales. We anticipate deferring the initial fees from franchisees over the life of the related franchise agreements and we expect to consolidate the operations and cash flow results of our national advertising funds, both of which will have a material impact on our consolidated financial statements.

(2) System Optimization Gains, Net

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers. In February 2015, the Company announced plans to sell approximately 540 additional restaurants to franchisees and reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system by the end of 2016. During 2015, 2014 and 2013 the Company completed the sale of 327, 255 and 244 Company-operated restaurants to franchisees, respectively, which included the sale of all of its Company-operated restaurants in Canada. In addition, during 2015 the Company facilitated the transfer of 71 restaurants between franchisees.

During 2016, the Company completed the sale of 310 Company-operated restaurants to franchisees and recognized net gains totaling $71,931 on the sale of Company-operated restaurants and other assets. In addition, the Company facilitated the transfer of 144 restaurants between franchisees during 2016. With the sale of 310 restaurants during 2016, the Company completed its plan to reduce its Company-operated restaurant ownership to approximately 5% as of January 1, 2017. Wendy’s will continue to optimize its system by facilitating franchisee-to-franchisee transfers of restaurants, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate Image Activation adoption.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Year Ended
	2016	2015	2014 (a)
Number of restaurants sold to franchisees	310	327	237

Proceeds from sales of restaurants	$251,446	$193,860	$128,292
Net assets sold (b)	(115,052)	(86,493)	(53,043)
Goodwill related to sales of restaurants (c)	(41,561)	(29,970)	(18,032)
Net (unfavorable) favorable leases (d)	(24,592)	(846)	34,335
Other (e)	(3,103)	(5,499)	(5,692)
	67,138	71,052	85,860
Post-closing adjustments on sales of restaurants (f)	(1,411)	1,285	(1,280)
Gain on sales of restaurants, net	65,727	72,337	84,580
Gain on sales of other assets, net (g)	6,204	1,672	5,089
System optimization gains, net	$71,931	$74,009	$89,669
_______________

(a)
In addition, during 2014 Wendy’s acquired and immediately sold 18 restaurants to a franchisee for cash proceeds of $15,779 and recognized a gain on sale of $1,841. No goodwill was recognized on this acquisition and as a result no goodwill was allocated to the sale. See Note 3 for further details.

(b)	Net assets sold consisted primarily of equipment.

(c)
Goodwill disposed of as a result of the sale of Company-operated restaurants during 2016 included goodwill of $11,429 that had been reclassified to assets held for sale during 2015.  Goodwill disposed of during 2015 included goodwill of $8,457 that had been reclassified to assets held for sale during 2014.  See Note 9 for further information.

(d)
During 2016, 2015 and 2014, the Company recorded favorable lease assets of $7,612, $34,437 and $63,120, respectively, and unfavorable lease liabilities of $32,204, $35,283 and $28,785, respectively, as a result of leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with sales of restaurants.

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

(f)	2015 includes the recognition of a gain on sale of $4,492 related to the repayment of notes receivable from franchisees in connection with sales of restaurants in 2014.

(g)
During 2016, 2015 and 2014, Wendy’s received cash proceeds of $10,727, $10,478 and $17,263, respectively, primarily from the sale of surplus properties as well as from the sale of a Company-operated aircraft during 2014.

Assets Held for Sale

	January 1, 2017	January 3, 2016
Number of restaurants classified as held for sale	—	99
Net restaurant assets held for sale (a)	$—	$50,262

Other assets held for sale (a)	$4,800	$7,124
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)
As of January 3, 2016, net restaurant assets held for sale included Company-operated restaurants and consisted primarily of cash, inventory, equipment and an estimate of allocable goodwill. Other assets held for sale primarily consist of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(3) Acquisitions

The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for restaurants acquired from franchisees:

	Year Ended
	2016	2015	2014
Restaurants acquired from franchisees	2	4	27

Total consideration paid, net of cash received	$2,209	$1,232	$27,630
Identifiable assets acquired and liabilities assumed:
Properties	2,218	1,303	9,498
Acquired franchise rights	—	760	6,650
Other assets	9	—	941
Capital leases obligations	—	(438)	—
Unfavorable leases	—	(440)	—
Other liabilities	(18)	(80)	(565)
Total identifiable net assets	2,209	1,105	16,524
	—	127	11,106
Gain on acquisition of restaurants (a)	—	—	349
Post-closing adjustments (b)	—	(1,535)	—
Goodwill	$—	$(1,408)	$11,455
_______________

(a)
The fair value of the assets acquired in connection with the acquisition of three franchised restaurants during 2014 exceeded the total consideration resulting in a gain, which was included in “Other operating income, net.”

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

(4) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Year Ended
	2016	2015	2014
G&A realignment	$692	$10,342	$12,926
System optimization initiative	9,391	11,568	18,977
Reorganization and realignment costs	$10,083	$21,910	$31,903

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

General and Administrative (“G&A”) Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses. The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. The Company recognized costs totaling $692 during 2016 and $23,960 in aggregate since inception. No additional costs are expected to be incurred under the G&A realignment plan.

The following is a summary of the activity recorded as a result of our G&A realignment plan:

	Year Ended			Total Incurred Since Inception
	2016	2015	2014
Severance and related employee costs (a)	$(344)	$3,011	$11,917	$14,584
Recruitment and relocation costs	992	1,658	209	2,859
Other	44	49	88	181
	692	4,718	12,214	17,624
Share-based compensation (b)	—	5,624	712	6,336
Total G&A realignment	$692	$10,342	$12,926	$23,960
_______________

(a)	2016 includes a reversal of an accrual of $387 as a result of a change in estimate.

(b)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our G&A realignment plan.

The tables below present a rollforward of our accruals for our G&A realignment plan, which are included in “Accrued expenses and other current liabilities” and “Other liabilities.”

	Balance January 3, 2016	Charges	Payments	Balance January 1, 2017
Severance and related employee costs	$3,431	$(344)	$(2,855)	$232
Recruitment and relocation costs	144	992	(1,136)	—
Other	—	44	(44)	—
	$3,575	$692	$(4,035)	$232

	Balance December 28, 2014	Charges	Payments	Balance January 3, 2016
Severance and related employee costs	$11,609	$3,011	$(11,189)	$3,431
Recruitment and relocation costs	149	1,658	(1,663)	144
Other	5	49	(54)	—
	$11,763	$4,718	$(12,906)	$3,575

System Optimization Initiative

The Company has recognized costs related to its system optimization initiative, which includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers. The Company expects to incur additional costs, primarily comprised of professional fees, of approximately $1,300 during 2017 in connection with an in-process transaction as of January 1, 2017. Costs incurred during 2017 related to facilitating franchisee-to-franchisee transfers of restaurants will be recorded to “Other operating income, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Year Ended			Total Incurred Since Inception
	2016	2015	2014
Severance and related employee costs	$82	$894	$7,608	$18,234
Professional fees	7,437	3,360	3,424	16,610
Other	272	930	3,678	5,743
	7,791	5,184	14,710	40,587
Accelerated depreciation and amortization (a)	1,600	6,384	507	25,398
Share-based compensation (b)	—	—	3,760	5,013
Total system optimization initiative	$9,391	$11,568	$18,977	$70,998
_______________

(a)
Primarily includes accelerated amortization of previously acquired franchise rights related to Company-operated restaurants in territories that have been sold in connection with our system optimization initiative.

(b)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our system optimization initiative.

The tables below present a rollforward of our accrual for our system optimization initiative, which is included in “Accrued expenses and other current liabilities.”

	Balance January 3, 2016	Charges	Payments	Balance January 1, 2017
Severance and related employee costs	$77	$82	$(159)	$—
Professional fees	708	7,437	(8,044)	101
Other	90	272	(362)	—
	$875	$7,791	$(8,565)	$101

	Balance December 28, 2014	Charges	Payments	Balance January 3, 2016
Severance and related employee costs	$2,235	$894	$(3,052)	$77
Professional fees	146	3,360	(2,798)	708
Other	423	930	(1,263)	90
	$2,804	$5,184	$(7,113)	$875

(5) Income Per Share

Basic income per share for 2016, 2015 and 2014 was computed by dividing income amounts by the weighted average number of common shares outstanding. Income amounts used to calculate basic and diluted income per share were as follows:

	Year Ended
	2016	2015	2014
Income from continuing operations	$129,624	$139,979	$116,424
Net income from discontinued operations	—	21,163	5,010
Net income	$129,624	$161,142	$121,434

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The weighted average number of shares used to calculate basic and diluted income per share were as follows:

	Year Ended
	2016	2015	2014
Common stock:
Weighted average basic shares outstanding	262,209	323,018	370,160
Dilutive effect of stock options and restricted shares	4,503	5,707	6,022
Weighted average diluted shares outstanding	266,712	328,725	376,182

Diluted income per share was computed by dividing income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 1,558, 2,323 and 4,946 for 2016, 2015 and 2014, respectively, from our diluted income per share calculation as they would have had anti-dilutive effects.

(6) Cash and Receivables

	Year End
	January 1, 2017	January 3, 2016
Cash and cash equivalents
Cash	$192,905	$281,877
Cash equivalents	5,335	45,339
	$198,240	$327,216

Restricted cash
Current
Accounts held by trustee for the securitized financing facility	$29,096	$29,327
Accounts held by trustee for reinvestment in capital assets	22,014	—
Collateral supporting letters of credit	6,165	13,210
Trust for termination costs for former Wendy’s executives	168	168
Other	169	164
	$57,612	$42,869

Non-current (a)
Trust for termination costs for former Wendy’s executives	$738	$1,191
_______________

(a)	Included in “Other assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Year End
	January 1, 2017	January 3, 2016
Accounts and Notes Receivable, Net
Current
Accounts receivable:
Franchisees	$74,134	$71,158
Other (a)	25,732	34,828
	99,866	105,986
Notes receivable from franchisees (b) (c)	2,989	2,356
	102,855	108,342
Allowance for doubtful accounts	(4,030)	(3,488)
	$98,825	$104,854

Non-Current (d)
Notes receivable from franchisees (b)	$9,290	$5,158
Allowance for doubtful accounts	(26)	(257)
	$9,264	$4,901
_______________

(a)	Includes income tax refund receivables of $18,111 and $23,508 as of January 1, 2017 and January 3, 2016, respectively.

(b)	Non-current notes receivable include a note receivable from the Brazil JV of $6,810 and $1,700 as of January 1, 2017 and January 3, 2016, respectively. See Note 7 for further information.

Non-current notes receivable also include a note receivable from a franchisee in Indonesia of $2,454 as of January 1, 2017.

2015 includes notes receivable from franchisees received in connection with the sale of Company-operated restaurants during 2014, of which $83 was included in current notes receivable and $331 was included in non-current notes receivable. During 2016, the notes receivable were paid in full. See Note 2 for further information.

2015 also includes a note receivable from a franchisee in connection with the termination of our investment in a joint venture in Japan, of which $701 was included in current notes receivable and $2,212 was included in non-current notes receivable. During 2016, the note receivable was paid in full.

(c)	Includes the current portion of direct financing lease receivables of $101 and $25 as of January 1, 2017 and January 3, 2016, respectively. See Note 20 for further information.

(d)	Included in “Other assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is an analysis of the allowance for doubtful accounts:

	Year Ended
	2016	2015	2014
Balance at beginning of year:
Current	$3,488	$2,343	$3,310
Non-current	257	246	256
Provision for doubtful accounts:
Franchisees and other	390	979	(925)
Uncollectible accounts written off, net of recoveries	(79)	177	(52)
Balance at end of year:
Current	4,030	3,488	2,343
Non-current	26	257	246
Total	$4,056	$3,745	$2,589

(7) Investments

The following is a summary of the carrying value of our investments:

	Year End
	January 1, 2017	January 3, 2016
Equity investments	$54,545	$55,541
Cost investments	2,436	2,828
	$56,981	$58,369

Equity Investments

Wendy’s has a 50% share in the TimWen joint venture and a 20% share in the Brazil JV, both of which are accounted for using the equity method of accounting, under which our results of operations include our share of the income (loss) of the investees in “Other operating income, net.”

A wholly-owned subsidiary of Wendy’s entered into the Brazil JV during the second quarter of 2015 for the operation of Wendy’s restaurants in Brazil.  Wendy’s, Starbord International Holdings B.V. and Infinity Holding E Participações Ltda. contributed $1, $2 and $2, respectively, each receiving proportionate equity interests of 20%, 40% and 40%, respectively.  The Company did not receive any distributions and our share of the Brazil JV’s net losses was $271 and $88 during 2016 and 2015, respectively. The wholly-owned subsidiary of Wendy’s also agreed to lend the Brazil JV an aggregate amount up to, but not to exceed, $8,000.  The loan is denominated in U.S. Dollars, which is also the functional currency of the subsidiary; therefore, there is no exposure to changes in foreign currency rates. During 2016 and 2015, the Company loaned the Brazil JV $5,110 and $1,700, respectively. The loan is due October 20, 2020 and bears interest at 6.5% per year. See Note 6 for further discussion.

The carrying value of our investment in TimWen exceeded our interest in the underlying equity of the joint venture by $31,213 and $32,513 as of January 1, 2017 and January 3, 2016, respectively, primarily due to purchase price adjustments from the Wendy’s merger.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is activity related to our portion of TimWen and the Brazil JV included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended January 1, 2017, January 3, 2016 and December 28, 2014.

	Year Ended
	2016	2015	2014
Balance at beginning of period	$55,541	$69,790	$79,810

Investment	172	108	—

Equity in earnings for the period	10,627	11,533	12,802
Amortization of purchase price adjustments (a)	(2,276)	(2,328)	(2,626)
	8,351	9,205	10,176
Distributions received	(11,426)	(12,451)	(13,896)
Foreign currency translation adjustment included in “Other comprehensive income (loss), net”	1,907	(11,111)	(6,300)
Balance at end of period	$54,545	$55,541	$69,790
_______________

(a)	Based upon an average original aggregate life of 21 years.

Indirect Investment in Arby’s

In connection with the sale of Arby’s, Wendy’s Restaurants obtained an 18.5% equity interest in ARG Holding Corporation (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s), with a fair value of $19,000. See Note 12 for further information on the fair value of our indirect investment in Arby’s as of January 1, 2017 and January 3, 2016. Our 18.5% equity interest as of January 1, 2017 has the potential to be diluted by stock options issued as incentives to Arby’s management. We account for our interest in Arby’s as a cost method investment. The carrying value of our investment was reduced to zero during 2013 in connection with the receipt of a dividend that was determined to be a return of our investment. During 2015, the Company received a dividend of $54,911 from our investment in Arby’s, which was recognized in “Investment income, net.”

(8) Properties

	Year End
	January 1, 2017	January 3, 2016
Owned:
Land	$381,305	$379,982
Buildings and improvements	504,730	508,186
Office, restaurant and transportation equipment	234,275	308,274
Leasehold improvements	371,954	371,734
Leased:
Capital leases (a)	115,541	65,873
	1,607,805	1,634,049
Accumulated depreciation and amortization (b)	(415,466)	(406,105)
	$1,192,339	$1,227,944
_______________

(a)	These assets principally include buildings and improvements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)	Includes $13,705 and $9,827 of accumulated amortization related to capital leases at January 1, 2017 and January 3, 2016, respectively.

Depreciation and amortization expense related to properties was $92,286, $114,961 and $127,528 during 2016, 2015 and 2014, respectively. Depreciation and amortization includes $2,598, $8,607 and $19,353 of accelerated depreciation and amortization during 2016, 2015 and 2014, respectively, on certain long-lived assets to reflect their use over shortened estimated useful lives in connection with the reimaging of restaurants under our Image Activation program.

(9) Goodwill and Other Intangible Assets

Goodwill activity for 2016 and 2015 was as follows:

	Year End
	January 1, 2017	January 3, 2016

Balance at beginning of year	$770,781	$822,562
Sale of the Bakery	—	(12,067)
Restaurant dispositions	(30,132)	(32,942)
Restaurant acquisitions (a)	—	(1,408)
Currency translation adjustment and other, net	761	(5,364)
Balance at end of year	$741,410	$770,781
_______________

(a)
Restaurant acquisitions in 2015 primarily represents an adjustment to the fair value of franchise rights acquired in connection with the acquisition of franchised restaurants during 2014. See Note 3 for further information.

Our annual goodwill impairment test was completed through a qualitative assessment performed in the fourth quarter of 2016, which indicated the fair value of goodwill of our Wendy’s North America restaurants was more likely than not greater than the carrying amount.

The following is a summary of the components of other intangible assets and the related amortization expense:

	Year End
	January 1, 2017			January 3, 2016
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$903,000	$—	$903,000	$903,000	$—	$903,000
Definite-lived:
Franchise agreements	348,403	(137,047)	211,356	347,970	(120,298)	227,672
Favorable leases	208,626	(57,440)	151,186	209,523	(50,750)	158,773
Reacquired rights under franchise agreements	1,690	(1,536)	154	8,753	(6,503)	2,250
Software	123,613	(66,778)	56,835	97,590	(49,698)	47,892
	$1,585,332	$(262,801)	$1,322,531	$1,566,836	$(227,249)	$1,339,587

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Aggregate amortization expense:
Actual for fiscal year (a):
2014	$42,274
2015	54,686
2016	48,824
Estimate for fiscal year:
2017	$44,977
2018	43,237
2019	38,988
2020	34,826
2021	29,770
Thereafter	227,733
_______________

(a)
Includes impairment charges on other intangible assets of $3,288, $3,656 and $3,610 during 2016, 2015 and 2014, respectively. See Note 16 for more information on impairment of our long-lived assets. Also includes accelerated amortization on previously acquired franchise rights in territories that will be or have been sold as a part of our system optimization initiative of $1,600, $6,384 and $474 during 2016, 2015 and 2014, respectively.

(10) Accrued Expenses and Other Current Liabilities

	Year End
	January 1, 2017	January 3, 2016
Accrued compensation and related benefits	$47,214	$60,566
Accrued taxes	21,571	19,925
Other	33,249	43,913
	$102,034	$124,404

(11) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	January 1, 2017	January 3, 2016
Series 2015-1 Class A-2 Notes: (a)
Series 2015-1 Class A-2-I Notes	$864,063	$872,813
Series 2015-1 Class A-2-II Notes	888,750	897,750
Series 2015-1 Class A-2-III Notes	493,750	498,750
7% debentures, due in 2025 (b)	88,277	87,057
Capital lease obligations, due through 2045	211,714	109,173
Unamortized debt issuance costs	(34,272)	(39,430)
	2,512,282	2,426,113
Less amounts payable within one year	(24,652)	(23,290)
Total long-term debt	$2,487,630	$2,402,823

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, as of January 1, 2017 were as follows:

Fiscal Year
2017	$24,652
2018	25,318
2019	862,464
2020	16,482
2021	18,079
Thereafter	1,611,282
$2,558,277
_______________

(a)
On June 1, 2015, Wendy’s Funding, LLC (“Wendy’s Funding” or the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.371% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $875,000, Series 2015-1 4.080% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”) with an initial principal amount of $900,000 and the Series 2015-1 4.497% Fixed Rate Senior Secured Notes, Class A-2-III, (the “Class A-2-III Notes”) with an initial principal amount of $500,000 (collectively, the “Series 2015-1 Class A-2 Notes”). In addition, the Master Issuer entered into a revolving financing facility of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2015-1 Class A-1 Notes” and, together with the Series 2015-1 Class A-2 Notes, the “Series 2015-1 Senior Notes”), which allows for the drawing of up to $150,000 under the Series 2015-1 Class A-1 Notes, which include certain credit instruments, including a letter of credit facility. The Series 2015-1 Class A-1 Notes were issued under the Indenture and allow for drawings on a revolving basis. During 2015, the Company borrowed and repaid $19,000 under the Series 2015-1 Class A-1 Notes.

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

Interest and principal payments on the Series 2015-1 Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Series 2015-1 Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the Series 2015-I Class A-2 Notes is in June 2045, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment dates of the Class A-2-I Notes, the Class A-2-II Notes and the Class A-2-III Notes will be 4.25, seven and 10 years, respectively, from the date of issuance (the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Series 2015-1 Class A-2 Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture.

The Series 2015-1 Class A-1 Notes will accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Series 2015-1 Class A-1 note agreement. There is a commitment fee on the unused portion of the Series 2015-1 Class A-1 Notes which ranges from 0.50% to 0.85% based on utilization. It is anticipated that the principal and interest on the Series 2015-1 Class A-1 Notes will be repaid in full on or prior to June 2020, subject to two additional one-year extensions. Following the anticipated repayment date (and any extensions thereof), additional interest will accrue on the Series 2015-1 Class A-1 Notes equal to 5.0% per year. As of January 1, 2017 and January 3, 2016, $26,552 and $23,002 of letters of credit were outstanding against the Series 2015-1 Class A-1 Notes, respectively, which relate primarily to interest reserves required under the Indenture.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

During 2016 and 2015, the Company incurred debt issuance costs of $2,495 and $43,817, respectively, in connection with the issuance of the Series 2015-1 Senior Notes. The debt issuance costs are being amortized to “Interest expense” through the Anticipated Repayment Dates of the Series 2015-1 Senior Notes utilizing the effective interest rate method. As of January 1, 2017, the effective interest rates, including the amortization of debt issuance costs, were 3.791%, 4.340% and 4.682% for the Class A-2-I Notes, Class A-2-II Notes and Class A-2-III Notes, respectively.

The Series 2015-1 Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Series 2015-1 Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Series 2015-1 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Series 2015-1 Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Series 2015-1 Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Series 2015-1 Class A-2 Notes on the applicable scheduled maturity date. The Series 2015-1 Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Series 2015-1 Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. There were no events of default under the documents governing the Series 2015-1 Senior Notes as of January 1, 2017.

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the noteholders, and are restricted in their use. As of January 1, 2017 and January 3, 2016, Wendy’s Funding had restricted cash of $29,096 and $29,327, respectively, which primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Series 2015-1 Class A-2 Notes.

The proceeds from the issuance of the Series 2015-1 Class A-2 Notes, were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s May 16, 2013 Restated Credit Agreement amended on September 24, 2013 (the “2013 Restated Credit Agreement”). In connection with the repayment of the Term A Loans and Term B Loans, Wendy’s terminated the related interest rate swaps with notional amounts totaling $350,000 and $100,000, respectively, which had been designated as cash flow hedges. See Note 12 for more information on the interest rate swaps. As a result, the Company recorded a loss on early extinguishment of debt of $7,295 during the second quarter of 2015, primarily consisting of the write-off of deferred costs related to the 2013 Restated Credit Agreement of $7,233 and fees paid to terminate the related interest rate swaps of $62.

(b)
Wendy’s 7% debentures are unsecured and were reduced to fair value in connection with the Wendy’s merger based on their outstanding principal of $100,000 and an effective interest rate of 8.6%. The fair value adjustment is being accreted and the related charge included in “Interest expense” until the debentures mature. These debentures contain covenants that restrict the incurrence of indebtedness secured by liens and certain capitalized lease transactions. Wendy’s was in compliance with these covenants as of January 1, 2017.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. Neither the Company, nor Wendy’s, is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations. The full amount of the line was available under this line of credit as of January 1, 2017.

At January 1, 2017, one of Wendy’s Canadian subsidiaries had a revolving credit facility of C$6,000 which bears interest at the Bank of Montreal Prime Rate. The debt is guaranteed by Wendy’s. The full amount of the line was available under this line of credit as of January 1, 2017.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the Company’s assets pledged as collateral for certain debt:

Year End
January 1, 2017
Cash and cash equivalents	$13,300
Accounts and notes receivable, net (including long-term)	48,644
Inventories	2,761
Properties	179,781
Other intangible assets	1,112,515
Restricted cash and other assets (including long-term)	51,211
$1,408,212

(12) Fair Value Measurements

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	January 1, 2017		January 3, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$5,335	$5,335	$45,339	$45,339	Level 1
Non-current cost method investments (a)	2,436	326,283	2,828	249,870	Level 3

Financial liabilities
Series 2015-1 Class A-2-I Notes (b)	864,063	857,349	872,813	849,106	Level 2
Series 2015-1 Class A-2-II Notes (b)	888,750	880,005	897,750	879,795	Level 2
Series 2015-1 Class A-2-III Notes (b)	493,750	474,543	498,750	484,648	Level 2
7% debentures, due in 2025 (b)	88,277	99,750	87,057	100,500	Level 2
Guarantees of franchisee loan obligations (c)	280	280	851	851	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s is based on applying a multiple to Arby’s adjusted earnings before income taxes, depreciation and amortization per its current unaudited financial information. The carrying value of our

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

indirect investment in Arby’s was reduced to zero during 2013 in connection with the receipt of a dividend. See Note 7 for more information. The fair values of our remaining investments are not significant and are based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments.

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

The carrying amounts of cash, accounts payable and accrued expenses approximated fair value due to the short-term nature of those items. The carrying amounts of accounts and notes receivable, net (both current and non-current) approximated fair value due to the effect of the related allowance for doubtful accounts. Our cash and cash equivalents and guarantees are the only financial assets and liabilities measured and recorded at fair value on a recurring basis.

Derivative Instruments

The Company’s primary objective for entering into interest rate swap agreements was to manage its exposure to changes in interest rates, as well as to maintain an appropriate mix of fixed and variable rate debt.

Our derivative instruments for 2015 included seven forward-starting interest rate swaps designated as cash flow hedges to change the floating rate interest payments for $350,000 and $100,000 in borrowings associated with the Term A Loans and Term B Loans, respectively, under the Company’s prior credit agreement, to fixed rate interest payments beginning June 30, 2015 and maturing on December 31, 2017. In May 2015, the Company terminated these interest rate swaps and paid $7,275, which was recorded against the derivative liability. In addition, the Company incurred $62 in fees to terminate the interest rate swaps which was included in “Loss on early extinguishment of debt.” See Note 11 for further information. The unrealized loss on the cash flow hedges at termination of $7,275 is being reclassified on a straight-line basis from “Accumulated other comprehensive loss” to “Interest expense” beginning June 30, 2015 (the original effective date of the interest rate swaps) through December 31, 2017 (the original maturity date of the interest rate swaps). As a result, 2016 and 2015 include the reclassification of unrealized losses on the cash flow hedges of $2,894 and $1,487, respectively, from “Accumulated other comprehensive loss” to “Interest expense.”

There was no hedge ineffectiveness from these cash flows hedges through their termination in May 2015.

Non-Recurring Fair Value Measurements

Assets and liabilities remeasured to fair value on a non-recurring basis during 2016 and 2015 resulted in impairment that we have recorded to “Impairment of long-lived assets” in our consolidated statements of operations.

Total losses for 2016 and 2015 reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements and favorable lease assets) to fair value as a result of (1) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants and (2) declines in operating performance at Company-operated restaurants. The fair value of long-lived assets held and used presented in the tables below represents the remaining carrying value and was estimated based on either discounted cash flows of future anticipated lease and sublease income or current market values.

Total losses for 2016 and 2015 also include the impact of remeasuring long-lived assets held for sale, which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 16 for more information on impairment of our long-lived assets.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

		Fair Value Measurements			2016 Total Losses
	January 1, 2017	Level 1	Level 2	Level 3
Held and used	$5,462	$—	$—	$5,462	$15,928
Held for sale	1,552	—	—	1,552	313
Total	$7,014	$—	$—	$7,014	$16,241

		Fair Value Measurements			2015 Total Losses
	January 3, 2016	Level 1	Level 2	Level 3
Held and used	$10,244	$—	$—	$10,244	$22,346
Held for sale	4,328	—	—	4,328	2,655
Total	$14,572	$—	$—	$14,572	$25,001

(13) Income Taxes

Income from continuing operations before income taxes is set forth below:

	Year Ended
	2016	2015	2014
Domestic	$192,082	$208,827	$173,143
Foreign	9,608	25,301	19,397
	$201,690	$234,128	$192,540

The (provision for) benefit from income taxes from continuing operations is set forth below:

	Year Ended
	2016	2015	2014
Current:
U.S. Federal	$(75,167)	$(12,414)	$6,673
State	(5,805)	3,346	(7,863)
Foreign	(5,307)	(10,778)	(8,093)
Current tax provision	(86,279)	(19,846)	(9,283)
Deferred:
U.S. Federal	7,975	(53,916)	(67,977)
State	6,733	(21,375)	671
Foreign	(495)	988	473
Deferred tax benefit (provision)	14,213	(74,303)	(66,833)
Income tax provision	$(72,066)	$(94,149)	$(76,116)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Deferred tax assets (liabilities) are set forth below:

	Year End
	January 1, 2017	January 3, 2016
Deferred tax assets:
Unfavorable leases	$50,771	$40,084
Net operating loss and credit carryforwards	44,733	51,782
Accrued compensation and related benefits	31,994	35,963
Deferred rent	19,552	17,661
Accrued expenses and reserves	16,486	18,156
Other	9,293	9,157
Valuation allowances	(11,400)	(17,097)
Total deferred tax assets	161,429	155,706
Deferred tax liabilities:
Intangible assets	(495,505)	(499,467)
Owned and leased fixed assets net of related obligations	(89,251)	(95,619)
Other	(23,186)	(20,333)
Total deferred tax liabilities	(607,942)	(615,419)
	$(446,513)	$(459,713)

In March 2016, the FASB issued an amendment that simplifies certain aspects of the accounting for employee share-based payment transactions. See Note 1 for further details.

Changes in the Company’s deferred tax asset and liability balances were primarily the result of the utilization of net operating loss and credit carryforwards and the impact of the system optimization initiative, as described in Note 2, primarily related to state valuation allowances and favorable and unfavorable leases.

The amounts and expiration dates of net operating loss and tax credit carryforwards are as follows:

	Amount	Expiration
Tax credit carryforwards:
U.S. federal foreign tax credits	$18,911	2021-2024
State tax credits	457	2020-2023
Foreign tax credits of non-U.S. subsidiaries	2,770	2021-2025
Total	$22,138

Net operating loss carryforwards:
State net operating loss carryforwards	$779,841	2017-2035

As of January 1, 2017, the Company had a deferred tax asset of $46,612 related to the state net operating loss carryforwards and federal, foreign and state tax credits before reduction for unrecognized tax benefits related to excess share-based compensation deductions. In 2016 and prior years, the Company deducted $175,376 in excess of cumulative compensation costs relating to the exercise of stock options and vesting of restricted stock. The Company has recognized $3,082, $49,613 and $9,363 in 2016, 2015 and 2014, respectively, of the $63,938 tax benefit as a reduction of current income taxes payable with an equal offsetting increase in “Additional paid-in capital.”

The Company’s valuation allowances of $11,400, $17,097 and $11,213 as of January 1, 2017, January 3, 2016 and December 28, 2014, respectively, relate to state net operating loss and foreign and state tax credit carryforwards. Valuation allowances decreased $5,697 during 2016 and increased $5,884 during 2015, primarily as a result of our system optimization

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

initiative described in Note 2. The relative presence of company operated restaurants in various states impacts expected future state taxable income available to utilize state net operating loss carryforwards. As the system optimization initiative has changed the Company’s relative presence in various states, the Company’s judgment about the ability to utilize certain state net operating loss carryforwards has likewise changed. Valuation allowances increased $665 during 2014 primarily as a result of generating foreign tax credits with a limited carryforward period in 2014 that are in excess of what the Company expects to utilize prior to their expiration.

Deferred income taxes have not been recorded for temporary differences related to investments in non-U.S. subsidiaries. These temporary differences were approximately $108,038 at January 1, 2017 and consisted primarily of undistributed earnings considered permanently invested in operations outside the U.S. Determination of the incremental income tax liability on these unremitted earnings is dependent on circumstances existing if, and when remittance occurs. However, we estimate that if unremitted earnings were to have been remitted, the additional tax liability would have been approximately $10,640 at January 1, 2017.

The reconciliation of income tax computed at the U.S. Federal statutory rate to reported income tax is set forth below:

	Year Ended
	2016	2015	2014
Income tax provision at the U.S. Federal statutory rate	$(70,592)	$(81,945)	$(67,389)
State income tax provision, net of U.S. Federal income tax effect	(3,767)	(7,234)	(4,747)
Non-deductible goodwill (a)	(6,409)	(7,435)	(9,389)
Valuation allowances (b)	4,915	(6,075)	(665)
Foreign and U.S. tax effects of foreign operations	2,278	4,389	4,089
Non-deductible expenses and other	1,509	4,151	1,985
	$(72,066)	$(94,149)	$(76,116)
_______________

(a)
Substantially all of the goodwill included in the gain on sales of restaurants in 2016, 2015 and 2014 under our system optimization initiative was non-deductible for tax purposes. See Notes 2 and 9 for further information. Included in the 2016 amount is a $3,837 federal benefit related to the correction to a prior year identified and recorded in the second quarter of 2016. The corresponding state benefit correction of $398 is included in the state income tax provision amount above.

(b)
Includes changes for deferred tax assets generated or utilized during the current year and changes in our judgment regarding the likelihood of the utilization of deferred tax assets. 2016 and 2015 primarily relate to changes in the likelihood of the utilization of deferred tax assets related to state net operating loss carryforwards. Included in the 2016 amount is a $2,878 benefit related to the correction to a prior year identified and recorded in the first quarter of 2016.

The Company’s system optimization initiative described in Note 2 impacted our tax provision due to the following: (1) goodwill disposal and other non-deductible expenses incurred in connection with the sale of restaurants during 2016, 2015 and 2014 of $7,544, $8,987 and $9,389, respectively, (2) changes to the Canadian deferred tax rate of $70 in 2014, (3) a decrease in the state deferred tax rate of $2,692 in 2016 and an increase of $1,587 in 2015 and (4) a decrease in valuation allowances related to the likelihood of the utilization of state net operating loss carryforwards of $2,062 in 2016 and an increase of $4,542 in 2015. These amounts are included in the state income tax provision, the foreign provision, non-deductible goodwill and the valuation allowance amounts presented in the table above.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years 2009 through 2015 have been settled. Certain of the Company’s state income tax returns from its 2012 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Unrecognized Tax Benefits

As of January 1, 2017, the Company had unrecognized tax benefits of $19,545, which, if resolved favorably would reduce income tax expense by $14,752. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year End
	January 1, 2017	January 3, 2016	December 28, 2014
Beginning balance	$21,224	$25,715	$23,897
Additions:
Tax positions of current year	306	927	—
Tax positions of prior years	440	476	2,678
Reductions:
Tax positions of prior years	(2,126)	(5,182)	(582)
Settlements	(42)	(251)	—
Lapse of statute of limitations	(257)	(461)	(278)
Ending balance	$19,545	$21,224	$25,715

The reduction of unrecognized tax benefits in 2016 was primarily related to a $1,822 revaluation of certain state net operating loss carryforwards as a result of the system optimization initiative which did not reduce tax expense.

During 2017, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $714, due to the lapse of statutes of limitations and expected settlements with taxing authorities.

During 2016, 2015 and 2014, the Company recognized $75, $(1,627) and $315 of expense (income) for interest and $25, $(15) and $(330) of expense (income) for penalties, respectively, related to uncertain tax positions. The Company has approximately $1,296 and $1,223 accrued for interest and $615 and $642 accrued for penalties as of January 1, 2017 and January 3, 2016, respectively.

(14) Stockholders’ Equity

Dividends

During 2016, 2015 and 2014, The Wendy’s Company paid dividends per share of $0.245, $0.225 and $0.205, respectively.

Treasury Stock

There were 470,424 shares of common stock issued at the beginning and end of 2016, 2015 and 2014. Treasury stock activity for 2016, 2015 and 2014 was as follows:

	Treasury Stock
	2016	2015	2014
Number of shares at beginning of year	198,109	104,614	77,637
Repurchases of common stock	29,545	99,881	32,716
Common shares issued:
Stock options, net	(2,914)	(5,043)	(4,930)
Restricted stock, net	(796)	(1,258)	(732)
Director fees	(20)	(21)	(24)
Other	(74)	(64)	(53)
Number of shares at end of year	223,850	198,109	104,614

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Repurchases of Common Stock

On June 1, 2015, our Board of Directors authorized a repurchase program for up to $1,400,000 of our common stock through January 1, 2017, when and if market conditions warrant and to the extent legally permissible. In November 2016, the Company entered into an accelerated share repurchase agreement (the “2016 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing $1,400,000 share repurchase program. Under the 2016 ASR Agreement, the Company paid the financial institution an initial purchase price of $150,000 in cash and received an initial delivery of 11,087 shares of common stock, representing an estimate of 85% of the total shares expected to be delivered under the 2016 ASR Agreement. The total number of shares of common stock ultimately purchased by the Company under the 2016 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2016 ASR Agreement, less an agreed upon discount. On December 27, 2016, the Company completed the 2016 ASR Agreement and received an additional 316 shares of common stock. Additionally, during 2016, the Company repurchased 18,142 shares with an aggregate purchase price of $184,986, excluding commissions of $272. As a result, the Company completed substantially all of the $1,400,000 share repurchase program. In February, 2017, our Board of Directors authorized a repurchase program for up to $150,000 of our common stock through March 4, 2018. Subsequent to January 1, 2017 through February 22, 2017, the Company repurchased 97 shares with an aggregate purchase price of $1,349, excluding commissions of $2.

Also as part of the June 2015 authorization, the Company commenced an $850,000 share repurchase program on June 3, 2015, which included (1) a modified Dutch auction tender offer to repurchase up to $639,000 of our common stock and (2) a separate stock purchase agreement to repurchase up to $211,000 of our common stock from the Trian Group. For additional information on the separate stock purchase agreement see Note 22. On June 30, 2015, the tender offer expired and on July 8, 2015, the Company repurchased 55,808 shares at $11.45 per share for an aggregate purchase price of $639,000. On July 17, 2015, the Company repurchased 18,416 shares at $11.45 per share, pursuant to the separate stock purchase agreement, for an aggregate purchase price of $210,867. As a result, the $850,000 share repurchase program that commenced on June 3, 2015 was completed during the third quarter of 2015. During 2015, the Company incurred costs of $2,288 in connection with the tender offer and Trian Group stock purchase agreement, which were recorded to treasury stock.

In August 2015, the Company entered into an accelerated share repurchase agreement (the “2015 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase programs. Under the 2015 ASR Agreement, the Company paid the financial institution an initial purchase price of $164,500 in cash and received an initial delivery of 14,385 shares of common stock, representing an estimate of 85% of the total shares expected to be delivered under the 2015 ASR Agreement. The total number of shares of common stock ultimately purchased by the Company under the 2015 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2015 ASR Agreement, less an agreed discount. On September 25, 2015, the Company completed the 2015 ASR Agreement and received an additional 3,551 shares of common stock. During 2015, the Company incurred costs of $58 in connection with the 2015 ASR Agreement, which were recorded to treasury stock.

Also as part of the June 2015 authorization, the Company repurchased 2,066 shares during 2015 with an aggregate purchase price of $21,959, of which $1,700 was accrued at January 3, 2016 and excluding commissions of $28.

In August 2014, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through December 31, 2015, when and if market conditions warrant and to the extent legally permissible. As part of the August 2014 authorization, $76,111 remained available as of December 28, 2014. During the first and second quarters of 2015, the Company repurchased 5,655 shares with an aggregate purchase price of $61,631, excluding commissions of $86. During the third quarter of 2015, the Company repurchased $14,480 through the 2015 ASR Agreement described above. As a result, the $100,000 share repurchase program authorized in August 2014 was completed.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout 2016, 2015 and 2014.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive income (loss) attributable to The Wendy’s Company, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges (a)	Pension	Total
Balance at December 29, 2013	$(9,803)	$744	$(1,278)	$(10,337)
Current-period other comprehensive (loss) income	(18,560)	(2,788)	391	(20,957)
Balance at December 28, 2014	(28,363)	(2,044)	(887)	(31,294)
Current-period other comprehensive (loss) income	(37,800)	(1,527)	(202)	(39,529)
Balance at January 3, 2016	(66,163)	(3,571)	(1,089)	(70,823)
Current-period other comprehensive income (loss)	5,864	1,774	(56)	7,582
Balance at January 1, 2017	$(60,299)	$(1,797)	$(1,145)	$(63,241)
_______________

(a)
Current-period other comprehensive income (loss) includes the effect of changes in unrealized losses on cash flow hedges, net of tax, for 2015 and 2014, respectively. In addition, 2016 and 2015 include the reclassification of unrealized losses on cash flow hedges of $1,774 and $915, respectively, from “Accumulated other comprehensive loss” to our consolidated statements of operations consisting of $2,894 and $1,487, respectively, recorded to “Interest expense,” net of the related income tax benefit of $1,120 and $572, respectively, recorded to “Provision for income taxes.” See Note 12 for more information.

(15) Share-Based Compensation

The Company maintains several equity plans (the “Equity Plans”) which collectively provide or provided for the grant of stock options, restricted shares, tandem stock appreciation rights, restricted share units and performance shares to certain officers, other key employees, non-employee directors and consultants. The Company has not granted any tandem stock appreciation rights. During 2010, the Company implemented the 2010 Omnibus Award Plan (as amended, the “2010 Plan”) for the issuance of equity awards as described above. In June 2015, the 2010 Plan was amended with shareholder approval, to increase the number of shares of common stock available for issuance under the plan by 20,000. All equity grants during 2016 and 2015 were issued from the 2010 Plan and it is currently the only equity plan from which future equity awards may be granted. As of January 1, 2017, there were approximately 34,516 shares of common stock available for future grants under the 2010 Plan. During the periods presented in the consolidated financial statements, the Company settled all exercises of stock options and vesting of restricted shares, including performance shares, with treasury shares.

Stock Options

The Company’s current outstanding stock options have maximum contractual terms of 10 years and vest ratably over three years or cliff vest after three years. The exercise price of options granted is equal to the market price of the Company’s common stock on the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes Model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes stock option activity during 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 3, 2016	16,841	$7.73
Granted	3,797	10.09
Exercised	(3,218)	6.94
Forfeited and/or expired	(723)	10.13
Outstanding at January 1, 2017	16,697	$8.31	7.6	$86,960
Vested or expected to vest at January 1, 2017	16,559	$8.30	7.6	$86,439
Exercisable at January 1, 2017	8,842	$7.07	6.4	$57,102

The total intrinsic value of options exercised during 2016, 2015 and 2014 was $12,594, $30,116 and $13,948, respectively. The weighted average grant date fair value of stock options granted during 2016, 2015 and 2014 was $2.12, $2.27 and $2.34, respectively.

The weighted average grant date fair value of stock options was determined using the following assumptions:

	2016	2015	2014
Risk-free interest rate	1.28%	1.76%	1.97%
Expected option life in years	5.62	5.62	6.35
Expected volatility	28.25%	29.25%	35.38%
Expected dividend yield	2.38%	2.23%	2.43%

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes activity of Restricted Shares during 2016:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 3, 2016	1,799	$8.32
Granted	726	10.33
Vested	(616)	7.65
Forfeited	(92)	8.95
Non-vested at January 1, 2017	1,817	$9.30

The total fair value of Restricted Shares that vested in 2016, 2015 and 2014 was $6,339, $10,188 and $5,251, respectively.

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

The fair values of the performance condition awards granted in 2016, 2015 and 2014 were determined using the average of the high and low trading prices of our common stock on the date of grant. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal.

The fair value of market condition awards granted in 2016 and 2015 were estimated using the Monte Carlo simulation model. There were no market condition awards granted during 2014. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the average of the high and low trading prices of our common stock on the date of grant.

The input variables are noted in the table below:

	2016	2015
Risk-free interest rate	0.82%	1.00%
Expected life in years	3.00	3.00
Expected volatility	27.03%	25.56%
Expected dividend yield (a)	0.00%	0.00%
_______________

(a)	The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes activity of performance shares at Target during 2016:

	Performance Condition Awards		Market Condition Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 3, 2016	917	$9.23	104	$17.08
Granted	267	9.44	246	10.25
Dividend equivalent units issued (a)	18	—	7	—
Vested (b)	(385)	7.92	—	—
Forfeited	(18)	10.03	(5)	17.08
Non-vested at January 1, 2017	799	$9.89	352	$12.17
_______________

(a)	Dividend equivalent units are issued in lieu of cash dividends for non-vested performance shares. There is no weighted average fair value associated with dividend equivalent units.

(b)	Excludes the vesting of an additional 246 shares, which resulted from the performance of performance condition awards exceeding Target.

The total fair value of performance condition awards that vested in 2016, 2015 and 2014 was $5,954, $1,156 and $104, respectively. The total fair value of market condition awards that vested in 2015 and 2014 was $10,073 and $6,382, respectively. No market condition awards vested in 2016.

Modifications of Share-Based Awards

During 2015 and 2014, the Company modified the terms of awards granted to 25 and 45 employees, respectively, in connection with its system optimization initiative and G&A realignment plan discussed in Note 4 as well as the Bakery sale discussed in Note 18. These modifications resulted in the accelerated vesting of certain stock options and performance-based awards upon termination of such employees. As a result, during 2015, the Company recognized net increases in share-based compensation of $5,977, of which $5,624, $181 and $172 was included in “Reorganization and realignment costs,” “General and administrative” and “Net income from discontinued operations,” respectively, as a result of the modifications. During 2014, the Company recognized a net increase in share-based compensation of $2,376, of which $4,472 was included in “Reorganization and realignment costs” with an offsetting reduction to “General and administrative” of $2,096.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Share-Based Compensation

Total share-based compensation and the related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

	Year Ended
	2016	2015	2014
Stock options	$6,859	$10,081	$13,692
Restricted Shares	5,051	4,834	4,495
Performance shares:
Performance condition awards	4,681	888	7,456
Market condition awards	1,550	1,348	37
Modifications, net	—	5,805	2,376
Share-based compensation (a)	18,141	22,956	28,056
Less: Income tax benefit (a)	(6,520)	(8,380)	(10,357)
Share-based compensation, net of income tax benefit	$11,621	$14,576	$17,699
_______________

(a)
Excludes $275 and $187 of pre-tax share-based compensation and $106 and $72 of related income tax benefits for 2015 and 2014, respectively, which are included in “Net income from discontinued operations.”

As of January 1, 2017, there was $20,888 of total unrecognized share-based compensation, which will be recognized over a weighted average amortization period of 2.0 years.

(16) Impairment of Long-Lived Assets

During 2016, 2015 and 2014, the Company recorded impairment charges on long-lived assets as a result of (1) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, (2) the deterioration in operating performance of certain Company-operated restaurants and charges for capital improvements in restaurants impaired in prior years which did not subsequently recover and (3) closing Company-operated restaurants and classifying such surplus properties as held for sale. The Company may recognize additional impairment charges resulting from leasing or subleasing additional properties to franchisees in connection with sales of Company-operated restaurants to franchisees.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets:”

	Year Ended
	2016	2015	2014
Restaurants leased or subleased to franchisees	$14,010	$19,214	$11,993
Company-operated restaurants	1,918	3,132	5,146
Surplus properties	313	2,655	2,474
	$16,241	$25,001	$19,613

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(17) Investment Income, Net

	Year Ended
	2016	2015	2014
Distributions, including dividends (a)	$—	$54,911	$184
Gain on sale of investments, net	497	335	975
Other than temporary loss on cost method investment	—	(3,150)	—
Other, net	226	118	40
	$723	$52,214	$1,199
_______________

(a)	During 2015, the Company received a dividend of $54,911 from our investment in Arby’s. See Note 7 for further information.

(18) Discontinued Operations

Sale of the Bakery

On May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in the Bakery to East Balt US, LLC (the “Buyer”) for $78,500 in cash (subject to customary purchase price adjustments). The Company also assigned certain capital leases for transportation equipment to the Buyer but retained the related obligation, which was settled during 2015. Pursuant to the sale agreement, the Company was obligated to continue to provide health insurance benefits to the Bakery’s employees at the Company’s expense through December 31, 2015. The Company recorded a pre-tax gain on the disposal of the Bakery of $25,529 during 2015, which included transaction closing costs and a reduction of goodwill. The Company recognized income tax expense associated with the gain on disposal of $14,860 during 2015, which included the impact of the disposal of non-deductible goodwill.

In conjunction with the Bakery sale, Wendy’s entered into a transition services agreement with the Buyer, pursuant to which Wendy’s provided certain continuing corporate and shared services to the Buyer through March 31, 2016 for no additional consideration. A purchasing cooperative, Quality Supply Chain Co-op, Inc., established by Wendy’s and its franchisees, agreed to continue to source sandwich buns from the Bakery, for a specified time period following the sale of the Bakery. As a result, Wendy’s paid the Buyer $10,176 and $8,358 for the purchase of sandwich buns during 2016 and for the period from June 1, 2015 through January 3, 2016, respectively, which has been recorded to “Cost of sales.”

Information related to the Bakery has been reflected in the accompanying consolidated financial statements as follows:

•	Balance sheets - As a result of our sale of the Bakery on May 31, 2015, there are no remaining Bakery assets and liabilities.

•
Statements of operations - The Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 and the year ended December 28, 2014 have been presented as discontinued operations. In addition, the gain on disposal of the Bakery has been included in “Net income from discontinued operations” for the year ended January 3, 2016.

•
Statements of cash flows - The Bakery’s cash flows prior to its sale (for the period from December 29, 2014 through May 31, 2015 and for the year ended December 28, 2014) have been included in, and not separately reported from, our consolidated cash flows. The consolidated statement of cash flows for the year ended January 3, 2016 also includes the effects of the sale of the Bakery.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table presents the Bakery’s results of operations and the gain on disposal, which have been included in discontinued operations:

	Year Ended
	2015	2014
Revenues (a)	$25,885	$62,561
Cost of sales (b)	(7,543)	(45,710)
	18,342	16,851
General and administrative	(1,093)	(2,525)
Depreciation and amortization (c)	(2,297)	(5,471)
Other expense, net (d)	(19)	(126)
Income from discontinued operations before income taxes	14,933	8,729
Provision for income taxes	(4,439)	(3,719)
Income from discontinued operations, net of income taxes	10,494	5,010
Gain on disposal of discontinued operations before income taxes	25,529	—
Provision for income taxes on gain on disposal	(14,860)	—
Gain on disposal of discontinued operations, net of income taxes	10,669	—
Net income from discontinued operations	$21,163	$5,010
_______________

(a)	Includes sales of sandwich buns and related products previously reported in “Sales” as well as rental income.

(b)
2015 includes employee separation-related costs of $791 as a result of the sale of the Bakery. In addition, 2015 includes a reduction to cost of sales of $12,486 resulting from the reversal of a liability recorded during 2013 associated with the Bakery’s withdrawal from a multiemployer pension plan. See Note 19 for further discussion.

(c)	Included in “Depreciation and amortization” in our consolidated statements of cash flows for the periods presented.

(d)
Includes net gains on sales of other assets.  During 2015 and 2014, the Bakery received cash proceeds of $50 and $52, respectively, resulting in net gains on sales of other assets of $32 and $69, respectively.

The Bakery’s capital expenditures were $2,693 and $2,613 for 2015 and 2014, respectively, which are included in “Capital expenditures” in our consolidated statements of cash flows.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes the gain on the disposal of the Bakery, which has been included in discontinued operations:

Year Ended
2015
Proceeds from sale of the Bakery (a)	$78,408
Net working capital (b)	(5,655)
Net properties sold (c)	(30,664)
Goodwill allocated to the sale of the Bakery	(12,067)
Other (d)	(2,684)
27,338
Post-closing adjustments on the sale of the Bakery	(1,809)
Gain on disposal of discontinued operations before income taxes	25,529
Provision for income taxes (e)	(14,860)
Gain on disposal of discontinued operations, net of income taxes	$10,669
_______________

(a)	Represents net proceeds received, which includes the purchase price of $78,500 less transaction closing costs paid directly by the Buyer on the Company’s behalf.

(b)	Primarily represents accounts receivable, inventory, prepaid expenses and accounts payable.

(c)	Net properties sold consisted primarily of buildings, equipment and capital leases for transportation equipment.

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

In connection with the matching and profit sharing contributions, the Company recognized compensation expense of $5,177, $6,124 and $6,550 in 2016, 2015 and 2014, respectively.

Pension Plans

The Wendy’s Company maintains two domestic qualified defined benefit plans, the benefits under which were frozen in 1988 and for which The Wendy’s Company has no unrecognized prior service cost. Arby’s employees who were eligible to participate through 1988 (the “Eligible Arby’s Employees”) are covered under one of these plans. Pursuant to the terms of the Arby’s sale agreement, Wendy’s Restaurants retained the liabilities related to the Eligible Arby’s Employees under these plans and received $400 from the buyer for the unfunded liability related to the Eligible Arby’s Employees. In conjunction with the sale of Arby’s, Wendy’s Restaurants transferred the liabilities related to the Eligible Arby’s Employees to The Wendy’s Company. The measurement date used by The Wendy’s Company in determining amounts related to its defined benefit plans is the same as the Company’s fiscal year end.

The balance of the accumulated benefit obligations and the fair value of the plans’ assets at January 1, 2017 were $3,609 and $2,641, respectively. As of January 3, 2016, the balance of the accumulated benefit obligations and the fair value of the plans’

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

assets were $3,809 and $2,699, respectively. As of January 1, 2017 and January 3, 2016, each of the plans had accumulated benefit obligations in excess of the fair value of the assets of the respective plan. The Wendy’s Company recognized $177, $149, and $126 in benefit plan expenses in 2016, 2015 and 2014, respectively, which were included in “General and administrative.” The Wendy’s Company’s future required contributions to the plan are expected to be insignificant.

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

The unionized employees were eligible to participate in the 401(k) Plan from December 5, 2013 through May 31, 2015, for which the Company has made contributions. As a result of the sale of the Bakery, the amounts described above have been included in “Net income from discontinued operations.” See Note 18 for more information on the sale of the Bakery.

Wendy’s Executive Plans

In conjunction with the Wendy’s merger, amounts due under supplemental executive retirement plans (the “SERP”) were funded into a restricted account. As of January 1, 2011, participation in the SERP was frozen to new entrants and future contributions, and existing participants’ balances only earn annual interest. The corresponding SERP liabilities have been included in “Accrued expenses and other current liabilities” and “Other liabilities” and, in the aggregate, were approximately $3,101 and $3,396 as of January 1, 2017 and January 3, 2016, respectively.

Pursuant to the terms of the employment agreement that was entered into with our then Chief Executive Officer as of September 12, 2011, the Company implemented a non-qualified, unfunded, deferred compensation plan. The plan provided that the amount of the executive’s base salary in excess of $1,000 in a tax year will be deferred into the plan which accrues employer funded interest. The compensation deferred under the plan was distributed to our former Chief Executive Officer during 2016. As of January 3, 2016, the deferred compensation liability was included in “Accrued expenses and other current liabilities” and was approximately $524, including both employee contributions and employer funded interest.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Effective January 1, 2017, the Company implemented a non-qualified, unfunded deferred compensation plan for management and highly compensated employees, whereby participants may defer all or a portion of their base compensation and certain incentive awards on a pre-tax basis. The Company credits the amounts deferred with earnings based on the investment options selected by the participants. The Company may also make discretionary contributions to the plan.

(20) Leases

At January 1, 2017, Wendy’s and its franchisees operated 6,537 Wendy’s restaurants. Of the 330 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 149 restaurants, owned the building and held long-term land leases for 128 restaurants and held leases covering land and building for 53 restaurants. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases contain contingent rent provisions that require additional rental payments based upon restaurant sales volume in excess of specified amounts. The Company also leases restaurant, office and transportation equipment. Certain leases also provide for payments of other costs such as real estate taxes, insurance and common area maintenance, which have been excluded from rental expense and future minimum rental payments set forth in the tables below.

As of January 1, 2017, Wendy’s also owned 519 and leased 979 properties that were either leased or subleased principally to franchisees. Initial lease terms are generally 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases to franchisees also include contingent rent provisions based on sales volume exceeding specified amounts. The lessee bears the cost of real estate taxes, insurance and common area maintenance, which have been excluded from rental income and future minimum rental receipts set forth in the tables below.

Rental expense for operating leases consists of the following components:

	Year Ended
	2016	2015	2014
Rental expense:
Minimum rentals	$77,952	$77,606	$76,178
Contingent rentals	18,291	18,270	19,967
Total rental expense (a)	$96,243	$95,876	$96,145
_______________

(a)	Amounts exclude sublease income of $95,072, $61,618, and $46,743 recognized during 2016, 2015 and 2014, respectively.

Rental income for operating leases and subleases consists of the following components:

	Year Ended
	2016	2015	2014
Rental income:
Minimum rentals	$123,171	$68,241	$50,249
Contingent rentals	19,944	18,731	17,745
Total rental income	$143,115	$86,972	$67,994

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table illustrates the Company’s future minimum rental payments and rental receipts for non-cancelable leases and subleases, including rental receipts for direct financing leases as of January 1, 2017. Rental receipts below are presented separately for owned properties and for leased properties based on the classification of the underlying lease.

	Rental Payments		Rental Receipts
Fiscal Year	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Owned Properties
2017	$25,749	$74,400	$34,841	$64,562	$52,840
2018	26,226	72,080	35,024	64,155	53,013
2019	25,235	71,825	35,120	64,391	53,980
2020	25,727	70,831	35,753	64,144	54,573
2021	27,104	70,490	37,180	64,226	56,362
Thereafter	418,349	898,439	572,645	849,766	996,857
Total minimum payments	$548,390	$1,258,065	$750,563	$1,171,244	$1,267,625
Less interest	(336,676)
Present value of minimum capital lease payments (a)	$211,714
_______________

(a)	The present value of minimum capital lease payments of $1,902 and $209,812 are included in “Current portion of long-term debt” and “Long-term debt,” respectively.

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	Year End
	January 1, 2017	January 3, 2016
Land	$271,160	$165,667
Buildings and improvements	312,067	188,621
Office, restaurant and transportation equipment	1,507	1,162
	584,734	355,450
Accumulated depreciation and amortization	(110,166)	(63,476)
	$474,568	$291,974

Our net investment in direct financing leases is as follows:

	Year End
	January 1, 2017	January 3, 2016
Future minimum rental receipts	$401,452	$200,213
Unearned interest income	(277,747)	(135,426)
Net investment in direct financing leases	123,705	64,787
Net current investment in direct financing leases (a)	(101)	(25)
Net non-current investment in direct financing leases (b)	$123,604	$64,762
_______________

(a)	Included in “Accounts and notes receivable, net.”

(b)	Included in “Other assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(21) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Franchisee Image Activation Incentive Programs

In order to promote Image Activation new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants opened by December 31, 2020, with the value of the incentives declining in the later years of the program. Wendy’s also has incentive programs for 2017 available to franchisees that commence Image Activation restaurant remodels by December 15, 2017. The remodel incentive programs provide for reductions in royalty payments for one year after the completion of construction.

In addition, Wendy’s had incentive programs that included reductions in royalty payments in 2016, 2015 and 2014 as well as cash incentives for franchisees’ participation in Wendy’s Image Activation program throughout 2014. The Company recognized expense of $4,369 for cash incentives in “General and administrative” during 2014.

Franchisee Image Activation Financing Program

Wendy’s executed an agreement in 2013 to partner with a third-party lender to establish a financing program for franchisees that participate in our Image Activation program. Under the program, the lender agreed to provide loans to franchisees to be used for the reimaging of restaurants according to the guidelines and specifications under Wendy’s Image Activation program. To support the program, Wendy’s provided to the lender a $6,000 irrevocable stand-by letter of credit, which was issued on July 1, 2013 and was cash collateralized. During 2016, the Company executed an agreement to terminate the letter of credit agreement that had been previously executed as part of the financing program.

Other Loan Guarantees

Wendy’s provides loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new restaurant development and equipment financing to promote systemwide initiatives. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighted average risk percentage established at the inception of each program which has been adjusted for a history of defaults. Wendy’s potential recourse for the aggregate amount of these loans amounted to $955 as of January 1, 2017. As of January 1, 2017, the fair value of these guarantees totaled $135 and is included in “Other liabilities.”

During 2014, Wendy’s provided a C$2,300 guarantee to a lender on behalf of a franchisee, in connection with the sale of Canadian restaurants to the franchisee under the Company’s system optimization initiative. As a result, the total amount of the guarantee was recorded as a deferred gain in 2014 and is included in “Other liabilities.”

During 2012, Wendy’s provided a $2,000 guarantee to a lender for a franchisee, in connection with the refinancing of the franchisee’s debt which originated in 2007. Pursuant to the agreement, the guarantee is subject to an annual reduction over a five year period. As of January 1, 2017, the guarantee totaled $1,317 and Wendy’s has accrued a $145 liability for the fair value of this guarantee based upon a weighted average risk percentage established at the inception of the guarantee.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $62,909 as of January 1, 2017. These leases extend through 2050. We have not received any notice of default related to these leases as of January 1, 2017. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $712 as of January 1, 2017. These leases expire on various dates through 2021.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Insurance

Wendy’s is self-insured for most workers’ compensation losses and purchases insurance for general liability and automotive liability losses, all subject to a $500 per occurrence retention or deductible limit. Wendy’s determines its liability for claims incurred but not reported for the insurance liabilities on an actuarial basis. As of January 1, 2017, the Company had $32,774 recorded for these insurance liabilities. Wendy’s is self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations and determines its liability for health care claims incurred but not reported based on historical claims runoff data. As of January 1, 2017, the Company had $3,265 recorded for these health care insurance liabilities.

Letters of Credit

As of January 1, 2017, the Company had outstanding letters of credit with various parties totaling $33,004, of which $6,165 were cash collateralized. The outstanding letters of credit include amounts outstanding against the Series 2015-1 Class A-1 Notes. The related cash collateral is classified as restricted cash and included in “Restricted cash” in the consolidated balance sheet. See Note 6 and Note 11 for further information. We do not expect any material loss to result from these letters of credit.

Purchase and Capital Commitments

Beverage Agreement

The Company has an agreement with a beverage vendor, which provides fountain beverage products and certain marketing support funding to the Company and its franchisees. This agreement requires minimum purchases of fountain syrup (“Syrup”) by the Company and its franchisees at certain agreed upon prices until the total contractual gallon volume usage is reached. This agreement also provides for an annual advance to be paid to the Company based on the vendor’s expectation of the Company’s annual Syrup usage, which is amortized over actual usage during the year. The Company estimates future annual purchases to be approximately $8,900 in 2017, $9,200 in 2018 and $10,400 per year during the following three years. Based on current pricing and the expected ratio of usage at Company-operated restaurants to franchised restaurants, our total beverage purchase requirements under the agreement is estimated to be approximately $49,300 over the remaining life of the contract, which expires the later of reaching the minimum usage requirement or January 1, 2023.

Beverage purchases made by the Company under this agreement during 2016, 2015 and 2014 were $12,839, $15,720 and $13,918, respectively. As of January 1, 2017, $43 is due to the beverage vendor and is included in “Accounts payable,” principally for annual estimated payments that exceeded usage, under this agreement.

Capital Expenditure Commitments

As of January 1, 2017, the Company had $11,325 of outstanding commitments, included in “Accounts payable,” for capital expenditures expected to be paid in 2017.

(22) Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties, which are included in continuing operations:

	Year Ended
	2016	2015	2014
Transactions with QSCC:
Wendy’s Co-Op (a)	$(890)	$(1,265)	$(1,516)
Lease income (b)	(193)	(185)	(185)
Use of Company-operated aircraft by the Management Company (c)	$—	$—	$(375)
TimWen lease and management fee payments (d)	$11,602	$11,843	$6,064
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

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $890, $1,265 and $1,516 in 2016, 2015 and 2014, respectively, which are included as a reduction of “Cost of sales.”

(b)
Effective January 1, 2011, Wendy’s leased 14,333 square feet of office space to QSCC for an annual base rental of $176. The lease expired on December 31, 2016. A new lease agreement was signed effective January 1, 2017, expiring on December 31, 2020 for an annual base rental of $215. The Wendy’s Company received $193, $185 and $185 of lease income from QSCC during 2016, 2015 and 2014, respectively, which has been recorded as a reduction of “General and administrative.”

Use of Company-operated aircraft by the Management Company

(c)
The Wendy’s Company, through a wholly-owned subsidiary, was party to a three-year aircraft management and lease agreement, which expired in March 2014, with CitationAir, a subsidiary of Cessna Aircraft Company, pursuant to which the Company leased a corporate aircraft to CitationAir to use as part of its Jet Card program fleet. During the first quarter of 2014, our Chairman, who was our former Chief Executive Officer, and our Vice Chairman, who was our former President and Chief Operating Officer (the “Former Executives”) and a director, who was our former Vice Chairman, and members of their immediate families, used their Jet Card agreements for business and personal travel on aircraft in the Jet Card program fleet. A management company formed by the Former Executives and a director (the “Management Company”) paid CitationAir directly, and the Company received credit from CitationAir for charges related to such travel of approximately $375 during 2014.

TimWen lease and management fee payments

(d)
A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Prior to the second quarter of 2015, Wendy’s operated certain of the Wendy’s/Tim Hortons combo units in Canada and subleased some of the restaurant facilities to franchisees. As a result of the Company completing its plan to sell all of its Company-operated restaurants in Canada to franchisees during the second quarter of 2015, all of the restaurant facilities are subleased to franchisees. Wendy’s paid TimWen $11,806, $12,059 and $6,313 under these lease agreements during 2016, 2015 and 2014, respectively. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $204, $216 and $249 during 2016, 2015 and 2014, respectively, which has been included as a reduction to “General and administrative.”

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

On March 24, 2014, the Company completed the sale of 40 Company-operated restaurants in the Phoenix, Arizona market to Arizona Restaurant Company, LLC (“ARC”) as part of the Company’s system optimization initiative. John N. Peters, who served as the Company’s Senior Vice President – North America Operations until his retirement on March 10, 2014, is a 10% owner and manager of ARC. Pursuant to an Asset Purchase Agreement dated November 20, 2013 and related transaction documents: (1) the Company sold to ARC substantially all of the assets (other than real property) used in the operation of the restaurants for an aggregate purchase price of approximately $21,000 (including inventory, cash banks and franchise and development fees), subject to adjustment as set forth in the agreement; (2) the Company and ARC entered into lease and sublease agreements with respect to the real property and buildings for the restaurants; and (3) ARC agreed to develop five new restaurants and complete Image Activation remodels at seven existing restaurants following the closing. As of December 28, 2014 the Company had $27 accrued for amounts owed to Mr. Peters in connection with his employment with the Company, which was paid during 2015.

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

(23) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of January 1, 2017, the Company had accruals for all of its legal and environmental matters aggregating $1,227. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

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

Certain of the Company’s present and former directors, and one non-director executive officer of the Company, were named as defendants in a putative shareholder derivative complaint that was filed in the U.S. District Court for the Southern District of Ohio on December 16, 2016 by plaintiff James Graham. The Company was also named as a nominal defendant. The complaint asserts claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and gross mismanagement arising out of the credit card incidents described above. The plaintiff seeks an accounting for all damages incurred or that will be incurred as a result of the alleged wrongful acts or omissions, a judgment directing the Company to reform its governance and internal procedures, restitution and disgorgement, attorneys’ fees and other costs.

(24) Advertising Costs and Funds

We currently participate in two national advertising funds (the “Advertising Funds”) established to collect and administer funds contributed for use in advertising and promotional programs. Contributions to the Advertising Funds are required from both Company-operated and franchised restaurants and are based on a percentage of restaurant sales. In addition to the contributions to the various Advertising Funds, Company-operated and franchised restaurants make additional contributions to other local and regional advertising programs.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Restricted assets and related liabilities of the Advertising Funds at January 1, 2017 and January 3, 2016 were as follows:

	Year End
	January 1, 2017	January 3, 2016
Cash and cash equivalents	$19,359	$13,704
Accounts and notes receivable, net	49,983	50,231
Other assets	6,418	3,464
Total assets	$75,760	$67,399

Accounts payable	$8,362	$3,872
Accrued expenses and other current liabilities	71,068	64,603
Member’s deficit	(3,670)	(1,076)
Total liabilities and deficit	$75,760	$67,399

Our advertising expenses in 2016, 2015 and 2014 totaled $41,064, $64,312 and $73,454, respectively.

(25) Geographic Information

The table below presents revenues and properties information by geographic area:

	U.S.	Canada	Other International	Total
2016
Revenues	$1,373,345	$45,959	$16,114	$1,435,418
Properties	1,162,006	30,257	76	1,192,339

2015
Revenues	$1,749,131	$104,003	$17,163	$1,870,297
Properties	1,198,553	29,296	95	1,227,944

2014
Revenues	$1,734,164	$247,792	$16,546	$1,998,502
Properties	1,202,545	38,538	87	1,241,170

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(26) Quarterly Financial Information (Unaudited)

The tables below set forth summary unaudited consolidated quarterly financial information for 2016 and 2015. The Company reports on a fiscal year typically consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All of the Company’s fiscal quarters in 2016 contained 13 weeks. During 2015, the Company’s first, second and third fiscal quarters contained 13 weeks and the Company’s fourth quarter contained 14 weeks.

	2016 Quarter Ended (a)
	April 3	July 3	October 2	January 1
Revenues	$378,787	$382,718	$364,012	$309,901
Cost of sales	214,736	202,554	186,546	140,865
Operating profit	63,829	65,648	106,088	79,215
Net income	$25,363	$26,480	$48,890	$28,891
Basic income per share	$.09	$.10	$.19	$.11
Diluted income per share	$.09	$.10	$.18	$.11

	2015 Quarter Ended (b)
	March 29	June 28	September 27	January 3
Revenues	$451,769	$489,534	$464,629	$464,365
Cost of sales	305,111	315,122	291,524	272,316
Operating profit	37,911	64,308	55,939	116,312
Income from continuing operations	18,150	24,825	8,323	88,681
Net income (loss) from discontinued operations	9,357	15,370	(739)	(2,825)
Net income	$27,507	$40,195	$7,584	$85,856
Basic income (loss) per share:
Continuing operations	$.05	$.07	$.03	$.32
Discontinued operations	.03	.04	—	(.01)
Net income	$.08	$.11	$.03	$.31
Diluted income (loss) per share:
Continuing operations	$.05	$.07	$.03	$.32
Discontinued operations	.03	.04	—	(.01)
Net income	$.07	$.11	$.03	$.31
_______________

(a)
The Company’s consolidated statements of operations in fiscal 2016 were materially impacted by system optimization gains, net, reorganization and realignment costs, impairment of long-lived assets and a gain recognized on a lease buyout. The pre-tax impact of system optimization gains, net for the first, third and fourth quarters was $8,426, $37,756 and $23,825, respectively (see Note 2 for additional information). The pre-tax impact of reorganization and realignment costs for the first, second, third and fourth quarters was $3,250, $2,487, $2,129 and $2,217, respectively (see Note 4 for additional information). The pre-tax impact of impairment of long-lived assets during the first, second and fourth quarters was $7,105, $5,525 and $3,250, respectively (see Note 16 for additional information). The pre-tax impact of a gain recognized on a lease buyout during the first quarter was $11,606.

(b)
The Company’s consolidated statements of operations in fiscal 2015 were materially impacted by system optimization gains, net, reorganization and realignment costs, impairment of long-lived assets and loss on early extinguishment of debt. The pre-tax impact of system optimization gains, net for the second and fourth quarters was $15,654 and $59,258, respectively (see Note 2 for additional information). The pre-tax impact of reorganization and realignment costs for the first, second, third and fourth quarters was $4,613, $6,279, $5,754 and $5,264, respectively (see Note 4 for additional information). The pre-tax impact of impairment of long-lived assets during the second and fourth quarters was $10,018 and $11,533, respectively (see Note 16 for additional information). The pre-tax impact of loss on early extinguishment

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

of debt during the second quarter was $7,295 (see Note 11 for additional information). Additionally, the Company’s consolidated statements of operations were materially affected during the fourth quarter by a $54,911 dividend from our investment in Arby’s, which was recognized in investment income, net (see Note 17 for additional information).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 1, 2017. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of January 1, 2017, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of January 1, 2017. The assessment was performed using the criteria for effective internal control reflected in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for the Company, the management of the Company believes that as of January 1, 2017, internal control over financial reporting of the Company was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated March 2, 2017 on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Dublin, Ohio

We have audited the internal control over financial reporting of The Wendy’s Company and subsidiaries (the “Company”) as of January 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements as of and for the year ended January 1, 2017 and our report dated March 2, 2017, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Columbus, Ohio
March 2, 2017

Item 9B. Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to May 1, 2017 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

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

2.2
Side Letter Agreement, dated August 14, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.3 to Triarc’s Registration Statement on Form S-4, Amendment No. 3, filed on August 15, 2008 (Reg. no. and SEC file no. 333-151336).

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

3.1
Amended and Restated Certificate of Incorporation of The Wendy’s Company, as filed with the Secretary of State of the State of Delaware on May 26, 2016, incorporated herein by reference to Exhibit 3.1 of The Wendy’s Company Current Report on Form 8-K filed on May 27, 2016 (SEC file no. 001-02207).

3.2
By-Laws of The Wendy’s Company (as amended and restated through May 26, 2016), incorporated herein by reference to Exhibit 3.2 of The Wendy’s Company Form 10-Q for the quarter ended July 3, 2016 (SEC file no. 001-02207).

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

4.3
First Supplement, dated as of February 10, 2017, to the Base Indenture, dated as of June 1, 2015, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.*

10.1
Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on May 19, 2005 (SEC file no. 001-02207).**

10.2
Form of Non-Incentive Stock Option Agreement under the Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on May 13, 1998 (SEC file no. 001-02207).**

10.3
Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.4
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 99.6 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.5
Form of Restricted Stock Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.6
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
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
10.10
First Amendment to Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.11
Second Amendment to The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.12
Form of Non-Incentive Stock Option Award Agreement for 2012 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.13
Form of Long Term Performance Unit Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended September 29, 2013 (SEC file no. 001-02207).**

10.14
Form of Long Term Performance Unit Award Agreement for 2014 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 30, 2014 (SEC file no. 001-02207).**

10.15
Form of Long Term Performance Unit Award Agreement for 2015 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 29, 2015 (SEC file no. 001-02207).**

10.16
Form of Long Term Performance Unit Award Agreement for 2016 under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 3, 2016 (SEC file no. 001-02207).**

10.17
Form of Restricted Stock Unit Award Agreement for 2013 (ratable vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.18
Form of Restricted Stock Unit Award Agreement for 2013 (cliff vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.19
Form of Restricted Stock Unit Award Agreement for 2014 (version 1) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.21 of The Wendy’s Company Form 10-K for the fiscal year ended December 28, 2014 (SEC file no. 001-02207).**

10.20
Form of Restricted Stock Unit Award Agreement for 2014 (version 2) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.22 of The Wendy’s Company Form 10-K for the fiscal year ended December 28, 2014 (SEC file no. 001-02207).**

10.21
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.22
Form of Non-Employee Director Restricted Stock Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.23
Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Annex C to the Wendy’s International, Inc. Definitive 2007 Proxy Statement, dated March 12, 2007 (SEC file no. 001-08116).**

10.24
First Amendment to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

10.25
Amendments to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.26
Form of Stock Option Award Letter for U.S. Grantees under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.27
Form of Stock Unit Award Agreement under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.28
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc. incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.29
Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 29, 2002 (SEC file no. 001-08116).**

10.30
First Amendment to the Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 31, 2006 (SEC file no. 001-08116).**

10.31
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10.24 to Wendy’s/Arby’s Group's Form 10-K for the fiscal year ended January 3, 2010 (SEC file no. 001-02207).**

10.32
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 3, incorporated herein by reference to Exhibit 10.25 to Wendy’s/Arby’s Group's Form 10-K for the fiscal year ended January 3, 2010 (SEC file no. 001-02207).**

10.33
Wendy’s International, LLC Executive Severance Pay Policy, effective as of December 14, 2015, incorporated herein by reference to Exhibit 10.41 to The Wendy’s Company Form 10-K for the fiscal year ended January 3, 2016 (SEC file no. 001-02207).**

10.34	Wendy’s International, LLC Deferred Compensation Plan, effective as of January 1, 2017.* **
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

10.39
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

10.40
Guarantee and Collateral Agreement, dated as of June 1, 2015, by and among Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.41
Management Agreement, dated as of June 1, 2015, by and among Wendy’s Funding, LLC, Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.42
Stock Purchase Agreement, dated as of June 2, 2015, by and between The Wendy’s Company and the persons listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company Current Report on Form 8-K filed on June 3, 2015 (SEC file no. 001-02207).

EXHIBIT NO.	DESCRIPTION
10.43
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 31, 2000 (SEC file no. 001-08116).

10.44
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207).

10.45
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

10.51
Liquidation Services Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.52
Letter from Trian Fund Management, L.P. (“Trian Partners”) dated as of March 31, 2011 regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Partners, incorporated herein by reference to Exhibit 10.2 of the Wendy’s/Arby’s Group, Inc. Form 10-Q for the quarter ended April 3, 2011 (SEC file no. 001-02207).

10.53
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

10.54
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

10.68
Employment Agreement effective September 12, 2011 by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.69
Amendment to Employment Agreement effective as of June 2, 2014 between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.70
Special Executive Deferred Compensation Plan by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.71
Letter Agreement dated as of January 17, 2012 by and between The Wendy’s Company and R. Scott Toop, incorporated herein by reference to Exhibit 10.79 of The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2012 (SEC file no. 001-02207).**

10.72
Separation Agreement and Release executed on December 17, 2015 by and between Wendy’s International, LLC and R. Scott Toop, incorporated herein by reference to Exhibit 10.88 to The Wendy’s Company Form 10-K for the fiscal year ended January 3, 2016 (SEC file no. 001-02207).**

10.73
Letter Agreement dated as of April 23, 2012 by and between The Wendy’s Company and Scott Weisberg, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.74
Employment Letter between The Wendy’s Company and Todd Penegor dated as of May 8, 2013, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.75
Employment Letter between The Wendy’s Company and Robert Wright dated as of November 1, 2013, incorporated herein by reference to Exhibit 10.81 of The Wendy’s Company Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (SEC file no. 001-02207).**

10.76
Employment Letter between The Wendy’s Company and Liliana Esposito dated as of May 8, 2014, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.77
Employment Letter between The Wendy’s Company and Kurt Kane dated as of March 31, 2015, incorporated herein by reference to Exhibit 10.8 of The Wendy’s Company Form 10-Q for the quarter ended June 28, 2015 (SEC file no. 001-02207).**

10.78
Employment Letter between The Wendy’s Company and David Trimm executed on May 21, 2015, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended July 3, 2016 (SEC file no. 001-02207).**

10.79
Employment Letter between The Wendy’s Company and Gunther Plosch dated as of April 7, 2016, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended April 3, 2016 (SEC file no. 001-02207).**

10.80
Employment Letter between The Wendy’s Company and E. J. Wunsch executed on September 9, 2016, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended October 2, 2016 (SEC file no. 001-02207).**

10.81
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.82
Form of Indemnification Agreement of The Wendy’s Company, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.83
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.84
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.85
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

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

THE WENDY’S COMPANY (Registrant)
March 2, 2017	By: /s/ TODD A. PENEGOR
Todd A. Penegor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2017 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Titles
/s/ TODD A. PENEGOR	President, Chief Executive Officer and Director
(Todd A. Penegor)	(Principal Executive Officer)
/s/ GUNTHER PLOSCH	Chief Financial Officer
(Gunther Plosch)	(Principal Financial Officer)
/s/ SCOTT A. KRISS	Senior Vice President, Chief Accounting and Tax Officer
(Scott A. Kriss)	(Principal Accounting Officer)
/s/ NELSON PELTZ	Chairman and Director
(Nelson Peltz)
/s/ PETER W. MAY	Vice Chairman and Director
(Peter W. May)
/s/ EMIL J. BROLICK	Director
(Emil J. Brolick)
/s/ JANET HILL	Director
(Janet Hill)
/s/ DENNIS M. KASS	Director
(Dennis M. Kass)
/s/ JOSEPH A. LEVATO	Director
(Joseph A. Levato)
/s/ MICHELLE J. MATHEWS-SPRADLIN	Director
(Michelle J. Mathews-Spradlin)
/s/ MATTHEW H. PELTZ	Director
(Matthew H. Peltz)
/s/ PETER H. ROTHSCHILD	Director
(Peter H. Rothschild)
/s/ ARTHUR B. WINKLEBLACK	Director
(Arthur B. Winkleblack)

Exhibit Index

EXHIBIT NO.	DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of April 23, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.1 to Triarc’s Current Report on Form 8-K dated April 29, 2008 (SEC file no. 001-02207).

2.2
Side Letter Agreement, dated August 14, 2008, by and among Triarc Companies, Inc., Green Merger Sub, Inc. and Wendy’s International, Inc., incorporated herein by reference to Exhibit 2.3 to Triarc’s Registration Statement on Form S-4, Amendment No. 3, filed on August 15, 2008 (Reg. no. and SEC file no. 333-151336).

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

3.1
Amended and Restated Certificate of Incorporation of The Wendy’s Company, as filed with the Secretary of State of the State of Delaware on May 26, 2016, incorporated herein by reference to Exhibit 3.1 of The Wendy’s Company Current Report on Form 8-K filed on May 27, 2016 (SEC file no. 001-02207).

3.2
By-Laws of The Wendy’s Company (as amended and restated through May 26, 2016), incorporated herein by reference to Exhibit 3.2 of The Wendy’s Company Form 10-Q for the quarter ended July 3, 2016 (SEC file no. 001-02207).

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

4.3
First Supplement, dated as of February 10, 2017, to the Base Indenture, dated as of June 1, 2015, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.*

10.1
Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on May 19, 2005 (SEC file no. 001-02207).**

10.2
Form of Non-Incentive Stock Option Agreement under the Triarc Companies, Inc. Amended and Restated 1998 Equity Participation Plan, incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on May 13, 1998 (SEC file no. 001-02207).**

10.3
Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.4
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 99.6 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.5
Form of Restricted Stock Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.6
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.7
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.8
Form of Restricted Share Unit Award Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.9	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).**
10.10
First Amendment to Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.11
Second Amendment to The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.12
Form of Non-Incentive Stock Option Award Agreement for 2012 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.13
Form of Long Term Performance Unit Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended September 29, 2013 (SEC file no. 001-02207).**

10.14
Form of Long Term Performance Unit Award Agreement for 2014 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 30, 2014 (SEC file no. 001-02207).**

10.15
Form of Long Term Performance Unit Award Agreement for 2015 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 29, 2015 (SEC file no. 001-02207).**

10.16
Form of Long Term Performance Unit Award Agreement for 2016 under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 3, 2016 (SEC file no. 001-02207).**

10.17
Form of Restricted Stock Unit Award Agreement for 2013 (ratable vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.18
Form of Restricted Stock Unit Award Agreement for 2013 (cliff vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.19
Form of Restricted Stock Unit Award Agreement for 2014 (version 1) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.21 of The Wendy’s Company Form 10-K for the fiscal year ended December 28, 2014 (SEC file no. 001-02207).**

10.20
Form of Restricted Stock Unit Award Agreement for 2014 (version 2) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.22 of The Wendy’s Company Form 10-K for the fiscal year ended December 28, 2014 (SEC file no. 001-02207).**

10.21
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group's Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.22
Form of Non-Employee Director Restricted Stock Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.23
Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Annex C to the Wendy’s International, Inc. Definitive 2007 Proxy Statement, dated March 12, 2007 (SEC file no. 001-08116).**

10.24
First Amendment to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

10.25
Amendments to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.26
Form of Stock Option Award Letter for U.S. Grantees under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group's Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.27
Form of Stock Unit Award Agreement under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.28
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc. incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.29
Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 29, 2002 (SEC file no. 001-08116).**

10.30
First Amendment to the Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 31, 2006 (SEC file no. 001-08116).**

10.31
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10.24 to Wendy’s/Arby’s Group's Form 10-K for the fiscal year ended January 3, 2010 (SEC file no. 001-02207).**

10.32
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 3, incorporated herein by reference to Exhibit 10.25 to Wendy’s/Arby’s Group's Form 10-K for the fiscal year ended January 3, 2010 (SEC file no. 001-02207).**

10.33
Wendy’s International, LLC Executive Severance Pay Policy, effective as of December 14, 2015, incorporated herein by reference to Exhibit 10.41 to The Wendy’s Company Form 10-K for the fiscal year ended January 3, 2016 (SEC file no. 001-02207).**

10.34	Wendy’s International, LLC Deferred Compensation Plan, effective as of January 1, 2017.* **
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

10.39
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

10.40
Guarantee and Collateral Agreement, dated as of June 1, 2015, by and among Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.41
Management Agreement, dated as of June 1, 2015, by and among Wendy’s Funding, LLC, Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.42
Stock Purchase Agreement, dated as of June 2, 2015, by and between The Wendy’s Company and the persons listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company Current Report on Form 8-K filed on June 3, 2015 (SEC file no. 001-02207).

10.43
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 31, 2000 (SEC file no. 001-08116).

10.44
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207).

EXHIBIT NO.	DESCRIPTION
10.45
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

10.51
Liquidation Services Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.52
Letter from Trian Fund Management, L.P. (“Trian Partners”) dated as of March 31, 2011 regarding the Agreement and the Liquidation Services Agreement each dated as of June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Partners, incorporated herein by reference to Exhibit 10.2 of the Wendy’s/Arby’s Group, Inc. Form 10-Q for the quarter ended April 3, 2011 (SEC file no. 001-02207).

10.53
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

10.54
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

10.68
Employment Agreement effective September 12, 2011 by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.69
Amendment to Employment Agreement effective as of June 2, 2014 between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.70
Special Executive Deferred Compensation Plan by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.71
Letter Agreement dated as of January 17, 2012 by and between The Wendy’s Company and R. Scott Toop, incorporated herein by reference to Exhibit 10.79 of The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2012 (SEC file no. 001-02207).**

10.72
Separation Agreement and Release executed on December 17, 2015 by and between Wendy’s International, LLC and R. Scott Toop, incorporated herein by reference to Exhibit 10.88 to The Wendy’s Company Form 10-K for the fiscal year ended January 3, 2016 (SEC file no. 001-02207).**

10.73
Letter Agreement dated as of April 23, 2012 by and between The Wendy’s Company and Scott Weisberg, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.74
Employment Letter between The Wendy’s Company and Todd Penegor dated as of May 8, 2013, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.75
Employment Letter between The Wendy’s Company and Robert Wright dated as of November 1, 2013, incorporated herein by reference to Exhibit 10.81 of The Wendy’s Company Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (SEC file no. 001-02207).**

10.76
Employment Letter between The Wendy’s Company and Liliana Esposito dated as of May 8, 2014, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.77
Employment Letter between The Wendy’s Company and Kurt Kane dated as of March 31, 2015, incorporated herein by reference to Exhibit 10.8 of The Wendy’s Company Form 10-Q for the quarter ended June 28, 2015 (SEC file no. 001-02207).**

10.78
Employment Letter between The Wendy’s Company and David Trimm executed on May 21, 2015, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended July 3, 2016 (SEC file no. 001-02207).**

10.79
Employment Letter between The Wendy’s Company and Gunther Plosch dated as of April 7, 2016, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended April 3, 2016 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.80
Employment Letter between The Wendy’s Company and E. J. Wunsch executed on September 9, 2016, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended October 2, 2016 (SEC file no. 001-02207).**

10.81
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.82
Form of Indemnification Agreement of The Wendy’s Company, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.83
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.84
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.85
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

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