Form 10-Q
period 2017-04-02
Wendy's Co
filed 2017-05-10
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]                              Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)    Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

There were 245,456,174 shares of The Wendy’s Company common stock outstanding as of May 4, 2017.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)

	April 2, 2017	January 1, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$193,235	$198,240
Restricted cash	49,339	57,612
Accounts and notes receivable, net	90,324	98,825
Inventories	2,721	2,851
Prepaid expenses and other current assets	27,515	19,244
Advertising funds restricted assets	75,396	75,760
Total current assets	438,530	452,532
Properties	1,190,550	1,192,339
Goodwill	741,658	741,410
Other intangible assets	1,314,540	1,322,531
Investments	56,954	56,981
Other assets	210,093	173,521
Total assets	$3,952,325	$3,939,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,900	$24,652
Accounts payable	21,852	27,635
Accrued expenses and other current liabilities	86,466	102,034
Advertising funds restricted liabilities	75,396	75,760
Total current liabilities	208,614	230,081
Long-term debt	2,527,819	2,487,630
Deferred income taxes	444,084	446,513
Other liabilities	246,959	247,354
Total liabilities	3,427,476	3,411,578
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 246,202 and 246,574 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,876,440	2,878,589
Accumulated deficit	(283,916)	(290,857)
Common stock held in treasury, at cost; 224,222 and 223,850 shares, respectively	(2,053,962)	(2,043,797)
Accumulated other comprehensive loss	(60,755)	(63,241)
Total stockholders’ equity	524,849	527,736
Total liabilities and stockholders’ equity	$3,952,325	$3,939,314

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	April 2, 2017	April 3, 2016
	(Unaudited)
Revenues:
Sales	$148,212	$259,332
Franchise royalty revenue and fees	94,690	88,895
Franchise rental income	42,917	30,560
	285,819	378,787
Costs and expenses:
Cost of sales	123,407	214,736
Franchise rental expense	18,868	14,657
General and administrative	52,450	64,646
Depreciation and amortization	29,165	32,345
System optimization gains, net	(1,407)	(8,426)
Reorganization and realignment costs	181	3,250
Impairment of long-lived assets	510	7,105
Other operating expense (income), net	1,925	(13,355)
	225,099	314,958
Operating profit	60,720	63,829
Interest expense	(28,975)	(28,109)
Other income, net	389	262
Income before income taxes	32,134	35,982
Provision for income taxes	(9,793)	(10,619)
Net income	$22,341	$25,363

Basic and diluted net income per share	$.09	$.09

Dividends per share	$.07	$.06

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended
	April 2, 2017	April 3, 2016
	(Unaudited)

Net income	$22,341	$25,363
Other comprehensive income, net:
Foreign currency translation adjustment	1,945	12,676
Change in unrecognized pension loss, net of income tax provision of $60	96	—
Effect of cash flow hedges, net of income tax provision of $278 for the three months ended April 2, 2017 and April 3, 2016	445	445
Other comprehensive income, net	2,486	13,121
Comprehensive income	$24,827	$38,484

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	April 2, 2017	April 3, 2016
	(Unaudited)
Cash flows from operating activities:
Net income	$22,341	$25,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,165	33,290
Share-based compensation	3,559	5,081
Impairment of long-lived assets	510	7,105
Deferred income tax	(938)	(8,365)
Non-cash rental income, net	(2,728)	(1,962)
Net receipt of deferred vendor incentives	9,602	12,810
System optimization gains, net	(1,407)	(8,426)
Distributions received from TimWen joint venture	2,439	2,689
Equity in earnings in joint ventures, net	(1,846)	(1,899)
Accretion of long-term debt	308	304
Amortization of deferred financing costs	2,000	1,869
Reclassification of unrealized losses on cash flow hedges	723	723
Other, net	1,590	2,804
Changes in operating assets and liabilities:
Restricted cash	15	42
Accounts and notes receivable, net	(1,818)	758
Inventories	130	431
Prepaid expenses and other current assets	(1,328)	(3,665)
Accounts payable	(2,485)	854
Accrued expenses and other current liabilities	(21,180)	(18,998)
Net cash provided by operating activities	38,652	50,808
Cash flows from investing activities:
Capital expenditures	(14,811)	(38,858)
Acquisitions	—	(2,209)
Dispositions	1,650	41,185
Payments for investments	(58)	(64)
Notes receivable, net	(1,754)	(1,327)
Changes in restricted cash	8,545	1,045
Net cash used in investing activities	(6,428)	(228)
Cash flows from financing activities:
Repayments of long-term debt	(6,159)	(6,696)
Deferred financing costs	(415)	(138)
Repurchases of common stock	(16,026)	(47,601)
Dividends	(17,273)	(16,214)
Proceeds from stock option exercises	4,459	3,674
Payments related to tax withholding for share-based compensation	(2,559)	(2,601)
Net cash used in financing activities	(37,973)	(69,576)
Net cash used in operations before effect of exchange rate changes on cash	(5,749)	(18,996)
Effect of exchange rate changes on cash	744	4,703
Net decrease in cash and cash equivalents	(5,005)	(14,293)
Cash and cash equivalents at beginning of period	198,240	327,216
Cash and cash equivalents at end of period	$193,235	$312,923

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Three Months Ended
	April 2, 2017	April 3, 2016
	(Unaudited)
Supplemental cash flow information:
Cash paid for:
Interest	$28,497	$26,045
Income taxes, net of refunds	792	2,421

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$7,048	$13,847
Capitalized lease obligations	44,483	79,946

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of April 2, 2017 and the results of our operations and cash flows for the three months ended April 2, 2017 and April 3, 2016. The results of operations for the three months ended April 2, 2017 are not necessarily indicative of the results to be expected for the full 2017 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 (the “Form 10-K”).

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

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to or on December 31. All three-month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.

(2) System Optimization Gains, Net

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers. In February 2015, the Company announced plans to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system, which the Company completed as of January 1, 2017. Wendy’s will continue to optimize its system by facilitating franchisee-to-franchisee restaurant transfers, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate Image Activation adoption.

During the three months ended April 2, 2017, the Company recorded post-closing adjustments on sales of restaurants and completed the sale of other assets, resulting in net gains totaling $1,407. In addition, the Company facilitated the transfer of 116 restaurants between franchisees during the three months ended April 2, 2017.

Gains and losses recognized on dispositions are recorded to “System optimization gains, net” in our condensed consolidated statements of operations. Costs related to our system optimization initiative were historically recorded to “Reorganization and realignment costs.” Costs incurred during 2017 in connection with an in-process transaction as of January 1, 2017 will continue to be recorded to “Reorganization and realignment costs.” All other costs incurred during 2017 related to facilitating franchisee-to-franchisee restaurant transfers will be recorded to “Other operating expense (income), net.” See Note 4 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended
	April 2, 2017	April 3, 2016
Number of restaurants sold to franchisees	—	55

Proceeds from sales of restaurants	$—	$39,615
Net assets sold (a)	—	(17,055)
Goodwill related to sales of restaurants	—	(6,376)
Net unfavorable leases (b)	—	(4,906)
Other	—	(795)
	—	10,483
Post-closing adjustments on sales of restaurants (c)	900	(2,135)
Gain on sales of restaurants, net	900	8,348

Gain on sales of other assets, net (d)	507	78
System optimization gains, net	$1,407	$8,426
_______________

(a)	Net assets sold consisted primarily of equipment.

(b)
During the three months ended April 3, 2016, the Company recorded favorable lease assets of $183 and unfavorable lease liabilities of $5,089 as a result of leasing and/or subleasing land, buildings and/or leasehold improvements to franchisees in connection with sales of restaurants.

(c)
The three months ended April 2, 2017 includes the recognition of a deferred gain of $312 as a result of the resolution of certain contingencies related to the extension of lease terms for a Canadian restaurant.

(d)
During the three months ended April 2, 2017 and April 3, 2016, the Company received cash proceeds of $1,650 and $1,570, respectively, primarily from the sale of surplus properties. The three months ended April 2, 2017 also includes the recognition of a deferred gain of $375 related to the sale of a share in an aircraft.

As of April 2, 2017 and January 1, 2017, the Company had assets held for sale of $4,110 and $4,800, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(3) Acquisitions

The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for acquisitions of franchised restaurants:

	Three Months Ended
	April 2, 2017	April 3, 2016
Restaurants acquired from franchisees	—	2

Total consideration paid, net of cash received	$—	$2,209
Identifiable assets acquired and liabilities assumed:
Properties	—	2,218
Other assets	—	9
Other liabilities	—	(18)
Total identifiable net assets	—	2,209
Goodwill	$—	$—

(4) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended
	April 2, 2017	April 3, 2016
System optimization initiative	$181	$2,723
G&A realignment	—	527
Reorganization and realignment costs	$181	$3,250

System Optimization Initiative

The Company has recognized costs related to its system optimization initiative, which includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers. The Company expects to incur additional costs, primarily comprised of professional fees, of approximately $1,300 during 2017 in connection with an in-process transaction as of January 1, 2017. All other costs incurred during 2017 related to facilitating franchisee-to-franchisee restaurant transfers will be recorded to “Other operating expense (income), net.”

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Three Months Ended		Total Incurred Since Inception
	April 2, 2017	April 3, 2016
Severance and related employee costs	$3	$—	$18,237
Professional fees	130	1,701	16,740
Other	48	77	5,791
	181	1,778	40,768
Accelerated depreciation and amortization (a)	—	945	25,398
Share-based compensation (b)	—	—	5,013
Total system optimization initiative	$181	$2,723	$71,179
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

	Balance January 1, 2017	Charges	Payments	Balance April 2, 2017
Severance and related employee costs	$—	$3	$(3)	$—
Professional fees	101	130	(143)	88
Other	—	48	(48)	—
	$101	$181	$(194)	$88

	Balance January 3, 2016	Charges	Payments	Balance April 3, 2016
Severance and related employee costs	$77	$—	$(16)	$61
Professional fees	708	1,701	(1,988)	421
Other	90	77	(117)	50
	$875	$1,778	$(2,121)	$532

General and Administrative (“G&A”) Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses.  The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth.  The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015.  The Company recognized costs totaling $527 during the three months ended April 3, 2016 and $23,960 in aggregate since inception.  The Company did not incur any expenses during the three months ended April 2, 2017 and does not expect to incur additional costs related to the plan. As of April 2, 2017, our accruals for the G&A realignment plan, which are included in “Accrued expenses and other current liabilities,” totaled $76 and primarily related to severance and related employee costs.

As previously announced in February 2017, the Company expects to reduce G&A expense to approximately 1.5 percent of global systemwide sales by 2020. On May 10, 2017, the Company announced that approximately three-quarters of the total G&A expense reduction of approximately $35,000 is expected to be realized by the end of 2018, with the remainder of the savings being realized in 2019. The Company expects to incur total costs aggregating approximately $28,000 to $33,000, of which $23,000 to $27,000 will be cash expenditures, related to such savings. The cash expenditures are expected to begin in the second half of 2017 and continue into 2019, with approximately half of the total cash expenditures occurring in 2018. The total costs expected to be incurred are comprised of (1) severance and related employee costs of approximately $17,000 to $19,000, (2) share-based compensation costs of approximately $5,000 to $6,000, (3) recruitment and relocation costs of approximately $4,000 to $5,000 and (4) third-party and other costs of approximately $2,000 to $3,000. The Company expects the costs to be recognized beginning in the second quarter of 2017 and continue into 2019, with approximately two-thirds to be recognized during 2017.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Investments

Equity Investments

Wendy’s has a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. (Tim Hortons™ is a registered trademark of Tim Hortons USA Inc.) In addition, the Company has a 20% share in a joint venture for the operation of Wendy’s restaurants in Brazil (the “Brazil JV”). The Company has significant influence over these investees. Such investments are accounted for using the equity method of accounting, under which our results of operations include our share of the income (loss) of the investees in “Other operating expense (income), net.”

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Three Months Ended
	April 2, 2017	April 3, 2016
Balance at beginning of period	$54,545	$55,541

Investment	58	64

Equity in earnings for the period	2,415	2,449
Amortization of purchase price adjustments (a)	(569)	(550)
	1,846	1,899
Distributions received	(2,439)	(2,689)
Foreign currency translation adjustment included in “Other comprehensive income, net”	508	3,609
Balance at end of period	$54,518	$58,424
_______________

(a)	Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	April 2, 2017		January 1, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$2,341	$2,341	$5,335	$5,335	Level 1
Non-current cost method investments (a)	2,436	325,361	2,436	326,283	Level 3

Financial liabilities
Series 2015-1 Class A-2-I Notes (b)	861,875	862,763	864,063	857,349	Level 2
Series 2015-1 Class A-2-II Notes (b)	886,500	888,096	888,750	880,005	Level 2
Series 2015-1 Class A-2-III Notes (b)	492,500	479,198	493,750	474,543	Level 2
7% debentures, due in 2025 (b)	88,585	101,500	88,277	99,750	Level 2
Guarantees of franchisee loan obligations (c)	267	267	280	280	Level 3
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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Reclassifications of unrealized losses on cash flow hedges from “Accumulated other comprehensive loss” to “Interest expense” were $723 for both the three months ended April 2, 2017 and April 3, 2016.

Non-Recurring Fair Value Measurements

Assets and liabilities remeasured to fair value on a non-recurring basis resulted in impairment that we have recorded to “Impairment of long-lived assets” in our condensed consolidated statements of operations.

Total impairment losses may reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements and favorable lease assets) to fair value as a result of (1) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants and (2) declines in operating performance at Company-operated restaurants. The fair value of long-lived assets held and used presented in the tables below represents the remaining carrying value and was estimated based on either discounted cash flows of future anticipated lease and sublease income or current market values.

Total impairment losses may also include the impact of remeasuring long-lived assets held for sale, which primarily include surplus properties. The fair value of long-lived assets held for sale presented in the tables below represents the remaining carrying value and was estimated based on current market values. See Note 7 for more information on impairment of our long-lived assets.

		Fair Value Measurements
	April 2, 2017	Level 1	Level 2	Level 3
Held and used	$—	$—	$—	$—
Held for sale	1,074	—	—	1,074
Total	$1,074	$—	$—	$1,074

		Fair Value Measurements
	January 1, 2017	Level 1	Level 2	Level 3
Held and used	$5,462	$—	$—	$5,462
Held for sale	1,552	—	—	1,552
Total	$7,014	$—	$—	$7,014

Total impairment losses for the three months ended April 2, 2017 and April 3, 2016 included remeasuring long-lived assets held and used of $17 and $7,001, respectively, and remeasuring long-lived assets held for sale of $493 and $104, respectively.

(7) Impairment of Long-Lived Assets

During the three months ended April 2, 2017, the Company recorded impairment charges on long-lived assets as a result of (1) closing Company-operated restaurants and classifying such surplus properties as held for sale and (2) the deterioration in operating performance of certain Company-operated restaurants and charges for capital improvements in previously impaired restaurants that did not subsequently recover.

During the three months ended April 3, 2016, the Company recorded impairment charges on long-lived assets as a result of (1) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants and (2) closing Company-operated restaurants and classifying such surplus properties as held for sale.

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

	Three Months Ended
	April 2, 2017	April 3, 2016
Restaurants leased or subleased to franchisees	$—	$7,001
Surplus properties	493	104
Company-operated restaurants	17	—
	$510	$7,105

(8) Income Taxes

The Company’s effective tax rate for the three months ended April 2, 2017 and April 3, 2016 was 30.5% and 29.5%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) the adoption of an amendment issued by the Financial Accounting Standards Board (“FASB”), which requires that excess tax benefits and tax deficiencies related to share-based payments be recognized in net income, which resulted in a benefit of $2,122 in the first quarter of 2017, (2) state income taxes net of federal benefits, including non-recurring changes to state deferred taxes, (3) the rate differential between foreign and domestic taxes, (4) changes to valuation allowances on state net operating loss carryforwards (including a correction to a prior year identified and recorded in the first quarter of 2016, which resulted in a benefit of $2,878) and (5) the disposition of non-deductible goodwill in 2016.

There were no significant changes to unrecognized tax benefits or related interest and penalties for the Company for the three months ended April 2, 2017. During the next twelve months, we believe that it is reasonably possible the Company will reduce its unrecognized tax benefits by up to $714, primarily due to expected settlements with taxing authorities.

The current portion of refundable income taxes was $8,339 and $18,111 as of April 2, 2017 and January 1, 2017, respectively, and is included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets.  Long-term refundable income taxes are included in “Other assets” and amounted to $951 and $239 as of April 2, 2017 and January 1, 2017, respectively.

(9) Net Income Per Share

Basic net income per share was computed by dividing net income amounts by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended
	April 2, 2017	April 3, 2016
Common stock:
Weighted average basic shares outstanding	246,606	270,214
Dilutive effect of stock options and restricted shares	7,633	4,536
Weighted average diluted shares outstanding	254,239	274,750

Diluted net income per share for the three months ended April 2, 2017 and April 3, 2016 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 132 and 3,726 for the three months ended April 2, 2017 and April 3, 2016, respectively, from our diluted net income per share calculation, as they would have had anti-dilutive effects.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(10) Stockholders’ Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Three Months Ended
	April 2, 2017	April 3, 2016
Balance at beginning of period	$527,736	$752,914
Comprehensive income	24,827	38,484
Cash dividends	(17,273)	(16,214)
Repurchases of common stock	(17,823)	(48,268)
Share-based compensation	3,559	5,081
Exercises of stock options	4,418	3,216
Vesting of restricted shares	(2,518)	(2,378)
Cumulative effect of change in accounting principle (a)	1,880	—
Tax benefit from share-based compensation	—	708
Other	43	46
Balance at end of period	$524,849	$733,589
_______________

(a)
During the three months ended April 2, 2017, the Company recognized a tax benefit as a reduction to the Company’s deferred tax liability with an equal offsetting increase to “Accumulated deficit.” The adjustment was recognized as a result of adoption of an amendment to the accounting for employee share-based payment transactions. See Note 15 for further information.

Repurchases of Common Stock

In February 2017, our Board of Directors authorized a repurchase program for up to $150,000 of our common stock through March 4, 2018, when and if market conditions warrant and to the extent legally permissible. During the three months ended April 2, 2017, the Company repurchased 1,319 shares with an aggregate purchase price of $17,803, of which $1,797 was accrued at April 2, 2017 and excluding commissions of $20. Subsequent to April 2, 2017 through May 4, 2017, the Company repurchased 803 shares with an aggregate purchase price of $11,215, excluding commissions of $12.

On June 1, 2015, our Board of Directors authorized a repurchase program for up to $1,400,000 of our common stock through January 1, 2017, when and if market conditions warranted and to the extent legally permissible. During the three months ended April 3, 2016, the Company repurchased 4,885 shares with an aggregate purchase price of $48,195, excluding commissions of $73.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges (a)	Pension	Total
Balance at January 1, 2017	$(60,299)	$(1,797)	$(1,145)	$(63,241)
Current-period other comprehensive income	1,945	445	96	2,486
Balance at April 2, 2017	$(58,354)	$(1,352)	$(1,049)	$(60,755)

Balance at January 3, 2016	$(66,163)	$(3,571)	$(1,089)	$(70,823)
Current-period other comprehensive income	12,676	445	—	13,121
Balance at April 3, 2016	$(53,487)	$(3,126)	$(1,089)	$(57,702)
_______________

(a)
Current-period other comprehensive income includes the reclassification of unrealized losses on cash flow hedges from “Accumulated other comprehensive loss” to our condensed consolidated statements of operations of $445 for both the three months ended April 2, 2017 and April 3, 2016. The reclassification of unrealized losses on cash flow hedges consists of $723 recorded to “Interest expense,” net of the related income tax benefit of $278 recorded to “Provision for income taxes.” See Note 6 for more information.

(11) Leases

At April 2, 2017, Wendy’s and its franchisees operated 6,551 Wendy’s restaurants. Of the 331 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 149 restaurants, owned the building and held long-term land leases for 132 restaurants and held leases covering land and building for 50 restaurants. Wendy’s also owned 520 and leased 1,050 properties that were either leased or subleased principally to franchisees.

Rental expense for operating leases consists of the following components:

	Three Months Ended
	April 2, 2017	April 3, 2016
Rental expense:
Minimum rentals	$19,918	$19,490
Contingent rentals	4,288	3,782
Total rental expense (a)	$24,206	$23,272
_______________

(a)	Amounts exclude sublease income of $26,563 and $19,732 recognized during the three months ended April 2, 2017 and April 3, 2016, respectively.

Rental income for operating leases and subleases consists of the following components:

	Three Months Ended
	April 2, 2017	April 3, 2016
Rental income:
Minimum rentals	$38,605	$25,798
Contingent rentals	4,312	4,762
Total rental income	$42,917	$30,560

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table illustrates the Company’s future minimum rental payments and rental receipts for non-cancelable leases and subleases, including rental receipts for direct financing leases as of April 2, 2017. Rental receipts below are presented separately for owned properties and for leased properties based on the classification of the underlying lease.

	Rental Payments		Rental Receipts
Fiscal Year	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Owned Properties
2017 (a)	$21,798	$59,696	$30,085	$49,375	$40,056
2018	29,670	77,201	40,650	65,444	53,581
2019	28,738	77,734	40,832	65,700	54,553
2020	29,238	77,107	41,475	65,438	55,148
2021	30,634	76,758	42,913	65,398	56,732
Thereafter	491,105	1,049,312	678,756	867,957	1,002,429
Total minimum payments	$631,183	$1,417,808	$874,711	$1,179,312	$1,262,499
Less interest	(375,357)
Present value of minimum capital lease payments (b)	$255,826
_______________

(a)	Represents future minimum rental payments and rental receipts for non-cancelable leases and subleases for the remainder of our 2017 fiscal year.

(b)	The present value of minimum capital lease payments of $2,150 and $253,676 are included in “Current portion of long-term debt” and “Long-term debt,” respectively.

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	April 2, 2017	January 1, 2017
Land	$271,700	$271,160
Buildings and improvements	312,150	312,067
Office, restaurant and transportation equipment	1,507	1,507
	585,357	584,734
Accumulated depreciation and amortization	(114,389)	(110,166)
	$470,968	$474,568

Our net investment in direct financing leases is as follows:

	April 2, 2017	January 1, 2017
Future minimum rental receipts	$461,756	$401,452
Unearned interest income	(307,610)	(277,747)
Net investment in direct financing leases	154,146	123,705
Net current investment in direct financing leases (a)	(135)	(101)
Net non-current investment in direct financing leases (b)	$154,011	$123,604
_______________

(a)	Included in “Accounts and notes receivable, net.”

(b)	Included in “Other assets.”

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

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. During the three months ended April 2, 2017 and April 3, 2016, Wendy’s paid TimWen $2,819 and $2,636, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $52 and $50 during the three months ended April 2, 2017 and April 3, 2016, respectively, which has been included as a reduction to “General and administrative.”

(13) Guarantees and Other Commitments and Contingencies

The Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

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

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $59,623 as of April 2, 2017. These leases extend through 2056. We have not received any notice of default related to these leases as of April 2, 2017. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $663 as of April 2, 2017. These leases expire on various dates through 2021.

Letters of Credit

As of April 2, 2017, the Company had outstanding letters of credit with various parties totaling $38,007, of which $6,165 were cash collateralized. The outstanding letters of credit include amounts outstanding against the securitized financing facility. The related cash collateral is classified as “Restricted cash” in the condensed consolidated balance sheets. We do not expect any material loss to result from these letters of credit.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(14) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of April 2, 2017, the Company had accruals for all of its legal and environmental matters aggregating $1,396. We cannot estimate the aggregate possible range of loss due to most proceedings, including those described below, being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

The Company has been named as a defendant in putative class action lawsuits alleging, among other things, that the Company failed to safeguard customer credit card information and failed to provide notice that credit card information had been compromised.  Jonathan Torres and other consumers filed an action in the U.S. District Court for the Middle District of Florida (the “Torres case”). The operative complaint seeks to certify a nationwide class of consumers, or in the alternative, statewide classes of consumers for Florida, New York, New Jersey, Texas, and Tennessee, as well as statewide classes of consumers under those states’ consumer protection and unfair trade practices laws. Certain financial institutions have also filed class actions lawsuits in the U.S. District Court for the Western District of Pennsylvania (the “FI cases”), which seek to certify a nationwide class financial institutions that issued payment cards that were allegedly impacted.  In the Torres case and the FI cases, the plaintiffs seek monetary damages, injunctive and equitable relief, attorneys’ fees and other costs. The Company’s motion to dismiss the amended complaint in the Torres case was denied in part and granted in part with leave to amend; the plaintiffs then filed the operative complaint referenced above. The Company’s motion to dismiss in the FI case was denied. The Company filed its answer in the Torres case in April 2017 and expects to file its answer in the FI case during the second quarter of 2017.

Certain of the Company’s present and former directors have been named in two putative shareholder derivative complaints arising out of the credit card incidents above.  The first case, brought by James Graham in the U.S. District Court for the Southern District of Ohio (the “Graham case”), asserts claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and gross mismanagement, and additionally names one non-director executive officer of the Company.  The second case, brought by Thomas Caracci in the U.S. District Court for the Southern District of Ohio (the “Caracci case”), asserts claims of breach of fiduciary duty and violations of Section 14(a) and Rule 14a-9 of the Securities Exchange Act of 1934.  Collectively, the plaintiffs seek a judgment on behalf of the Company for all damages incurred or that will be incurred as a result of the alleged wrongful acts or omissions, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the named individual defendants, a judgment directing the Company to reform its governance and internal procedures, attorneys’ fees and other costs.  The Company’s motion to dismiss is pending in the Graham case and the Company has yet to respond to the Caracci case.

The Torres case, the FI cases and the Graham case were previously described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2017.

(15) New Accounting Standards

New Accounting Standards

In March 2017, the FASB issued new guidance on the presentation of net periodic benefit costs that requires entities to disaggregate the current service cost component from the other components of net benefit cost in the income statement. The company does not expect the amendment, which requires retrospective adoption and is effective commencing with our 2018 fiscal year, to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued new guidance on leases, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The amendment requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach.  We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements and plan to reflect adoption when effective in the first quarter of our 2019 fiscal year. As

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

shown in Note 11, there are $1,417,808 in future minimum rental payments for operating leases that are not currently on our balance sheet; therefore, we expect this will have a material impact on our balance sheet and related disclosures.

In May 2014, the FASB issued amended guidance for revenue recognition. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and is effective commencing with our 2018 fiscal year. The guidance allows for either a full retrospective or modified retrospective transition method. We are continuing to evaluate which transition method to use. This guidance will not impact our recognition of revenue from Company-operated restaurant sales or our recognition of continuing royalty revenues from franchisees, which are based on a percentage of franchise sales. We anticipate recognizing the initial fees from franchisees over the life of the related franchise agreements and we expect to consolidate the operations and cash flow results of our national advertising funds, both of which will have a material impact on our consolidated financial statements.

New Accounting Standards Adopted

In March 2016, the FASB issued an amendment related to equity method accounting, which eliminates the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in level of ownership interest or degree of influence. The Company adopted this amendment, prospectively, during the first quarter of 2017. The adoption of this guidance did not impact our consolidated financial statements.

In March 2016, the FASB issued an amendment that clarifies the steps for assessing triggering events of embedded contingent put and call options within debt instruments. The Company adopted this amendment during the first quarter of 2017. The adoption of this guidance did not impact our consolidated financial statements.

In March 2016, the FASB issued an amendment that modifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as statement of cash flows presentation. The transition requirement is generally modified retrospective, with the exception of recognition of excess tax benefits and tax deficiencies that requires prospective adoption. The Company adopted this amendment during the first quarter of 2017. The cash flows used in financing activities related to the excess tax benefits from share-based compensation arrangements, which amounted to $933 during the first quarter of 2016, was reclassified retrospectively to cash flows provided by operating activities. Additionally, during the first quarter of 2016, $2,601 was paid to taxing authorities for withheld shares on share-based compensation arrangement activities, which was reclassified retrospectively from cash flows provided by operating activities to cash flows used in financing activities. Upon adopting the amendment in the first quarter of 2017, the Company recognized $1,880 in unrecognized tax benefits for deductions in excess of cumulative compensation costs relating to the exercise of stock options and vesting of restricted stock. This tax benefit was recognized as a reduction to the Company’s deferred tax liability with an equal offsetting increase to “Accumulated deficit.” The Company will continue to estimate forfeitures each period.

In July 2015, the FASB issued an amendment that requires entities to measure inventory at the lower of cost and net realizable value, rather than the lower of cost or market, with market value represented by replacement cost, net realizable value or net realizable value less a normal profit margin. The Company adopted this amendment during the first quarter of 2017. The adoption of this guidance did not impact our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 (the “Form 10-K”). There have been no material changes as of April 2, 2017 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding Item 1 of Part II of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s franchises and operates Wendy’s® quick-service restaurants throughout North America (defined as the United States of America (“U.S.”) and Canada). Wendy’s also has franchised restaurants in 29 foreign countries and U.S. territories.

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

The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to or on December 31. All quarters presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Executive Overview

Our Business

As of April 2, 2017, the Wendy’s restaurant system was comprised of 6,551 restaurants, of which 331 were owned and operated by the Company. All of our Company-operated restaurants are located in the U.S.

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

Wendy’s revenues for the first quarter of 2017 include (1) $148.2 million of sales at Company-operated restaurants, (2) $94.7 million of franchise royalty revenue and fees and (3) $42.9 million of franchise rental income. Substantially all of our Wendy’s royalty agreements provide for royalties of 4.0% of franchisees’ revenues.

Key Business Measures

We track our results of operations and manage our business using the following key business measures, which include non-GAAP financial measures:

•
Same-Restaurant Sales - We report same-restaurant sales commencing after new restaurants have been open for 15 continuous months and as soon as reimaged restaurants reopen. This methodology is consistent with the metric used by our management for internal reporting and analysis. The table summarizing same-restaurant sales below in “Results of Operations” provides the same-restaurant sales percent changes. Same-restaurant sales exclude the impact of currency translation.

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

The Company reviews systemwide sales for its North America and international franchised restaurants on a constant currency basis. Constant currency results exclude the impact of foreign currency translation and are derived by translating current year results at prior year average exchange rates. The Company believes excluding the impact of foreign currency translation provides better year over year comparability.

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers. In February 2015, the Company announced plans to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system, which the Company completed as of January 1, 2017. Wendy’s will continue to optimize its system by facilitating franchisee-to-franchisee restaurant transfers, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate Image Activation adoption.

During the first quarter of 2017, the Company recorded post-closing adjustments on sales of restaurants and completed the sale of other assets, resulting in net gains totaling $1.4 million. Gains and losses recognized on dispositions are recorded to “System optimization gains, net” in our condensed consolidated statements of operations. In addition, the Company facilitated the transfer of 116 restaurants between franchisees during the first quarter of 2017.

Costs related to our system optimization initiative were historically recorded to “Reorganization and realignment costs.” Costs incurred during 2017 in connection with an in-process transaction as of January 1, 2017 will continue to be recorded to “Reorganization and realignment costs.” All other costs incurred during 2017 related to facilitating franchisee-to-franchisee restaurant transfers will be recorded to “Other operating expense (income), net.” During the first quarter of 2017, the Company recognized reorganization and realignment costs totaling $0.2 million, which primarily included professional fees. The Company expects to incur additional reorganization and realignment costs, primarily comprised of professional fees, of approximately $1.3 million during the remainder of 2017.

General and Administrative (“G&A”) Realignment

In November 2014, the Company initiated a plan to reduce its general and administrative expenses.  The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth.  The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015.  Costs related to G&A realignment are recorded to “Reorganization and realignment costs.” The Company recognized costs totaling $0.6 million during the first quarter of 2016. The Company did not incur any expenses during the first quarter of 2017 and does not expect to incur additional costs related to the plan.

As previously announced in February 2017, the Company expects to reduce G&A expense to approximately 1.5 percent of global systemwide sales by 2020. On May 10, 2017, the Company announced that approximately three-quarters of the total G&A expense reduction of approximately $35.0 million is expected to be realized by the end of 2018, with the remainder of the savings being realized in 2019. The Company expects to incur total costs aggregating approximately $28.0 million to $33.0 million, of which $23.0 million to $27.0 million will be cash expenditures, related to such savings. The cash expenditures are expected to begin in the second half of 2017 and continue into 2019, with approximately half of the total cash expenditures occurring in 2018. The total costs expected to be incurred are comprised of (1) severance and related employee costs of approximately $17.0 million to $19.0 million, (2) share-based compensation costs of approximately $5.0 million to $6.0 million, (3) recruitment and relocation costs of approximately $4.0 million to $5.0 million and (4) third-party and other costs of approximately $2.0 million to $3.0 million. The Company expects the costs to be recognized beginning in the second quarter of 2017 and continue into 2019, with approximately two-thirds to be recognized during 2017.

Related Party Transactions

TimWen Lease and Management Fees

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. During the first quarter of 2017 and 2016, Wendy’s paid TimWen $2.8 million and $2.6 million, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $0.1 million during both the first quarter of 2017 and 2016, which has been included as a reduction to “General and administrative.”

Cybersecurity Incident

The Company first reported unusual payment card activity affecting some franchise-owned restaurants in February 2016 and that malware had been discovered on certain systems. Subsequently, on June 9, 2016, the Company reported that an additional malware variant had been identified and disabled. On July 7, 2016, the Company, on behalf of affected franchise locations, provided information about specific restaurant locations that may have been impacted by these attacks, all of which are located in the United States, along with support for customers who may have been affected by the malware variants. See “Item 1 - Financial Statements,” Note 14 to the Condensed Consolidated Financial Statements for further information.

Results of Operations

The tables included throughout Results of Operations set forth in millions the Company’s consolidated results of operations for the first quarter of 2017 and 2016.

	First Quarter 2017	First Quarter 2016	Change
Revenues:
Sales	$148.2	$259.3	$(111.1)
Franchise royalty revenues and fees	94.7	88.9	5.8
Franchise rental income	42.9	30.6	12.3
	285.8	378.8	(93.0)
Costs and expenses:
Cost of sales	123.4	214.7	(91.3)
Franchise rental expense	18.9	14.7	4.2
General and administrative	52.4	64.7	(12.3)
Depreciation and amortization	29.2	32.3	(3.1)
System optimization gains, net	(1.4)	(8.4)	7.0
Reorganization and realignment costs	0.2	3.3	(3.1)
Impairment of long-lived assets	0.5	7.1	(6.6)
Other operating expense (income), net	1.9	(13.4)	15.3
	225.1	315.0	(89.9)
Operating profit	60.7	63.8	(3.1)
Interest expense	(29.0)	(28.1)	(0.9)
Other income, net	0.4	0.3	0.1
Income before income taxes	32.1	36.0	(3.9)
Provision for income taxes	(9.8)	(10.6)	0.8
Net income	$22.3	$25.4	$(3.1)

	First Quarter 2017	% of Total Revenues	First Quarter 2016	% of Total Revenues
Revenues:
Sales	$148.2	51.9%	$259.3	68.5%
Franchise royalty revenue and fees:
Royalty revenue	87.1	30.5%	80.8	21.3%
Franchise fees	7.6	2.6%	8.1	2.1%
Total franchise royalty revenue and fees	94.7	33.1%	88.9	23.4%
Franchise rental income	42.9	15.0%	30.6	8.1%
Total revenues	$285.8	100.0%	$378.8	100.0%

	First Quarter 2017	% of Sales	First Quarter 2016	% of Sales
Cost of sales:
Food and paper	$45.0	30.4%	$79.2	30.5%
Restaurant labor	44.3	29.9%	76.0	29.3%
Occupancy, advertising and other operating costs	34.1	23.0%	59.5	23.0%
Total cost of sales	$123.4	83.3%	$214.7	82.8%

	First Quarter 2017	% of Sales	First Quarter 2016	% of Sales
Restaurant margin	$24.8	16.7%	$44.6	17.2%

	First Quarter 2017	First Quarter 2016
Key business measures:
North America same-restaurant sales:
Company-operated	0.8%	4.8%
Franchised	1.7%	3.5%
Systemwide	1.6%	3.6%

Total same-restaurant sales:
Company-operated	0.8%	4.8%
Franchised (a)	1.8%	3.2%
Systemwide (a)	1.8%	3.4%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela due to the impact of Venezuela’s highly inflationary economy).

	First Quarter 2017	First Quarter 2016
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$148.2	$259.3
North America franchised	2,189.2	2,016.3
International franchised (b)	112.5	99.3
Global systemwide sales	$2,449.9	$2,374.9
________________

(a)
During the first quarter of 2017 and 2016, North America systemwide sales increased 2.5% and 5.4%, respectively, international franchised sales increased 14.1% and 1.0%, respectively, and global systemwide sales increased 3.0% and 5.2%, respectively, on a constant currency basis.

(b)	Excludes Venezuela due to the impact of Venezuela's highly inflationary economy.

	Company-operated	Franchised	Systemwide
Restaurant count:
Restaurant count at January 1, 2017	330	6,207	6,537
Opened	1	32	33
Closed	—	(19)	(19)
Restaurant count at April 2, 2017	331	6,220	6,551

Sales	Change
Sales	$(111.1)

The decrease in sales during the first quarter of 2017 was primarily due to the impact of Wendy’s Company-operated restaurants sold under our system optimization initiative, which resulted in a reduction in sales of $114.9 million. This decrease in sales was partially offset by higher sales growth at our new and remodeled Image Activation restaurants and an increase in Company-operated same-restaurant sales. Company-operated same-restaurant sales benefited from an increase in our average per customer check amount, which was partially offset by a decrease in customer count. Our per customer check amount increased primarily due to benefits from changes in product mix.

Franchise Royalty Revenue and Fees	Change
Royalty revenue	$6.3
Franchise fees	(0.5)
$5.8

The increase in franchise royalty revenue and fees during the first quarter of 2017 was due to increased royalty revenue resulting primarily from sales of Company-operated restaurants to franchisees under our system optimization initiative. Royalty revenue also benefited from a 1.8% increase in franchise same-restaurant sales.

Franchise Rental Income	Change
Franchise rental income	$12.3

The increase in franchise rental income during the first quarter of 2017 was primarily due to leasing and/or subleasing properties to franchisees in connection with the sale of Company-operated restaurants and facilitating franchisee-to-franchisee restaurant transfers.

Cost of Sales, as a Percent of Sales	Change
Food and paper	(0.1)%
Restaurant labor	0.6%
Occupancy, advertising and other operating costs	—%
0.5%

The increase in cost of sales, as a percent of sales, during the first quarter of 2017 was primarily due to increased restaurant labor rates. This increase in cost of sales, as a percent of sales, was partially offset by a decrease in commodity costs, reflecting lower beef prices. Cost of sales, as a percent of sales, also benefited from the increase in same-restaurant sales and higher sales at our new and remodeled Image Activation restaurants.

Franchise Rental Expense	Change
Franchise rental expense	$4.2

The increase in franchise rental expense during the first quarter of 2017 was primarily due to subleasing properties to franchisees that were previously Company-operated restaurants and as such, had been previously recorded in cost of sales. Rental expense also increased as a result of entering into new leases in connection with facilitating franchisee-to-franchisee restaurant transfers for purposes of subleasing such properties to the franchisee.

General and Administrative	Change
Professional services	$(5.0)
Employee compensation and related expenses	(2.5)
Incentive compensation	(2.0)
Share-based compensation	(1.5)
Legal reserves	(1.2)
Other, net	(0.1)
$(12.3)

The decrease in general and administrative expenses during the first quarter of 2017 was primarily due to decreases in (1) professional services due to legal and other costs associated with the cybersecurity incident recognized during the first quarter of 2016 (see “Item 1 - Financial Statements,” Note 14 to the Condensed Consolidated Financial Statements for further information), (2) employee compensation and related expenses primarily as a result of changes in staffing driven by our system optimization initiative, (3) incentive compensation accruals due to a decrease in operating performance as compared to plan in 2017 versus 2016, (4) share-based compensation primarily as a result of awards granted and timing of expense recognition and (5) legal reserves.

Depreciation and Amortization	Change
Restaurants	$(4.0)
Corporate and other	0.9
$(3.1)

The decrease in restaurant depreciation and amortization during the first quarter of 2017 was primarily due to (1) a decrease in depreciation on assets sold under our system optimization initiative of $2.5 million and (2) a decrease in accelerated depreciation on existing assets that are being replaced as part of our Image Activation program of $1.4 million.

System Optimization Gains, Net	First Quarter
	2017	2016
System optimization gains, net	$(1.4)	$(8.4)

The decrease in system optimization gains, net during the first quarter of 2017 was primarily due to the sale of 55 Company-operated restaurants in the first quarter of 2016. No restaurants were sold during the first quarter of 2017. System optimization gains, net during the first quarter of 2017 included post-closing adjustments on sales of restaurants and gains on sales of other assets.

Reorganization and Realignment Costs	First Quarter
	2017	2016
System optimization initiative	$0.2	$2.7
G&A realignment	—	0.6
	$0.2	$3.3

During the first quarter of 2017 and 2016, the Company recognized costs associated with its system optimization initiative totaling $0.2 million and $2.7 million, respectively. In the first quarter of 2017, costs primarily included professional fees. In the first quarter of 2016, costs primarily included professional fees of $1.7 million and accelerated amortization of previously acquired franchise rights of $0.9 million.

In November 2014, the Company initiated the realignment of its U.S. field operations and Restaurant Support Center in Dublin, Ohio to reduce its general and administrative expenses. During the first quarter of 2016, the Company recognized costs associated with its G&A realignment plan totaling $0.6 million, which primarily included recruitment and relocation costs. No additional costs are expected to be incurred under the plan.

Impairment of Long-Lived Assets	Change
Impairment of long-lived assets	$(6.6)

Impairment of long-lived assets decreased during the first quarter of 2017 primarily due to lower impairment charges resulting from the remeasurement of properties to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of Company-operated restaurants.

Other Operating Expense (Income), Net	First Quarter
	2017	2016
Lease buyout	$—	$(11.6)
Equity in earnings in joint ventures, net	(1.8)	(1.9)
Other, net	3.7	0.1
	$1.9	$(13.4)

The change in other operating expense (income), net during the first quarter of 2017 was primarily due to a gain recognized on a lease buyout during the first quarter of 2016. In addition, the first quarter of 2017 includes costs incurred to provide information technology, customer care and help desk support services to our franchisees, as well as costs related to facilitating franchisee-to-franchisee restaurant transfers.

Interest Expense	Change
Interest expense	$0.9

Interest expense increased during the first quarter of 2017 primarily due to an increase in capital lease obligations resulting from facilitating franchisee-to-franchisee restaurant transfers and subleasing such properties to the franchisee.

Provision for Income Taxes	First Quarter
	2017	2016
Income before income taxes	$32.1	$36.0
Provision for income taxes	9.8	10.6
Effective tax rate on income	30.5%	29.5%

Our effective tax rates in the first quarter of 2017 and 2016 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year include the following: (1) the adoption of an amendment issued by the Financial Accounting Standards Board (“FASB”), which requires that excess tax benefits and tax deficiencies related to share-based payments be recognized in net income, which resulted in a benefit of $2.1 million in the first quarter of 2017 (see “Item 1 - Financial Statements,” Note 15 to the Condensed Consolidated Financial Statements for further information), (2) the rate differential between foreign and domestic taxes, (3) changes to valuation allowances on state net operating loss carryforwards (including a correction to a prior year identified and recorded in the first quarter of 2016, which resulted in a benefit of $2.9 million) and (4) our system optimization initiative.

The impact of our system optimization initiative on the provision for income taxes included the effects of changes to our state deferred taxes and valuation allowances on state net operating losses caused by the shifting relative taxable presence in the various states as our system optimization initiative is executed, and the disposition of non-deductible goodwill in 2016. These items, which are non-recurring, decreased the provision for income taxes by $0.1 million during the first quarter of 2017 and increased the provision for income taxes by $1.5 million during the first quarter of 2016.

Deferred income taxes are not recorded for temporary differences related to our investments in non-U.S. subsidiaries that we consider permanently invested outside of the U.S. At April 2, 2017, our cash balances held outside of the U.S. totaled $98.0 million.

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

Our anticipated consolidated sources of cash and cash requirements for the remainder of 2017, exclusive of operating cash flow requirements, consist principally of:

•	capital expenditures of approximately $70.2 million, resulting in total anticipated cash capital expenditures for the year of approximately $85.0 million.

•	cash dividends aggregating up to approximately $51.5 million as discussed below in “Dividends;”

•	potential stock repurchases of up to $132.2 million, of which $11.2 million was repurchased subsequent to April 2, 2017 through May 4, 2017 as discussed below in “Stock Repurchases;” and

•	consideration paid for restaurant acquisitions and proceeds from restaurant dispositions under our system optimization initiative.

Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

The table below summarizes our cash flows from operating, investing and financing activities for the first quarter of 2017 and 2016:

	First Quarter 2017	First Quarter 2016	Change
Net cash provided by (used in):
Operating activities	$38.7	$50.8	$(12.1)
Investing activities	(6.4)	(0.2)	(6.2)
Financing activities	(38.0)	(69.6)	31.6
Effect of exchange rate changes on cash	0.7	4.7	(4.0)
Net decrease in cash and cash equivalents	$(5.0)	$(14.3)	$9.3

Operating Activities

Cash provided by operating activities was $38.7 and $50.8 in the first quarter of 2017 and 2016, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities.

Cash provided by operating activities decreased $12.1 million during the first quarter of 2017 as compared to the first quarter of 2016, due to (1) a decrease of $6.0 million in net income adjusted for non-cash expenses, including a $3.2 million decrease in the net receipt of deferred vendor incentives, and (2) an unfavorable change in operating assets and liabilities of $6.1 million. The unfavorable change in operating assets and liabilities resulted primarily from the timing of receipt of rental payments from franchisees, largely offset by the favorable impact of a decrease in payments for incentive compensation for the 2016 fiscal year.

Investing Activities

Cash used in investing activities increased $6.2 million during the first quarter of 2017 as compared to the first quarter of 2016, primarily due to a decrease in proceeds from dispositions related to our system optimization initiative of $39.5 million, partially offset by (1) a decrease of $24.0 million in capital expenditures and (2) a decrease of $7.5 million in restricted cash for the reinvestment in capital assets under our securitized financing facility.

Financing Activities

Cash used in financing activities decreased $31.6 million during the first quarter of 2017 as compared to the first quarter of 2016, primarily due to a decrease in repurchases of common stock of $31.6 million.

Dividends

On March 15, 2017, The Wendy’s Company paid quarterly cash dividends of $0.07 per share on its common stock, aggregating $17.3 million. On May 10, 2017, The Wendy’s Company declared a dividend of $0.07 per share to be paid on June 15, 2017 to shareholders of record as of June 1, 2017. If The Wendy’s Company pays regular quarterly dividends for the remainder of 2017 at the same rate as declared in the second quarter of 2017, the total cash requirement for dividends will be approximately $51.5 million based on the estimated number of shares of common stock outstanding at May 4, 2017. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2017, our Board of Directors authorized a repurchase program for up to $150.0 million of our common stock through March 4, 2018, when and if market conditions warrant and to the extent legally permissible. During the three months ended April 2, 2017, the Company repurchased 1.3 million shares with an aggregate purchase price of $17.8 million, of which $1.8 million was accrued at April 2, 2017 and excluding commissions. Subsequent to April 2, 2017 through May 4, 2017, the Company repurchased 0.8 million shares with an aggregate purchase price of $11.2 million, excluding commissions.

On June 1, 2015, our Board of Directors authorized a repurchase program for up to $1,400.0 million of our common stock through January 1, 2017, when and if market conditions warranted and to the extent legally permissible. During the three months ended April 3, 2016, the Company repurchased 4.9 million shares with an aggregate purchase price of $48.2 million, excluding commissions of $0.1 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of April 2, 2017 there were no material changes from the information contained in the Form 10-K for the fiscal year ended January 1, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 2, 2017. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2017, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the first quarter of 2017 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•
risks associated with failures, interruptions or security breaches of the Company’s computer systems or technology, or the occurrence of cyber incidents or a deficiency in cybersecurity that impacts the Company or its franchisees, including the cybersecurity incident described in Item 1 below;

•
the difficulty in predicting the impact of the sale of Company-operated restaurants to franchisees on ongoing operations, any tax impact from the sale of restaurants and the future impact to the Company’s earnings, restaurant operating margins, cash flow and depreciation;

•
the difficulty in predicting the ultimate costs that will be incurred in connection with the Company’s plan to reduce its general and administrate expense, and the future impact on the Company’s earnings;

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

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 (the “Form 10-K”) (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1. Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. The Company believes it has adequate accruals for continuing operations for all of its legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings, including those described below, being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on our currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

The Company has been named as a defendant in putative class action lawsuits alleging, among other things, that the Company failed to safeguard customer credit card information and failed to provide notice that credit card information had been compromised.  Jonathan Torres and other consumers filed an action in the U.S. District Court for the Middle District of Florida (the “Torres case”). The operative complaint seeks to certify a nationwide class of consumers, or in the alternative, statewide classes of consumers for Florida, New York, New Jersey, Texas, and Tennessee, as well as statewide classes of consumers under those states’ consumer protection and unfair trade practices laws. Certain financial institutions have also filed class actions lawsuits in the U.S. District Court for the Western District of Pennsylvania (the “FI cases”), which seek to certify a nationwide class financial institutions that issued payment cards that were allegedly impacted.  In the Torres case and the FI cases, the plaintiffs seek monetary damages, injunctive and equitable relief, attorneys’ fees and other costs. The Company’s motion to dismiss the amended complaint in the Torres case was denied in part and granted in part with leave to amend; the plaintiffs then filed the operative complaint referenced above. The Company’s motion to dismiss in the FI case was denied. The Company filed its answer in the Torres case in April 2017 and expects to file its answer in the FI case during the second quarter of 2017.

Certain of the Company’s present and former directors have been named in two putative shareholder derivative complaints arising out of the credit card incidents above.  The first case, brought by James Graham in the U.S. District Court for the Southern District of Ohio (the “Graham case”), asserts claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and gross mismanagement, and additionally names one non-director executive officer of the Company.  The second case, brought by Thomas Caracci in the U.S. District Court for the Southern District of Ohio (the “Caracci case”), asserts claims of breach of fiduciary duty and violations of Section 14(a) and Rule 14a-9 of the Securities Exchange Act of 1934.  Collectively, the plaintiffs seek a judgment on behalf of the Company for all damages incurred or that will be incurred as a result of the alleged wrongful acts or omissions, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the named individual defendants, a judgment directing the Company to reform its governance and internal procedures, attorneys’ fees and other costs.  The Company’s motion to dismiss is pending in the Graham case and the Company has yet to respond to the Caracci case.

The Torres case, the FI cases and the Graham case were previously described in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2017.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first quarter of 2017:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
January 2, 2017 through February 5, 2017	14,657	$13.74	—	$—
February 6, 2017 through March 5, 2017	573,240	$13.82	380,680	$144,756,649
March 6, 2017 through April 2, 2017	940,461	$13.40	938,000	$132,196,786
Total	1,528,358	$13.56	1,318,680	$132,196,786

(1)
Includes 209,678 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In February 2017, our Board of Directors authorized the repurchase of up to $150 million of our common stock through March 4, 2018, when and if market conditions warrant and to the extent legally permissible.

Subsequent to April 2, 2017 through May 4, 2017, the Company repurchased 0.8 million shares with an aggregate purchase price of $11.2 million, excluding commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Form of Long Term Performance Unit Award Agreement for 2017 under The Wendy’s Company 2010 Omnibus Award Plan.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: May 10, 2017	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the Company)

Date: May 10, 2017	By: /s/ Scott A. Kriss
Scott A. Kriss
Senior Vice President,
Chief Accounting and Tax Officer
(Principal Accounting Officer)

Exhibit Index

EXHIBIT NO.	DESCRIPTION

10.1	Form of Long Term Performance Unit Award Agreement for 2017 under The Wendy’s Company 2010 Omnibus Award Plan.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this Form 10-Q.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.