Form 10-Q
period 2017-07-02
Wendy's Co
filed 2017-08-09
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017

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
Yes [ ] No [x]

There were 243,456,241 shares of The Wendy’s Company common stock outstanding as of August 3, 2017.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)

	July 2, 2017	January 1, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$204,543	$198,240
Restricted cash	39,144	57,612
Accounts and notes receivable, net	106,649	98,825
Inventories	2,922	2,851
Prepaid expenses and other current assets	27,438	19,244
Advertising funds restricted assets	60,227	75,760
Total current assets	440,923	452,532
Properties	1,254,750	1,192,339
Goodwill	742,407	741,410
Other intangible assets	1,338,645	1,322,531
Investments	56,999	56,981
Net investment in direct financing leases	213,069	123,604
Other assets	61,870	49,917
Total assets	$4,108,663	$3,939,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28,988	$24,652
Accounts payable	23,963	27,635
Accrued expenses and other current liabilities	116,352	102,034
Advertising funds restricted liabilities	60,227	75,760
Total current liabilities	229,530	230,081
Long-term debt	2,699,760	2,487,630
Deferred income taxes	415,479	446,513
Other liabilities	276,845	247,354
Total liabilities	3,621,614	3,411,578
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 244,313 and 246,574 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,882,494	2,878,589
Accumulated deficit	(302,939)	(290,857)
Common stock held in treasury, at cost; 226,111 and 223,850 shares, respectively	(2,085,301)	(2,043,797)
Accumulated other comprehensive loss	(54,247)	(63,241)
Total stockholders’ equity	487,049	527,736
Total liabilities and stockholders’ equity	$4,108,663	$3,939,314

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(Unaudited)
Revenues:
Sales	$160,859	$259,235	$309,071	$518,567
Franchise royalty revenue and fees	112,548	88,952	207,238	177,847
Franchise rental income	46,935	34,531	89,852	65,091
	320,342	382,718	606,161	761,505
Costs and expenses:
Cost of sales	129,360	202,554	252,767	417,290
Franchise rental expense	21,897	17,493	40,765	32,150
General and administrative	51,280	61,124	103,730	125,770
Depreciation and amortization	31,309	30,749	60,474	63,094
System optimization losses (gains), net	41,050	(1,924)	39,643	(10,350)
Reorganization and realignment costs	17,699	2,487	17,880	5,737
Impairment of long-lived assets	253	5,525	763	12,630
Other operating expense (income), net	1,700	(938)	3,625	(14,293)
	294,548	317,070	519,647	632,028
Operating profit	25,794	65,648	86,514	129,477
Interest expense	(28,935)	(28,643)	(57,910)	(56,752)
Other income, net	2,844	276	3,233	538
(Loss) income before income taxes	(297)	37,281	31,837	73,263
Provision for income taxes	(1,548)	(10,801)	(11,341)	(21,420)
Net (loss) income	$(1,845)	$26,480	$20,496	$51,843

Basic and diluted net (loss) income per share	$(.01)	$.10	$.08	$.19

Dividends per share	$.07	$.06	$.14	$.12

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
	(Unaudited)

Net (loss) income	$(1,845)	$26,480	$20,496	$51,843
Other comprehensive income, net:
Foreign currency translation adjustment	6,065	1,580	8,010	14,256
Change in unrecognized pension loss, net of income tax (provision) benefit of $(60) for the six months ended July 2, 2017 and $34 for the three and six months ended July 3, 2016	—	(56)	96	(56)
Effect of cash flow hedges, net of income tax provision of $281 and $559 for both the three and six months ended July 2, 2017 and July 3, 2016, respectively	443	443	888	888
Other comprehensive income, net	6,508	1,967	8,994	15,088
Comprehensive income	$4,663	$28,447	$29,490	$66,931

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	July 2, 2017	July 3, 2016
	(Unaudited)
Cash flows from operating activities:
Net income	$20,496	$51,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,474	64,694
Share-based compensation	11,372	9,925
Impairment of long-lived assets	763	12,630
Deferred income tax	(2,496)	(10,353)
Non-cash rental income, net	(5,286)	(2,561)
Net receipt of deferred vendor incentives	7,077	8,230
System optimization losses (gains), net	39,643	(10,350)
Gain on sale of investments, net	(2,553)	—
Distributions received from TimWen joint venture	5,524	5,786
Equity in earnings in joint ventures, net	(3,786)	(4,275)
Accretion of long-term debt	617	608
Amortization of deferred financing costs	3,974	3,769
Reclassification of unrealized losses on cash flow hedges	1,447	1,447
Other, net	3,552	1,731
Changes in operating assets and liabilities:
Restricted cash	44	135
Accounts and notes receivable, net	(9,557)	(26,956)
Inventories	(71)	148
Prepaid expenses and other current assets	(2,116)	(4,638)
Accounts payable	(4,484)	(1,884)
Accrued expenses and other current liabilities	(4,051)	5,867
Net cash provided by operating activities	120,583	105,796
Cash flows from investing activities:
Capital expenditures	(32,117)	(68,495)
Acquisitions	(86,788)	(2,209)
Dispositions	77,980	45,078
Proceeds from sale of investments	3,282	—
Payments for investments	(375)	(113)
Notes receivable, net	(2,225)	(3,439)
Changes in restricted cash	18,711	7,040
Other, net	—	(17)
Net cash used in investing activities	(21,532)	(22,155)
Cash flows from financing activities:
Repayments of long-term debt	(13,646)	(12,651)
Deferred financing costs	(740)	(867)
Repurchases of common stock	(50,527)	(108,057)
Dividends	(34,447)	(32,152)
Proceeds from stock option exercises	6,385	6,696
Payments related to tax withholding for share-based compensation	(2,956)	(3,064)
Net cash used in financing activities	(95,931)	(150,095)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	3,120	(66,454)
Effect of exchange rate changes on cash	3,183	5,418
Net increase (decrease) in cash and cash equivalents	6,303	(61,036)
Cash and cash equivalents at beginning of period	198,240	327,216
Cash and cash equivalents at end of period	$204,543	$266,180

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Six Months Ended
	July 2, 2017	July 3, 2016
	(Unaudited)
Supplemental cash flow information:
Cash paid for:
Interest	$62,090	$57,501
Income taxes, net of refunds	12,886	39,745

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$8,965	$17,228
Capitalized lease obligations	238,201	91,579

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of July 2, 2017 and the results of our operations for the three and six months ended July 2, 2017 and July 3, 2016 and cash flows for the six months ended July 2, 2017 and July 3, 2016. The results of operations for the three and six months ended July 2, 2017 are not necessarily indicative of the results to be expected for the full 2017 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 (the “Form 10-K”).

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

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to or on December 31. All three- and six-month periods presented herein contain 13 weeks and 26 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

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

During the six months ended July 2, 2017, the Company recorded post-closing adjustments on sales of restaurants and completed the sale of other assets, resulting in net gains totaling $3,506. In addition, the Company facilitated the transfer of 270 restaurants between franchisees during the six months ended July 2, 2017 (excluding the DavCo and NPC transactions discussed below).

DavCo and NPC Transactions

As part of our system optimization initiative, the Company acquired 140 Wendy’s restaurants on May 31, 2017 from DavCo Restaurants, LLC (“DavCo”) for total net cash consideration of $86,788, which were immediately sold to NPC International, Inc. (“NPC”), an existing franchisee of the Company, for cash proceeds of $70,688 (the “DavCo and NPC transactions”). As part of the transaction, NPC has agreed to remodel 90 acquired restaurants in the Image Activation format by the end of 2021 and build 15 new Wendy’s restaurants by the end of 2022. Prior to closing the DavCo transaction, seven DavCo restaurants were closed. The acquisition of Wendy’s restaurants from DavCo was not contingent on executing the sale agreement with NPC; as such, the Company accounted for the transactions as an acquisition and subsequent disposition of a business. The total consideration paid to DavCo was allocated to net tangible and identifiable intangible assets acquired based on their estimated fair values. As part of the transactions, the Company retained leases for purposes of subleasing such properties to NPC.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded as a result of the DavCo and NPC transactions:

Three Months Ended
July 2, 2017
Acquisition (a)
Total consideration paid	$86,788
Identifiable assets and liabilities assumed:
Net assets held for sale	70,688
Capital lease assets	49,360
Deferred taxes	27,493
Capital lease obligations	(97,046)
Net unfavorable leases (b)	(22,211)
Other liabilities (c)	(6,999)
Total identifiable net assets	21,285
Goodwill (d)	$65,503

Disposition
Proceeds	$70,688
Net assets sold	(70,688)
Goodwill (d)	(65,503)
Net favorable leases (e)	24,034
Other (f)	(1,680)
Loss on DavCo and NPC transactions	$(43,149)
_______________

(a)
The fair values of the identifiable intangible assets and taxes related to the acquisition are provisional amounts as of July 2, 2017, pending final valuations and purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.

(b)	Includes favorable lease assets of $1,228 and unfavorable lease liabilities of $23,439.

(c)
Includes a supplemental purchase price estimated at $6,344 to be paid to DavCo for the resolution of certain lease-related matters, which is included in “Accrued expenses and other current liabilities.”

(d)	Includes tax deductible goodwill of $21,871.

(e)	The Company recorded favorable lease assets of $30,068 and unfavorable lease liabilities of $6,034 as a result of subleasing land, buildings and leasehold improvements to NPC.

(f)	Includes cash payments for selling and other costs associated with the transaction.

Gains and losses recognized on dispositions are recorded to “System optimization losses (gains), net” in our condensed consolidated statements of operations. Costs related to our system optimization initiative were historically recorded to “Reorganization and realignment costs.” Costs incurred during 2017 in connection with the DavCo and NPC transactions continue to be recorded to “Reorganization and realignment costs.” All other costs incurred during 2017 related to facilitating franchisee-to-franchisee restaurant transfers are recorded to “Other operating expense (income), net.” See Note 4 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Number of restaurants sold to franchisees	—	—	—	55

Proceeds from sales of restaurants	$—	$—	$—	$39,615
Net assets sold (a)	—	—	—	(17,055)
Goodwill related to sales of restaurants	—	—	—	(6,376)
Net unfavorable leases (b)	—	—	—	(4,906)
Other	—	—	—	(795)
	—	—	—	10,483
Post-closing adjustments on sales of restaurants (c)	27	545	927	(1,590)
Gain on sales of restaurants, net	27	545	927	8,893

Gain on sales of other assets, net (d)	2,072	1,379	2,579	1,457
Loss on DavCo and NPC transactions	(43,149)	—	(43,149)	—
System optimization (losses) gains, net	$(41,050)	$1,924	$(39,643)	$10,350
_______________

(a)	Net assets sold consisted primarily of equipment.

(b)
During the six months ended July 3, 2016, the Company recorded favorable lease assets of $183 and unfavorable lease liabilities of $5,089 as a result of leasing and/or subleasing land, buildings and/or leasehold improvements to franchisees in connection with sales of restaurants.

(c)
The three and six months ended July 2, 2017 includes cash proceeds of $300 related to post-closing reconciliations with franchisees. The six months ended July 2, 2017 also includes the recognition of a deferred gain of $312 as a result of the resolution of certain contingencies related to the extension of lease terms for a Canadian restaurant.

(d)
During the three and six months ended July 2, 2017, the Company received cash proceeds of $5,342 and $6,992, respectively, primarily from the sale of surplus properties. The six months ended July 2, 2017 also includes the recognition of a deferred gain of $375 related to the sale of a share in an aircraft. During the three and six months ended July 3, 2016, the Company received cash proceeds of $3,893 and $5,463, respectively, primarily from the sale of surplus properties.

As of July 2, 2017 and January 1, 2017, the Company had assets held for sale of $3,174 and $4,800, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(3) Acquisitions

The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for acquisitions of franchised restaurants:

	Six Months Ended
	July 2, 2017	July 3, 2016
Restaurants acquired from franchisees	—	2

Total consideration paid, net of cash received	$—	$2,209
Identifiable assets acquired and liabilities assumed:
Properties	—	2,218
Deferred taxes and other assets	—	9
Other liabilities	—	(18)
Total identifiable net assets	—	2,209
Goodwill	$—	$—
On May 31, 2017, the Company also entered into the DavCo and NPC transactions. See Note 2 for further information.

(4) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
System optimization initiative	$454	$2,081	$635	$4,804
G&A realignment - November 2014 plan	—	406	—	933
G&A realignment - May 2017 plan	17,245	—	17,245	—
Reorganization and realignment costs	$17,699	$2,487	$17,880	$5,737

System Optimization Initiative

The Company has recognized costs related to its system optimization initiative, which includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers. The Company does not expect to incur additional costs during the remainder of 2017 in connection with the DavCo and NPC transactions. All other costs incurred during 2017 related to facilitating franchisee-to-franchisee restaurant transfers are recorded to “Other operating expense (income), net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended		Total Incurred Since Inception
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Severance and related employee costs	$—	$18	$3	$18	$18,237
Professional fees	432	1,445	562	3,146	17,172
Other (a)	22	(37)	70	40	5,813
	454	1,426	635	3,204	41,222
Accelerated depreciation and amortization (b)	—	655	—	1,600	25,398
Share-based compensation (c)	—	—	—	—	5,013
Total system optimization initiative	$454	$2,081	$635	$4,804	$71,633
_______________

(a)	The three and six months ended July 3, 2016 include a reversal of an accrual of $50 as a result of a change in estimate.

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

	Balance January 1, 2017	Charges	Payments	Balance July 2, 2017
Severance and related employee costs	$—	$3	$(3)	$—
Professional fees	101	562	(655)	8
Other	—	70	(70)	—
	$101	$635	$(728)	$8

	Balance January 3, 2016	Charges	Payments	Balance July 3, 2016
Severance and related employee costs	$77	$18	$(35)	$60
Professional fees	708	3,146	(3,497)	357
Other	90	40	(130)	—
	$875	$3,204	$(3,662)	$417

General and Administrative (“G&A”) Realignment

November 2014 Plan

In November 2014, the Company initiated a plan to reduce its G&A expenses.  The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth.  The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015.  The Company recognized costs totaling $406 and $933 during the three and six months ended July 3, 2016, respectively, and $23,960 in aggregate since inception.  The Company did not incur any expenses during the three and six months ended July 2, 2017 and does not expect to incur additional costs related to the plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

May 2017 Plan

In May 2017, the Company initiated a new plan to further reduce its G&A expenses. The Company expects to incur total costs aggregating approximately $28,000 to $33,000 related to the plan. The Company recognized costs totaling $17,245 during the three months ended July 2, 2017, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $11,000 to $16,000, comprised of (1) severance and related employee costs of approximately $4,000, (2) recruitment and relocation costs of approximately $4,000, (3) third-party and other costs of approximately $2,000 and (4) share-based compensation of approximately $4,000. The Company expects costs to be recognized during the remainder of 2017 and continue into 2019, with approximately two-thirds to be recognized during 2017.

The following is a summary of the activity recorded as a result of the May 2017 plan:

Three Months Ended
July 2, 2017
Severance and related employee costs	$13,226
Recruitment and relocation costs	—
Third-party and other costs	325
13,551
Share-based compensation (a)	3,694
Total G&A realignment - May 2017 plan	$17,245
_______________

(a)	Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our May 2017 plan.

As of July 2, 2017, the accruals for our May 2017 plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $7,376 and $5,422, respectively. The table below presents a rollforward of our accruals for the May 2017 plan.

	Balance January 1, 2017	Charges	Payments	Balance July 2, 2017
Severance and related employee costs	$—	$13,226	$(507)	$12,719
Recruitment and relocation costs	—	—	—	—
Third-party and other costs	—	325	(246)	79
	$—	$13,551	$(753)	$12,798

(5) Investments

Equity Investments

Wendy’s has a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. (Tim Hortons™ is a registered trademark of Tim Hortons USA Inc.) In addition, a wholly-owned subsidiary of Wendy’s has a 20% share in a joint venture for the operation of Wendy’s restaurants in Brazil (the “Brazil JV”). The Company has significant influence over these investees. Such investments are accounted for using the equity method of accounting, under which our results of operations include our share of the income (loss) of the investees in “Other operating expense (income), net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Six Months Ended
	July 2, 2017	July 3, 2016
Balance at beginning of period	$54,545	$55,541

Investment	375	113

Equity in earnings for the period	4,915	5,410
Amortization of purchase price adjustments (a)	(1,129)	(1,135)
	3,786	4,275
Distributions received	(5,524)	(5,786)
Foreign currency translation adjustment included in “Other comprehensive income, net”	2,110	3,952
Balance at end of period	$55,292	$58,095
_______________

(a)	Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	July 2, 2017		January 1, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$6,345	$6,345	$5,335	$5,335	Level 1
Non-current cost method investments (a)	1,707	348,322	2,436	326,283	Level 3

Financial liabilities
Series 2015-1 Class A-2-I Notes (b)	859,688	862,181	864,063	857,349	Level 2
Series 2015-1 Class A-2-II Notes (b)	884,250	895,215	888,750	880,005	Level 2
Series 2015-1 Class A-2-III Notes (b)	491,250	496,457	493,750	474,543	Level 2
7% debentures, due in 2025 (b)	88,893	105,250	88,277	99,750	Level 2
Guarantees of franchisee loan obligations (c)	229	229	280	280	Level 3
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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Reclassifications of unrealized losses on cash flow hedges from “Accumulated other comprehensive loss” to “Interest expense” were $724 and $1,447 for both the three and six months ended July 2, 2017 and July 3, 2016, respectively.

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

Total impairment losses may also include the impact of remeasuring long-lived assets held for sale, which primarily include surplus properties. The fair value of long-lived assets held for sale presented in the tables below represents the remaining carrying value and was estimated based on current market values. See Note 7 for further information on impairment of our long-lived assets.

		Fair Value Measurements
	July 2, 2017	Level 1	Level 2	Level 3
Held and used	$—	$—	$—	$—
Held for sale	1,083	—	—	1,083
Total	$1,083	$—	$—	$1,083

		Fair Value Measurements
	January 1, 2017	Level 1	Level 2	Level 3
Held and used	$5,462	$—	$—	$5,462
Held for sale	1,552	—	—	1,552
Total	$7,014	$—	$—	$7,014

Total impairment losses for the three and six months ended July 2, 2017 included remeasuring long-lived assets held and used of $201 and $218, respectively, and remeasuring long-lived assets held for sale of $52 and $545, respectively. Total impairment losses for the three and six months ended July 3, 2016 included remeasuring long-lived assets held and used of $5,525 and $12,526, respectively. Total impairment losses for the six months ended July 3, 2016 also included remeasuring long-lived assets held for sale of $104.

In addition, the Company measured assets acquired and liabilities assumed at fair value as part of the DavCo and NPC transactions during the three months ended July 2, 2017. See Note 2 for further information.

(7) Impairment of Long-Lived Assets

During the three and six months ended July 2, 2017, the Company recorded impairment charges on long-lived assets as a result of (1) closing Company-operated restaurants and classifying such surplus properties as held for sale and (2) the deterioration in operating performance of certain Company-operated restaurants and charges for capital improvements in previously impaired restaurants that did not subsequently recover.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

During the three and six months ended July 3, 2016, the Company recorded impairment charges on long-lived assets as a result of (1) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants and (2) the deterioration in operating performance of certain Company-operated restaurants and charges for capital improvements in previously impaired restaurants that did not subsequently recover.  During the six months ended July 3, 2016, the Company also recorded impairment charges on long-lived assets as a result of closing Company-operated restaurants and classifying such surplus properties as held for sale.

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

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Restaurants leased or subleased to franchisees	$—	$5,490	$—	$12,491
Surplus properties	52	—	545	104
Company-operated restaurants	201	35	218	35
	$253	$5,525	$763	$12,630

(8) Income Taxes

For the three months ended July 2, 2017, the Company had a loss before income taxes of $297 and a provision for income taxes of $1,548; as such, our effective tax rate for the three months ended July 2, 2017 is not meaningful. The Company’s effective tax rate for the three months ended July 3, 2016 was 29.0%. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) the system optimization initiative provision of $2,166 and benefit of $5,239 in the second quarter of 2017 and 2016, respectively, reflecting goodwill adjustments, changes to valuation allowances on state net operating loss carryforwards and state deferred taxes (including corrections to prior years identified and recorded in the second quarter of 2017 and 2016, which resulted in a benefit of $2,248 and $4,235, respectively), (2) the adoption of an amendment issued by the Financial Accounting Standards Board (“FASB”), which requires that excess tax benefits and tax deficiencies related to share-based payments be recognized in net income, (3) state income taxes net of federal benefits, including non-recurring changes to state deferred taxes and (4) the rate differential between foreign and domestic taxes.

The Company’s effective tax rate for the six months ended July 2, 2017 and July 3, 2016 was 35.6% and 29.2%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) the adoption of an amendment issued by the FASB, which requires that excess tax benefits and tax deficiencies related to share-based payments be recognized in net income, which resulted in a benefit of $3,306 during the six months ended July 2, 2017, (2) the system optimization initiative, reflecting goodwill adjustments, changes to valuation allowances on state net operating loss carryforwards and state deferred taxes (including corrections to prior years identified and recorded in the first six months of 2017 and 2016, which resulted in a benefit of $2,248 and $7,113, respectively), (3) state income taxes net of federal benefits, including non-recurring changes to state deferred taxes and (4) the rate differential between foreign and domestic taxes.

In the second quarter of 2017, the Company increased its unrecognized tax benefits by $8,151 for certain amended state returns. During the next twelve months, we believe that it is reasonably possible the Company will reduce its unrecognized tax benefits by up to $7,002, primarily due to expected settlements with taxing authorities.

The current portion of refundable income taxes was $18,526 and $18,111 as of July 2, 2017 and January 1, 2017, respectively, and is included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets.  Long-term refundable income taxes are included in “Other assets” and amounted to $956 and $239 as of July 2, 2017 and January 1, 2017, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(9) Net (Loss) Income Per Share

Basic net (loss) income per share was computed by dividing net (loss) income amounts by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted net (loss) income per share were as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Common stock:
Weighted average basic shares outstanding	245,261	265,915	245,933	268,065
Dilutive effect of stock options and restricted shares	—	4,350	7,963	4,442
Weighted average diluted shares outstanding	245,261	270,265	253,896	272,507

Diluted net (loss) income per share for the three and six months ended July 2, 2017 and July 3, 2016 was computed by dividing net (loss) income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. Diluted net loss per share for the three months ended July 2, 2017 was the same as basic net loss per share since the Company reported a net loss and, therefore, the effect of all potentially dilutive securities would have been anti-dilutive. For the six months ended July 2, 2017, we excluded 119 of potential common shares from our diluted net income per share calculation as they would have had anti-dilutive effects. For the three and six months ended July 3, 2016, we excluded 259 and 1,992, respectively, of potential common shares from our diluted net income per share calculation as they would have had anti-dilutive effects.

(10) Stockholders’ Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Six Months Ended
	July 2, 2017	July 3, 2016
Balance at beginning of period	$527,736	$752,914
Comprehensive income	29,490	66,931
Cash dividends	(34,447)	(32,152)
Repurchases of common stock	(52,501)	(109,348)
Share-based compensation	11,372	9,925
Exercises of stock options	6,161	6,238
Vesting of restricted shares	(2,732)	(2,841)
Cumulative effect of change in accounting principle (a)	1,880	—
Tax benefit from share-based compensation	—	1,402
Other	90	95
Balance at end of period	$487,049	$693,164
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)
During the six months ended July 2, 2017, the Company recognized a tax benefit as a reduction to the Company’s deferred tax liability with an equal offsetting increase to “Accumulated deficit.” The adjustment was recognized as a result of adoption of an amendment to the accounting for employee share-based payment transactions. See Note 15 for further information.

Repurchases of Common Stock

In February 2017, our Board of Directors authorized a repurchase program for up to $150,000 of our common stock through March 4, 2018, when and if market conditions warrant and to the extent legally permissible. During the six months ended July 2, 2017, the Company repurchased 3,611 shares with an aggregate purchase price of $52,448, of which $1,974 was accrued at July 2, 2017 and excluding commissions of $53. As of July 2, 2017, the Company had $97,552 of availability remaining under its February 2017 authorization. Subsequent to July 2, 2017 through August 3, 2017, the Company repurchased 917 shares with an aggregate purchase price of $14,337, excluding commissions of $13.

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

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges (a)	Pension	Total
Balance at January 1, 2017	$(60,299)	$(1,797)	$(1,145)	$(63,241)
Current-period other comprehensive income	8,010	888	96	8,994
Balance at July 2, 2017	$(52,289)	$(909)	$(1,049)	$(54,247)

Balance at January 3, 2016	$(66,163)	$(3,571)	$(1,089)	$(70,823)
Current-period other comprehensive income (loss)	14,256	888	(56)	15,088
Balance at July 3, 2016	$(51,907)	$(2,683)	$(1,145)	$(55,735)
_______________

(a)
Current-period other comprehensive income (loss) includes the reclassification of unrealized losses on cash flow hedges from “Accumulated other comprehensive loss” to our condensed consolidated statements of operations of $443 and $888 for both the three and six months ended July 2, 2017 and July 3, 2016, respectively. The reclassification of unrealized losses on cash flow hedges consists of $724 and $1,447 for both the three and six months ended July 2, 2017 and July 3, 2016, respectively, recorded to “Interest expense,” net of the related income tax benefit of $281 and $559 for both the three and six months ended July 2, 2017 and July 3, 2016, respectively, recorded to “Provision for income taxes.” See Note 6 for further information.

(11) Leases

At July 2, 2017, Wendy’s and its franchisees operated 6,564 Wendy’s restaurants. Of the 331 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 147 restaurants, owned the building and held long-term land leases for 133 restaurants and held leases covering land and building for 51 restaurants. Wendy’s also owned 521 and leased 1,273 properties that were either leased or subleased principally to franchisees.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Rental expense for operating leases consists of the following components:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Rental expense:
Minimum rentals	$22,786	$20,513	$42,704	$40,003
Contingent rentals	4,722	4,749	9,010	8,531
Total rental expense (a)	$27,508	$25,262	$51,714	$48,534
_______________

(a)
Amounts exclude sublease income of $30,849 and $57,412 recognized during the three and six months ended July 2, 2017, respectively, and $23,541 and $43,273 recognized during the three and six months ended July 3, 2016, respectively.

Rental income for operating leases and subleases consists of the following components:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Rental income:
Minimum rentals	$41,560	$29,709	$80,165	$55,507
Contingent rentals	5,375	4,822	9,687	9,584
Total rental income	$46,935	$34,531	$89,852	$65,091

The following table illustrates the Company’s future minimum rental payments and rental receipts for non-cancelable leases and subleases, including rental receipts for direct financing leases as of July 2, 2017. Rental receipts below are presented separately for owned properties and for leased properties based on the classification of the underlying lease.

	Rental Payments		Rental Receipts
Fiscal Year	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Owned Properties
2017 (a)	$22,290	$47,844	$30,774	$37,348	$26,845
2018	43,323	92,786	60,714	74,613	53,849
2019	42,615	92,484	61,228	74,626	54,820
2020	43,549	91,565	62,318	74,253	55,440
2021	45,140	91,166	64,106	73,948	57,051
Thereafter	745,523	1,176,424	1,039,315	965,140	1,007,246
Total minimum payments	$942,440	$1,592,269	$1,318,455	$1,299,928	$1,255,251
Less interest	(506,980)
Present value of minimum capital lease payments (b)	$435,460
_______________

(a)	Represents future minimum rental payments and rental receipts for non-cancelable leases and subleases for the remainder of our 2017 fiscal year.

(b)	The present value of minimum capital lease payments of $6,238 and $429,222 are included in “Current portion of long-term debt” and “Long-term debt,” respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	July 2, 2017	January 1, 2017
Land	$271,775	$271,160
Buildings and improvements	312,397	312,067
Restaurant equipment	1,491	1,507
	585,663	584,734
Accumulated depreciation and amortization	(118,669)	(110,166)
	$466,994	$474,568

Our net investment in direct financing leases is as follows:

	July 2, 2017	January 1, 2017
Future minimum rental receipts	$634,085	$401,452
Unearned interest income	(420,761)	(277,747)
Net investment in direct financing leases	213,324	123,705
Net current investment in direct financing leases (a)	(255)	(101)
Net non-current investment in direct financing leases (b)	$213,069	$123,604
_______________

(a)	Included in “Accounts and notes receivable, net.”

(b)	Included in “Net investment in direct financing leases.”

(12) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. During the six months ended July 2, 2017 and July 3, 2016, Wendy’s paid TimWen $5,915 and $5,727, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $103 and $104 during the six months ended July 2, 2017 and July 3, 2016, respectively, which has been included as a reduction to “General and administrative.”

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $58,826 as of July 2, 2017. These leases extend through 2056. We have not received any notice of default related to these leases as of July 2, 2017. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $652 as of July 2, 2017. These leases expire on various dates through 2021.

Letters of Credit

As of July 2, 2017, the Company had outstanding letters of credit with various parties totaling $37,496, of which $5,665 were cash collateralized. The outstanding letters of credit include amounts outstanding against the securitized financing facility. The related cash collateral is classified as “Restricted cash” in the condensed consolidated balance sheets. We do not expect any material loss to result from these letters of credit.

(14) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of July 2, 2017, the Company had accruals for all of its legal and environmental matters aggregating $2,478. We cannot estimate the aggregate possible range of loss due to most proceedings, including those described below, being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

The Company has been named as a defendant in putative class action lawsuits alleging, among other things, that the Company failed to safeguard customer credit card information and failed to provide notice that credit card information had been compromised.  Jonathan Torres and other consumers filed an action in the U.S. District Court for the Middle District of Florida (the “Torres case”). The operative complaint seeks to certify a nationwide class of consumers, or in the alternative, statewide classes of consumers for Florida, New York, New Jersey, Texas, and Tennessee, as well as statewide classes of consumers under those states’ consumer protection and unfair trade practices laws. Certain financial institutions have also filed class actions lawsuits in the U.S. District Court for the Western District of Pennsylvania (the “FI cases”), which seek to certify a nationwide class financial institutions that issued payment cards that were allegedly impacted.  In the Torres case and the FI cases, the plaintiffs seek monetary damages, injunctive and equitable relief, attorneys’ fees and other costs. The Company’s motion to dismiss the amended complaint in the Torres case was denied in part and granted in part with leave to amend; the plaintiffs then filed the operative complaint referenced above. The Company’s motion to dismiss in the FI case was denied. The Company filed its answer in the Torres case in April 2017 and filed its answer in the FI case in May 2017.

Certain of the Company’s present and former directors have been named in two putative shareholder derivative complaints arising out of the credit card incidents above.  The first case, brought by James Graham in the U.S. District Court for the Southern District of Ohio (the “Graham case”), asserts claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and gross mismanagement, and additionally names one non-director executive officer of the Company.  The second case, brought by Thomas Caracci in the U.S. District Court for the Southern District of Ohio (the “Caracci case”), asserts claims of breach of fiduciary duty and violations of Section 14(a) and Rule 14a-9 of the Securities Exchange Act of 1934.  Collectively, the plaintiffs seek a judgment on behalf of the Company for all damages incurred or that will be incurred as a result of the alleged wrongful acts or omissions, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the named individual defendants, a judgment directing the Company to reform its governance and internal procedures, attorneys’ fees and other costs.  The Graham and Caracci cases have been consolidated and the Company expects that a consolidated complaint will be filed.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The cases described above were previously described in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017.

(15) New Accounting Standards

New Accounting Standards

In May 2017, the FASB issued new guidance on the scope of modification accounting for share-based payment arrangements. The new guidance will provide relief to entities that make non-substantive changes to their share-based payment arrangements. The Company does not expect the amendment, which requires prospective adoption and is effective commencing with our 2018 fiscal year, to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued new guidance on leases, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The amendment requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach.  We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements and plan to reflect adoption when effective in the first quarter of our 2019 fiscal year. As shown in Note 11, there are $1,592,269 in future minimum rental payments for operating leases that are not currently on our balance sheet; therefore, we expect this will have a material impact on our balance sheet and related disclosures.

In May 2014, the FASB issued amended guidance for revenue recognition. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and is effective commencing with our 2018 fiscal year. The guidance allows for either a full retrospective or modified retrospective transition method. We are continuing to evaluate which transition method to use. This guidance will not impact our recognition of revenue from Company-operated restaurant sales or our recognition of continuing royalty revenues from franchisees, which are based on a percentage of franchise sales. Under current guidance, we recognize initial fees from franchisees when we have performed all material obligations and services, which generally occurs when the franchised restaurant opens. Additionally, under current guidance, our advertising fund contributions from franchisees and the related advertising expenditures are reported on a net basis in our consolidated balance sheet as “Advertising funds restricted assets” and “Advertising funds restricted liabilities.” Under the new guidance, we anticipate recognizing the initial fees from franchisees over the life of the related franchise agreements and we expect to consolidate the operations and cash flow results of our national advertising funds, both of which will have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued an amendment that modifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

statement of cash flows presentation. The transition requirement is generally modified retrospective, with the exception of recognition of excess tax benefits and tax deficiencies that requires prospective adoption. The Company adopted this amendment during the first quarter of 2017. The cash flows used in financing activities related to the excess tax benefits from share-based compensation arrangements, which amounted to $1,774 during the six months ended July 3, 2016, was reclassified retrospectively to cash flows provided by operating activities. Additionally, during the six months ended July 3, 2016, $3,064 was paid to taxing authorities for withheld shares on share-based compensation arrangement activities, which was reclassified retrospectively from cash flows provided by operating activities to cash flows used in financing activities. Upon adopting the amendment in the first quarter of 2017, the Company recognized $1,880 in unrecognized tax benefits for deductions in excess of cumulative compensation costs relating to the exercise of stock options and vesting of restricted stock. This tax benefit was recognized as a reduction to the Company’s deferred tax liability with an equal offsetting increase to “Accumulated deficit.” The Company will continue to estimate forfeitures each period.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 (the “Form 10-K”). There have been no material changes as of July 2, 2017 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding Item 1 of Part II of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission.

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

The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to or on December 31. All three- and six-month periods presented herein contain 13 weeks and 26 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

Executive Overview

Our Business

As of July 2, 2017, the Wendy’s restaurant system was comprised of 6,564 restaurants, of which 331 were owned and operated by the Company. All of our Company-operated restaurants are located in the U.S.

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

Wendy’s revenues for the first six months of 2017 include (1) $309.1 million of sales at Company-operated restaurants, (2) $207.2 million of franchise royalty revenue and fees and (3) $89.9 million of franchise rental income. Substantially all of our Wendy’s royalty agreements provide for royalties of 4.0% of franchisees’ revenues.

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

The Company reviews same-restaurant sales and systemwide sales on a constant currency basis. Constant currency results exclude the impact of foreign currency translation and are derived by translating current year results at prior year average exchange rates. The Company believes excluding the impact of foreign currency translation provides better year over year comparability.

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

During the first six months of 2017, the Company recorded post-closing adjustments on sales of restaurants and completed the sale of other assets, resulting in net gains totaling $3.5 million. Gains and losses recognized on dispositions are recorded to “System optimization losses (gains), net” in our condensed consolidated statements of operations. In addition, the Company facilitated the transfer of 270 restaurants between franchisees during the first six months of 2017 (excluding the DavCo and NPC transactions discussed below).

DavCo and NPC Transactions

As part of our system optimization initiative, the Company acquired 140 Wendy’s restaurants on May 31, 2017 from DavCo Restaurants, LLC (“DavCo”) for total net cash consideration of $86.8 million, which were immediately sold to NPC International, Inc. (“NPC”), an existing franchisee of the Company, for cash proceeds of $70.7 million (the “DavCo and NPC transactions”). As part of the transaction, NPC has agreed to remodel 90 acquired restaurants in the Image Activation format by the end of 2021 and build 15 new Wendy’s restaurants by the end of 2022. Prior to closing the DavCo transaction, seven DavCo restaurants were closed. The acquisition of Wendy’s restaurants from DavCo was not contingent on executing the sale agreement with NPC; as such, the Company accounted for the transactions as an acquisition and subsequent disposition of a business. The total consideration paid to DavCo was allocated to net tangible and identifiable intangible assets acquired based on their estimated fair values. As part of the transactions, the Company retained leases for purposes of subleasing such properties to NPC. As a result of the transactions, the Company recognized a loss of $43.1 million during the second quarter of 2017.

Costs related to our system optimization initiative were historically recorded to “Reorganization and realignment costs.” Costs incurred during 2017 in connection with the DavCo and NPC transactions continue to be recorded to “Reorganization and realignment costs.” All other costs incurred during 2017 related to facilitating franchisee-to-franchisee restaurant transfers are recorded to “Other operating expense (income), net.” During the first six months of 2017, the Company recognized reorganization and realignment costs totaling $0.7 million, which primarily included professional fees. The Company does not expect to incur additional costs during the remainder of 2017 in connection with the DavCo and NPC transactions.

General and Administrative (“G&A”) Realignment

November 2014 Plan

In November 2014, the Company initiated a plan to reduce its G&A expenses.  The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth.  The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015.  Costs related to the plan are recorded to “Reorganization and realignment costs.” The Company recognized costs totaling $0.9 million during the first six months of 2016 and $24.0 million in aggregate since inception. The Company did not incur any expenses during the first six months of 2017 and does not expect to incur additional costs related to the plan.

May 2017 Plan

In May 2017, the Company initiated a new plan to further reduce its G&A expenses. The Company expects that approximately three-quarters of the total G&A expense reduction of approximately $35.0 million will be realized by the end of 2018, with the remainder of the savings being realized in 2019. The Company expects to incur total costs aggregating approximately $28.0 million to $33.0 million, of which $23.0 million to $27.0 million will be cash expenditures, related to such savings. The cash expenditures are expected to continue into 2019, with approximately half of the total cash expenditures occurring in 2018. Costs related to the plan are recorded to “Reorganization and realignment costs.” The Company recognized costs totaling $17.2 million during the second quarter of 2017, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $11.0 million to $16.0 million, comprised of (1) severance and related employee costs of approximately $4.0 million, (2) recruitment and relocation costs of approximately $4.0 million, (3) third-party and other costs of approximately $2.0 million and (4) share-based compensation of approximately $4.0 million. The Company expects costs to be recognized during the remainder of 2017 and continue into 2019, with approximately two-thirds to be recognized during 2017.

Related Party Transactions

TimWen Lease and Management Fees

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. During the first six months of 2017 and 2016, Wendy’s paid TimWen $5.9 million and $5.7 million, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $0.1 million during both the first six months of 2017 and 2016, which has been included as a reduction to “General and administrative.”

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

Results of Operations

The tables included throughout Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the second quarter and the first six months of 2017 and 2016.

	Second Quarter			Six Months
	2017	2016	Change	2017	2016	Change
Revenues:
Sales	$160.9	$259.2	$(98.3)	$309.1	$518.6	$(209.5)
Franchise royalty revenue and fees	112.5	89.0	23.5	207.2	177.8	29.4
Franchise rental income	46.9	34.5	12.4	89.9	65.1	24.8
	320.3	382.7	(62.4)	606.2	761.5	(155.3)
Costs and expenses:
Cost of sales	129.4	202.6	(73.2)	252.8	417.3	(164.5)
Franchise rental expense	21.9	17.5	4.4	40.8	32.2	8.6
General and administrative	51.3	61.1	(9.8)	103.7	125.8	(22.1)
Depreciation and amortization	31.3	30.7	0.6	60.5	63.1	(2.6)
System optimization losses (gains), net	41.0	(1.9)	42.9	39.6	(10.4)	50.0
Reorganization and realignment costs	17.7	2.5	15.2	17.9	5.7	12.2
Impairment of long-lived assets	0.2	5.5	(5.3)	0.8	12.6	(11.8)
Other operating expense (income), net	1.7	(0.9)	2.6	3.6	(14.3)	17.9
	294.5	317.1	(22.6)	519.7	632.0	(112.3)
Operating profit	25.8	65.6	(39.8)	86.5	129.5	(43.0)
Interest expense	(28.9)	(28.6)	(0.3)	(57.9)	(56.7)	(1.2)
Other income, net	2.8	0.3	2.5	3.2	0.5	2.7
(Loss) income before income taxes	(0.3)	37.3	(37.6)	31.8	73.3	(41.5)
Provision for income taxes	(1.5)	(10.8)	9.3	(11.3)	(21.5)	10.2
Net (loss) income	$(1.8)	$26.5	$(28.3)	$20.5	$51.8	$(31.3)

	Second Quarter				Six Months
	2017	% of Total Revenues	2016	% of Total Revenues	2017	% of Total Revenues	2016	% of Total Revenues
Revenues:
Sales	$160.9	50.2%	$259.2	67.7%	$309.1	51.0%	$518.6	68.1%
Franchise royalty revenue and fees:
Royalty revenue	94.1	29.4%	86.3	22.6%	181.3	29.9%	167.0	21.9%
Franchise fees	18.4	5.7%	2.7	0.7%	25.9	4.3%	10.8	1.4%
Total franchise royalty revenue and fees	112.5	35.1%	89.0	23.3%	207.2	34.2%	177.8	23.3%
Franchise rental income	46.9	14.7%	34.5	9.0%	89.9	14.8%	65.1	8.6%
Total revenues	$320.3	100.0%	$382.7	100.0%	$606.2	100.0%	$761.5	100.0%

	Second Quarter				Six Months
	2017	% of Sales	2016	% of Sales	2017	% of Sales	2016	% of Sales
Cost of sales:
Food and paper	$50.3	31.2%	$78.4	30.2%	$95.3	30.8%	$157.6	30.4%
Restaurant labor	45.8	28.5%	70.8	27.3%	90.2	29.2%	146.8	28.3%
Occupancy, advertising and other operating costs	33.3	20.7%	53.4	20.6%	67.3	21.8%	112.9	21.8%
Total cost of sales	$129.4	80.4%	$202.6	78.1%	$252.8	81.8%	$417.3	80.5%

	Second Quarter				Six Months
	2017	% of Sales	2016	% of Sales	2017	% of Sales	2016	% of Sales
Restaurant margin	$31.5	19.6%	$56.6	21.9%	$56.3	18.2%	$101.3	19.5%

	Second Quarter		Six Months
	2017	2016	2017	2016
Key business measures:
North America same-restaurant sales:
Company-operated	1.7%	1.2%	1.3%	3.0%
Franchised	3.3%	0.3%	2.5%	1.8%
Systemwide	3.2%	0.4%	2.4%	1.9%

Total same-restaurant sales:
Company-operated	1.7%	1.2%	1.3%	3.0%
Franchised (a)	3.3%	0.2%	2.6%	1.7%
Systemwide (a)	3.2%	0.3%	2.5%	1.8%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela due to the impact of Venezuela’s highly inflationary economy).

	Second Quarter		Six Months
	2017	2016	2017	2016
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$160.9	$259.2	$309.1	$518.6
North America franchised	2,360.3	2,167.3	4,549.8	4,183.6
International franchised (b)	118.8	103.5	231.2	202.7
Global systemwide sales	$2,640.0	$2,530.0	$5,090.1	$4,904.9
________________

(a)
During the second quarter of 2017 and 2016, North America systemwide sales increased 4.1% and 1.8%, respectively, international franchised sales increased 16.4% and 2.5%, respectively, and global systemwide sales increased 4.6% and 1.8%, respectively, on a constant currency basis. During the first six months of 2017 and 2016, North America systemwide sales increased 3.4% and 3.5%, respectively, international franchised sales increased 15.2% and 1.7%, respectively, and global systemwide sales increased 3.9% and 3.4%, respectively, on a constant currency basis.

(b)	Excludes Venezuela due to the impact of Venezuela’s highly inflationary economy.

	Second Quarter
	Company-operated	Franchised	Systemwide
Restaurant count:
Restaurant count at April 2, 2017	331	6,220	6,551
Opened	2	33	35
Closed	(2)	(20)	(22)
Restaurant count at July 2, 2017	331	6,233	6,564

	Six Months
	Company-operated	Franchised	Systemwide

Restaurant count at January 1, 2017	330	6,207	6,537
Opened	3	65	68
Closed	(2)	(39)	(41)
Restaurant count at July 2, 2017	331	6,233	6,564

Sales	Change
	Second Quarter	Six Months
Sales	$(98.3)	$(209.5)

The decrease in sales for both the second quarter and the first six months of 2017 was due to the impact of Wendy’s Company-operated restaurants sold under our system optimization initiative, which resulted in a reduction in sales of $106.9 million and $221.8 million during the second quarter and the first six months of 2017, respectively. Company-operated same-restaurant sales benefited from an increase in our average per customer check amount, which was partially offset by a decrease in customer count. Our per customer check amount increased primarily due to benefits from changes in product mix. Sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants.

Franchise Royalty Revenue and Fees	Change
	Second Quarter	Six Months
Royalty revenue	$7.8	$14.3
Franchise fees	15.7	15.1
	$23.5	$29.4

The increase in franchise royalty revenue and fees during the second quarter and the first six months of 2017 was due to sales of Company-operated restaurants to franchisees and facilitating franchisee-to-franchisee restaurant transfers under our system optimization initiative. During the second quarter and the first six months of 2017, royalty revenue also benefited from a 3.3% and 2.6% increase in franchise same-restaurant sales, respectively.

Franchise Rental Income	Change
	Second Quarter	Six Months
Franchise rental income	$12.4	$24.8

The increase in franchise rental income during the second quarter and the first six months of 2017 was primarily due to leasing and/or subleasing properties to franchisees in connection with the sale of Company-operated restaurants and facilitating franchisee-to-franchisee restaurant transfers.

Cost of Sales, as a Percent of Sales	Change
	Second Quarter	Six Months
Food and paper	1.0%	0.4%
Restaurant labor	1.2%	0.9%
Occupancy, advertising and other operating costs	0.1%	—%
	2.3%	1.3%

The increase in cost of sales, as a percent of sales, during the second quarter and the first six months of 2017 was primarily due to increased restaurant labor rates, as well as an increase in commodity costs, reflecting higher chicken costs. Cost of sales, as a percent of sales, benefited from the increase in same-restaurant sales and higher sales at our new and remodeled Image Activation restaurants.

Franchise Rental Expense	Change
	Second Quarter	Six Months
Franchise rental expense	$4.4	$8.6

The increase in franchise rental expense during the second quarter and the first six months of 2017 was primarily due to subleasing properties to franchisees that were previously Company-operated restaurants and as such, had been previously recorded in cost of sales. Rental expense also increased as a result of entering into new leases in connection with facilitating franchisee-to-franchisee restaurant transfers for purposes of subleasing such properties to the franchisee.

General and Administrative	Change
	Second Quarter	Six Months
Professional services	$(1.2)	$(6.2)
Employee compensation and related expenses	(3.0)	(5.5)
Incentive compensation	(1.1)	(3.1)
Severance	(2.4)	(2.8)
Share-based compensation	(0.7)	(2.2)
Legal reserves	(0.4)	(1.6)
Other, net	(1.0)	(0.7)
	$(9.8)	$(22.1)

The decrease in general and administrative expenses during the second quarter of 2017 was primarily due to decreases in (1) employee compensation and related expenses primarily as a result of changes in staffing driven by our system optimization initiative, (2) severance expense, (3) professional services due to legal and other costs associated with the cybersecurity incident recognized during the second quarter of 2016 (see “Item 1 - Financial Statements,” Note 14 to the Condensed Consolidated Financial Statements for further information) and (4) incentive compensation accruals due to a decrease in operating performance as compared to plan in 2017 versus 2016.

The decrease in general and administrative expenses during the first six months of 2017 was primarily due to decreases in (1) professional services due to legal and other costs associated with the cybersecurity incident recognized during the first six months of 2016 (see “Item 1 - Financial Statements,” Note 14 to the Condensed Consolidated Financial Statements for further information), (2) employee compensation and related expenses primarily as a result of changes in staffing driven by our system optimization initiative, (3) incentive compensation accruals due to a decrease in operating performance as compared to plan in 2017 versus 2016, (4) severance expense, (5) share-based compensation primarily as a result of awards granted and timing of expense recognition and (6) legal reserves.

Depreciation and Amortization	Change
	Second Quarter	Six Months
Restaurants	$(0.6)	$(4.6)
Corporate and other	1.2	2.0
	$0.6	$(2.6)

The decrease in restaurant depreciation and amortization during the second quarter and the first six months of 2017 was primarily due to a decrease in depreciation on assets sold under our system optimization initiative of $1.2 million and $3.7 million, respectively. Corporate and other depreciation expense increased due to an increase in depreciation and amortization for technology investments.

System Optimization Losses (Gains), Net	Second Quarter		Six Months
	2017	2016	2017	2016
System optimization losses (gains), net	$41.0	$(1.9)	$39.6	$(10.4)

The change in system optimization losses (gains), net was due to the DavCo and NPC transactions during the second quarter of 2017, which resulted in a loss of $43.1 million. During the first six months of 2016, 55 Company-operated restaurants were sold to franchisees. No restaurants were sold during the second quarter of 2016.

Reorganization and Realignment Costs	Second Quarter		Six Months
	2017	2016	2017	2016
System optimization initiative	$0.5	$2.1	$0.7	$4.8
G&A realignment - November 2014 plan	—	0.4	—	0.9
G&A realignment - May 2017 plan	17.2	—	17.2	—
	$17.7	$2.5	$17.9	$5.7

During the second quarter of 2017 and 2016, the Company recognized costs associated with its system optimization initiative totaling $0.5 million and $2.1 million, respectively. In the second quarter of 2017, costs primarily included professional fees. In the second quarter of 2016, costs primarily included professional fees of $1.4 million and accelerated amortization of previously acquired franchise rights of $0.7 million.

During the first six months of 2017 and 2016, the Company recognized costs associated with its system optimization initiative totaling $0.7 million and $4.8 million, respectively. In the first six months of 2017, costs primarily included professional fees. In the first six months of 2016, costs primarily included professional fees of $3.1 million and accelerated amortization of previously acquired franchise rights of $1.6 million.

In November 2014, the Company initiated the realignment of its U.S. field operations and Restaurant Support Center in Dublin, Ohio to reduce its G&A expenses. During the second quarter and first six months of 2016, the Company recognized costs associated with this plan totaling $0.4 million and $0.9 million, respectively, which primarily included recruitment and relocation costs. The Company did not incur any expenses during the first six months of 2017 and does not expect to incur additional costs related to the plan.

In May 2017, the Company initiated a new plan to further reduce its G&A expenses. During the second quarter of 2017, the Company recognized costs associated with this plan totaling $17.2 million, which primarily included severance and related employee costs of $13.2 million and share-based compensation of $3.7 million.

Impairment of Long-Lived Assets	Change
	Second Quarter	Six Months
Impairment of long-lived assets	$(5.3)	$(11.8)

Impairment of long-lived assets decreased during the second quarter and the first six months of 2017 primarily due to lower impairment charges resulting from the remeasurement of properties to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of Company-operated restaurants.

Other Operating Expense (Income), Net	Second Quarter		Six Months
	2017	2016	2017	2016
Lease buyout	$(0.2)	$—	$(0.2)	$(11.6)
Equity in earnings in joint ventures, net	(1.9)	(2.4)	(3.8)	(4.3)
Other, net	3.8	1.5	7.6	1.6
	$1.7	$(0.9)	$3.6	$(14.3)

The change in other operating expense (income), net during the second quarter of 2017 was primarily due to costs incurred to provide information technology services to our franchisees, as well as costs related to facilitating franchisee-to-franchisee restaurant transfers.

The change in other operating expense (income), net during the first six months of 2017 was primarily due to a gain recognized on a lease buyout during the first quarter of 2016. In addition, the first six months of 2017 include costs incurred to provide information technology services to our franchisees, as well as costs related to facilitating franchisee-to-franchisee restaurant transfers.

Interest Expense	Change
	Second Quarter	Six Months
Interest expense	$0.3	$1.2

Interest expense increased during the second quarter and the first six months of 2017 primarily due to an increase in capital lease obligations resulting from facilitating franchisee-to-franchisee restaurant transfers and subleasing such properties to the franchisee.

Provision for Income Taxes	Second Quarter		Six Months
	2017	2016	2017	2016
(Loss) income before income taxes	$(0.3)	$37.3	$31.8	$73.3
Provision for income taxes	1.5	10.8	11.3	21.5
Effective tax rate on (loss) income	NM	29.0%	35.6%	29.2%
________________

(NM) Not meaningful.

Our effective tax rates in the second quarter of 2017 and 2016 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year include the following: (1) our system optimization initiative (including corrections to prior years identified and recorded in the second quarter of 2017 and 2016, which resulted in a benefit of $2.2 million and $4.2 million, respectively), (2) the adoption of an amendment issued by the Financial Accounting Standards Board (“FASB”), which requires that excess tax benefits and tax deficiencies related to share-based payments be recognized in net income (see “Item 1 - Financial Statements,” Note 15 to the Condensed Consolidated Financial Statements for further information) (3) state income taxes net of federal benefits, including non-recurring changes to state deferred taxes and (4) the rate differential between foreign and domestic taxes.

Our effective tax rates in the first six months of 2017 and 2016 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year include the following: (1) the adoption of an amendment issued by the FASB, which requires that excess tax benefits and tax deficiencies related to share-based payments be recognized in net income, which resulted in a benefit of $3.3 million in the first six months of 2017 (see “Item 1 - Financial Statements,” Note 15 to the Condensed Consolidated Financial Statements for further information), (2) our system optimization initiative (including corrections to prior years identified and recorded in the first six months of 2017 and 2016, which resulted in a benefit of $2.2 million and $7.1 million, respectively), (3) state income taxes net of federal benefits, including non-recurring changes to state deferred taxes and (4) the rate differential between foreign and domestic taxes.

The impact of our system optimization initiative on the provision for income taxes included the effects of changes to our state deferred taxes and valuation allowances on state net operating losses caused by the shifting relative taxable presence in the various states as our system optimization initiative is executed, and the disposition of non-deductible goodwill. These items, which are non-recurring, increased the provision for income taxes by $2.2 million and decreased the provision by $5.2 million during the second quarter of 2017 and 2016, respectively, and increased the provision for income taxes by $2.1 million and decreased the provision by $3.7 million during the first six months of 2017 and 2016, respectively.

Deferred income taxes are not recorded for temporary differences related to our investments in non-U.S. subsidiaries that we consider permanently invested outside of the U.S. At July 2, 2017, our cash balances held outside of the U.S. totaled $104.1 million.

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

Our anticipated consolidated sources of cash and cash requirements for the remainder of 2017, exclusive of operating cash flow requirements, consist principally of:

•	capital expenditures of approximately $52.9 million, resulting in total anticipated cash capital expenditures for the year of approximately $85.0 million.

•	cash dividends aggregating up to approximately $34.1 million as discussed below in “Dividends;” and

•	potential stock repurchases of up to $97.6 million, of which $14.3 million was repurchased subsequent to July 2, 2017 through August 3, 2017 as discussed below in “Stock Repurchases.”

Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

The table below summarizes our cash flows from operating, investing and financing activities for the first six months of 2017 and 2016:

	Six Months
	2017	2016	Change
Net cash provided by (used in):
Operating activities	$120.6	$105.8	$14.8
Investing activities	(21.5)	(22.1)	0.6
Financing activities	(96.0)	(150.1)	54.1
Effect of exchange rate changes on cash	3.2	5.4	(2.2)
Net increase (decrease) in cash and cash equivalents	$6.3	$(61.0)	$67.3

Operating Activities

Cash provided by operating activities was $120.6 and $105.8 in the first six months of 2017 and 2016, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities.

Cash provided by operating activities increased $14.8 million during the first six months of 2017 as compared to the first six months of 2016, due to (1) an increase of $7.7 million in net income adjusted for non-cash expenses and (2) a favorable change in operating assets and liabilities of $7.1 million. The favorable change in operating assets and liabilities resulted primarily from a decrease in income tax payments, net of refunds and a decrease in payments for incentive compensation for the 2016 fiscal year, partially offset by the timing of receipt of rental payments from franchisees.

Investing Activities

Cash used in investing activities decreased $0.6 million during the first six months of 2017 as compared to the first six months of 2016, due to (1) a decrease of $36.4 million in capital expenditures and (2) a decrease of $11.7 million in restricted cash for the reinvestment in capital assets under our securitized financing facility. These favorable changes were offset by (1) a decrease in proceeds from dispositions of Company-operated restaurants and other assets of $37.8 million and (2) net cash used in the DavCo and NPC transactions of $16.1 million.

Financing Activities

Cash used in financing activities decreased $54.1 million during the first six months of 2017 as compared to the first six months of 2016, primarily due to a decrease in repurchases of common stock of $57.5 million.

Dividends

On March 15, 2017 and June 15, 2017, The Wendy’s Company paid quarterly cash dividends of $0.07 per share on its common stock, aggregating $34.4 million. On August 3, 2017, The Wendy’s Company declared a dividend of $0.07 per share to be paid on September 15, 2017 to shareholders of record as of September 1, 2017. If The Wendy’s Company pays regular quarterly dividends for the remainder of 2017 at the same rate as declared in the second quarter of 2017, the total cash requirement for dividends will be approximately $34.1 million based on the estimated number of shares of common stock outstanding at August 3, 2017. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2017, our Board of Directors authorized a repurchase program for up to $150.0 million of our common stock through March 4, 2018, when and if market conditions warrant and to the extent legally permissible. During the six months ended July 2, 2017, the Company repurchased 3.6 million shares with an aggregate purchase price of $52.4 million, of which $2.0 million was accrued at July 2, 2017 and excluding commissions of $0.1 million. As of July 2, 2017, the Company had $97.6 million of availability remaining under its February 2017 authorization. Subsequent to July 2, 2017 through August 3, 2017, the Company repurchased 0.9 million shares with an aggregate purchase price of $14.3 million, excluding commissions.

On June 1, 2015, our Board of Directors authorized a repurchase program for up to $1,400.0 million of our common stock through January 1, 2017, when and if market conditions warranted and to the extent legally permissible. During the six months ended July 3, 2016, the Company repurchased 10.8 million shares with an aggregate purchase price of $109.2 million, of which $3.0 million was accrued at July 3, 2016 and excluding commissions of $0.2 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of July 2, 2017 there were no material changes from the information contained in the Form 10-K for the fiscal year ended January 1, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 2, 2017. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2017, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the second quarter of 2017 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•
changes in, and our ability to comply with, legal, regulatory or similar requirements, including franchising laws, payment card industry rules, overtime rules, minimum wage rates, wage and hour laws, government-mandated health care benefits, tax legislation, federal ethanol policy and accounting standards (including the amended guidance for revenue recognition that will become effective for the Company’s 2018 fiscal year and the new guidance on leases that will become effective for fiscal 2019);

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

The Company has been named as a defendant in putative class action lawsuits alleging, among other things, that the Company failed to safeguard customer credit card information and failed to provide notice that credit card information had been compromised.  Jonathan Torres and other consumers filed an action in the U.S. District Court for the Middle District of Florida (the “Torres case”). The operative complaint seeks to certify a nationwide class of consumers, or in the alternative, statewide classes of consumers for Florida, New York, New Jersey, Texas, and Tennessee, as well as statewide classes of consumers under those states’ consumer protection and unfair trade practices laws. Certain financial institutions have also filed class actions lawsuits in the U.S. District Court for the Western District of Pennsylvania (the “FI cases”), which seek to certify a nationwide class financial institutions that issued payment cards that were allegedly impacted.  In the Torres case and the FI cases, the plaintiffs seek monetary damages, injunctive and equitable relief, attorneys’ fees and other costs. The Company’s motion to dismiss the amended complaint in the Torres case was denied in part and granted in part with leave to amend; the plaintiffs then filed the operative complaint referenced above. The Company’s motion to dismiss in the FI case was denied. The Company filed its answer in the Torres case in April 2017 and filed its answer in the FI case in May 2017.

Certain of the Company’s present and former directors have been named in two putative shareholder derivative complaints arising out of the credit card incidents above.  The first case, brought by James Graham in the U.S. District Court for the Southern District of Ohio (the “Graham case”), asserts claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and gross mismanagement, and additionally names one non-director executive officer of the Company.  The second case, brought by Thomas Caracci in the U.S. District Court for the Southern District of Ohio (the “Caracci case”), asserts claims of breach of fiduciary duty and violations of Section 14(a) and Rule 14a-9 of the Securities Exchange Act of 1934.  Collectively, the plaintiffs seek a judgment on behalf of the Company for all damages incurred or that will be incurred as a result of the alleged wrongful acts or omissions, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the named individual defendants, a judgment directing the Company to reform its governance and internal procedures, attorneys’ fees and other costs.  The Graham and Caracci cases have been consolidated and the Company expects that a consolidated complaint will be filed.

The cases described above were previously described in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 10, 2017.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the second quarter of 2017:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
April 3, 2017 through May 7, 2017	809,065	$13.97	803,427	$120,982,172
May 8, 2017 through June 4, 2017	589,217	$16.15	554,675	$112,028,027
June 5, 2017 through July 2, 2017	951,049	$15.51	934,666	$97,551,816
Total	2,349,331	$15.14	2,292,768	$97,551,816

(1)
Includes 56,563 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In February 2017, our Board of Directors authorized the repurchase of up to $150 million of our common stock through March 4, 2018, when and if market conditions warrant and to the extent legally permissible.

Subsequent to July 2, 2017 through August 3, 2017, the Company repurchased 0.9 million shares with an aggregate purchase price of $14.3 million, excluding commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: August 9, 2017	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the Company)

Date: August 9, 2017	By: /s/ Scott A. Kriss
Scott A. Kriss
Senior Vice President,
Chief Accounting and Tax Officer
(Principal Accounting Officer)

Exhibit Index

EXHIBIT NO.	DESCRIPTION

31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.