Form 10-Q
period 2017-10-01
Wendy's Co
filed 2017-11-08
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017

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
Yes [ ] No [x]

There were 242,196,738 shares of The Wendy’s Company common stock outstanding as of November 2, 2017.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)

	October 1, 2017	January 1, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$186,629	$198,240
Restricted cash	34,042	57,612
Accounts and notes receivable, net	115,390	98,825
Inventories	2,895	2,851
Prepaid expenses and other current assets	23,762	19,244
Advertising funds restricted assets	58,163	75,760
Total current assets	420,881	452,532
Properties	1,252,246	1,192,339
Goodwill	743,508	741,410
Other intangible assets	1,332,130	1,322,531
Investments	58,171	56,981
Net investment in direct financing leases	213,649	123,604
Other assets	69,688	49,917
Total assets	$4,090,273	$3,939,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,359	$24,652
Accounts payable	25,776	27,635
Accrued expenses and other current liabilities	121,124	102,034
Advertising funds restricted liabilities	58,163	75,760
Total current liabilities	234,422	230,081
Long-term debt	2,696,520	2,487,630
Deferred income taxes	419,293	446,513
Other liabilities	277,443	247,354
Total liabilities	3,627,678	3,411,578
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 242,565 and 246,574 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,883,504	2,878,589
Accumulated deficit	(305,703)	(290,857)
Common stock held in treasury, at cost; 227,859 and 223,850 shares, respectively	(2,117,232)	(2,043,797)
Accumulated other comprehensive loss	(45,016)	(63,241)
Total stockholders’ equity	462,595	527,736
Total liabilities and stockholders’ equity	$4,090,273	$3,939,314

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(Unaudited)
Revenues:
Sales	$158,843	$228,644	$467,914	$747,211
Franchise royalty revenue and fees	98,882	98,039	306,120	275,886
Franchise rental income	50,275	37,329	140,127	102,420
	308,000	364,012	914,161	1,125,517
Costs and expenses:
Cost of sales	132,387	186,546	385,154	603,836
Franchise rental expense	24,076	17,534	64,841	49,684
General and administrative	52,960	58,938	156,690	184,708
Depreciation and amortization	31,216	29,362	91,690	92,456
System optimization losses (gains), net	106	(37,756)	39,749	(48,106)
Reorganization and realignment costs	2,888	2,129	20,768	7,866
Impairment of long-lived assets	1,041	361	1,804	12,991
Other operating expense (income), net	1,669	810	5,294	(13,483)
	246,343	257,924	765,990	889,952
Operating profit	61,657	106,088	148,171	235,565
Interest expense	(29,977)	(28,731)	(87,887)	(85,483)
Other (expense) income, net	(125)	498	3,108	1,036
Income before income taxes	31,555	77,855	63,392	151,118
Provision for income taxes	(17,298)	(28,965)	(28,639)	(50,385)
Net income	$14,257	$48,890	$34,753	$100,733

Net income per share:
Basic	$.06	$.19	$.14	$.38
Diluted	.06	.18	.14	.37

Dividends per share	$.07	$.06	$.21	$.18

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(Unaudited)

Net income	$14,257	$48,890	$34,753	$100,733
Other comprehensive income (loss), net:
Foreign currency translation adjustment	8,787	(3,369)	16,797	10,887
Change in unrecognized pension loss, net of income tax (provision) benefit of $(60) and $34 for the nine months ended October 1, 2017 and October 2, 2016, respectively	—	—	96	(56)
Effect of cash flow hedges, net of income tax provision of $279 and $838 for both the three and nine months ended October 1, 2017 and October 2, 2016, respectively	444	444	1,332	1,332
Other comprehensive income (loss), net	9,231	(2,925)	18,225	12,163
Comprehensive income	$23,488	$45,965	$52,978	$112,896

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	October 1, 2017	October 2, 2016
	(Unaudited)
Cash flows from operating activities:
Net income	$34,753	$100,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,690	94,056
Share-based compensation	16,356	14,260
Impairment of long-lived assets	1,804	12,991
Deferred income tax	945	(17,024)
Non-cash rental income, net	(8,348)	(5,138)
Net receipt of deferred vendor incentives	4,547	4,110
System optimization losses (gains), net	39,749	(48,106)
Gain on sale of investments, net	(1,807)	—
Distributions received from TimWen joint venture	5,524	8,451
Equity in earnings in joint ventures, net	(6,113)	(6,495)
Accretion of long-term debt	927	914
Amortization of deferred financing costs	5,954	5,668
Reclassification of unrealized losses on cash flow hedges	2,170	2,170
Other, net	2,395	4,229
Changes in operating assets and liabilities:
Restricted cash	233	181
Accounts and notes receivable, net	(14,193)	(29,118)
Inventories	(44)	126
Prepaid expenses and other current assets	(1,281)	(3,958)
Accounts payable	(1,557)	(6,412)
Accrued expenses and other current liabilities	3,039	5,677
Net cash provided by operating activities	176,743	137,315
Cash flows from investing activities:
Capital expenditures	(53,711)	(108,744)
Acquisitions	(86,788)	(2,209)
Dispositions	80,058	173,849
Proceeds from sale of investments	3,282	—
Payments for investments	(375)	(172)
Notes receivable, net	(4,174)	(2,282)
Changes in restricted cash	23,624	1,912
Other, net	—	103
Net cash (used in) provided by investing activities	(38,084)	62,457
Cash flows from financing activities:
Repayments of long-term debt	(20,291)	(18,678)
Deferred financing costs	(1,069)	(1,017)
Repurchases of common stock	(90,065)	(161,194)
Dividends	(51,464)	(47,793)
Proceeds from stock option exercises	10,419	10,623
Payments related to tax withholding for share-based compensation	(4,484)	(4,142)
Net cash used in financing activities	(156,954)	(222,201)
Net cash used in operations before effect of exchange rate changes on cash	(18,295)	(22,429)
Effect of exchange rate changes on cash	6,684	3,997
Net decrease in cash and cash equivalents	(11,611)	(18,432)
Cash and cash equivalents at beginning of period	198,240	327,216
Cash and cash equivalents at end of period	$186,629	$308,784

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Nine Months Ended
	October 1, 2017	October 2, 2016
	(Unaudited)
Supplemental cash flow information:
Cash paid for:
Interest	$93,701	$85,753
Income taxes, net of refunds	22,092	63,775

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$9,621	$20,108
Capitalized lease obligations	239,721	102,748

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of October 1, 2017 and the results of our operations for the three and nine months ended October 1, 2017 and October 2, 2016 and cash flows for the nine months ended October 1, 2017 and October 2, 2016. The results of operations for the three and nine months ended October 1, 2017 are not necessarily indicative of the results to be expected for the full 2017 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 (the “Form 10-K”).

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

We report on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to or on December 31. All three- and nine-month periods presented herein contain 13 weeks and 39 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.

(2) System Optimization Losses (Gains), Net

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers. In February 2015, the Company announced plans to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system, which the Company completed as of January 1, 2017. Wendy’s will continue to optimize its system by facilitating franchisee-to-franchisee restaurant transfers, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base and drive new restaurant development and accelerate reimages in the Image Activation format.

During the nine months ended October 1, 2017, the Company recorded post-closing adjustments on sales of restaurants and completed the sale of other assets, resulting in net gains totaling $3,385. In addition, the Company facilitated the transfer of 270 restaurants between franchisees during the nine months ended October 1, 2017 (excluding the DavCo and NPC transactions discussed below).

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded as a result of the DavCo and NPC transactions:

Nine Months Ended
October 1, 2017
Acquisition (a)
Total consideration paid	$86,788
Identifiable assets and liabilities assumed:
Net assets held for sale	70,688
Capital lease assets	49,360
Deferred taxes	27,639
Capital lease obligations	(97,046)
Net unfavorable leases (b)	(22,330)
Other liabilities (c)	(6,999)
Total identifiable net assets	21,312
Goodwill (d)	$65,476

Disposition
Proceeds	$70,688
Net assets sold	(70,688)
Goodwill (d)	(65,476)
Net favorable leases (e)	24,034
Other (f)	(1,692)
Loss on DavCo and NPC transactions	$(43,134)
_______________

(a)
The fair values of the identifiable intangible assets and taxes related to the acquisition are provisional amounts as of October 1, 2017, pending final valuations and purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process. For the three months ended October 1, 2017, the Company recorded adjustments to the fair value of deferred taxes and net unfavorable leases, resulting in a decrease in goodwill of $27.

(b)	Includes favorable lease assets of $1,229 and unfavorable lease liabilities of $23,559.

(c)
Includes a supplemental purchase price estimated at $6,344 to be paid to DavCo for the resolution of certain lease-related matters, which is included in “Accrued expenses and other current liabilities.”

(d)	Includes tax deductible goodwill of $21,870.

(e)	The Company recorded favorable lease assets of $30,068 and unfavorable lease liabilities of $6,034 as a result of subleasing land, buildings and leasehold improvements to NPC.

(f)	Includes cash payments for selling and other costs associated with the transaction. For the three and nine months ended October 1, 2017, the Company recorded additional selling and other costs of $12.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Number of restaurants sold to franchisees	—	156	—	211

Proceeds from sales of restaurants	$—	$124,765	$—	$164,380
Net assets sold (a)	—	(58,227)	—	(75,282)
Goodwill related to sales of restaurants	—	(24,254)	—	(30,630)
Net unfavorable leases (b)	—	(6,225)	—	(11,131)
Other	—	(726)	—	(1,521)
	—	35,333	—	45,816
Post-closing adjustments on sales of restaurants (c)	418	(120)	1,345	(1,710)
Gain on sales of restaurants, net	418	35,213	1,345	44,106

(Loss) gain on sales of other assets, net (d)	(539)	2,543	2,040	4,000
Gain (loss) on DavCo and NPC transactions	15	—	(43,134)	—
System optimization (losses) gains, net	$(106)	$37,756	$(39,749)	$48,106
_______________

(a)	Net assets sold consisted primarily of equipment.

(b)
During the three and nine months ended October 2, 2016, the Company recorded favorable lease assets of $2,114 and $2,297, respectively, and unfavorable lease liabilities of $8,339 and $13,428, respectively, as a result of leasing and/or subleasing land, buildings and/or leasehold improvements to franchisees in connection with sales of restaurants.

(c)
The three and nine months ended October 1, 2017 includes cash payments, net of proceeds received, of $333 and $33, respectively, related to post-closing reconciliations with franchisees. The nine months ended October 1, 2017 also includes the recognition of a deferred gain of $312 as a result of the resolution of certain contingencies related to the extension of lease terms for a Canadian restaurant.

(d)
During the three and nine months ended October 1, 2017, the Company received cash proceeds of $2,411 and $9,403, respectively, primarily from the sale of surplus properties. The nine months ended October 1, 2017 also includes the recognition of a deferred gain of $375 related to the sale of a share in an aircraft. During the three and nine months ended October 2, 2016, the Company received cash proceeds of $4,006 and $9,469, respectively, primarily from the sale of surplus properties.

As of October 1, 2017 and January 1, 2017, the Company had assets held for sale of $2,509 and $4,800, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(3) Acquisitions

The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for acquisitions of franchised restaurants:

	Nine Months Ended
	October 1, 2017	October 2, 2016
Restaurants acquired from franchisees	—	2

Total consideration paid, net of cash received	$—	$2,209
Identifiable assets acquired and liabilities assumed:
Properties	—	2,218
Deferred taxes and other assets	—	9
Other liabilities	—	(18)
Total identifiable net assets	—	2,209
Goodwill	$—	$—
On May 31, 2017, the Company also entered into the DavCo and NPC transactions. See Note 2 for further information.

(4) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
System optimization initiative	$232	$2,091	$867	$6,895
G&A realignment - November 2014 plan	—	38	—	971
G&A realignment - May 2017 plan	2,656	—	19,901	—
Reorganization and realignment costs	$2,888	$2,129	$20,768	$7,866

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Severance and related employee costs	$—	$28	$3	$46	$18,237
Professional fees	232	1,991	794	5,137	17,404
Other (a)	—	72	70	112	5,813
	232	2,091	867	5,295	41,454
Accelerated depreciation and amortization (b)	—	—	—	1,600	25,398
Share-based compensation (c)	—	—	—	—	5,013
Total system optimization initiative	$232	$2,091	$867	$6,895	$71,865
_______________

(a)	The nine months ended October 2, 2016 includes a reversal of an accrual of $50 as a result of a change in estimate.

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

	Balance January 1, 2017	Charges	Payments	Balance October 1, 2017
Severance and related employee costs	$—	$3	$(3)	$—
Professional fees	101	794	(885)	10
Other	—	70	(70)	—
	$101	$867	$(958)	$10

	Balance January 3, 2016	Charges	Payments	Balance October 2, 2016
Severance and related employee costs	$77	$46	$(123)	$—
Professional fees	708	5,137	(5,740)	105
Other	90	112	(202)	—
	$875	$5,295	$(6,065)	$105

General and Administrative (“G&A”) Realignment

November 2014 Plan

In November 2014, the Company initiated a plan to reduce its G&A expenses.  The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth.  The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015.  The Company recognized costs totaling $38 and $971 during the three and nine months ended October 2, 2016, respectively, and $23,960 in aggregate since inception.  The Company did not incur any expenses during the three and nine months ended October 1, 2017 and does not expect to incur additional costs related to the plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

May 2017 Plan

In May 2017, the Company initiated a new plan to further reduce its G&A expenses. The Company expects to incur total costs aggregating approximately $28,000 to $33,000 related to the plan. The Company recognized costs totaling $2,656 and $19,901 during the three and nine months ended October 1, 2017, respectively, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $8,000 to $13,000, comprised of (1) severance and related employee costs of approximately $3,000, (2) recruitment and relocation costs of approximately $4,000, (3) third-party and other costs of approximately $1,000 and (4) share-based compensation of approximately $3,000. The Company expects costs to be recognized during the remainder of 2017 and continue into 2019, with approximately two-thirds to be recognized during 2017.

The following is a summary of the activity recorded as a result of the May 2017 plan:

	Three Months Ended	Nine Months Ended
	October 1, 2017	October 1, 2017
Severance and related employee costs	$1,210	$14,436
Recruitment and relocation costs	145	145
Third-party and other costs	496	821
	1,851	15,402
Share-based compensation (a)	805	4,499
Total G&A realignment - May 2017 plan	$2,656	$19,901
_______________

(a)
Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our May 2017 plan. The three and nine months ended October 1, 2017 includes incremental share-based compensation of $652 related to the modification of stock options granted during August 2017.

As of October 1, 2017, the accruals for our May 2017 plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $7,766 and $5,429, respectively. The table below presents a rollforward of our accruals for the May 2017 plan.

	Balance January 1, 2017	Charges	Payments	Balance October 1, 2017
Severance and related employee costs	$—	$14,436	$(1,350)	$13,086
Recruitment and relocation costs	—	145	(36)	109
Third-party and other costs	—	821	(821)	—
	$—	$15,402	$(2,207)	$13,195

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

During the three months ended October 1, 2017, a wholly-owned subsidiary of Wendy’s agreed to lend the Brazil JV an aggregate amount up to, but not to exceed, $4,800, which is in addition to $8,000 previously loaned. During the three months ended October 1, 2017, $1,500 was loaned to the Brazil JV under this agreement. The loans are denominated in U.S. Dollars, which is also the functional currency of the subsidiary; therefore, there is no exposure to changes in foreign currency rates. The loans are due October 20, 2020 and bear interest at 6.5% per year.

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Nine Months Ended
	October 1, 2017	October 2, 2016
Balance at beginning of period	$54,545	$55,541

Investment	375	172

Equity in earnings for the period	7,844	8,207
Amortization of purchase price adjustments (a)	(1,731)	(1,712)
	6,113	6,495
Distributions received (b)	(8,128)	(8,451)
Foreign currency translation adjustment included in “Other comprehensive income, net”	4,304	3,204
Balance at end of period	$57,209	$56,961
_______________

(a)	Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

(b)	The nine months ended October 1, 2017 includes a distribution receivable from TimWen of $2,604, which is included in “Accounts and notes receivable, net.”

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	October 1, 2017		January 1, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$337	$337	$5,335	$5,335	Level 1
Non-current cost method investments (a)	962	325,869	2,436	326,283	Level 3

Financial liabilities
Series 2015-1 Class A-2-I Notes (b)	857,500	863,417	864,063	857,349	Level 2
Series 2015-1 Class A-2-II Notes (b)	882,000	900,169	888,750	880,005	Level 2
Series 2015-1 Class A-2-III Notes (b)	490,000	504,112	493,750	474,543	Level 2
7% debentures, due in 2025 (b)	89,204	106,000	88,277	99,750	Level 2
Guarantees of franchisee loan obligations (c)	224	224	280	280	Level 3
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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Reclassifications of unrealized losses on cash flow hedges from “Accumulated other comprehensive loss” to “Interest expense” were $723 and $2,170 for both the three and nine months ended October 1, 2017 and October 2, 2016, respectively.

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

		Fair Value Measurements
	October 1, 2017	Level 1	Level 2	Level 3
Held and used	$915	$—	$—	$915
Held for sale	1,290	—	—	1,290
Total	$2,205	$—	$—	$2,205

		Fair Value Measurements
	January 1, 2017	Level 1	Level 2	Level 3
Held and used	$5,462	$—	$—	$5,462
Held for sale	1,552	—	—	1,552
Total	$7,014	$—	$—	$7,014

Total impairment losses for the three and nine months ended October 1, 2017 included remeasuring long-lived assets held and used of $928 and $1,146, respectively, and remeasuring long-lived assets held for sale of $113 and $658, respectively. Total impairment losses for the three and nine months ended October 2, 2016 included remeasuring long-lived assets held and used of $242 and $12,768, respectively, and remeasuring long-lived assets held for sale of $119 and $223, respectively.

In addition, the Company measured assets acquired and liabilities assumed at fair value as part of the DavCo and NPC transactions during the three and nine months ended October 1, 2017. See Note 2 for further information.

(7) Impairment of Long-Lived Assets

During the three and nine months ended October 1, 2017 and October 2, 2016, the Company recorded impairment charges on long-lived assets as a result of (1) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, (2) closing Company-operated restaurants and classifying such surplus properties as held for sale and (3) the deterioration in operating performance of certain Company-operated restaurants and charges for capital improvements in previously impaired restaurants that did not subsequently recover. The Company may recognize additional impairment charges resulting from leasing or subleasing additional properties to franchisees in connection with sales of Company-operated restaurants to franchisees.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Restaurants leased or subleased to franchisees	$95	$163	$95	$12,654
Surplus properties	113	119	658	223
Company-operated restaurants	833	79	1,051	114
	$1,041	$361	$1,804	$12,991

(8) Income Taxes

The Company’s effective tax rate for the three months ended October 1, 2017 and October 2, 2016 was 54.8% and 37.2%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) the system optimization initiative provision of $5,019 and $2,332 in the third quarter of 2017 and 2016, respectively, reflecting goodwill adjustments, changes to valuation allowances on state net operating loss carryforwards and state deferred taxes, (2) state income taxes net of federal benefits, including non-recurring changes to state deferred taxes, (3) the adoption of an amendment issued by the Financial Accounting Standards Board (“FASB”), which requires that excess tax benefits and tax deficiencies related to share-based payments be recognized in net income and (4) the rate differential between foreign and domestic taxes.

The Company’s effective tax rate for the nine months ended October 1, 2017 and October 2, 2016 was 45.2% and 33.3%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 35% due to the effect of (1) the system optimization initiative, reflecting goodwill adjustments, changes to valuation allowances on state net operating loss carryforwards and state deferred taxes (including corrections to prior years identified and recorded in the first nine months of 2017 and 2016, which resulted in a benefit of $2,248 and $7,113, respectively), (2) the adoption of an amendment issued by the FASB, which requires that excess tax benefits and tax deficiencies related to share-based payments be recognized in net income, which resulted in a benefit of $5,205 during the nine months ended October 1, 2017, (3) state income taxes net of federal benefits, including non-recurring changes to state deferred taxes, and (4) the rate differential between foreign and domestic taxes.

During the next twelve months, we believe that it is reasonably possible the Company will reduce its unrecognized tax benefits by up to $7,030, primarily due to expected settlements with taxing authorities.

The current portion of refundable income taxes was $16,165 and $18,111 as of October 1, 2017 and January 1, 2017, respectively, and is included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets.  Long-term refundable income taxes are included in “Other assets” and amounted to $960 and $239 as of October 1, 2017 and January 1, 2017, respectively.

(9) Net Income Per Share

Basic net income per share was computed by dividing net income amounts by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Common stock:
Weighted average basic shares outstanding	243,354	260,976	245,073	265,702
Dilutive effect of stock options and restricted shares	8,383	3,832	8,103	4,239
Weighted average diluted shares outstanding	251,737	264,808	253,176	269,941

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Diluted net income per share for the three and nine months ended October 1, 2017 and October 2, 2016 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 1,617 and 618 for the three and nine months ended October 1, 2017, respectively, and 2,233 and 2,072 for the three and nine months ended October 2, 2016, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(10) Stockholders’ Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Nine Months Ended
	October 1, 2017	October 2, 2016
Balance at beginning of period	$527,736	$752,914
Comprehensive income	52,978	112,896
Cash dividends	(51,464)	(47,793)
Repurchases of common stock	(90,964)	(162,492)
Share-based compensation	16,356	14,260
Exercises of stock options	10,194	10,600
Vesting of restricted shares	(4,260)	(3,853)
Cumulative effect of change in accounting principle (a)	1,880	—
Tax benefit from share-based compensation	—	1,898
Other	139	145
Balance at end of period	$462,595	$678,575
_______________

(a)
During the nine months ended October 1, 2017, the Company recognized a tax benefit as a reduction to the Company’s deferred tax liability with an equal offsetting increase to “Accumulated deficit.” The adjustment was recognized as a result of adoption of an amendment to the accounting for employee share-based payment transactions. See Note 15 for further information.

Repurchases of Common Stock

In February 2017, our Board of Directors authorized a repurchase program for up to $150,000 of our common stock through March 4, 2018, when and if market conditions warrant and to the extent legally permissible. During the nine months ended October 1, 2017, the Company repurchased 6,131 shares with an aggregate purchase price of $90,876, of which $899 was accrued at October 1, 2017 and excluding commissions of $88. As of October 1, 2017, the Company had $59,124 of availability remaining under its February 2017 authorization. Subsequent to October 1, 2017 through November 2, 2017, the Company repurchased 428 shares with an aggregate purchase price of $6,628, excluding commissions of $6.

On June 1, 2015, our Board of Directors authorized a repurchase program for up to $1,400,000 of our common stock through January 1, 2017, when and if market conditions warranted and to the extent legally permissible. During the nine months ended October 2, 2016, the Company repurchased 16,034 shares with an aggregate purchase price of $162,252, of which $2,998 was accrued at October 2, 2016 and excluding commissions of $240.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges (a)	Pension	Total
Balance at January 1, 2017	$(60,299)	$(1,797)	$(1,145)	$(63,241)
Current-period other comprehensive income	16,797	1,332	96	18,225
Balance at October 1, 2017	$(43,502)	$(465)	$(1,049)	$(45,016)

Balance at January 3, 2016	$(66,163)	$(3,571)	$(1,089)	$(70,823)
Current-period other comprehensive income (loss)	10,887	1,332	(56)	12,163
Balance at October 2, 2016	$(55,276)	$(2,239)	$(1,145)	$(58,660)
_______________

(a)
Current-period other comprehensive income (loss) includes the reclassification of unrealized losses on cash flow hedges from “Accumulated other comprehensive loss” to our condensed consolidated statements of operations of $444 and $1,332 for both the three and nine months ended October 1, 2017 and October 2, 2016, respectively. The reclassification of unrealized losses on cash flow hedges consists of $723 and $2,170 for both the three and nine months ended October 1, 2017 and October 2, 2016, respectively, recorded to “Interest expense,” net of the related income tax benefit of $279 and $838 for both the three and nine months ended October 1, 2017 and October 2, 2016, respectively, recorded to “Provision for income taxes.” See Note 6 for further information.

(11) Leases

At October 1, 2017, Wendy’s and its franchisees operated 6,586 Wendy’s restaurants. Of the 333 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 146 restaurants, owned the building and held long-term land leases for 137 restaurants and held leases covering land and building for 50 restaurants. Wendy’s also owned 521 and leased 1,270 properties that were either leased or subleased principally to franchisees.

Rental expense for operating leases consists of the following components:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Rental expense:
Minimum rentals	$23,997	$19,137	$66,701	$59,139
Contingent rentals	5,395	5,254	14,405	13,786
Total rental expense (a)	$29,392	$24,391	$81,106	$72,925
_______________

(a)
Amounts exclude sublease income of $35,022 and $92,434 recognized during the three and nine months ended October 1, 2017, respectively, and $25,127 and $68,400 recognized during the three and nine months ended October 2, 2016, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Rental income for operating leases and subleases consists of the following components:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Rental income:
Minimum rentals	$44,682	$31,902	$124,847	$87,409
Contingent rentals	5,593	5,427	15,280	15,011
Total rental income	$50,275	$37,329	$140,127	$102,420

The following table illustrates the Company’s future minimum rental payments and rental receipts for non-cancelable leases and subleases, including rental receipts for direct financing leases as of October 1, 2017. Rental receipts below are presented separately for owned properties and for leased properties based on the classification of the underlying lease.

	Rental Payments		Rental Receipts
Fiscal Year	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Owned Properties
2017 (a)	$11,989	$24,894	$15,868	$18,782	$13,436
2018	43,406	93,431	60,844	75,167	53,896
2019	42,717	93,272	61,368	75,267	54,866
2020	43,660	92,434	62,469	74,983	55,489
2021	45,249	91,892	64,260	74,672	57,102
Thereafter	748,736	1,188,165	1,045,693	973,428	1,008,243
Total minimum payments	$935,757	$1,584,088	$1,310,502	$1,292,299	$1,243,032
Less interest	(499,703)
Present value of minimum capital lease payments (b)	$436,054
_______________

(a)	Represents future minimum rental payments and rental receipts for non-cancelable leases and subleases for the remainder of our 2017 fiscal year.

(b)	The present value of minimum capital lease payments of $6,608 and $429,446 are included in “Current portion of long-term debt” and “Long-term debt,” respectively.

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	October 1, 2017	January 1, 2017
Land	$271,840	$271,160
Buildings and improvements	312,796	312,067
Restaurant equipment	1,491	1,507
	586,127	584,734
Accumulated depreciation and amortization	(122,970)	(110,166)
	$463,157	$474,568

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Our net investment in direct financing leases is as follows:

	October 1, 2017	January 1, 2017
Future minimum rental receipts	$630,352	$401,452
Unearned interest income	(416,221)	(277,747)
Net investment in direct financing leases	214,131	123,705
Net current investment in direct financing leases (a)	(482)	(101)
Net non-current investment in direct financing leases (b)	$213,649	$123,604
_______________

(a)	Included in “Accounts and notes receivable, net.”

(b)	Included in “Net investment in direct financing leases.”

(12) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. During the nine months ended October 1, 2017 and October 2, 2016, Wendy’s paid TimWen $9,362 and $8,926, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $158 and $156 during the nine months ended October 1, 2017 and October 2, 2016, respectively, which has been included as a reduction to “General and administrative.”

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

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $56,299 as of October 1, 2017. These leases extend through 2056. We have not received any notice of default related to these leases as of October 1, 2017. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $637 as of October 1, 2017. These leases expire on various dates through 2021.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Letters of Credit

As of October 1, 2017, the Company had outstanding letters of credit with various parties totaling $32,575, of which $3,205 were cash collateralized. The outstanding letters of credit include amounts outstanding against the securitized financing facility. The related cash collateral is classified as “Restricted cash” in the condensed consolidated balance sheets. We do not expect any material loss to result from these letters of credit.

(14) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of October 1, 2017, the Company had accruals for all of its legal and environmental matters aggregating $1,639. We cannot estimate the aggregate possible range of loss due to most proceedings, including those described below, being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

We previously described certain legal proceedings under Note 14 to our Condensed Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the second quarter of 2017, as filed with the SEC on August 9, 2017. Except as set forth below, there were no material developments in those legal proceedings during the third quarter of 2017.

As previously reported, the Company has been named as a defendant in putative class action lawsuits alleging, among other things, that the Company failed to safeguard customer credit card information and failed to provide notice that credit card information had been compromised.  Jonathan Torres and other consumers filed an action in the U.S. District Court for the Middle District of Florida (the “Torres case”). The operative complaint seeks to certify a nationwide class of consumers, or in the alternative, statewide classes of consumers for Florida, New York, New Jersey, Texas, and Tennessee, as well as statewide classes of consumers under those states’ consumer protection and unfair trade practices laws. On October 27, 2017, the Company moved to dismiss the operative complaint. The Company’s motion is pending before the court.

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

In February 2016, the FASB issued new guidance on leases, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The amendment requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach.  We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements and plan to reflect adoption when effective in the first quarter of our 2019 fiscal year. As shown in Note 11, there are $1,584,088 in future minimum rental payments for operating leases that are not currently on our balance sheet; therefore, we expect this will have a material impact on our balance sheet and related disclosures.

In May 2014, the FASB issued amended guidance for revenue recognition. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and is effective commencing with our 2018 fiscal year. The guidance allows for either a full retrospective or modified retrospective transition method. We currently expect to apply the modified retrospective method upon adoption. This guidance will not impact our recognition of revenue from Company-operated restaurant sales or our recognition of continuing royalty revenues from franchisees, which are based on a percentage of franchise sales. Under current guidance, we recognize initial fees from franchisees when we have performed all material obligations and services, which generally occurs when the franchised restaurant opens. Additionally, under current guidance, our advertising fund contributions from franchisees and the related advertising expenditures are reported on a net basis in our consolidated balance sheet as “Advertising funds restricted assets” and “Advertising funds restricted liabilities.” Under the new guidance, we anticipate recognizing the initial fees from franchisees over the life of the related franchise agreements and we expect to consolidate the operations and cash flow results of our national advertising funds, both of which will have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued an amendment that modifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as statement of cash flows presentation. The transition requirement is generally modified retrospective, with the exception of recognition of excess tax benefits and tax deficiencies that requires prospective adoption. The Company adopted this amendment during the first quarter of 2017. The cash flows used in financing activities related to the excess tax benefits from share-based compensation arrangements, which amounted to $2,376 during the nine months ended October 2, 2016, was reclassified retrospectively to cash flows provided by operating activities. Additionally, during the nine months ended October 2, 2016, $4,142 was paid to taxing authorities for withheld shares on share-based compensation arrangement activities, which was reclassified retrospectively from cash flows provided by operating activities to cash flows used in financing activities. Upon adopting the amendment in the first quarter of 2017, the Company recognized $1,880 in unrecognized tax benefits for deductions in excess of cumulative compensation costs relating to the exercise of stock options and vesting of restricted stock. This tax benefit was recognized as a reduction to the Company’s deferred tax liability with an equal offsetting increase to “Accumulated deficit.” The Company will continue to estimate forfeitures each period.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 (the “Form 10-K”). There have been no material changes as of October 1, 2017 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding Item 1 of Part II of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to or on December 31. All three- and nine-month periods presented herein contain 13 weeks and 39 weeks, respectively. All references to years and quarters relate to fiscal periods rather than calendar periods.

Executive Overview

Our Business

As of October 1, 2017, the Wendy’s restaurant system was comprised of 6,586 restaurants, of which 333 were owned and operated by the Company. All of our Company-operated restaurants are located in the U.S.

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

Wendy’s revenues for the first nine months of 2017 include (1) $467.9 million of sales at Company-operated restaurants, (2) $306.1 million of franchise royalty revenue and fees and (3) $140.2 million of franchise rental income. Substantially all of our Wendy’s royalty agreements provide for royalties of 4.0% of franchisees’ revenues.

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

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers. In February 2015, the Company announced plans to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system, which the Company completed as of January 1, 2017. Wendy’s will continue to optimize its system by facilitating franchisee-to-franchisee restaurant transfers, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base and drive new restaurant development and accelerate reimages in the Image Activation format.

During the first nine months of 2017, the Company recorded post-closing adjustments on sales of restaurants and completed the sale of other assets, resulting in net gains totaling $3.4 million. Gains and losses recognized on dispositions are recorded to “System optimization losses (gains), net” in our condensed consolidated statements of operations. In addition, the Company facilitated the transfer of 270 restaurants between franchisees during the first nine months of 2017 (excluding the DavCo and NPC transactions discussed below).

DavCo and NPC Transactions

As part of our system optimization initiative, the Company acquired 140 Wendy’s restaurants on May 31, 2017 from DavCo Restaurants, LLC (“DavCo”) for total net cash consideration of $86.8 million, which were immediately sold to NPC International, Inc. (“NPC”), an existing franchisee of the Company, for cash proceeds of $70.7 million (the “DavCo and NPC transactions”). As part of the transaction, NPC has agreed to remodel 90 acquired restaurants in the Image Activation format by the end of 2021 and build 15 new Wendy’s restaurants by the end of 2022. Prior to closing the DavCo transaction, seven DavCo restaurants were closed. The acquisition of Wendy’s restaurants from DavCo was not contingent on executing the sale agreement with NPC; as such, the Company accounted for the transactions as an acquisition and subsequent disposition of a business. The total consideration paid to DavCo was allocated to net tangible and identifiable intangible assets acquired based on their estimated fair values. As part of the transactions, the Company retained leases for purposes of subleasing such properties to NPC. As a result of the transactions, the Company recognized a loss of $43.1 million during the first nine months of 2017.

Costs related to our system optimization initiative were historically recorded to “Reorganization and realignment costs.” Costs incurred during 2017 in connection with the DavCo and NPC transactions continue to be recorded to “Reorganization and realignment costs.” All other costs incurred during 2017 related to facilitating franchisee-to-franchisee restaurant transfers are recorded to “Other operating expense (income), net.” During the first nine months of 2017, the Company recognized reorganization and realignment costs totaling $0.9 million, which primarily included professional fees. The Company does not expect to incur additional costs during the remainder of 2017 in connection with the DavCo and NPC transactions.

General and Administrative (“G&A”) Realignment

November 2014 Plan

In November 2014, the Company initiated a plan to reduce its G&A expenses.  The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth.  The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015.  Costs related to the plan are recorded to “Reorganization and realignment costs.” The Company recognized costs totaling $1.0 million during the first nine months of 2016 and $24.0 million in aggregate since inception. The Company did not incur any expenses during the first nine months of 2017 and does not expect to incur additional costs related to the plan.

May 2017 Plan

In May 2017, the Company initiated a new plan to further reduce its G&A expenses. The Company expects that approximately three-quarters of the total G&A expense reduction of approximately $35.0 million will be realized by the end of 2018, with the remainder of the savings being realized in 2019. The Company expects to incur total costs aggregating approximately $28.0 million to $33.0 million, of which $23.0 million to $27.0 million will be cash expenditures, related to such savings. The cash expenditures are expected to continue into 2019, with approximately half of the total cash expenditures occurring in 2018. Costs related to the plan are recorded to “Reorganization and realignment costs.” The Company recognized costs totaling $19.9 million during the first nine months of 2017, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $8.0 million to $13.0 million, comprised of (1) severance and related employee costs of approximately $3.0 million, (2) recruitment and relocation costs of approximately $4.0 million, (3) third-party and other costs of approximately $1.0 million and (4) share-based compensation of approximately $3.0 million. The Company expects costs to be recognized during the remainder of 2017 and continue into 2019, with approximately two-thirds to be recognized during 2017.

Related Party Transactions

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. During the first nine months of 2017 and 2016, Wendy’s paid TimWen $9.4 million and $8.9 million, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $0.2 million during both the first nine months of 2017 and 2016, which has been included as a reduction to “General and administrative.”

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

Results of Operations

The tables included throughout Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the third quarter and the first nine months of 2017 and 2016.

	Third Quarter			Nine Months
	2017	2016	Change	2017	2016	Change
Revenues:
Sales	$158.8	$228.6	$(69.8)	$467.9	$747.2	$(279.3)
Franchise royalty revenue and fees	98.9	98.0	0.9	306.1	275.9	30.2
Franchise rental income	50.3	37.4	12.9	140.2	102.4	37.8
	308.0	364.0	(56.0)	914.2	1,125.5	(211.3)
Costs and expenses:
Cost of sales	132.4	186.5	(54.1)	385.2	603.8	(218.6)
Franchise rental expense	24.1	17.5	6.6	64.8	49.7	15.1
General and administrative	52.9	58.9	(6.0)	156.7	184.7	(28.0)
Depreciation and amortization	31.2	29.4	1.8	91.7	92.4	(0.7)
System optimization losses (gains), net	0.1	(37.8)	37.9	39.7	(48.1)	87.8
Reorganization and realignment costs	2.9	2.1	0.8	20.8	7.9	12.9
Impairment of long-lived assets	1.0	0.4	0.6	1.8	13.0	(11.2)
Other operating expense (income), net	1.7	0.9	0.8	5.3	(13.5)	18.8
	246.3	257.9	(11.6)	766.0	889.9	(123.9)
Operating profit	61.7	106.1	(44.4)	148.2	235.6	(87.4)
Interest expense	(30.0)	(28.7)	(1.3)	(87.9)	(85.5)	(2.4)
Other (loss) income, net	(0.1)	0.5	(0.6)	3.1	1.0	2.1
Income before income taxes	31.6	77.9	(46.3)	63.4	151.1	(87.7)
Provision for income taxes	(17.3)	(29.0)	11.7	(28.6)	(50.4)	21.8
Net income	$14.3	$48.9	$(34.6)	$34.8	$100.7	$(65.9)

	Third Quarter				Nine Months
	2017	% of Total Revenues	2016	% of Total Revenues	2017	% of Total Revenues	2016	% of Total Revenues
Revenues:
Sales	$158.8	51.6%	$228.6	62.8%	$467.9	51.2%	$747.2	66.4%
Franchise royalty revenue and fees:
Royalty revenue	93.7	30.4%	87.9	24.1%	275.0	30.1%	255.0	22.6%
Franchise fees	5.2	1.7%	10.1	2.8%	31.1	3.4%	20.9	1.9%
Total franchise royalty revenue and fees	98.9	32.1%	98.0	26.9%	306.1	33.5%	275.9	24.5%
Franchise rental income	50.3	16.3%	37.4	10.3%	140.2	15.3%	102.4	9.1%
Total revenues	$308.0	100.0%	$364.0	100.0%	$914.2	100.0%	$1,125.5	100.0%

	Third Quarter				Nine Months
	2017	% of Sales	2016	% of Sales	2017	% of Sales	2016	% of Sales
Cost of sales:
Food and paper	$51.8	32.6%	$69.3	30.3%	$147.1	31.4%	$226.9	30.4%
Restaurant labor	45.6	28.7%	64.8	28.4%	135.8	29.0%	211.7	28.3%
Occupancy, advertising and other operating costs	35.0	22.0%	52.4	22.9%	102.3	21.9%	165.2	22.1%
Total cost of sales	$132.4	83.3%	$186.5	81.6%	$385.2	82.3%	$603.8	80.8%

	Third Quarter				Nine Months
	2017	% of Sales	2016	% of Sales	2017	% of Sales	2016	% of Sales
Restaurant margin	$26.4	16.7%	$42.1	18.4%	$82.7	17.7%	$143.4	19.2%

	Third Quarter		Nine Months
	2017	2016	2017	2016
Key business measures:
North America same-restaurant sales:
Company-operated	(0.5)%	2.7%	0.7%	2.9%
Franchised	2.1%	1.2%	2.4%	1.7%
Systemwide	2.0%	1.4%	2.3%	1.8%

Total same-restaurant sales:
Company-operated	(0.5)%	2.7%	0.7%	2.9%
Franchised (a)	2.1%	1.3%	2.4%	1.6%
Systemwide (a)	1.9%	1.4%	2.3%	1.7%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela due to the impact of Venezuela’s highly inflationary economy).

	Third Quarter		Nine Months
	2017	2016	2017	2016
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$158.8	$228.6	$467.9	$747.2
North America franchised	2,347.2	2,198.2	6,897.4	6,381.8
International franchised (b)	119.4	106.9	351.6	309.6
Global systemwide sales	$2,625.4	$2,533.7	$7,716.9	$7,438.6
________________

(a)
During the third quarter of 2017 and 2016, North America systemwide sales increased 3.0% and 1.8%, respectively, international franchised sales increased 13.4% and 9.0%, respectively, and global systemwide sales increased 3.4% and 2.1%, respectively, on a constant currency basis. During the first nine months of 2017 and 2016, North America systemwide sales increased 3.2% and 2.9%, respectively, international franchised sales increased 15.0% and 4.1%, respectively, and global systemwide sales increased 3.7% and 3.0%, respectively, on a constant currency basis.

(b)	Excludes Venezuela due to the impact of Venezuela’s highly inflationary economy.

	Third Quarter
	Company-operated	North America Franchised	International Franchised	Systemwide
Restaurant count:
Restaurant count at July 2, 2017	331	5,762	471	6,564
Opened	4	25	13	42
Closed	(2)	(15)	(3)	(20)
Restaurant count at October 1, 2017	333	5,772	481	6,586

	Nine Months
	Company-operated	North America Franchised	International Franchised	Systemwide

Restaurant count at January 1, 2017	330	5,768	439	6,537
Opened	7	50	53	110
Closed	(4)	(46)	(11)	(61)
Restaurant count at October 1, 2017	333	5,772	481	6,586

Sales	Change
	Third Quarter	Nine Months
Sales	$(69.8)	$(279.3)

The decrease in sales for both the third quarter and the first nine months of 2017 was primarily due to the impact of Wendy’s Company-operated restaurants sold under our system optimization initiative, which resulted in a reduction in sales of $74.1 million and $295.9 million during the third quarter and the first nine months of 2017, respectively. For the third quarter of 2017, Company-operated same-restaurant sales declined due to a decrease in customer count, which was partially offset by an increase in our average per customer check amount. A portion of the customer count decline in the third quarter of 2017 resulted from the hurricanes in the U.S. For the first nine months of 2017, Company-operated same-restaurant sales benefited from an increase in our average per customer check amount, which was partially offset by a decrease in customer count. Our per customer check amount increased during the third quarter and the first nine months of 2017 primarily due to benefits from strategic price increases on our menu items and changes in product mix. Sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants.

Franchise Royalty Revenue and Fees	Change
	Third Quarter	Nine Months
Royalty revenue	$5.8	$20.0
Franchise fees	(4.9)	10.2
	$0.9	$30.2

The increase in franchise royalty revenue and fees during the third quarter of 2017 was primarily due to higher royalty revenue resulting from sales of Company-operated restaurants to franchisees under our system optimization initiative. Royalty revenue also benefited from a 2.1% increase in franchise same-restaurant sales. These increases were largely offset by a decrease in franchise fees driven by lower initial franchise fees because no sales of Company-operated restaurants or franchisee-to-franchisee restaurant transfers occurred during the third quarter of 2017.

The increase in franchise royalty revenue and fees during the first nine months of 2017 was due to sales of Company-operated restaurants to franchisees and facilitating franchisee-to-franchisee restaurant transfers under our system optimization initiative. Royalty revenue also benefited from a 2.4% increase in franchise same-restaurant sales.

Franchise Rental Income	Change
	Third Quarter	Nine Months
Franchise rental income	$12.9	$37.8

The increase in franchise rental income during the third quarter and the first nine months of 2017 was primarily due to leasing and/or subleasing properties to franchisees in connection with the sale of Company-operated restaurants and facilitating franchisee-to-franchisee restaurant transfers.

Cost of Sales, as a Percent of Sales	Change
	Third Quarter	Nine Months
Food and paper	2.3%	1.0%
Restaurant labor	0.3%	0.7%
Occupancy, advertising and other operating costs	(0.9)%	(0.2)%
	1.7%	1.5%

The increase in cost of sales, as a percent of sales, during the third quarter of 2017 was primarily due to an increase in commodity costs, reflecting higher beef and bacon costs.

The increase in cost of sales, as a percent of sales, during the first nine months of 2017 was primarily due to an increase in commodity costs, reflecting higher chicken and bacon costs. The first nine months of 2017 were also negatively impacted by increased restaurant labor rates.

Franchise Rental Expense	Change
	Third Quarter	Nine Months
Franchise rental expense	$6.6	$15.1

The increase in franchise rental expense during the third quarter and the first nine months of 2017 was primarily due to subleasing properties to franchisees that were previously Company-operated restaurants and as such, had been previously recorded in cost of sales. Rental expense also increased as a result of entering into new leases in connection with facilitating franchisee-to-franchisee restaurant transfers for purposes of subleasing such properties to the franchisee.

General and Administrative	Change
	Third Quarter	Nine Months
Professional services	$(5.5)	$(11.7)
Employee compensation and related expenses	(2.2)	(7.7)
Severance	(0.7)	(3.5)
Share-based compensation	(0.2)	(2.4)
Incentive compensation	1.1	(2.0)
Other, net	1.5	(0.7)
	$(6.0)	$(28.0)

The decrease in general and administrative expenses during the third quarter of 2017 was primarily due to decreases in (1) professional services due to legal and other costs associated with the cybersecurity incident recognized during the third quarter of 2016 (see “Item 1 - Financial Statements,” Note 14 to the Condensed Consolidated Financial Statements for further information) and (2) employee compensation and related expenses primarily as a result of changes in staffing driven by our system optimization initiative.

The decrease in general and administrative expenses during the first nine months of 2017 was primarily due to decreases in (1) professional services due to legal and other costs associated with the cybersecurity incident recognized during the first nine months of 2016 (see “Item 1 - Financial Statements,” Note 14 to the Condensed Consolidated Financial Statements for further information), (2) employee compensation and related expenses primarily as a result of changes in staffing driven by our system optimization initiative, (3) severance expense, (4) share-based compensation primarily as a result of awards granted and timing of expense recognition and (5) incentive compensation accruals due to a decrease in operating performance as compared to plan in 2017 versus 2016.

Depreciation and Amortization	Change
	Third Quarter	Nine Months
Restaurants	$(0.1)	$(4.7)
Corporate and other	1.9	4.0
	$1.8	$(0.7)

The decrease in restaurant depreciation and amortization during the third quarter and the first nine months of 2017 was primarily due to a decrease in depreciation on assets sold under our system optimization initiative of $0.2 million and $3.9 million, respectively. Corporate and other depreciation expense increased due to an increase in depreciation and amortization for technology investments.

System Optimization Losses (Gains), Net	Third Quarter		Nine Months
	2017	2016	2017	2016
System optimization losses (gains), net	$0.1	$(37.8)	$39.7	$(48.1)

The change in system optimization losses (gains), net was because no sales of Company-operated restaurants occurred during the third quarter of 2017, compared with the sale of 156 restaurants during the third quarter of 2016.

The change in system optimization losses (gains), net during the first nine months of 2017 was due to the DavCo and NPC transactions, which resulted in a loss of $43.1 million during the first nine months of 2017. During the first nine months of 2016, the Company sold 211 Company-operated restaurants to franchisees.

Reorganization and Realignment Costs	Third Quarter		Nine Months
	2017	2016	2017	2016
System optimization initiative	$0.2	$2.1	$0.9	$6.9
G&A realignment - November 2014 plan	—	—	—	1.0
G&A realignment - May 2017 plan	2.7	—	19.9	—
	$2.9	$2.1	$20.8	$7.9

During the third quarter of 2017 and 2016, the Company recognized costs associated with its system optimization initiative totaling $0.2 million and $2.1 million, respectively. In both the third quarter of 2017 and 2016, costs primarily included professional fees.

During the first nine months of 2017 and 2016, the Company recognized costs associated with its system optimization initiative totaling $0.9 million and $6.9 million, respectively. In the first nine months of 2017, costs primarily included professional fees. In the first nine months of 2016, costs primarily included professional fees of $5.1 million and accelerated amortization of previously acquired franchise rights of $1.6 million.

In November 2014, the Company initiated the realignment of its U.S. field operations and Restaurant Support Center in Dublin, Ohio to reduce its G&A expenses. During the first nine months of 2016, the Company recognized costs associated with this plan totaling $1.0 million, which primarily included recruitment and relocation costs. The Company did not incur any expenses during the first nine months of 2017 and does not expect to incur additional costs related to the plan.

In May 2017, the Company initiated a new plan to further reduce its G&A expenses. During the third quarter of 2017, the Company recognized costs associated with this plan totaling $2.7 million, which primarily included (1) severance and related employee costs of $1.2 million, (2) share-based compensation of $0.8 million and (3) third-party and other costs of $0.5 million.

During the first nine months of 2017, the Company recognized costs associated with its May 2017 plan totaling $19.9 million, which primarily included (1) severance and related employee costs of $14.4 million, (2) share-based compensation of $4.5 million and (3) third-party and other costs of $0.8 million.

Impairment of Long-Lived Assets	Change
	Third Quarter	Nine Months
Impairment of long-lived assets	$0.6	$(11.2)

Impairment of long-lived assets increased during the third quarter of 2017 primarily due to the deterioration in operating performance of certain Company-operated restaurants and charges for capital improvements in previously impaired restaurants that did not subsequently recover.

Impairment of long-lived assets decreased during the first nine months of 2017 primarily due to lower impairment charges resulting from the remeasurement of properties to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of Company-operated restaurants. This decrease was partially offset by higher impairment charges due to the deterioration in operating performance of certain Company-operated restaurants and charges for capital improvements in previously impaired restaurants that did not subsequently recover.

Other Operating Expense (Income), Net	Third Quarter		Nine Months
	2017	2016	2017	2016
Lease buyout	$0.2	$—	$0.1	$(11.6)
Equity in earnings in joint ventures, net	(2.3)	(2.2)	(6.1)	(6.5)
Other, net	3.8	3.1	11.3	4.6
	$1.7	$0.9	$5.3	$(13.5)

The change in other operating expense (income), net during the third quarter of 2017 was primarily due to costs incurred to provide information technology services to our franchisees, as well as costs related to facilitating franchisee-to-franchisee restaurant transfers.

Other operating expense (income), net during the first nine months of 2017 includes costs incurred to provide information technology services to our franchisees, as well as costs related to facilitating franchisee-to-franchisee restaurant transfers. The first nine months of 2016 includes a gain recognized on a lease buyout during the first quarter of 2016.

Interest Expense	Change
	Third Quarter	Nine Months
Interest expense	$1.3	$2.4

Interest expense increased during the third quarter and the first nine months of 2017 primarily due to an increase in capital lease obligations resulting from facilitating franchisee-to-franchisee restaurant transfers and subleasing such properties to the franchisee.

Provision for Income Taxes	Third Quarter		Nine Months
	2017	2016	2017	2016
Income before income taxes	$31.6	$77.9	$63.4	$151.1
Provision for income taxes	17.3	29.0	28.6	50.4
Effective tax rate on income	54.8%	37.2%	45.2%	33.3%

Our effective tax rates in the third quarter of 2017 and 2016 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year include the following: (1) our system optimization initiative, (2) state income taxes net of federal benefits, including non-recurring changes to state deferred taxes, (3) the adoption of an amendment issued by the Financial Accounting Standards Board (“FASB”), which requires that excess tax benefits and tax deficiencies related to share-based payments be recognized in net income (see “Item 1 - Financial Statements,” Note 15 to the Condensed Consolidated Financial Statements for further information) and (4) the rate differential between foreign and domestic taxes.

Our effective tax rates in the first nine months of 2017 and 2016 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year include the following: (1) our system optimization initiative (including corrections to prior years identified and recorded in the first nine months of 2017 and 2016, which resulted in a benefit of $2.2 million and $7.1 million, respectively), (2) the adoption of an amendment issued by the FASB, which requires that excess tax benefits and tax deficiencies related to share-based payments be recognized in net income, which resulted in a benefit of $5.2 million in the first nine months of 2017 (see “Item 1 - Financial Statements,” Note 15 to the Condensed Consolidated Financial Statements for further information), (3) state income taxes net of federal benefits, including non-recurring changes to state deferred taxes, and (4) the rate differential between foreign and domestic taxes.

The impact of our system optimization initiative on the provision for income taxes included the effects of changes to our state deferred taxes and valuation allowances on state net operating losses caused by the shifting relative taxable presence in the various states as our system optimization initiative is executed, and the disposition of non-deductible goodwill. These items, which are non-recurring, increased the provision for income taxes by $5.0 million and $2.3 million during the third quarter of 2017 and 2016, respectively, and increased the provision for income taxes by $7.1 million and decreased the provision by $1.3 million during the first nine months of 2017 and 2016, respectively.

Deferred income taxes are not recorded for temporary differences related to our investments in non-U.S. subsidiaries that we consider permanently invested outside of the U.S. At October 1, 2017, our cash balances held outside of the U.S. totaled $107.7 million.

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

Our anticipated consolidated sources of cash and cash requirements for the remainder of 2017, exclusive of operating cash flow requirements, consist principally of:

•	capital expenditures of approximately $26.0 million to $31.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $80.0 million to $85.0 million.

•	cash dividends aggregating up to approximately $17.0 million as discussed below in “Dividends;” and

•	potential stock repurchases of up to $59.1 million, of which $6.6 million was repurchased subsequent to October 1, 2017 through November 2, 2017 as discussed below in “Stock Repurchases.”

Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

The table below summarizes our cash flows from operating, investing and financing activities for the first nine months of 2017 and 2016:

	Nine Months
	2017	2016	Change
Net cash provided by (used in):
Operating activities	$176.7	$137.3	$39.4
Investing activities	(38.1)	62.5	(100.6)
Financing activities	(156.9)	(222.2)	65.3
Effect of exchange rate changes on cash	6.7	4.0	2.7
Net decrease in cash and cash equivalents	$(11.6)	$(18.4)	$6.8

Operating Activities

Cash provided by operating activities was $176.7 and $137.3 in the first nine months of 2017 and 2016, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities.

Cash provided by operating activities increased $39.4 million during the first nine months of 2017 as compared to the first nine months of 2016, due to (1) an increase of $19.7 million in net income adjusted for non-cash expenses and (2) a favorable change in operating assets and liabilities of $19.7 million. The favorable change in operating assets and liabilities resulted primarily from a decrease in income tax payments, net of refunds and a decrease in payments for incentive compensation for the 2016 fiscal year.

Investing Activities

Cash used in investing activities increased $100.6 million during the first nine months of 2017 as compared to the first nine months of 2016, due to (1) a decrease in proceeds from dispositions of Company-operated restaurants and other assets of $164.5 million and (2) net cash used in the DavCo and NPC transactions of $16.1 million. These unfavorable changes were partially offset by (1) a decrease of $55.0 million in capital expenditures and (2) a decrease of $21.7 million in restricted cash for the reinvestment in capital assets under our securitized financing facility.

Financing Activities

Cash used in financing activities decreased $65.3 million during the first nine months of 2017 as compared to the first nine months of 2016, primarily due to a decrease in repurchases of common stock of $71.1 million.

Dividends

On March 15, 2017, June 15, 2017 and September 15, 2017, The Wendy’s Company paid quarterly cash dividends of $0.07 per share on its common stock, aggregating $51.5 million. On November 2, 2017, The Wendy’s Company declared a dividend of $0.07 per share to be paid on December 15, 2017 to shareholders of record as of December 1, 2017. As a result of the declaration, The Wendy’s Company’s total cash requirements for the fourth quarter of 2017 will be approximately $17.0 million based on the number of shares of common stock outstanding at November 2, 2017. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2017, our Board of Directors authorized a repurchase program for up to $150.0 million of our common stock through March 4, 2018, when and if market conditions warrant and to the extent legally permissible. During the nine months ended October 1, 2017, the Company repurchased 6.1 million shares with an aggregate purchase price of $90.9 million, of which $0.9 million was accrued at October 1, 2017 and excluding commissions of $0.1 million. As of October 1, 2017, the Company had $59.1 million of availability remaining under its February 2017 authorization. Subsequent to October 1, 2017 through November 2, 2017, the Company repurchased 0.4 million shares with an aggregate purchase price of $6.6 million, excluding commissions.

On June 1, 2015, our Board of Directors authorized a repurchase program for up to $1,400.0 million of our common stock through January 1, 2017, when and if market conditions warranted and to the extent legally permissible. During the nine months ended October 2, 2016, the Company repurchased 16.0 million shares with an aggregate purchase price of $162.3 million, of which $3.0 million was accrued at October 2, 2016 and excluding commissions of $0.2 million.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of October 1, 2017 there were no material changes from the information contained in the Form 10-K for the fiscal year ended January 1, 2017.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of October 1, 2017. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2017, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the third quarter of 2017 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•
changes in, and our ability to comply with, legal, regulatory or similar requirements, including franchising laws, payment card industry rules, overtime rules, minimum wage rates, wage and hour laws, government-mandated health care benefits, tax legislation, federal ethanol policy and accounting standards (including the amended guidance for revenue recognition that will become effective for the Company’s 2018 fiscal year and that may impact the Company’s adjusted EBITDA margin goal for 2020, as well as the new guidance on leases that will become effective for fiscal year 2019);

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

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended January 1, 2017 (the “Form 10-K”) (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the SEC.

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

We previously described certain legal proceedings under Item 1 of Part II in our Quarterly Report on Form 10-Q for the second quarter of 2017, as filed with the SEC on August 9, 2017. Except as set forth below, there were no material developments in those legal proceedings during the third quarter of 2017.

As we previously reported, the Company has been named as a defendant in putative class action lawsuits alleging, among other things, that the Company failed to safeguard customer credit card information and failed to provide notice that credit card information had been compromised.  Jonathan Torres and other consumers filed an action in the U.S. District Court for the Middle District of Florida (the “Torres case”). The operative complaint seeks to certify a nationwide class of consumers, or in the alternative, statewide classes of consumers for Florida, New York, New Jersey, Texas, and Tennessee, as well as statewide classes of consumers under those states’ consumer protection and unfair trade practices laws. On October 27, 2017, the Company moved to dismiss the operative complaint. The Company’s motion is pending before the court.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the third quarter of 2017:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
July 3, 2017 through August 6, 2017	934,795	$15.64	917,452	$83,214,931
August 7, 2017 through September 3, 2017	877,515	$15.11	795,500	$71,230,388
September 4, 2017 through October 1, 2017	806,500	$15.03	806,500	$59,123,593
Total	2,618,810	$15.27	2,519,452	$59,123,593

(1)
Includes 99,358 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In February 2017, our Board of Directors authorized the repurchase of up to $150 million of our common stock through March 4, 2018, when and if market conditions warrant and to the extent legally permissible.

Subsequent to October 1, 2017 through November 2, 2017, the Company repurchased 0.4 million shares with an aggregate purchase price of $6.6 million, excluding commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Form of Nonqualified Stock Option Award Agreement under The Wendy’s Company 2010 Omnibus Award Plan.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: November 8, 2017	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the Company)

Date: November 8, 2017	By: /s/ Leigh A. Burnside
Leigh A. Burnside
Chief Accounting Officer
(Principal Accounting Officer)