Form 10-K
period 2017-12-31
Wendy's Co
filed 2018-02-28
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes [ ] No [x]

The aggregate market value of common equity held by non-affiliates of The Wendy’s Company as of June 30, 2017 was approximately $2,838.2 million. As of February 20, 2018, there were 239,414,307 shares of The Wendy’s Company common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from The Wendy’s Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2017.

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

•	increased labor costs due to competition or increased minimum wage or employee benefit costs;

•	changes in commodity costs (including beef, chicken, pork, cheese and grains), labor, supplies, fuel, utilities, distribution and other operating costs;

•	availability, location and terms of sites for restaurant development by us and our franchisees;

•	development costs, including real estate and construction costs;

•	delays in opening new restaurants or completing reimages of existing restaurants, including risks associated with the Image Activation program;

•	the timing and impact of acquisitions and dispositions of restaurants;

•	anticipated or unanticipated restaurant closures by us and our franchisees;

•	our ability to identify, attract and retain potential franchisees with sufficient experience and financial resources to develop and operate Wendy’s restaurants successfully;

•	availability of qualified restaurant personnel to us and to our franchisees, and the ability to retain such personnel;

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

•
changes in, and our ability to comply with, legal, regulatory or similar requirements, including franchising laws, payment card industry rules, overtime rules, minimum wage rates, wage and hour laws, tax legislation, federal ethanol policy and accounting standards (including the new guidance on leases that will become effective for fiscal year 2019);

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

•	risks associated with the amount and timing of share repurchases under the $175.0 million share repurchase program approved by the Board of Directors; and

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

As of December 31, 2017, the Wendy’s restaurant system was comprised of 6,634 restaurants, of which 337 were owned and operated by the Company. References in this Annual Report on Form 10-K (the “Form 10-K”) to restaurants that we “own” or that are “Company-operated” include owned and leased restaurants. The Wendy’s Company’s corporate predecessor was incorporated in Ohio in 1929 and was reincorporated in Delaware in June 1994. Effective September 29, 2008, in conjunction with the merger with Wendy’s, The Wendy’s Company’s corporate name was changed from Triarc Companies, Inc. (“Triarc”) to Wendy’s/Arby’s Group, Inc. Effective July 5, 2011, in connection with the sale of Arby’s Restaurant Group, Inc. (“Arby’s”), Wendy’s/Arby’s Group, Inc. changed its name to The Wendy’s Company. The Company’s principal executive offices are located at One Dave Thomas Blvd., Dublin, Ohio 43017, and its telephone number is (614) 764-3100. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, as well as our annual proxy statement, available, free of charge, on our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. We also provide our Code of Business Conduct and Ethics, free of charge, on our website. Our website address is www.aboutwendys.com. Information contained on that website is not part of this Form 10-K.

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

Sale of Arby’s

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s to ARG IH Corporation (“ARG”), a wholly-owned subsidiary of ARG Holding Corporation (“ARG Parent”), for $130.0 million in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of ARG Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s). Our 18.5% equity interest as of December 31, 2017 was diluted to 12.3% on February 5, 2018, when a subsidiary of ARG Parent acquired Buffalo Wild Wings, Inc. As a result, our diluted ownership interest includes both the Arby’s® and Buffalo Wild Wings® brands under the newly formed combined company, Inspire Brands. (Arby’s is a registered trademark of Arby’s IP Holder, LLC and Buffalo Wild Wings is a registered trademark of Buffalo Wild Wings, Inc.)

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 31, 2017” or “2017,” which consisted of 52 weeks (2) “the year ended January 1, 2017” or “2016,” which consisted of 52 weeks and (3) “the year ended January 3, 2016” or “2015,” which consisted of 53 weeks.

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. At December 31, 2017, there were 6,130 Wendy’s restaurants in operation in North America. Of these restaurants, 337 were operated by the Company and 5,793 by a total of 349 franchisees. In addition, at December 31, 2017, there were 504 franchised Wendy’s restaurants in operation in 29 countries and territories other than North America. See “Item 2. Properties” for a listing of the number of Company-operated and franchised locations in the United States and in foreign countries and United States territories.

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues including royalties, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of December 31, 2017.

Wendy’s is also a 50% partner in a Canadian restaurant real estate joint venture with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. The joint venture owns Wendy’s/Tim Hortons combo units in Canada. As of December 31, 2017, there were 97 Wendy’s restaurants in operation that were owned by the joint venture. (Tim Hortons is a registered trademark of Tim Hortons USA Inc.)

Wendy’s Restaurants

Wendy’s opened its first restaurant in Columbus, Ohio in 1969. During 2017, Wendy’s opened 11 new Company-operated restaurants and closed four generally underperforming Company-operated restaurants. During 2017, Wendy’s franchisees opened 163 new restaurants and closed 73 generally underperforming restaurants.

The following table sets forth the number of Wendy’s restaurants at the beginning and end of each fiscal year from 2015 to 2017:

	2017	2016	2015
Restaurants open at beginning of period	6,537	6,479	6,515
Restaurants opened during period	174	149	109
Restaurants closed during period	(77)	(91)	(145)
Restaurants open at end of period	6,634	6,537	6,479

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

Wendy’s does not sell food or restaurant supplies to its franchisees.

Raw Materials and Purchasing

As of December 31, 2017, four independent processors (six total production facilities) supplied all of Wendy’s hamburger in the United States. In addition, seven independent processors (12 total production facilities) supplied all of Wendy’s chicken in the United States.

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

Trademarks and Service Marks

Wendy’s or its subsidiaries have registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Old Fashioned Hamburgers® and Quality Is Our Recipe®. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks expire at various times from 2018 to 2027, while international trademarks and service marks have various durations of ten to 15 years. Wendy’s generally intends to renew trademarks and service marks that are scheduled to expire.

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

Wendy’s competitive position is differentiated by a focus on quality, its use of fresh, never frozen ground beef and fresh-cut vegetables in the United States and Canada and certain other countries, its unique and diverse menu, its promotional products, its choice of condiments and the atmosphere and decor of its restaurants. Wendy’s continues to implement its Image Activation program, which includes innovative exterior and interior restaurant designs, with plans for significantly more new and reimaged company and franchisee restaurants in 2018 and beyond. The Image Activation program also differentiates the Company from its competitors by its emphasis on selection and performance of restaurant employees that provide friendly and engaged customer service in our restaurants.

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

Technology and delivery are becoming increasingly critical parts of the restaurant consumer experience. Restaurant technology includes mobile interactive technology for brand menu search information, mobile ordering, mobile payment, rewards programs and other self-service technologies. Wendy’s has established a delivery arrangement using a third-party vendor in several United States markets.

Acquisitions and Dispositions of Wendy’s Restaurants

During 2016 and 2015, the Company completed the sale of 310 and 327 Company-operated restaurants to franchisees, respectively, which resulted in the completion of the Company’s plan to reduce its Company-operated restaurant ownership percentage to approximately 5% of the total system. During 2017, the Company acquired 140 Wendy’s restaurants from DavCo Restaurants, LLC (“DavCo”), which were immediately sold to NPC International, Inc. (“NPC”), an existing franchisee of the Company. In addition, during 2017, 2016 and 2015, the Company facilitated the transfer of 400, 144 and 71 restaurants between franchisees, respectively.

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

Franchised Restaurants

As of December 31, 2017, Wendy’s franchisees operated 5,793 Wendy’s restaurants in 50 states, the District of Columbia and Canada.

The rights and obligations governing the majority of franchised restaurants operating in the United States are set forth in the Wendy’s Unit Franchise Agreement (non-traditional locations may operate under an amended agreement). This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Unit Franchise Agreement provides for a 20-year term and a ten-year renewal subject to certain conditions. The initial term may be extended up to 25 years and the renewal extended up to 20 years for qualifying restaurants under the new restaurant development and remodel incentive programs described below. Wendy’s has in the past franchised under different agreements on a multi-unit basis; however, Wendy’s now grants new Wendy’s franchises on a unit-by-unit basis.

The Wendy’s Unit Franchise Agreement requires that the franchisee pay a royalty of 4% of monthly sales, as defined in the agreement, from the operation of the restaurant or $1,000, whichever is greater. The agreement also typically requires that the franchisee pay Wendy’s an initial technical assistance fee. In the United States, the standard technical assistance fee required under a newly executed Unit Franchise Agreement is now $50,000 for each new restaurant opened.

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

Wendy’s Restaurants of Canada Inc. (“WROC”), a 100% owned subsidiary of Wendy’s, holds master franchise rights for Canada. The rights and obligations governing the majority of franchised restaurants operating in Canada are set forth in a Single Unit Sub-Franchise Agreement. This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by WROC and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Single Unit Sub-Franchise Agreement provides for a 20-year term and a ten-year renewal subject to certain conditions. The sub-franchisee pays to WROC a monthly royalty of 4% of sales, as defined in the agreement, from the operation of the restaurant or C$1,000, whichever is greater. The agreement also typically requires that the franchisee pay WROC an initial technical assistance fee. The standard technical assistance fee is now C$50,000 for each new restaurant opened.

In order to promote Image Activation new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants opened by December 31, 2020, with the value of the incentives declining in the later years of the program. Wendy’s also had incentive programs for 2017 available to franchisees that commenced Image Activation restaurant remodels by December 15, 2017. The remodel incentive programs provide for reductions in royalty payments for one year after the completion of construction.

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

Advertising and Marketing

In the United States and Canada, Wendy’s advertises nationally through national advertising funds on network and cable television programs, including nationally televised events. Locally in the United States and Canada, Wendy’s primarily advertises through regional network and cable television, radio and social media. Wendy’s maintains two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, the Internet and a variety of promotional campaigns, including the increasing use of social media. Separate national advertising funds are administered for Wendy’s United States and Canadian locations. Contributions to the national advertising funds are required to be made from both Company-operated and franchised restaurants and are based on a percent of restaurant retail sales. In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both Company-operated and franchised restaurants based on a percent of restaurant retail sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising programs are governed by the Wendy’s Unit Franchise Agreement in the United States and by the Single Unit Sub-Franchise Agreement in Canada. Required contributions by Company-operated restaurants for advertising and promotional programs are at the same percent of retail sales as franchised restaurants within the Wendy’s system. As of December 31, 2017, the contribution rate for United States restaurants was generally 3.5% of retail sales for national advertising and 0.5% of retail sales for local and regional advertising. The contribution rate for Canadian restaurants is generally 3% of retail sales for national advertising and 1% of retail sales for local and regional advertising, with the exception of Quebec, for which there is no national advertising contribution rate and the local and regional advertising contribution rate is 4.0% of retail sales. See Note 24 of the Financial Statements and Supplementary Data included in Item 8 herein, for further information regarding advertising.

International Operations and Franchising

As of December 31, 2017, Wendy’s had 504 franchised restaurants in 29 countries and territories other than the United States and Canada. Wendy’s intends to grow its international business aggressively, yet responsibly. In addition to new market expansion, further development within existing markets will continue to be an important component of Wendy’s international strategy over the coming years. In 2017, Wendy’s grew its international business by 65 net new restaurants, breaking the 500 restaurant mark outside of the United States and Canada. Wendy’s has granted development rights in certain countries and territories listed under Item 2 of this Form 10-K.

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

The Company is involved in litigation and claims incidental to our current and prior businesses, including the legal proceedings related to a cybersecurity incident as described in Note 23 of the Financial Statements and Supplementary Data included in Item 8 herein. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. We believe we have adequate accruals for continuing operations for all of our legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on our currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

Employees

As of December 31, 2017, the Company had approximately 12,100 employees, including approximately 1,100 salaried employees and approximately 11,000 hourly employees. We believe that our employee relations are satisfactory.

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, we have included below the most significant factors that have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2018, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Our success depends in part upon the continued succession and retention of certain key personnel.

On October, 6, 2017, the Company announced that Chief People Officer Scott Weisberg intended to leave the Company once he had completed an effective succession process. Mr. Weisberg has transitioned his responsibilities to Coley O’Brien, who had been Vice President of Human Resources. Mr. O’Brien will become Chief People Officer effective March 1, 2018 and join the senior leadership team reporting to President and Chief Executive Officer Todd Penegor.

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

Changes in commodity costs (including beef, chicken, pork, cheese and grains), supplies, fuel, utilities, distribution and other operating costs could harm results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs (including beef, chicken, pork, cheese and grains), supplies, fuel, utilities, distribution and other operating costs. Commodity cost pressures, and any increase in these costs, especially beef or chicken prices, could adversely affect future operating results. In addition, our business is susceptible to increases in these costs as a result of other factors beyond our control, such as weather conditions, global demand, food safety concerns, product recalls and government regulations. Further, prices for feed ingredients used to produce beef, chicken and pork could be adversely affected by changes in global weather patterns, which are inherently unpredictable, and by federal ethanol policy. Increases in gasoline prices could result in the imposition of fuel surcharges by our distributors, which would increase our costs. Significant increases in expenses incurred by consumers, such as living expenses or gasoline prices, could also result in a decrease in customer traffic at our restaurants, which could adversely affect our business. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, we may not seek to or be able to pass along price increases to our customers.

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

As of December 31, 2017, approximately 95% of restaurants in the Wendy’s system were operated by franchisees. Wendy’s franchisees are contractually obligated to operate their restaurants in accordance with the standards set forth in agreements with them. Wendy’s also provides training and support to franchisees. However, franchisees are independent third parties that we do not control, and the franchisees own, operate and oversee the daily operations of their restaurants. Specifically, franchisees are solely responsible for developing and utilizing their own policies, procedures and documents, making their own hiring, firing and disciplinary decisions, scheduling hours and establishing wages, and managing their day-to-day employment processes and procedures, all of which is done independent of Wendy’s and in compliance with all applicable laws, rules or regulations. Further, franchisees have discretion as to the prices charged to customers. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with required standards, then royalty payments to us could be adversely affected and the brand’s image and reputation could be harmed, both of which in turn could hurt our business and operating results.

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

The Company and its franchisees reimaged 551 North America system restaurants and built 174 global restaurants in 2017. As of December 31, 2017, the global Wendy’s system had 43% of restaurants on the new image. The Company has plans for significantly more new and reimaged Company and franchisee restaurants in 2018 and beyond.

In order to promote Image Activation new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants opened by December 31, 2020, with the value of the incentives declining in the later years of the program. Wendy’s also had incentive programs for 2017 available to franchisees that commenced Image Activation restaurant remodels by December 15, 2017. The remodel incentive programs provide for reductions in royalty payments for one year after the completion of construction.

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

As of December 31, 2017, approximately 95% of the Wendy’s system were franchise restaurants. We receive revenue in the form of royalties, which are generally based on a percentage of sales at franchised restaurants, rent and fees from franchisees. Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, rent and other fee revenues may decline. In addition, accounts receivable and related allowance for doubtful accounts may increase. When Company-operated restaurants are sold, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases. During periods of declining sales and profitability of franchisees, the incidence of franchisee defaults for these lease payments increases and we are then required to make those payments and seek recourse against the franchisee or agree to repayment terms. Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease. Further, we may decide from time to time to acquire restaurants from franchisees that experience significant financial hardship, which may reduce our cash and cash equivalents.

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

As of December 31, 2017, Wendy’s leased or owned the land and/or the building for 337 Company-operated Wendy’s restaurants. Wendy’s also owned 521 and leased 1,296 properties that were either leased or subleased principally to franchisees as of December 31, 2017. Accordingly, we are subject to all of the risks associated with leasing and owning real estate. In particular, the value of our real property assets could decrease, and costs could increase, because of changes in the investment climate for real estate, demographic trends, supply or demand for the use of the restaurants, which may result from competition from similar restaurants in the area, and liability for environmental matters.

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

As of December 31, 2017, we and our franchisees operated Wendy’s restaurants in 50 states, the District of Columbia and 30 foreign countries and territories. As of December 31, 2017 and as detailed in “Item 2. Properties,” the eight leading states by number of operating units were: Florida, Ohio, Texas, Georgia, California, Pennsylvania, North Carolina and Michigan. This geographic concentration can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations. It is possible that adverse economic conditions in states or regions that contain a high concentration of Wendy’s restaurants could have a material adverse impact on our results of operations in the future.

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

Labor is a primary component in the cost of operating our restaurants. We devote significant resources to recruiting and training its managers and hourly employees. Increased labor costs due to competition, increased minimum wage or employee benefits costs (including various federal, state and local actions to increase minimum wages), unionization activity or other factors would adversely impact our cost of sales and operating expenses. In addition, Wendy’s success depends on its ability to attract, motivate and retain qualified employees, including restaurant managers and staff. If the brand is unable to do so, our results of operations could be adversely affected.

Complaints or litigation may hurt the Wendy’s brand.

Wendy’s customers file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to a Wendy’s restaurant, or alleging that there was a problem with food quality or operations at a Wendy’s restaurant. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees (which tend to increase when franchisees experience declining sales and profitability) and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, including class action lawsuits related to these matters. The Company has also been named as a defendant in the matters described in Note 23 of the Financial Statements and Supplementary Data included in Item 8 herein. Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations and hurt our performance. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. Insurance policies contain customary limitations, conditions and exclusions that can affect the amount of insurance proceeds ultimately received. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from these claims may hurt us and our franchisees.

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

We currently maintain insurance we believe is adequate for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, such as losses due to natural disasters or acts of terrorism. In addition, we currently self-insure a significant portion of expected losses under workers’ compensation, general liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could harm our business and adversely affect our results of operations and financial condition.

The Company currently maintains insurance coverage to address cyber incidents. Applicable insurance policies contain customary limitations, conditions and exclusions. There can be no assurance that the cyber policies maintained by the Company will cover substantially all of the Company’s costs and expenses incurred related to the cybersecurity incidents described below in this Item 1A and in Note 23 of the Financial Statements and Supplementary Data included in Item 8 herein.

Changes in legal or regulatory requirements, including franchising laws, payment card industry rules, overtime rules, minimum wage rates, tax legislation, federal ethanol policy and accounting standards, may adversely affect our ability to open new restaurants or otherwise hurt our existing and future operations and results.

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

Although we ensure that all suppliers to the Wendy’s system meet quality control standards, Wendy’s franchisees control the purchasing of food, proprietary paper, equipment and other operating supplies from such suppliers through the purchasing co-op controlled by Wendy’s franchisees, QSCC. QSCC negotiates national contracts for such food, equipment and supplies. We are entitled to appoint two representatives (of the total of 11) on the board of directors of QSCC and participate in QSCC through our Company-operated restaurants, but we do not control the decisions and activities of QSCC except to ensure that all suppliers satisfy our quality control standards. If QSCC does not properly estimate the product needs of the Wendy’s system, makes poor purchasing decisions, or decides to cease its operations, system sales and operating costs could be adversely affected and our results of operations and financial condition or the financial condition of Wendy’s franchisees could be hurt.

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

Working closely with third-party forensic experts, federal law enforcement and payment card industry contacts as part of its investigation, the Company determined that specific payment card information was targeted by the additional malware variant. This information included cardholder name, credit or debit card number, expiration date, cardholder verification value and service code.

The Company believes the criminal cyberattacks resulted from service providers’ remote access credentials being compromised, allowing access, and the ability to deploy malware, to some franchisees’ point-of-sale systems. There has been no indication in the investigation that any Company-operated restaurants were impacted by this activity.

The Company worked with investigators to disable the malware involved in the first attack in 2016. Soon after detecting the malware variant involved in the latest attack, the Company identified a method of disabling it and thereafter disabled it in all franchisee restaurants where it was discovered. The investigation has confirmed that criminals used malware believed to have been effectively deployed on some Wendy’s franchisee systems starting in late fall 2015.

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

Based upon future economic and capital market conditions, as well as the operating performance of our reporting units, future impairment charges could be incurred. Further, as a result of the system optimization initiative, the Company has recorded losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale or anticipated sale of restaurants, and may incur further losses as the Company sells restaurants from time to time.

The Company and certain of its subsidiaries are subject to various restrictions, and substantially all of the assets of certain subsidiaries are security, under the terms of a securitization transaction.

On January 17, 2018, Wendy’s Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of the Company, completed a refinancing transaction under which the Master Issuer issued Series 2018-1 3.573% Fixed Rate Senior Secured Notes, Class A-2-I (the “Series 2018-1 Class A-2-I Notes”) with an initial principal amount of $450.0 million and Series 2018-1 3.884% Fixed Rate Senior Secured Notes, Class A-2-II (the “Series 2018-1 Class A-2-II Notes”) with an initial principal amount of $475.0 million (collectively, the “Series 2018-1 Class A-2 Notes”).  Interest payments on the Series 2018-1 Class A-2 Notes are payable on a quarterly basis.  The net proceeds from the sale of the Series 2018-1 Class A-2 Notes were used to redeem the Master Issuer’s outstanding Series 2015-1 Class A-2-I Notes, to pay prepayment and transaction costs, and for general corporate purposes.

Concurrently, the Master Issuer entered into a revolving financing facility of Series 2018-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2018-1 Class A-1 Notes” and, together with the Series 2018-1 Class A-2 Notes, the “Series 2018-1 Senior Notes”), which allows for the drawing of up to $150.0 million under the Series 2018-1 Class A-1 Notes, which include certain credit instruments, including a letter of credit facility.  On the closing date, the Company had no outstanding borrowings under its Series 2018-1 Class A-1 Notes. The Series 2015-1 Class A-1 Notes were canceled on the closing date and the letters of credit outstanding against the Series 2015-1 Class A-1 Notes were transferred to the Series 2018-1 Class A-1 Notes.

In addition to the Series 2018-1 Senior Notes, the Master Issuer also has outstanding the Series 2015-1 4.080% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes”) and the Series 2015-1 4.497% Fixed Rate Senior Secured Notes, Class A-2-III, (the “Class A-2-III Notes”) (collectively, the “remaining Series 2015-1 Class A-2 Notes”) that were issued on June 1, 2015. The Series 2018-1 Senior Notes and the remaining Series 2015-1 Class A-2 Notes are collectively the “Senior Notes.”

The Senior Notes are secured by a security interest in substantially all of the assets of the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors (collectively, the “Securitization Entities”), except for certain real estate assets and subject to certain limitations as set forth in the applicable Indenture (as amended and supplemented) and the Guarantee and Collateral Agreement.  The assets of the Securitization Entities include most of the domestic and certain of the foreign revenue-generating assets of the Company and its subsidiaries, which principally consist of franchise-related agreements, certain company-operated restaurants, intellectual property and license agreements for the use of intellectual property.

The Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Series 2018-1 Class A-2 Notes and the remaining Series 2015-1 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Series 2018-1 Class A-2 Notes or the remaining Series 2015-1 Class A-2 Notes on the applicable scheduled maturity date. The Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.

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

The Company has approximately $2.8 billion of outstanding debt, including debt issued in the securitization transaction on June 1, 2015 and the refinancing transaction that was completed on January 17, 2018. Additionally, a subsidiary of the Company has issued the Series 2018-1 Class A-1 Notes, which will allow the subsidiary to borrow amounts from time to time on a revolving basis, up to an aggregate principal amount of $150.0 million.

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

The ability of Wendy’s to make payments on, repay or refinance its debt, including debt issued in the securitization transaction on June 1, 2015 and the refinancing transaction completed on January 17, 2018, and any additional debt, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon its future operating performance. Future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, the ability of Wendy’s to borrow funds in the future to make payments on its debt will depend on the satisfaction of the covenants in its credit facilities and other debt agreements, including those for the debt issued in the securitization transaction on June 1, 2015 and the refinancing transaction completed on January 17, 2018, and other agreements it may enter into in the future. Specifically, Wendy’s will need to maintain specified financial ratios and satisfy financial condition tests. There is no assurance that the Wendy’s business will generate sufficient cash flow from operations or that future borrowings will be available under its credit facilities or from other sources in an amount sufficient to enable it to pay its debt or to fund its or the Company’s dividend and other liquidity needs.

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

Nelson Peltz, the Company’s Chairman and former Chief Executive Officer, Peter May, the Company’s Vice Chairman and former President and Chief Operating Officer, and Edward Garden, who resigned as a director of the Company on December 14, 2015, beneficially own shares of the Company’s outstanding Common Stock that collectively constitute more than 20% of its total voting power as of February 20, 2018. Messrs. Peltz, May and Garden may, from time to time, acquire beneficial ownership of additional shares of Common Stock.

On December 1, 2011, the Company entered into an agreement (the “Trian Agreement”) with Messrs. Peltz, May and Garden, and several of their affiliates (the “Covered Persons”). Pursuant to the Trian Agreement, the Board of Directors, including a majority of the independent directors, approved, for purposes of Section 203 of the Delaware General Corporation Law (“Section 203”), the Covered Persons becoming the owners (as defined in Section 203(c)(9) of the DGCL) of or acquiring an aggregate of up to (and including), but not more than, 32.5% (subject to certain adjustments set forth in the Agreement) of the outstanding shares of the Company’s Common Stock, such that no such persons would be subject to the restrictions set forth in Section 203 solely as a result of such ownership. Certain other provisions of the Trian Agreement terminated when the Covered Persons’ beneficial ownership of the Company’s Common Stock decreased to less than 25% of the outstanding voting power of the Company in January, 2014.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table contains information about our principal office facilities as of December 31, 2017:

ACTIVE FACILITIES	FACILITIES LOCATION	LAND TITLE	APPROXIMATE SQ. FT. OF FLOOR SPACE
Corporate Headquarters	Dublin, Ohio	Owned	324,025	*
Wendy’s Restaurants of Canada Inc.	Burlington, Ontario, Canada	Leased	8,917
_____________________

*	QSCC, the independent Wendy’s purchasing cooperative in which Wendy’s has non-controlling representation on the board of directors, leases 14,333 square feet of this space from Wendy’s.
At December 31, 2017, Wendy’s and its franchisees operated 6,634 Wendy’s restaurants. Of the 337 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 146 restaurants, owned the building and held long-term land leases for 141 restaurants and held leases covering land and building for 50 restaurants. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases contain contingent rent provisions that require additional rental payments based upon restaurant sales volume in excess of specified amounts. As of December 31, 2017, Wendy’s also owned 521 and leased 1,296 properties that were either leased or subleased principally to franchisees. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

The location of Company-operated and franchised restaurants as of December 31, 2017 is set forth below.

State	Company	Franchise
Alabama	—	100
Alaska	—	8
Arizona	—	97
Arkansas	—	63
California	—	262
Colorado	43	84
Connecticut	—	47
Delaware	—	13
Florida	105	401
Georgia	—	279
Hawaii	—	9
Idaho	—	29
Illinois	56	137
Indiana	—	178
Iowa	—	41
Kansas	—	66
Kentucky	—	141
Louisiana	—	123
Maine	—	17
Maryland	—	101
Massachusetts	45	51
Michigan	—	251
Minnesota	—	61
Mississippi	—	93
Missouri	—	98
Montana	—	14
Nebraska	—	29
Nevada	—	42
New Hampshire	—	23
New Jersey	—	140
New Mexico	—	41
New York	48	168
North Carolina	—	253
North Dakota	—	8
Ohio	33	379
Oklahoma	—	39
Oregon	—	40
Pennsylvania	—	257
Rhode Island	7	11
South Carolina	—	127
South Dakota	—	9
Tennessee	—	178
Texas	—	397
Utah	—	84
Vermont	—	4
Virginia	—	219
Washington	—	79
West Virginia	—	69
Wisconsin	—	55
Wyoming	—	14
District of Columbia	—	3
Domestic subtotal	337	5,432
Canada	—	361
North America subtotal	337	5,793

Country/Territory	Company	Franchise
Argentina	—	8
Aruba	—	4
Bahamas	—	12
Brazil	—	5
Chile	—	12
Curacao	—	1
Dominican Republic	—	12
Ecuador	—	6
El Salvador	—	17
Georgia	—	10
Grand Cayman Islands	—	2
Guam	—	4
Guatemala	—	13
Honduras	—	24
India	—	2
Indonesia	—	83
Jamaica	—	7
Japan	—	26
Kuwait	—	4
Malaysia	—	15
Mexico	—	22
New Zealand	—	23
Panama	—	7
Philippines	—	48
Puerto Rico	—	76
Trinidad and Tobago	—	7
United Arab Emirates	—	17
Venezuela	—	35
U.S. Virgin Islands	—	2
International subtotal	—	504
Grand total	337	6,297

Item 3. Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses, including the legal proceedings related to a cybersecurity incident as described in Note 23 of the Financial Statements and Supplementary Data included in Item 8 herein. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. The Company believes it has adequate accruals for continuing operations for all of its legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on our currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WEN.” The high and low market prices for The Wendy’s Company common stock are set forth below:

	Market Price
Fiscal Quarters	Common Stock
	High	Low
2017
First Quarter ended April 2	$14.34	$13.15
Second Quarter ended July 2	16.57	13.37
Third Quarter ended October 1	15.95	14.28
Fourth Quarter ended December 31	16.58	13.70

2016
First Quarter ended April 3	$10.99	$9.18
Second Quarter ended July 3	11.28	9.31
Third Quarter ended October 2	10.85	9.45
Fourth Quarter ended January 1	13.96	10.54

The Wendy’s Company common stock is entitled to one vote per share on all matters on which stockholders are entitled to vote. The Wendy’s Company has no class of equity securities currently issued and outstanding except for its common stock. However, it is currently authorized to issue up to 100 million shares of preferred stock.

For the first three quarters of the 2016 fiscal year, The Wendy’s Company paid quarterly cash dividends of $0.06 per share of common stock. For the fourth quarter of the 2016 fiscal year, The Wendy’s Company paid a quarterly cash dividend of $0.065 per share of common stock. During the 2017 fiscal year, The Wendy’s Company paid quarterly cash dividends of $0.07 per share of common stock.

During the first quarter of 2018, The Wendy’s Company declared a dividend of $0.085 per share to be paid on March 15, 2018 to shareholders of record as of March 1, 2018. Although The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly cash dividends will be declared or paid or the amount or timing of such dividends, if any. Any future dividends will be made at the discretion of our Board of Directors and will be based on such factors as The Wendy’s Company’s earnings, financial condition, cash requirements and other factors.

As of February 20, 2018, there were approximately 25,769 holders of record of The Wendy’s Company common stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth fiscal quarter of 2017:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
October 2, 2017 through November 5, 2017	436,321	$15.50	427,900	$52,495,455
November 6, 2017 through December 3, 2017	1,531,133	$14.16	1,528,273	$30,884,671
December 4, 2017 through December 31, 2017	588,206	$15.85	519,500	$22,633,047
Total	2,555,660	$14.78	2,475,673	$22,633,047

(1)
Includes 79,987 shares reacquired by The Wendy’s Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In February 2017, our Board of Directors authorized the repurchase of up to $150.0 million of our common stock through March 4, 2018, when and if market conditions warrant and to the extent legally permissible.

Subsequent to December 31, 2017 through February 20, 2018, the Company repurchased 1.3 million shares with an aggregate purchase price of $20.7 million, excluding commissions. The Company expects to complete the February 2017 authorization during the first quarter of 2018. In February 2018, our Board of Directors authorized the repurchase of up to $175.0 million of our common stock through March 3, 2019, when and if market conditions warrant and to the extent legally permissible.

Item 6. Selected Financial Data.

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Year Ended (1) (2)
	2017	2016	2015	2014	2013
	(In millions, except per share amounts)
Sales (3)	$622.8	$920.8	$1,438.8	$1,608.5	$2,102.9
Franchise royalty revenue and fees (3)	410.5	371.5	344.5	322.0	294.2
Franchise rental income (3)	190.1	143.1	87.0	68.0	26.6
Revenues	1,223.4	1,435.4	1,870.3	1,998.5	2,423.7
Cost of sales (3)	512.9	744.7	1,184.1	1,355.1	1,780.9
System optimization losses (gains), net (4)	39.1	(71.9)	(74.0)	(91.5)	(51.3)
Reorganization and realignment costs (5)	22.6	10.1	21.9	31.9	37.0
Impairment of long-lived assets (6)	4.1	16.2	25.0	19.6	36.4
Operating profit	214.8	314.8	274.5	242.6	139.3
Loss on early extinguishment of debt (7)	—	—	(7.3)	—	(28.6)
Investment income, net (8)	2.7	0.7	52.2	1.2	23.6
Benefit from (provision for) income taxes (9)	93.0	(72.1)	(94.1)	(76.1)	(16.1)
Income from continuing operations	194.0	129.6	140.0	116.4	47.5
Net income (loss) from discontinued operations (10)	—	—	21.1	5.0	(2.9)
Net income attributable to The Wendy’s Company	$194.0	$129.6	$161.1	$121.4	$45.5
Basic income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.79	$.49	$.43	$.31	$.12
Discontinued operations	—	—	.07	.01	(.01)
Net income	$.79	$.49	$.50	$.33	$.12
Diluted income (loss) per share attributable to The Wendy’s Company:
Continuing operations	$.77	$.49	$.43	$.31	$.12
Discontinued operations	—	—	.06	.01	(.01)
Net income	$.77	$.49	$.49	$.32	$.11
Dividends per share	$.28	$.245	$.225	$.205	$.18
Weighted average diluted shares outstanding	252.3	266.7	328.7	376.2	398.7

Net cash provided by operating activities	$251.6	$188.9	$274.3	$268.4	$333.7
Capital expenditures	81.7	150.0	251.6	298.5	224.2

	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014 (2)	December 29, 2013 (2)
			(In millions)
Total assets	$4,096.9	$3,939.3	$4,108.7	$4,137.6	$4,352.3
Long-term debt, including current portion	2,754.4	2,512.3	2,426.1	1,438.2	1,451.0
Stockholders’ equity	573.2	527.7	752.9	1,717.6	1,929.5
_______________

(1)
The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 31, 2017” or “2017,” which consisted of 52 weeks, (2) “the year ended January 1, 2017” or “2016,” which consisted of 52 weeks, (3) “the year ended January 3, 2016” or “2015,” which consisted of 53 weeks, (4) “the year ended December 28, 2014” or “2014,” which consisted of 52 weeks and (5) “the year ended December 29, 2013” or “2013,” which consisted of 52 weeks.

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

(3)
The decline in sales and cost of sales and the related increase in franchise royalty revenue and fees and franchise rental income is primarily a result of the sale of Wendy’s Company-operated restaurants to franchisees under our system optimization initiative, which began in 2013. See Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 herein for further discussion.

(4)
System optimization losses (gains), net includes all gains and losses recognized on dispositions of restaurants and other assets in connection with Wendy’s system optimization initiative. See Note 2 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(5)
Reorganization and realignment costs include the impact of (1) Wendy’s May 2017 general and administrative (“G&A”) realignment plan in 2017, (2) costs related to Wendy’s system optimization initiative in 2013 through 2017, (3) Wendy’s November 2014 G&A realignment plan in 2014 through 2016, (4) the relocation of the Company’s Atlanta restaurant support center to Ohio that continued into 2013, (5) the discontinuation of the breakfast daypart at certain restaurants in 2013 and (6) transaction costs associated with the sale of Arby’s Restaurant Group, Inc. (“Arby’s”) that continued into 2013. See Note 4 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

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

(8)
Investment income, net includes the effect of dividends received from our investment in Arby’s during 2015 and 2013. See Note 17 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(9)
The benefit from income taxes in 2017 includes the impact of the Tax Cuts and Jobs Act. See Note 13 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(10)
Net income (loss) from discontinued operations relates to the sale of the Bakery for all periods prior to 2016 and transaction related costs associated with the sale of Arby’s that continued into 2013. See Note 18 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

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

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 31, 2017” or “2017,” which consisted of 52 weeks, (2) “the year ended January 1, 2017” or “2016,” which consisted of 52 weeks, and (3) “the year ended January 3, 2016” or “2015,” which consisted of 53 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Executive Overview

Our Business

As of December 31, 2017, the Wendy’s restaurant system was comprised of 6,634 restaurants, of which 337 were owned and operated by the Company. All of our Company-operated restaurants are located in the U.S. as a result of the Company completing its initiative during the second quarter of 2015 to sell all Company-operated restaurants in Canada to franchisees.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment, general economic trends and weather.

Wendy’s long-term growth opportunities include (1) systemwide same-restaurant sales growth through continuing core menu improvement, product innovation, customer count growth and strategic price increases on our menu items, (2) system investment in our Image Activation program, which includes innovative exterior and interior restaurant designs for our new and reimaged restaurants and focused execution of operational excellence, (3) growth in new restaurants, including global growth, (4) increased restaurant utilization in various dayparts and brand access utilizing mobile technology, (5) building shareholder value through financial management strategies and (6) our system optimization initiative.

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

•
Restaurant Margin - We define restaurant margin as sales from Company-operated restaurants less cost of sales divided by sales from Company-operated restaurants. Cost of sales includes food and paper, restaurant labor and occupancy, advertising and other operating costs. Restaurant margin is influenced by factors such as price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, fluctuations in food and labor costs, restaurant openings, remodels and closures and the level of our fixed and semi-variable costs.

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

The Company calculates same-restaurant sales and systemwide sales on a constant currency basis. Constant currency results exclude the impact of foreign currency translation and are derived by translating current year results at prior year average exchange rates. The Company believes excluding the impact of foreign currency translation provides better year over year comparability.

The non-GAAP financial measures discussed above do not replace the presentation of the Company’s financial results in accordance with GAAP. Because all companies do not calculate non-GAAP financial measures in the same way, these measures as used by other companies may not be consistent with the way the Company calculates such measures.

System Optimization Initiative

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers. In February 2015, the Company announced plans to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system, which the Company completed as of January 1, 2017. In 2017, the Company facilitated the transfer of 400 restaurants between franchisees (excluding the DavCo and NPC transactions discussed below). While the Company has no plans to reduce its ownership below the 5% level, Wendy’s will continue to optimize its system by facilitating franchisee-to-franchisee restaurant transfers, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base and drive new restaurant development and accelerate reimages in the Image Activation format.

DavCo and NPC Transactions

As part of our system optimization initiative, the Company acquired 140 Wendy’s restaurants on May 31, 2017 from DavCo Restaurants, LLC (“DavCo”) for total net cash consideration of $86.8 million, which were immediately sold to NPC International, Inc. (“NPC”), an existing franchisee of the Company, for cash proceeds of $70.7 million (the “DavCo and NPC Transactions”). As part of the transaction, NPC has agreed to remodel 90 acquired restaurants in the Image Activation format by the end of 2021 and build 15 new Wendy’s restaurants by the end of 2022. Prior to closing the DavCo transaction, seven DavCo restaurants were closed. The acquisition of Wendy’s restaurants from DavCo was not contingent on executing the sale agreement with NPC; as such, the Company accounted for the transactions as an acquisition and subsequent disposition of a business. As part of the transactions, the Company retained leases for purposes of subleasing such properties to NPC. As a result of the transactions, the Company recognized a loss of $43.6 million during 2017.

Costs related to dispositions under our system optimization initiative are recorded to “Reorganization and realignment costs.” During 2017, 2016 and 2015, the Company recognized costs totaling $0.9 million, $9.4 million and $11.6 million, respectively, which primarily included professional fees, accelerated depreciation and amortization and other associated costs. The Company does not expect to incur additional costs in connection with dispositions under our system optimization initiative.

G&A Realignment - May 2017 Plan

In May 2017, the Company initiated a new plan to further reduce its G&A expenses. The Company expects that approximately three-quarters of the total G&A expense reduction of approximately $35.0 million will be realized by the end of 2018, with the remainder of the savings being realized in 2019. The Company expects to incur total costs aggregating approximately $28.0 million to $33.0 million, of which $23.0 million to $27.0 million will be cash expenditures, related to such savings. The cash expenditures are expected to continue into 2019, with approximately half of the total cash expenditures occurring in 2018. Costs related to the plan are recorded to “Reorganization and realignment costs.” The Company recognized costs totaling $21.7 million during 2017, which primarily included severance and related employee costs, share-based compensation and third-party and other costs. The Company expects to incur additional costs aggregating approximately $6.0 million to $11.0 million, comprised of (1) severance and related employee costs of approximately $2.0 million, (2) recruitment and relocation costs of approximately $4.0 million, (3) third-party and other costs of approximately $1.0 million and (4) share-based compensation of approximately $2.0 million. The Company expects to continue to recognize costs associated with the plan into 2019.

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

Results of Operations

As a result of the sale of the Bakery discussed below in “Net Income from Discontinued Operations,” the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 have been included in “Income from discontinued operations, net of income taxes” in the table below.

The tables included throughout Results of Operations set forth in millions the Company’s consolidated results of operations for the years ended December 31, 2017, January 1, 2017 and January 3, 2016 (except average unit volumes, which are in thousands).

	2017		2016		2015
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$622.8	$(298.0)	$920.8	$(518.0)	$1,438.8
Franchise royalty revenue and fees	410.5	39.0	371.5	27.0	344.5
Franchise rental income	190.1	47.0	143.1	56.1	87.0
	1,223.4	(212.0)	1,435.4	(434.9)	1,870.3
Costs and expenses:
Cost of sales	512.9	(231.8)	744.7	(439.4)	1,184.1
Franchise rental expense	88.0	20.3	67.7	19.9	47.8
General and administrative	208.6	(37.3)	245.9	(10.7)	256.6
Depreciation and amortization	125.7	3.0	122.7	(22.3)	145.0
System optimization losses (gains), net	39.1	111.0	(71.9)	2.1	(74.0)
Reorganization and realignment costs	22.6	12.5	10.1	(11.8)	21.9
Impairment of long-lived assets	4.1	(12.1)	16.2	(8.8)	25.0
Other operating expense (income), net	7.6	22.4	(14.8)	(4.2)	(10.6)
	1,008.6	(112.0)	1,120.6	(475.2)	1,595.8
Operating profit	214.8	(100.0)	314.8	40.3	274.5
Interest expense, net	(118.1)	(3.3)	(114.8)	(28.7)	(86.1)
Loss on early extinguishment of debt	—	—	—	7.3	(7.3)
Investment income, net	2.7	2.0	0.7	(51.5)	52.2
Other income, net	1.6	0.6	1.0	0.2	0.8
Income from continuing operations before income taxes	101.0	(100.7)	201.7	(32.4)	234.1
Benefit from (provision for) income taxes	93.0	165.1	(72.1)	22.0	(94.1)
Income from continuing operations	194.0	64.4	129.6	(10.4)	140.0
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	—	(10.5)	10.5
Gain on disposal of discontinued operations, net of income taxes	—	—	—	(10.6)	10.6
Net income from discontinued operations	—	—	—	(21.1)	21.1
Net income	$194.0	$64.4	$129.6	$(31.5)	$161.1

	2017	% of Total Revenues	2016	% of Total Revenues	2015	% of Total Revenues
Revenues:
Sales	$622.8	50.9%	$920.8	64.1%	$1,438.8	76.9%
Franchise royalty revenue and fees:
Royalty revenue	366.0	29.9%	342.2	23.9%	322.6	17.2%
Franchise fees	44.5	3.7%	29.3	2.0%	21.9	1.2%
Total franchise royalty revenue and fees	410.5	33.6%	371.5	25.9%	344.5	18.4%
Franchise rental income	190.1	15.5%	143.1	10.0%	87.0	4.7%
Total revenues	$1,223.4	100.0%	$1,435.4	100.0%	$1,870.3	100.0%

	2017	% of Sales	2016	% of Sales	2015	% of Sales
Cost of sales:
Food and paper	$196.4	31.6%	$278.6	30.3%	$460.0	32.0%
Restaurant labor	181.2	29.1%	261.6	28.4%	406.4	28.2%
Occupancy, advertising and other operating costs	135.3	21.7%	204.5	22.2%	317.7	22.1%
Total cost of sales	$512.9	82.4%	$744.7	80.9%	$1,184.1	82.3%

	2017	% of Sales	2016	% of Sales	2015	% of Sales
Restaurant margin	$109.9	17.6%	$176.1	19.1%	$254.7	17.7%

The tables below present key business measures which are defined and further discussed in the “Executive Overview” section included herein.

	2017	2016	2015
Key business measures:
North America same-restaurant sales (a):
Company-operated restaurants	0.2%	2.7%	2.8%
Franchised restaurants	2.1%	1.4%	3.5%
Systemwide	2.0%	1.6%	3.4%

Total same-restaurant sales (a):
Company-operated restaurants	0.2%	2.7%	2.8%
Franchised restaurants (b)	2.2%	1.4%	3.3%
Systemwide (b)	2.1%	1.5%	3.2%
________________

(a)	Excludes the impact of the 53rd week in 2015.

(b)	Includes international franchised restaurants same-restaurant sales (excluding Venezuela due to the impact of Venezuela’s highly inflationary economy).

	2017	2016	2015
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$622.8	$920.8	$1,438.8
North America franchised	9,183.1	8,589.0	8,032.0
International franchised (b)	477.3	420.4	416.5
Global systemwide sales	$10,283.2	$9,930.2	$9,887.3

Restaurant average unit volumes (in thousands) (c):
Company-operated	$1,876.8	$1,783.4	$1,643.6
North America franchised	1,599.1	1,551.1	1,520.0
International franchised (b) (d)	1,104.5	1,137.9	1,201.3
________________

(a)
During 2017 and 2016, North America systemwide sales increased 3.0% and 2.5%, respectively, international franchised sales increased 14.8% and 5.8%, respectively, and global systemwide sales increased 3.5% and 2.6%, respectively, on a constant currency basis. 2016 growth rates exclude the impact of the 53rd week in 2015.

(b)	Excludes Venezuela due to the impact of Venezuela’s highly inflationary economy.

(c)	Excludes the impact of the 53rd week in 2015.

(d)
The decrease in average unit volumes for international franchised restaurants is primarily driven by changes in the countries and territories in which the franchised restaurants operate, as well as the impact of foreign currency translation.

	Company-operated	North America Franchised	International Franchised	Systemwide
Restaurant count:
Restaurant count at January 3, 2016	632	5,444	403	6,479
Opened	13	86	50	149
Closed	(7)	(70)	(14)	(91)
Net (sold to) purchased by franchisees	(308)	308	—	—
Restaurant count at January 1, 2017	330	5,768	439	6,537
Opened	11	86	77	174
Closed	(4)	(61)	(12)	(77)
Restaurant count at December 31, 2017	337	5,793	504	6,634

Sales	Change
	2017	2016
Sales	$(298.0)	$(518.0)

The decrease in sales for 2017 was primarily due to the impact of Wendy’s Company-operated restaurants sold under our system optimization initiative, which resulted in a reduction in sales of $316.4 million. Company-operated same-restaurant sales during 2017 increased 0.2%, primarily due to an increase in our average per customer check amount, which was partially offset by a decrease in customer count. Our per customer check amount increased primarily due to benefits from changes in product mix and strategic price increases on our menu items. Sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants.

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

Franchise Royalty Revenue and Fees	Change
	2017	2016
Royalty revenue	$23.8	$19.6
Franchise fees	15.2	7.4
	$39.0	$27.0

The increase in franchise royalty revenue and fees during 2017 was primarily due to facilitating franchisee-to-franchisee restaurant transfers and prior year sales of Company-operated restaurants to franchisees under our system optimization initiative. Royalty revenue also benefited from a 2.2% increase in franchise same-restaurant sales.

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

Franchise Rental Income	Change
	2017	2016
Franchise rental income	$47.0	$56.1

The increase in franchise rental income during 2017 and 2016 was primarily due to leasing and/or subleasing properties to franchisees in connection with the sale of Company-operated restaurants and facilitating franchisee-to-franchisee restaurant transfers.

Cost of Sales, as a Percent of Sales	Change
	2017	2016
Food and paper	1.3%	(1.7)%
Restaurant labor	0.7%	0.2%
Occupancy, advertising and other operating costs	(0.5)%	0.1%
	1.5%	(1.4)%

The increase in cost of sales, as a percent of sales, during 2017 was primarily due to an increase in commodity costs, reflecting higher chicken, bacon and beef costs, as well as an increase in restaurant labor rates.

The improvement in cost of sales, as a percent of sales, during 2016 was primarily due to a decrease in commodity costs, reflecting lower beef prices. In addition, the increase in same-restaurant sales and higher sales at our new and remodeled Image Activation restaurants contributed to the improvement in cost of sales, as a percent of sales. These decreases in cost of sales, as a percent of sales, were partially offset by (1) higher medical insurance costs, (2) increased restaurant labor rates and (3) the negative impact of changes in product mix.

Franchise Rental Expense	Change
	2017	2016
Franchise rental expense	$20.3	$19.9

The increase in franchise rental expense during 2017 and 2016 was primarily due to subleasing properties to franchisees that were previously Company-operated restaurants and as such, had been previously recorded in cost of sales. Rental expense in 2017 and 2016 also increased as a result of entering into new leases in connection with facilitating franchisee-to-franchisee restaurant transfers for purposes of subleasing such properties to the franchisee.

General and Administrative	Change
	2017	2016
Professional services	$(13.2)	$1.3
Employee compensation and related expenses	(12.1)	(9.2)
Severance	(4.7)	3.5
Share-based compensation	(2.3)	0.8
Incentive compensation	(2.3)	(6.0)
Legal reserves	(1.9)	2.2
Other, net	(0.8)	(3.3)
	$(37.3)	$(10.7)

The decrease in general and administrative expenses during 2017 was primarily due to decreases in (1) professional services due to legal and other costs associated with the cybersecurity incident recognized during 2016 (see “Item 1A. Risk Factors” and “Item 8. Financial Statements and Supplementary Data,” Note 23 to the Consolidated Financial Statements for further information), (2) employee compensation and related expenses primarily as a result of changes in staffing driven by our system optimization initiative, (3) severance expense, (4) share-based compensation primarily as a result of awards granted and timing of expense recognition, (5) incentive compensation accruals due to a decrease in operating performance as compared to plan in 2017 versus 2016 and (6) legal reserves.

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

Depreciation and Amortization	Change
	2017	2016
Restaurants	$(1.9)	$(24.3)
Corporate and other	4.9	2.0
	$3.0	$(22.3)

The decrease in restaurant depreciation and amortization during 2017 was primarily due to a decrease in depreciation on assets sold under our system optimization initiative of $4.0 million, partially offset by the impact of capital leases resulting from facilitating franchisee-to-franchisee restaurant transfers during 2017. Corporate and other depreciation expense increased due to an increase in depreciation and amortization for technology investments.

The decrease in restaurant depreciation and amortization during 2016 was primarily due to decreases in (1) depreciation on assets sold or classified as held for sale under our system optimization initiative of $19.5 million and (2) accelerated depreciation on existing assets that are being replaced as part of our Image Activation program of $6.0 million.

System Optimization Losses (Gains), Net	Year Ended
	2017	2016	2015
System optimization losses (gains), net	$39.1	$(71.9)	$(74.0)

During 2017, system optimization losses (gains), net included a loss of $43.6 million resulting from the DavCo and NPC Transactions. During 2016 and 2015, the Company sold 310 and 327 Company-operated restaurants to franchisees, respectively, under its system optimization initiative. See Note 2 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

Reorganization and Realignment Costs	Year Ended
	2017	2016	2015
G&A realignment - May 2017 plan	$21.7	$—	$—
G&A realignment - November 2014 plan	—	0.7	10.3
System optimization initiative	0.9	9.4	11.6
	$22.6	$10.1	$21.9

In May 2017, the Company initiated a new plan to further reduce its G&A expenses. During 2017, the Company recognized costs associated with this plan totaling $21.7 million, which primarily included (1) severance and related employee costs of $15.0 million, (2) share-based compensation of $5.1 million and (3) third-party and other costs of $1.1 million.

In November 2014, the Company initiated a plan to reduce its G&A expenses. The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. During 2016, costs primarily included recruitment and relocation costs. In 2015, costs primarily included (1) share-based compensation expense of $5.6 million, (2) severance and related employee costs of $3.0 million and (3) recruitment and relocation costs of $1.7 million. The Company did not incur any expenses during 2017 and does not expect to incur additional costs related to the plan.

During 2017, 2016 and 2015, the Company recognized costs associated with its system optimization initiative totaling $0.9 million, $9.4 million and $11.6 million, respectively. During 2017, costs primarily included professional fees. During 2016, costs primarily included professional fees of $7.4 million and accelerated amortization of previously acquired franchise rights of $1.6 million. In 2015, costs primarily included accelerated amortization of previously acquired franchise rights of $6.4 million and professional fees of $3.4 million.

Impairment of Long-Lived Assets	Change
	2017	2016
Impairment of long-lived assets	$(12.1)	$(8.8)

The changes in impairment charges were primarily driven by variations in losses from the remeasurement of properties to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of Company-operated restaurants. Such impairment charges totaled $0.2 million, $14.0 million and $19.2 million during 2017, 2016 and 2015, respectively. Impairment of long-lived assets also decreased during 2016 due to lower impairment charges resulting from closing Company-operated restaurants and classifying such surplus properties as held for sale.

Other Operating Expense (Income), Net	Year Ended
	2017	2016	2015
Lease buyout	$(1.4)	$(12.4)	$(2.0)
Equity in earnings in joint ventures, net	(7.6)	(8.4)	(9.2)
Other	16.6	6.0	0.6
	$7.6	$(14.8)	$(10.6)

Other operating expense (income), net during 2017 and 2016 includes costs incurred to provide information technology and other services to our franchisees totaling $13.7 million and $5.2 million, respectively. In addition, 2017 includes costs related to facilitating franchisee-to-franchisee restaurant transfers of $2.6 million. 2016 includes a gain recognized on a lease buyout during the first quarter of 2016.

Interest Expense, Net	Change
	2017	2016
Series 2015-1 Senior Notes	$(0.6)	$39.5
Term loans	—	(17.1)
Other, net	3.9	6.3
	$3.3	$28.7

Interest expense, net increased during 2017 primarily due to an increase in capital lease obligations resulting from facilitating franchisee-to-franchisee restaurant transfers and subleasing such properties to the franchisee.

The increase in interest expense, net during 2016 was primarily a result of the Company completing a $2,275.0 million securitized financing facility on June 1, 2015. The proceeds were used to repay all amounts outstanding on the Term A Loans and Term B Loans under the Company’s 2013 Restated Credit Agreement. The securitized financing facility includes the Series 2015-1 Class A-2 Notes, which are comprised of fixed interest rate notes, and the Series 2015-1 Class A-1 Notes, which allow for the issuance up to $150.0 million of variable funding notes. The principal amounts outstanding on the Series 2015-1 Class A-2 Notes significantly exceed the amounts that were outstanding on the Term A Loans and Term B Loans. In addition, the Series 2015-1 Class A-2 Notes bear fixed-rate interest at rates higher than our historical effective interest rates on our variable interest rate Term A Loans and Term B Loans. Interest expense, net also increased during 2016 due to an increase in capital lease obligations resulting from facilitating franchisee-to-franchisee restaurant transfers and subleasing such properties to the franchisee.

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

Investment Income, Net	Change
	2017	2016
Distributions, including dividends	$—	$(54.9)
Gain on sale of investments, net	2.1	0.2
Other than temporary loss on investment	(0.3)	3.2
Other, net	0.2	—
	$2.0	$(51.5)

Investment income, net increased during 2017 due to the sale of certain cost method investments. The decrease in distributions, including dividends in 2016 was primarily a result of a $54.9 million dividend we received in 2015 from our investment in Arby’s Restaurant Group, Inc. (“Arby’s”).

Benefit from (Provision for) Income Taxes	Year Ended
	2017	2016	2015
Income from continuing operations before income taxes	$101.0	$201.7	$234.1
Benefit from (provision for) income taxes	93.0	(72.1)	(94.1)
Effective tax rate on income from continuing operations	(92.1)%	35.7%	40.2%

Our effective tax rates in 2017, 2016 and 2015 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year include the following: (1) on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which resulted in a benefit of $140.4 million (see below, as well as Note 13 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion), (2) our system optimization initiative (including corrections to prior years identified and recorded in 2017 and 2016, which resulted in a benefit of $2.2 million and $7.1 million, respectively), (3) valuation allowances (to the extent not reflected in the Tax Act amount) which increased in 2017 and 2015 and decreased in 2016 primarily as a result of changes in expected future state taxable income available to offset certain state net operating loss carryforwards and (4) the adoption of an amendment issued by the FASB, which requires that excess tax benefits and tax deficiencies related to share-based payments be recognized in net income, which resulted in a benefit of $5.2 million in 2017 (see Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion).

In our initial analysis of the impact of the Tax Act, we have recorded a discrete net tax benefit of $140.4 million for the year ended December 31, 2017. This net benefit primarily consists of a benefit of $164.9 million for the impact of the corporate rate reduction on our net deferred tax liabilities, partially offset by a net expense of $22.2 million for the international-related provisions, including the transition tax (and the related impact to our recorded valuation allowance) and deferred taxes recorded on foreign earnings previously considered permanently reinvested. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and the transition tax and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued. The Company is not able to determine a provisional estimate for the global intangible low-taxed income (“GILTI”) tax and, therefore, has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

The impact of our system optimization initiative on the provision for income taxes included the effects of the disposition of non-deductible goodwill, and changes to our state deferred taxes and valuation allowances on state net operating losses caused by the shifting relative taxable presence in the various states as our system optimization initiative is executed. These items, which are non-recurring, increased the provision for income taxes by $15.0 million, $2.8 million and $15.1 million during 2017, 2016 and 2015, respectively.

Based on certain provisions contained in the Tax Act, the unrepatriated earnings of foreign subsidiaries, primarily Canadian, are no longer considered permanently invested outside of the U.S. As of December 31, 2017, we have provided a deferred foreign tax provision of $1.8 million on these unrepatriated earnings.

Net Income from Discontinued Operations	Year Ended
2015
Income from discontinued operations before income taxes	$14.9
Provision for income taxes	(4.4)
Income from discontinued operations, net of income taxes	10.5
Gain on disposal of discontinued operations before income taxes	25.5
Provision for income taxes on gain on disposal	(14.9)
Gain on disposal of discontinued operations, net of income taxes	10.6
Net income from discontinued operations	$21.1

On May 31, 2015, Wendy’s completed the sale of 100% of its membership interest in The New Bakery Company, LLC and its subsidiaries (collectively, the “Bakery”) to East Balt US, LLC (the “Buyer”) for $78.5 million in cash (subject to customary purchase price adjustments). As a result of the sale, the Bakery’s results of operations for the period from December 29, 2014 through May 31, 2015 have been included in “Income from discontinued operations, net of income taxes” in the table above. The Company recognized a gain on the disposal of the Bakery of $10.6 million, net of income tax expense of $14.9 million which has been included in net income from discontinued operations. The provision for income taxes on the gain on disposal includes the impact of non-deductible goodwill disposed of as a result of the sale.

Outlook for 2018

Sales

We expect sales will be favorably impacted primarily by improving our North America business through continuing core menu improvement, product innovation, strategic price increases on our menu items and focused execution of operational excellence and brand positioning. In addition, sales are expected to benefit from new restaurant openings and higher sales growth at our new and remodeled Image Activation restaurants.

Franchise Royalty Revenue and Fees

We expect that the sales trends for franchised restaurants will continue to be generally benefited by the factors described above under “Sales” related to the improvements in the North America business. Franchise fees will be negatively impacted by fewer franchisee-to-franchisee restaurant transfers under our system optimization initiative. Beginning in 2018, franchisee-to-franchisee restaurant transfers will be referred to as franchise flips. In addition, the Company plans to be more selectively involved in the related real estate in these transactions. Lastly, franchise fees in 2018 will be negatively impacted by the new revenue recognition guidance. See “Item 8. Financial Statements and Supplementary Data,” Note 1 to the Consolidated Financial Statements, for further information on the new revenue recognition guidance.

Franchise Rental Income

The impact of facilitating franchisee-to-franchisee restaurant transfers under our system optimization initiative during 2017 will continue to result in increased franchise rental income.

Cost of Sales

We expect cost of sales, as a percent of sales, will be favorably impacted by the same factors described above for sales. We expect these favorable impacts on cost of sales, as a percent of sales, to be partially offset by higher restaurant labor due to increases in wages, as well as an increase in commodity costs.

General and Administrative

We expect general and administrative expense will be favorably impacted by the May 2017 G&A realignment plan.

Depreciation and Amortization

The impact of capital leases resulting from facilitating franchisee-to-franchisee restaurant transfers during 2017 will result in a slight increase in depreciation and amortization.

Franchise Rental Expense

The impact of operating leases resulting from facilitating franchisee-to-franchisee restaurant transfers during 2017 will continue to result in an increase in franchise rental expense.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to shareholders.

Our anticipated cash requirements for 2018 exclusive of operating cash flow requirements consist principally of:

•	capital expenditures of approximately $75.0 million to $80.0 million as discussed below in “Capital Expenditures;”

•	quarterly cash dividends aggregating up to approximately $81.4 million as discussed below in “Dividends;” and

•	potential stock repurchases of up to $22.6 million under our February 2017 authorization and up to $175.0 million under our February 2018 authorization as discussed below in “Stock Repurchases.”

Based upon current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	2017		2016		2015
	Amount	Change	Amount	Change	Amount
Net cash provided by (used in):
Operating activities	$251.6	$62.7	$188.9	$(85.4)	$274.3
Investing activities	(67.3)	(159.4)	92.1	56.7	35.4
Financing activities	(217.1)	194.9	(412.0)	(174.4)	(237.6)
Effect of exchange rate changes on cash	6.0	4.0	2.0	14.2	(12.2)
Net (decrease) increase in cash and cash equivalents	$(26.8)	$102.2	$(129.0)	$(188.9)	$59.9

Operating Activities

Cash provided by operating activities was $251.6 million, $188.9 million and $274.3 million in 2017, 2016 and 2015, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities.

Cash provided by operating activities increased $62.7 million during 2017 as compared to 2016, due to an increase of $55.8 million in net income adjusted for non-cash expenses and a favorable change in operating assets and liabilities of $6.9 million. The favorable change in operating assets and liabilities resulted primarily from a decrease in income tax payments, net of refunds and a decrease in payments for incentive compensation for the 2016 fiscal year.

Cash provided by operating activities decreased $85.4 million during 2016 as compared to 2015, due to a decrease of $145.9 million in net income adjusted for non-cash expenses, partially offset by a favorable change in operating assets and liabilities of $60.5 million. The favorable change in operating assets and liabilities resulted from (1) an increase as a result of cash restricted for the payment of interest under our securitized financing facility during the second quarter of 2015, (2) an increase in real estate and property tax receivables in 2015 as a result of an increase in franchise restaurants in connection with our system optimization initiative and (3) a decrease in receivables for income tax refunds. These favorable changes were partially offset by the unfavorable impact of a decrease in the incentive compensation accrual for the 2016 fiscal year due to weaker operating performance as compared to plan in 2016 versus 2015, as well as an increase in payments for the 2015 fiscal year.

Investing Activities

Cash used in investing activities increased $159.4 million during 2017 as compared to 2016, primarily due to (1) a decrease in proceeds from dispositions of Company-operated restaurants and other assets of $251.3 million and (2) net cash used in the DavCo and NPC Transactions of $16.1 million. These unfavorable changes were partially offset by (1) a decrease of $68.3 million in capital expenditures and (2) a decrease of $39.9 million in restricted cash primarily for the reinvestment in capital assets under our securitized financing facility.

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

Financing Activities

Cash used in financing activities decreased $194.9 million during 2017 as compared to 2016, primarily due to a decrease in repurchases of common stock of $210.7 million.

Cash used in financing activities increased $174.4 million during 2016 as compared to 2015, primarily due to a net decrease in cash provided by long-term debt activities of $949.6 million resulting from the securitized financing facility and the related repayment of the 2013 Restated Credit Agreement during 2015. The unfavorable impact of long-term debt activities was partially offset by a decrease in repurchases of common stock of $761.8 million.

Capitalization

	Year End
	2017	2016
Long-term debt, including current portion	$2,754.4	$2,512.3
Stockholders’ equity	573.2	527.7
	$3,327.6	$3,040.0

The Wendy’s Company’s total capitalization at December 31, 2017 increased $287.6 million from $3,040.0 million at January 1, 2017 and was impacted principally by the following:

•	capital lease obligations of $277.0 million;

•	comprehensive income of $211.1 million;

•	treasury share issuances of $20.8 million for exercises and vestings of share-based compensation awards; partially offset by

•	stock repurchases of $127.5 million;

•	dividends paid of $68.3 million; and

•	repayments of long-term debt of $28.3 million.

Long-Term Debt, Including Current Portion

Year End
2017
Series 2015-1 Class A-2-I Notes	$855.3
Series 2015-1 Class A-2-II Notes	879.8
Series 2015-1 Class A-2-III Notes	488.7
7% debentures	89.5
Capital lease obligations	468.0
Unamortized debt issuance costs	(26.9)
Total long-term debt, including current portion	$2,754.4

Except as described below, there were no material changes to the terms of any debt obligations since January 1, 2017. The Company was in compliance with its debt covenants as of December 31, 2017. See Note 11 of the Financial Statements and Supplementary Data contained in Item 8 herein, for further information related to our long-term debt obligations.

On January 17, 2018, Wendy’s Funding completed a refinancing transaction under which the Master Issuer issued Series 2018-1 3.573% Fixed Rate Senior Secured Notes, Class A-2-I (the “Series 2018-1 Class A-2-I Notes”) with an initial principal amount of $450.0 million and Series 2018-1 3.884% Fixed Rate Senior Secured Notes, Class A-2-II (the “Series 2018-1 Class A-2-II Notes”) with an initial principal amount of $475.0 million (collectively, the “Series 2018-1 Class A-2 Notes”). Interest payments on the Series 2018-1 Class A-2 Notes are payable on a quarterly basis. The legal final maturity date of the Series 2018-1 Class A-2 Notes is in March 2048, but, unless earlier prepaid to the extent permitted under the indenture that governs the Series 2018-1 Class A-2 Notes, the anticipated repayment dates of the Series 2018-1 Class A-2-I Notes and the Series 2018-1 Class A-2-II Notes will be March 2025 and March 2028, respectively. If the Master Issuer has not repaid or redeemed the Series 2018-1 Class A-2 Notes prior to the respective anticipated repayment date, additional interest will accrue on the Series 2018-1 Class A-2 Notes equal to the greater of (a) 5.00% per annum and (b) a per annum interest rate equal to the excess, if any, by which the sum of (i) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on such anticipated repayment date of the United States Treasury Security having a term closest to 10 years, plus (ii) 5.00%, plus (iii) (1) with respect to the 2018 Class A-2-I Notes, 1.35%, and (2) with respect to the 2018 Class A-2-II Notes, 1.58%, exceeds the original interest rate with respect to such tranche. The net proceeds from the sale of the Series 2018-1 Class A-2 Notes were used to redeem the Master Issuer’s outstanding Series 2015-1 Class A-2-I Notes, to pay prepayment and transaction costs, and for general corporate purposes. As a result, the Company expects to record a loss on early extinguishment of debt of approximately $11.5 million during the first quarter of 2018. The Series 2018-1 Class A-2 Notes have scheduled principal payments of $9.3 million annually from 2018 through 2024, $423.3 million in 2025, $4.8 million in each 2026 through 2027 and $427.5 million in 2028.

Concurrently, the Master Issuer entered into a revolving financing facility of Series 2018-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2018-1 Class A-1 Notes” and, together with the Series 2018-1 Class A-2 Notes, the “Series 2018-1 Senior Notes”), which allows for the drawing of up to $150.0 million under the Series 2018-1 Class A-1 Notes, which include certain credit instruments, including a letter of credit facility. On the closing date, the Company had no outstanding borrowings under its Series 2018-1 Class A-1 Notes. The Series 2015-1 Class A-1 Notes were canceled on the closing date and the letters of credit outstanding against the Series 2015-1 Class A-1 Notes were transferred to the Series 2018-1 Class A-1 Notes.

Contractual Obligations

The following table summarizes the expected payments under our outstanding contractual obligations at December 31, 2017:

	Fiscal Years
	2018	2019-2020	2021-2022	After 2022	Total
Long-term debt obligations (a)	$117.9	$1,025.8	$970.8	$636.3	$2,750.8
Capital lease obligations (b)	47.1	92.3	97.6	759.3	996.3
Operating lease obligations (c)	96.3	188.6	186.2	1,116.2	1,587.3
Purchase obligations (d)	19.0	21.2	0.4	—	40.6
Other	13.2	5.0	0.7	—	18.9
Total (e)	$293.5	$1,332.9	$1,255.7	$2,511.8	$5,393.9
_______________

(a)
Excludes capital lease obligations, which are shown separately in the table. The table includes interest of approximately $427.0 million. These amounts exclude the fair value adjustment related to Wendy’s 7% debentures assumed in the Wendy’s Merger. Subsequent to December 31, 2017, the Company completed the refinancing transaction as described above.

(b)	Excludes related sublease rental receipts of $1,381.5 million on capital lease obligations. The table includes interest of approximately $528.3 million for capital lease obligations.

(c)	Represents the minimum lease cash payments for operating lease obligations. Excludes aggregate related sublease rental receipts of $1,287.6 million on operating lease obligations.

(d)
Includes (1) $31.3 million for the remaining beverage purchase requirement under a beverage agreement, (2) $5.8 million for capital expenditures, (3) $2.9 million for utility commitments and (4) $0.6 million of other purchase obligations.

(e)	Excludes obligation for unrecognized tax benefits, including interest and penalties, of $30.8 million. We are unable to predict when and if cash payments will be required.

Capital Expenditures

In 2017, cash capital expenditures amounted to $81.7 million and non-cash capital expenditures, consisting of capitalized lease obligations, amounted to $277.0 million. In 2018, we expect that cash capital expenditures will amount to approximately $75.0 million to $80.0 million, principally relating to (1) technology, including consumer-facing restaurant technology, (2) the opening of new Image Activation Company-operated restaurants, (3) reimaging existing Company-operated restaurants, (4) maintenance capital expenditures for our Company-operated restaurants and (5) various other capital projects. As of December 31, 2017, the Company had $5.8 million of outstanding commitments, included in “Accounts payable,” for capital expenditures expected to be paid in 2018.

Dividends

The Wendy’s Company paid quarterly cash dividends of $0.07 per share on its common stock aggregating $68.3 million in 2017. During the first quarter of 2018, The Wendy’s Company declared a dividend of $0.085 per share to be paid on March 15, 2018 to shareholders of record as of March 1, 2018. If The Wendy’s Company pays regular quarterly cash dividends for the remainder of 2018 at the same rate as declared in the first quarter of 2018, The Wendy’s Company’s total cash requirement for dividends for all of 2018 would be approximately $81.4 million based on the number of shares of its common stock outstanding at February 20, 2018. The Wendy’s Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

The following table summarizes the Company’s repurchases of common stock for 2017, 2016 and 2015:

	Year Ended
	2017	2016	2015
Repurchases of common stock (a)	$127.4	$335.0	$1,098.0
Number of shares repurchased	8.6	29.5	99.9
________________

(a)	Excludes commissions of $0.1 million, $0.3 million and $2.4 million for 2017, 2016 and 2015, respectively.

In February 2017, our Board of Directors authorized a repurchase program for up to $150.0 million of our common stock through March 4, 2018, when and if market conditions warrant and to the extent legally permissible. During 2017, the Company repurchased 8.6 million shares with an aggregate purchase price of $127.4 million, of which $1.3 million was accrued at December 31, 2017 and excluding commissions of $0.1 million. As of December 31, 2017, the Company had $22.6 million of availability remaining under its February 2017 authorization. Subsequent to December 31, 2017 through February 20, 2018, the Company repurchased 1.3 million shares with an aggregate purchase price of $20.7 million, excluding commissions. The Company expects to complete the February 2017 authorization during the first quarter of 2018. In February 2018, our Board of Directors authorized the repurchase of up to $175.0 million of our common stock through March 3, 2019, when and if market conditions warrant and to the extent legally permissible.

On June 1, 2015, our Board of Directors authorized a repurchase program for up to $1,400.0 million of our common stock through January 1, 2017, when and if market conditions warranted and to the extent legally permissible. Additionally, in August 2014, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through December 31, 2015, when and if market conditions warranted and to the extent legally permissible. Both the June 2015 and August 2014 share repurchase programs were substantially completed by the expiration dates of January 1, 2017 and December 31, 2015, respectively. See Note 14 of the Financial Statements and Supplementary Data contained in Item 8 herein, for further information related to our share repurchase programs.

Guarantees and Other Contingencies

Year End
2017
Lease guarantees and contingent rent on leases (a)	$60.4
Recourse on loans (b)	0.3
Letters of credit (c)	32.6
Total	$93.3
_____________________

(a)
Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $59.9 million as of December 31, 2017. These leases extend through 2056. In addition, Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $0.5 million as of December 31, 2017. These leases expire on various dates through 2021.

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

(c)
The Company has outstanding letters of credit with various parties totaling $32.6 million, of which $3.2 million are cash collateralized. The Company does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

Inflation and Changing Prices
We believe that general inflation did not have a significant effect on our consolidated results of operations, except as mentioned below for certain commodities, during the reporting periods. We manage any inflationary costs and commodity price increases through product mix and selective menu price increases. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, pork, cheese and grains could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to increase food prices.

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

For goodwill impairment testing purposes, Wendy’s includes two reporting units comprised of its (1) North America (defined as the United States of America and Canada) Company-operated and franchise restaurants and (2) international franchise restaurants. As of December 31, 2017, all of Wendy’s goodwill of $743.3 million was associated with its North America restaurants since its international franchise restaurants goodwill was determined to be fully impaired during the fourth quarter of 2013.

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

The discount rates used in the income approach are an estimate of the rate of return that a market participant would expect of each reporting unit. To select an appropriate rate for discounting the future earnings stream, a review is made of short-term interest rate yields of long-term corporate and government bonds, as well as the typical capital structure of companies in the industry. The discount rates used for each reporting unit may vary depending on the risk inherent in the cash flow projections, as well as the risk level that would be perceived by a market participant. A terminal value is included at the end of the projection period used in our discounted cash flow analysis to reflect the remaining value that each reporting unit is expected to generate. The terminal value represents the present value in the last year of the projection period of all subsequent cash flows into perpetuity. The terminal value growth rate is a key assumption used in determining the terminal value as it represents the annual growth of all subsequent cash flows into perpetuity.

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

Our annual goodwill impairment test was completed through a qualitative assessment performed in the fourth quarter of 2017, which indicated the fair value of goodwill of our Wendy’s North America restaurants was more likely than not greater than the carrying amount. The Company last completed a quantitative assessment in the fourth quarter of 2015, which indicated the fair value of goodwill of our Wendy’s North America restaurants exceeded the carrying amount.

Our indefinite-lived intangible assets represent trademarks and totaled $903.0 million as of December 31, 2017. We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Our annual impairment test may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. Our quantitative process includes comparing the carrying value to the fair value of our indefinite-lived intangible assets, with any excess recognized as an impairment loss. Our critical estimates in the determination of the fair value of our indefinite-lived intangible assets include the anticipated future revenues of Company-operated and franchised restaurants and the resulting cash flows.

Our annual impairment test for indefinite-lived intangible assets was completed through a qualitative assessment performed in the fourth quarter of 2017, which indicated the fair value of indefinite-lived intangible assets was more likely than not greater than the carrying amount. The Company last completed a quantitative assessment in the fourth quarter of 2015, which indicated the fair value of indefinite-lived intangible assets significantly exceeded the carrying amount.

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

As of December 31, 2017, the net carrying value of our long-lived tangible and definite-lived intangible assets were $1,263.1 million and $418.6 million, respectively. Our long-lived assets include (1) properties and related definite-lived intangible assets (e.g., favorable leases) that are leased and/or subleased to franchisees and (2) Company-operated restaurant assets and related definite-lived intangible assets, which include favorable leases and reacquired rights under franchise agreements.

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

Net operating loss and credit carryforwards are subject to various limitations and carryforward periods. As of December 31, 2017, we have foreign tax credits of $19.0 million and state tax credits of $0.6 million, which will begin to expire in 2022 and 2020, respectively. In addition, as of December 31, 2017, we have foreign net operating loss carryforwards of $0.2 million and state and local net operating loss carryforwards of $1,165.8 million, which will begin to expire in 2023 and 2018, respectively. We believe it is more likely than not that the benefit from certain net operating loss carryforwards and tax credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $47.3 million.

•	Income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. We have unrecognized tax benefits of $28.8 million, which if resolved favorably would reduce our tax expense by $24.0 million at December 31, 2017.

We accrue interest related to uncertain tax positions in “Interest expense, net” and penalties in “General and administrative.” At December 31, 2017, we had $1.5 million accrued for interest and $0.5 million accrued for penalties.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our U.S. Federal income tax returns for fiscal years 2009 through 2016 have been settled. Certain of the Company’s state income tax returns from its 2013 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policies prohibit the use of derivative instruments for trading purposes and we had no outstanding derivative instruments as of December 31, 2017.

As discussed in “Item 8. Financial Statements and Supplementary Data,” Note 11 to the Consolidated Financial Statements, the Company completed a $2,275.0 million securitized financing facility on June 1, 2015. The securitized financing facility includes the Series 2015-1 Class A-2 Notes, which are comprised of fixed interest rate notes, and the Series 2015-1 Class A-1 Notes, which allow for the issuance up to $150.0 million of variable funding notes. The final legal maturity date of substantially all of the Series 2015-1 Senior Notes is in 2045; however, the anticipated repayment dates of the Series 2015-1 Class A-2-II Notes and Series 2015-1 Class A-2-III Notes range from 2022 through 2025. As further discussed below, the Series 2015-1 Class A-2-I Notes were refinanced subsequent to December 31, 2017.

Consequently, our long-term debt, including current portion, aggregated $2,781.3 million and consisted of $2,313.3 million of fixed-rate debt and $468.0 million of capital lease obligations as of December 31, 2017 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases on borrowings under the Series 2015-1 Class A-1 Notes; however, as of December 31, 2017, the Company had no outstanding borrowings under its Series 2015-1 Class A-1 Notes.

As discussed in “Item 7. Liquidity and Capital Resources” under “Long-Term Debt, Including Current Portion,” the Company completed a $925.0 million refinancing transaction on January 17, 2018. The proceeds were used to repay all amounts outstanding on the Series 2015-1 Class A-2-I Notes, to pay prepayment and transaction costs, and for general corporate purposes. The new notes bear fixed-rate interest at rates slightly higher than our historical effective rates on the Series 2015-1 Class A-2-I Notes. In addition, the principal amounts outstanding on the Series 2018-1 Class A-2 Notes exceed the amounts that were outstanding on the Series 2015-1 Class A-2-I Notes. The final legal maturity date of the Series 2018-1 Class A-2 Notes is in 2048; however, the anticipated repayment dates of the Series 2018-1 Class A-2 Notes range from 2025 through 2028, which is up to six years longer than the prior Series 2015-1 Class A-2-I Notes. Concurrently, the Company entered into a revolving financing facility, the Series 2018-1 Class A-1 Notes, which allows for the drawing of up to $150.0 million, which include certain credit instruments, including a letter of credit facility. The Series 2015-1 Class A-1 Notes were canceled on the closing date. The Company is exposed to interest rate increases under the Series 2018-1 Class A-1 Notes; however, the Company had no outstanding borrowings under its Series 2018-1 Class A-1 Notes on the closing date.

Commodity Price Risk

We purchase certain food products, such as beef, chicken, pork, cheese and grains, that are affected by changes in commodity prices and, as a result, we are subject to variability in our food costs. QSCC, a purchasing co-op negotiates contracts with approved suppliers on behalf of the Wendy’s system in order to ensure favorable pricing for its major food products, as well as maintain an adequate supply of fresh food products. While price volatility can occur, which would impact profit margins, the purchasing contracts may limit the variability of these commodity costs without establishing any firm purchase commitments by us or our franchisees. In addition, there are generally alternative suppliers available. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. Management monitors our exposure to commodity price risk.

Foreign Currency Risk

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We have exposure related to our investment in a Canadian subsidiary which is subject to foreign currency fluctuations. Our Canadian subsidiary exposures relate to its franchise and administrative operations and Company-operated restaurant operations through the second quarter of 2015 when we completed the sale of such restaurants to franchisees. The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars. Revenues from our Canadian operations for the years ended December 31, 2017 and January 1, 2017 represented 4% and 3% of our total revenues, respectively. Accordingly, an immediate 10% change in Canadian dollar exchange rates versus the U.S. dollar from their levels at December 31, 2017 and January 1, 2017 would not have a material effect on our consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

THE WENDY’S COMPANY AND SUBSIDIARIES

Defined Term	Footnote Where Defined
2010 Plan	(15)	Share-Based Compensation
2013 Restated Credit Agreement	(11)	Long-Term Debt
2015 ASR Agreement	(14)	Stockholders’ Equity
2016 ASR Agreement	(14)	Stockholders’ Equity
401(k) Plan	(19)	Retirement Benefit Plans
Advertising Funds	(1)	Summary of Significant Accounting Policies
Anticipated Repayment Dates	(11)	Long-Term Debt
Arby’s	(1)	Summary of Significant Accounting Policies
ARG Parent	(7)	Investments
Bakery	(1)	Summary of Significant Accounting Policies
Bakery Company	(18)	Discontinued Operations
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Brazil JV	(1)	Summary of Significant Accounting Policies
Buyer	(18)	Discontinued Operations
CAP	(13)	Income Taxes
Caracci Case	(23)	Legal and Environmental Matters
Company	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
DavCo	(2)	System Optimization Losses (Gains), Net
DavCo and NPC Transactions	(2)	System Optimization Losses (Gains), Net
Eligible Arby’s Employees	(19)	Retirement Benefit Plans
Equity Plans	(1)	Summary of Significant Accounting Policies
FASB	(1)	Summary of Significant Accounting Policies
FI Cases	(23)	Legal and Environmental Matters
G&A	(4)	Reorganization and Realignment Costs
GAAP	(1)	Summary of Significant Accounting Policies
GILTI	(13)	Income Taxes
Graham Case	(23)	Legal and Environmental Matters
Guarantors	(11)	Long-Term Debt
Indenture	(11)	Long-Term Debt
IRS	(13)	Income Taxes
Master Issuer	(11)	Long-Term Debt
NPC	(2)	System Optimization Losses (Gains), Net
QSCC	(22)	Transactions with Related Parties
Rent Holiday	(1)	Summary of Significant Accounting Policies
Restricted Shares	(15)	Share-Based Compensation
RSAs	(1)	Summary of Significant Accounting Policies
RSUs	(1)	Summary of Significant Accounting Policies
Series 2015-1 Class A-1 Notes	(11)	Long-Term Debt
Series 2015-1 Class A-2 Notes	(11)	Long-Term Debt
Series 2015-1 Class A-2-I Notes	(11)	Long-Term Debt
Series 2015-1 Class A-2-II Notes	(11)	Long-Term Debt
Series 2015-1 Class A-2-III Notes	(11)	Long-Term Debt
Series 2015-1 Senior Notes	(11)	Long-Term Debt
Series 2018-1 Class A-1 Notes	(11)	Long-Term Debt

Defined Term	Footnote Where Defined
Series 2018-1 Class A-2 Notes	(11)	Long-Term Debt
Series 2018-1 Class A-2-I Notes	(11)	Long-Term Debt
Series 2018-1 Class A-2-II Notes	(11)	Long-Term Debt
Series 2018-1 Senior Notes	(11)	Long-Term Debt
SERP	(19)	Retirement Benefit Plans
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Syrup	(21)	Guarantees and Other Commitments and Contingencies
Target	(15)	Share-Based Compensation
Tax Act	(13)	Income Taxes
TFM	(22)	Transactions with Related Parties
The Wendy’s Company	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
Torres Case	(23)	Legal and Environmental Matters
Trian Group	(22)	Transactions with Related Parties
U.S.	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies
Wendy’s Co-op	(22)	Transactions with Related Parties
Wendy’s Funding	(11)	Long-Term Debt
Wendy’s Merger	(7)	Investments
Wendy’s Restaurants	(1)	Summary of Significant Accounting Policies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Wendy’s Company
Dublin, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Wendy’s Company and subsidiaries (the “Company”) as of December 31, 2017 and January 1, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and January 1, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with the accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 28, 2018

We have served as the Company’s auditor since 1994.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	December 31, 2017	January 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$171,447	$198,240
Restricted cash	32,633	57,612
Accounts and notes receivable, net	114,390	98,825
Inventories	3,156	2,851
Prepaid expenses and other current assets	20,125	19,244
Advertising funds restricted assets	62,602	75,760
Total current assets	404,353	452,532
Properties	1,263,059	1,192,339
Goodwill	743,334	741,410
Other intangible assets	1,321,585	1,322,531
Investments	56,002	56,981
Net investment in direct financing leases	229,089	123,604
Other assets	79,516	49,917
Total assets	$4,096,938	$3,939,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,172	$24,652
Accounts payable	22,764	27,635
Accrued expenses and other current liabilities	111,624	102,034
Advertising funds restricted liabilities	62,602	75,760
Total current liabilities	227,162	230,081
Long-term debt	2,724,230	2,487,630
Deferred income taxes	299,053	446,513
Other liabilities	273,290	247,354
Total liabilities	3,523,735	3,411,578
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 240,512 and 246,574 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,885,955	2,878,589
Accumulated deficit	(163,289)	(290,857)
Common stock held in treasury, at cost; 229,912 and 223,850 shares, respectively	(2,150,307)	(2,043,797)
Accumulated other comprehensive loss	(46,198)	(63,241)
Total stockholders’ equity	573,203	527,736
Total liabilities and stockholders’ equity	$4,096,938	$3,939,314

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Revenues:
Sales	$622,802	$920,758	$1,438,802
Franchise royalty revenue and fees	410,503	371,545	344,523
Franchise rental income	190,103	143,115	86,972
	1,223,408	1,435,418	1,870,297
Costs and expenses:
Cost of sales	512,947	744,701	1,184,073
Franchise rental expense	88,015	67,760	47,779
General and administrative	208,581	245,869	256,553
Depreciation and amortization	125,687	122,704	145,051
System optimization losses (gains), net	39,076	(71,931)	(74,009)
Reorganization and realignment costs	22,574	10,083	21,910
Impairment of long-lived assets	4,097	16,241	25,001
Other operating expense (income), net	7,673	(14,789)	(10,531)
	1,008,650	1,120,638	1,595,827
Operating profit	214,758	314,780	274,470
Interest expense, net	(118,059)	(114,802)	(86,067)
Loss on early extinguishment of debt	—	—	(7,295)
Investment income, net	2,703	723	52,214
Other income, net	1,617	989	806
Income from continuing operations before income taxes	101,019	201,690	234,128
Benefit from (provision for) income taxes	93,010	(72,066)	(94,149)
Income from continuing operations	194,029	129,624	139,979
Discontinued operations:
Income from discontinued operations, net of income taxes	—	—	10,494
Gain on disposal of discontinued operations, net of income taxes	—	—	10,669
Net income from discontinued operations	—	—	21,163
Net income	$194,029	$129,624	$161,142

Basic income per share:
Continuing operations	$.79	$.49	$.43
Discontinued operations	—	—	.07
Net income	$.79	$.49	$.50

Diluted income per share:
Continuing operations	$.77	$.49	$.43
Discontinued operations	—	—	.06
Net income	$.77	$.49	$.49

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016

Net income	$194,029	$129,624	$161,142
Other comprehensive income (loss), net:
Foreign currency translation adjustment	15,150	5,864	(37,800)
Change in unrecognized pension loss, net of income tax (provision) benefit of $(60), $34 and $125, respectively	96	(56)	(202)
Effect of cash flow hedges, net of income tax (provision) benefit of $(1,097), $(1,120) and $918, respectively	1,797	1,774	(1,527)
Other comprehensive income (loss), net	17,043	7,582	(39,529)
Comprehensive income	$211,072	$137,206	$121,613

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Common Stock Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 28, 2014	$47,042	$2,826,965	$(445,917)	$(679,220)	$(31,294)	$1,717,576
Net income	—	—	161,142	—	—	161,142
Other comprehensive loss, net	—	—	—	—	(39,529)	(39,529)
Cash dividends	—	—	(71,845)	—	—	(71,845)
Repurchases of common stock	—	—	—	(1,100,417)	—	(1,100,417)
Share-based compensation	—	23,231	—	—	—	23,231
Common stock issued upon exercises of stock options	—	(6,719)	—	29,954	—	23,235
Common stock issued upon vesting of restricted shares	—	(15,502)	—	8,105	—	(7,397)
Tax benefit from share-based compensation	—	46,718	—	—	—	46,718
Other	—	59	(12)	153	—	200
Balance at January 3, 2016	47,042	2,874,752	(356,632)	(1,741,425)	(70,823)	752,914
Net income	—	—	129,624	—	—	129,624
Other comprehensive income, net	—	—	—	—	7,582	7,582
Cash dividends	—	—	(63,832)	—	—	(63,832)
Repurchases of common stock	—	—	—	(335,258)	—	(335,258)
Share-based compensation	—	18,141	—	—	—	18,141
Common stock issued upon exercises of stock options	—	(6,395)	—	25,376	—	18,981
Common stock issued upon vesting of restricted shares	—	(11,195)	—	7,333	—	(3,862)
Tax benefit from share-based compensation	—	3,257	—	—	—	3,257
Other	—	29	(17)	177	—	189
Balance at January 1, 2017	47,042	2,878,589	(290,857)	(2,043,797)	(63,241)	527,736
Net income	—	—	194,029	—	—	194,029
Other comprehensive income, net	—	—	—	—	17,043	17,043
Cash dividends	—	—	(68,322)	—	—	(68,322)
Repurchases of common stock	—	—	—	(127,490)	—	(127,490)
Share-based compensation	—	20,928	—	—	—	20,928
Common stock issued upon exercises of stock options	—	(3,959)	—	16,655	—	12,696
Common stock issued upon vesting of restricted shares	—	(9,683)	—	4,186	—	(5,497)
Cumulative effect of change in accounting principle	—	—	1,880	—	—	1,880
Other	—	80	(19)	139	—	200
Balance at December 31, 2017	$47,042	$2,885,955	$(163,289)	$(2,150,307)	$(46,198)	$573,203

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Cash flows from operating activities:
Net income	$194,029	$129,624	$161,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,687	124,304	153,732
Share-based compensation	20,928	18,141	23,231
Impairment of long-lived assets	4,097	16,241	25,001
Deferred income tax	(119,330)	(14,213)	89,026
Non-cash rent (income) expense, net	(11,822)	(7,543)	3,364
Net receipt (recognition) of deferred vendor incentives	1,901	959	(2,559)
System optimization losses (gains), net	39,076	(71,931)	(74,041)
Gain on disposal of the Bakery	—	—	(25,529)
Gain on sale of investments, net	(2,570)	(497)	(335)
Distributions received from TimWen joint venture	11,713	11,426	12,451
Equity in earnings in joint ventures, net	(7,573)	(8,351)	(9,205)
Long-term debt-related activities, net (see below)	12,075	11,767	8,075
Other, net	1,706	4,172	(4,318)
Changes in operating assets and liabilities:
Restricted cash	164	228	(23,640)
Accounts and notes receivable, net	(17,340)	(34,213)	(40,399)
Inventories	(305)	34	(62)
Prepaid expenses and other current assets	(3,488)	(3,276)	(5,409)
Accounts payable	(2,290)	(6,635)	(7,787)
Accrued expenses and other current liabilities	4,982	18,697	(8,424)
Net cash provided by operating activities	251,640	188,934	274,314
Cash flows from investing activities:
Capital expenditures	(81,710)	(150,023)	(251,622)
Acquisitions	(86,788)	(2,209)	(1,232)
Dispositions	81,516	262,173	204,388
Proceeds from sale of the Bakery	—	—	78,408
Changes in restricted cash	24,935	(14,971)	3,634
Notes receivable, net	(9,000)	(3,581)	3,289
Proceeds from sale of investments	4,111	890	621
Payments for investments	(375)	(172)	(2,106)
Net cash (used in) provided by investing activities	(67,311)	92,107	35,380
Cash flows from financing activities:
Proceeds from long-term debt	—	—	2,294,000
Repayments of long-term debt	(28,270)	(24,617)	(1,327,223)
Change in restricted cash	—	—	(5,687)
Deferred financing costs	(1,424)	(1,983)	(43,817)
Repurchases of common stock	(126,231)	(336,958)	(1,098,717)
Dividends	(68,322)	(63,832)	(71,845)
Proceeds from stock option exercises	12,884	19,773	27,952
Payments related to tax withholding for share-based compensation	(5,721)	(4,444)	(12,221)
Net cash used in financing activities	(217,084)	(412,061)	(237,558)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(32,755)	(131,020)	72,136
Effect of exchange rate changes on cash	5,962	2,044	(12,196)
Net (decrease) increase in cash and cash equivalents	(26,793)	(128,976)	59,940
Cash and cash equivalents at beginning of period	198,240	327,216	267,276
Cash and cash equivalents at end of period	$171,447	$198,240	$327,216

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Year Ended
	December 31, 2017	January 1, 2017	January 3, 2016
Detail of cash flows from operating activities:
Long-term debt-related activities, net:
Accretion of long-term debt	$1,237	$1,220	$1,204
Amortization of deferred financing costs	7,944	7,653	5,426
Loss on early extinguishment of debt	—	—	7,295
Payments for termination of cash flow hedges	—	—	(7,337)
Reclassification of unrealized losses on cash flow hedges	2,894	2,894	1,487
	$12,075	$11,767	$8,075

Supplemental cash flow information:
Cash paid for:
Interest	$128,989	$117,583	$84,326
Income taxes, net of refunds	29,311	77,620	41,275

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$5,810	$11,325	$31,468
Capitalized lease obligations	276,971	104,119	57,226
Accrued debt issuance costs	—	512	—

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

Corporate Structure

The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s franchises and operates Wendy’s® quick-service restaurants specializing in hamburger sandwiches throughout North America (defined as the United States of America (“U.S.”) and Canada). Wendy’s also has franchised restaurants in 29 foreign countries and U.S. territories. At December 31, 2017, Wendy’s operated and franchised 337 and 6,297 restaurants, respectively.

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

The Company maintains two national advertising funds (the “Advertising Funds”) established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants. The revenue, expenses and cash flows of such advertising funds are not included in the Company’s consolidated statements of operations or consolidated statements of cash flows because the contributions to these advertising funds are designated for specific purposes and the Company acts as an agent, in substance, with regard to these contributions. The assets and liabilities of these funds are reported as “Advertising funds restricted assets” and “Advertising funds restricted liabilities.”

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

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 31, 2017” or “2017,” which consisted of 52 weeks, (2) “the year ended January 1, 2017” or “2016,” which consisted of 52 weeks and (3) “the year ended January 3, 2016” or “2015,” which consisted of 53 weeks.

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

Accounts and Notes Receivable, Net

Accounts and notes receivable, net, consist primarily of royalties, rents, property taxes and franchise fees due principally from franchisees, credit card receivables and refundable income taxes. The need for an allowance for doubtful accounts is reviewed on a specific identification basis based upon past due balances and the financial strength of the obligor.

Inventories

The Company’s inventories are stated at the lower of cost or net realizable value, with cost determined in accordance with the first-in, first-out method and consist primarily of restaurant food items and paper supplies.

Properties and Depreciation and Amortization

Properties are stated at cost, including internal costs of employees to the extent such employees are dedicated to specific restaurant construction projects, less accumulated depreciation and amortization. Depreciation and amortization of properties is computed principally on the straight-line basis using the following estimated useful lives of the related major classes of properties: three to 20 years for office and restaurant equipment (including technology), three to 15 years for transportation equipment and seven to 30 years for buildings and improvements. When the Company commits to a plan to cease using certain properties before the end of their estimated useful lives, depreciation expense is accelerated to reflect the use of the assets over their shortened useful lives. Capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising.

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

Investments

The Company has a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. (Tim Hortons is a registered trademark of Tim Hortons USA Inc.) In addition, the Company has a 20% share in a joint venture for the operation of Wendy’s restaurants in Brazil (the “Brazil JV”). The Company has significant influence over these investees. Such investments are accounted for using the equity method, under which our results of operations include our share of the income (loss) of the investees in “Other operating expense (income), net.” Investments in limited partnerships and other non-current investments in which the Company does not have significant influence over the investees, which includes our indirect 18.5% interest (as of December 31, 2017) in Arby’s Restaurant Group, Inc. (“Arby’s”), are recorded at cost with related realized gains and losses reported as income or loss in the period in which the securities are sold or otherwise disposed. Cash distributions and dividends received that are determined to be returns of capital are recorded as a reduction of the carrying value of our investments and returns on our investments are recorded to “Investment income, net.”

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

Share-Based Compensation

The Company has granted share-based compensation awards to certain employees under several equity plans (the “Equity Plans”). The Company measures the cost of employee services received in exchange for an equity award, which include grants of employee stock options and restricted shares, based on the fair value of the award at the date of grant. Share-based compensation expense is recognized net of estimated forfeitures, determined based on historical experience. The Company recognizes share-based compensation expense over the requisite service period unless the awards are subject to performance conditions, in which case we recognize compensation expense over the requisite service period to the extent performance conditions are considered probable. The Company determines the grant date fair value of stock options using a Black-Scholes-Merton option pricing model (the “Black-Scholes Model”). The grant date fair value of restricted share awards (“RSAs”), restricted share units (“RSUs”) and performance-based awards are determined using the average of the high and low trading prices of our common stock on the date of grant, unless the awards are subject to market conditions, in which case we use a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved.

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

Interest accrued for uncertain tax positions is charged to “Interest expense, net.” Penalties accrued for uncertain tax positions are charged to “General and administrative.”

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

“Franchise royalty revenue and fees” includes royalties and franchise fees. Royalties from franchised restaurants are based on a percentage of net sales of the franchised restaurant and are recognized as earned. Initial franchise fees and development fees are recorded as deferred income when received and are recognized as revenue when a franchised restaurant is opened as all material services and conditions related to the franchise fee have been substantially performed upon the restaurant opening. Initial franchise fees received in connection with sales of Company-operated restaurants to franchisees and facilitating franchisee-to-franchisee restaurant transfers as well as renewal franchise fees are recognized as revenue when the license agreements are signed and the restaurant has opened since there are no remaining material services and conditions related to the franchise fees. Franchise fee deposits are forfeited and recognized as revenue upon the termination of the related commitments to open new franchised restaurants.

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

Advertising Costs

The Company incurs various advertising costs, including contributions to certain advertising cooperatives based upon a percentage of net sales by Company-operated restaurants. All advertising costs are expensed as incurred and are included in “Cost of sales.”

Franchise Support and Other Costs

The Company incurs costs to provide direct support services to our franchisees, as well as certain other direct and incremental costs to the Company’s franchise operations. These costs primarily relate to franchise development services, facilitating franchisee-to-franchisee restaurant transfers and information technology services, which are charged to “Other operating expense (income), net,” as incurred.

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

For direct financing leases, the Company records its investment in properties leased to franchisees on a net basis, which is comprised of its gross investment less unearned income. The current and long-term portions of our net investment in direct financing leases are included in “Accounts and notes receivable, net” and “Net investment in direct financing leases,” respectively. Unearned income is recognized as interest income over the lease term and is included in “Interest expense, net.”

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

Rental expense, rental income and favorable and unfavorable lease amortization for operating leases is recognized in the consolidated statements of operations based on the nature of the underlying lease. Amounts related to leases for Company-operated restaurants are recorded to “Cost of sales.” Rental expense, including any related amortization, for leased properties that are subsequently subleased to franchisees is recorded to “Franchise rental expense.” Rental income, including any related amortization, for properties leased or subleased to franchisees is recorded to “Franchise rental income.” Amounts related to leases for corporate offices and equipment are recorded to “General and administrative.”

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

Concentration of Risk

Wendy’s had no customers which accounted for 10% or more of consolidated revenues in 2017, 2016 or 2015. As of December 31, 2017, Wendy’s had one main in-line distributor of food, packaging and beverage products, excluding produce and breads, that serviced approximately 39% of its Company-operated and franchised restaurants and six additional in-line distributors that, in the aggregate, serviced approximately 53% of its Company-operated and franchised restaurants. We believe that our vulnerability to risk concentrations related to significant vendors and sources of its raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Wendy’s restaurants are principally located throughout the U.S. and to a lesser extent, in 30 foreign countries and U.S. territories with the largest number in Canada. Wendy’s restaurants are located in 50 states and the District of Columbia, with the largest number in Florida, Ohio, Texas, Georgia, California, Pennsylvania, North Carolina and Michigan. Because our restaurant operations are generally located throughout the U.S. and to a much lesser extent, Canada and other foreign countries and U. S. territories, we believe the risk of geographic concentration is not significant. We could be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, poultry, french fries or other products we sell or the effects of food safety events or disease outbreaks. Our exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. However, our exposure to Canadian dollar foreign currency risk is mitigated by the fact that there are no Company-operated restaurants in Canada and less than 10% of Wendy’s franchised restaurants are in Canada.

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

New Accounting Standards Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an amendment related to equity method accounting, which eliminates the requirement to retrospectively apply the equity method to an investment that subsequently qualifies for such accounting as a result of an increase in level of ownership interest or degree of influence. The Company adopted this amendment, prospectively, during the first quarter of 2017. The adoption of this guidance did not impact our consolidated financial statements.

In March 2016, the FASB issued an amendment that clarifies the steps for assessing triggering events of embedded contingent put and call options within debt instruments. The Company adopted this amendment during the first quarter of 2017. The adoption of this guidance did not impact our consolidated financial statements.

In March 2016, the FASB issued an amendment that modifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory withholding requirements, as well as statement of cash flows presentation. The transition requirement is generally modified retrospective, with the exception of recognition of excess tax benefits and tax deficiencies that requires prospective adoption. The Company adopted this amendment during the first quarter of 2017. The cash flows used in financing activities related to the excess tax benefits from share-based compensation arrangements, which amounted to $3,082 and $49,613 during our 2016 and 2015 fiscal years, respectively, was reclassified retrospectively to cash flows provided by operating activities. Additionally, during our 2016 and 2015 fiscal years, $4,444 and $12,221, respectively, was paid to taxing authorities for withheld shares on share-based compensation arrangement activities, which was reclassified retrospectively from cash flows provided by operating activities to cash flows used in financing activities. Upon adoption of the amendment in the first quarter of 2017, the Company recognized $1,880 in unrecognized tax benefit for deductions in excess of cumulative compensation costs relating to the exercise of stock options and vesting of restricted stock. This tax benefit was recognized as a reduction to the Company’s deferred tax liability with an equal offsetting increase to “Accumulated deficit.” The Company will continue to estimate forfeitures each period.

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

New Accounting Standards

In February 2018, the FASB issued an amendment that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company does not expect the amendment, which is effective beginning with our 2019 fiscal year, to have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued an amendment that clarifies guidance for proper classification and presentation of restricted cash in the statement of cash flows. Accordingly, changes in restricted cash that have historically been included within operating, investing and financing activities have been eliminated, and restricted cash is combined with cash and cash equivalents when reconciling the beginning and end of period balances for all periods presented. The amendment requires retrospective adoption and is effective commencing with our 2018 fiscal year. The adoption of this amendment will primarily result in an increase in net cash used in investing activities of approximately $25,000 during 2017 and an increase in net cash provided by investing activities of approximately $15,000 during 2016. Additionally, net cash provided by operating activities will decrease approximately $13,000 in 2017 and increase approximately $5,000 in 2016. Year-end cash, cash equivalents and restricted cash will increase approximately $41,000, $78,000 and $58,000 as of December 31, 2017, January 1, 2017 and January 3, 2016, respectively. This amendment will not impact the Company’s consolidated statements of operations and consolidated balance sheets.

In August 2016, the FASB issued an amendment that provides guidance for proper classification of certain cash receipts and payments in the statement of cash flows. The amendment requires retrospective adoption for all periods presented in the statement of cash flows and is effective commencing with our 2018 fiscal year. The Company does not expect the amendment to have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued new guidance on leases, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The amendment requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach.  We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements and plan to reflect adoption when effective in the first quarter of our 2019 fiscal year. As shown in Note 20, there are $1,587,271 in future minimum rental payments for operating leases that are not currently on our balance sheet; therefore, we expect this will have a material impact on our balance sheet and related disclosures.

In January 2016, the FASB issued an amendment that revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The amendment is effective commencing with our 2018 fiscal year and requires enhanced disclosures. The Company does not expect the amendment to have a material impact on our consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

In May 2014, the FASB issued amended guidance for revenue recognition. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The new guidance supersedes most current revenue recognition guidance, including industry-specific guidance, and is effective commencing with our 2018 fiscal year. The guidance allows for either a full retrospective or modified retrospective transition method. We currently expect to apply the modified retrospective method upon adoption. This guidance will not impact our recognition of revenue from Company-operated restaurant sales or our recognition of continuing royalty revenues from franchisees, which are based on a percentage of franchise sales. Under current guidance, we recognize initial fees from franchisees when we have performed all material obligations and services, which generally occurs when the franchised restaurant opens. Under the new guidance, we anticipate recognizing the initial fees from franchisees over the life of the related franchise agreements. If the new guidance had been in effect for our 2017 and 2016 fiscal years, our revenues would have been reduced by approximately $16,000 and $14,000, respectively, as a result of deferring the recognition of initial fees from franchisees. Upon adoption of the new guidance, we expect to record approximately $86,000 in deferred revenue on our consolidated balance sheet. Additionally, under current guidance, our advertising fund contributions from franchisees and the related advertising expenditures are reported on a net basis in our consolidated balance sheet as “Advertising funds restricted assets” and “Advertising funds restricted liabilities.” Under the new guidance, we expect to consolidate the operations and cash flow results of our national advertising funds. If the new guidance had been in effect for our 2017 and 2016 fiscal years, our consolidated revenues and consolidated expenses would have increased by approximately $324,000 and $327,000 for 2017, respectively, and by approximately $307,000 and $309,000 for 2016, respectively, as a result of consolidating our national advertising funds.

(2) System Optimization Losses (Gains), Net

In July 2013, the Company announced a system optimization initiative, as part of its brand transformation, which includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers. In February 2015, the Company announced plans to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system, which the Company completed as of January 1, 2017. During 2016 and 2015, the Company completed the sale of 310 and 327 Company-operated restaurants to franchisees, respectively, which included the sale of all of its Company-operated restaurants in Canada. In addition, during 2016 and 2015 the Company facilitated the transfer of 144 and 71 restaurants between franchisees, respectively.

During 2017, the Company recorded post-closing adjustments on sales of restaurants and completed the sale of other assets, resulting in net gains totaling $4,559. In addition, the Company facilitated the transfer of 400 restaurants between franchisees during 2017 (excluding the DavCo and NPC Transactions discussed below). While the Company has no plans to reduce its ownership below the 5% level, Wendy’s will continue to optimize its system by facilitating franchisee-to-franchisee restaurant transfers, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base and drive new restaurant development and accelerate reimages in the Image Activation format, which includes innovative exterior and interior restaurant designs.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded as a result of the DavCo and NPC Transactions:

Year Ended
2017
Acquisition (a)
Total consideration paid	$86,788
Identifiable assets and liabilities assumed:
Net assets held for sale	70,688
Capital lease assets	49,360
Deferred taxes	27,830
Capital lease obligations	(97,797)
Net unfavorable leases (b)	(22,330)
Other liabilities (c)	(6,924)
Total identifiable net assets	20,827
Goodwill (d)	$65,961

Disposition
Proceeds	$70,688
Net assets sold	(70,688)
Goodwill (d)	(65,961)
Net favorable leases (e)	24,034
Other (f)	(1,708)
Loss on DavCo and NPC Transactions	$(43,635)
_______________

(a)
The fair values of the identifiable intangible assets and taxes related to the acquisition are provisional amounts as of December 31, 2017, pending final purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.

(b)	Includes favorable lease assets of $1,229 and unfavorable lease liabilities of $23,559.

(c)
Includes a supplemental purchase price estimated at $6,269 to be paid to DavCo for the resolution of certain lease-related matters, which is included in “Accrued expenses and other current liabilities.”

(d)	Includes tax deductible goodwill of $21,795.

(e)	The Company recorded favorable lease assets of $30,068 and unfavorable lease liabilities of $6,034 as a result of subleasing land, buildings and leasehold improvements to NPC.

(f)	Includes cash payments for selling and other costs associated with the transaction.

Gains and losses recognized on dispositions are recorded to “System optimization losses (gains), net” in our consolidated statements of operations. Costs related to dispositions under our system optimization initiative are recorded to “Reorganization and realignment costs,” and include severance and related employee costs, professional fees and other associated costs, which are further described in Note 4. All other costs incurred during 2017 related to facilitating franchisee-to-franchisee restaurant transfers were recorded to “Other operating expense (income), net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Year Ended
	2017	2016	2015
Number of restaurants sold to franchisees	—	310	327

Proceeds from sales of restaurants	$—	$251,446	$193,860
Net assets sold (a)	—	(115,052)	(86,493)
Goodwill related to sales of restaurants (b)	—	(41,561)	(29,970)
Net unfavorable leases (c)	—	(24,592)	(846)
Other (d)	—	(3,103)	(5,499)
	—	67,138	71,052
Post-closing adjustments on sales of restaurants (e)	2,541	(1,411)	1,285
Gain on sales of restaurants, net	2,541	65,727	72,337

Gain on sales of other assets, net (f)	2,018	6,204	1,672
Loss on DavCo and NPC Transactions	(43,635)	—	—
System optimization (losses) gains, net	$(39,076)	$71,931	$74,009
_______________

(a)	Net assets sold consisted primarily of equipment.

(b)
Goodwill disposed of as a result of the sale of Company-operated restaurants during 2016 included goodwill of $11,429 that had been reclassified to assets held for sale during 2015.  See Note 9 for further information.

(c)
During 2016 and 2015, the Company recorded favorable lease assets of $7,612 and $34,437, respectively, and unfavorable lease liabilities of $32,204 and $35,283, respectively, as a result of leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with sales of restaurants.

(d)	2015 includes a deferred gain of $4,568 on the sale of 17 restaurants to franchisees during 2015 as a result of certain contingencies related to the extension of lease terms.

(e)
2017 includes (1) cash proceeds, net of payments, of $294 related to post-closing reconciliations with franchisees, (2) the recognition of a deferred gain of $312 as a result of the resolution of certain contingencies related to the extension of lease terms for a Canadian restaurant and (3) the recognition of a deferred gain of $1,822 (C$2,300) resulting from the release of a guarantee provided by Wendy’s to a lender on behalf of a franchisee in connection with the sale of eight Canadian restaurants to the franchisee during 2014. See Note 21 for further information on the guarantee.

2015 includes the recognition of a gain on sale of $4,492 related to the repayment of notes receivable from franchisees in connection with sales of restaurants in 2014.

(f)
During 2017, 2016 and 2015, Wendy’s received cash proceeds of $10,534, $10,727 and $10,478, respectively, primarily from the sale of surplus properties. 2017 also includes the recognition of a deferred gain of $375 related to the sale of a share in an aircraft.

Assets Held for Sale

As of December 31, 2017 and January 1, 2017, the Company had assets held for sale of $2,235 and $4,800, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(3) Acquisitions

The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for restaurants acquired from franchisees:

	Year Ended
	2017	2016	2015
Restaurants acquired from franchisees	—	2	4

Total consideration paid, net of cash received	$—	$2,209	$1,232
Identifiable assets acquired and liabilities assumed:
Properties	—	2,218	1,303
Acquired franchise rights	—	—	760
Other assets	—	9	—
Capital leases obligations	—	—	(438)
Unfavorable leases	—	—	(440)
Other liabilities	—	(18)	(80)
Total identifiable net assets	—	2,209	1,105
	—	—	127
Post-closing adjustments (a)	—	—	(1,535)
Goodwill	$—	$—	$(1,408)
_______________

(a) Post-closing adjustments in 2015 primarily represent an adjustment to the fair value of franchise rights acquired in connection with the acquisition of franchised restaurants during 2014.

On May 31, 2017, the Company also entered into the DavCo and NPC Transactions. See Note 2 for further information.

(4) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Year Ended
	2017	2016	2015
G&A realignment - May 2017 plan	$21,663	$—	$—
G&A realignment - November 2014 plan	—	692	10,342
System optimization initiative	911	9,391	11,568
Reorganization and realignment costs	$22,574	$10,083	$21,910

General and Administrative (“G&A”) Realignment

May 2017 Plan

In May 2017, the Company initiated a new plan to further reduce its G&A expenses. The Company expects to incur total costs aggregating approximately $28,000 to $33,000 related to the plan. The Company recognized costs totaling $21,663 during 2017, which primarily included severance and related employee costs, share-based compensation and third-party and other costs. The Company expects to incur additional costs aggregating approximately $6,000 to $11,000, comprised of (1) severance and related employee costs of approximately $2,000, (2) recruitment and relocation costs of approximately $4,000, (3) third-party and other costs of approximately $1,000 and (4) share-based compensation of approximately $2,000. The Company expects to continue to recognize costs associated with the plan into 2019.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded as a result of the May 2017 plan:

Year Ended
2017
Severance and related employee costs	$14,956
Recruitment and relocation costs	489
Third-party and other costs	1,091
16,536
Share-based compensation (a)	5,127
Total G&A realignment - May 2017 plan	$21,663
_______________

(a)	Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our May 2017 plan.

As of December 31, 2017, the accruals for our May 2017 plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $8,467 and $3,803, respectively. The table below presents a rollforward of our accruals for the May 2017 plan.

	Balance January 1, 2017	Charges	Payments	Balance December 31, 2017
Severance and related employee costs	$—	$14,956	$(2,863)	$12,093
Recruitment and relocation costs	—	489	(312)	177
Third-party and other costs	—	1,091	(1,091)	—
	$—	$16,536	$(4,266)	$12,270

November 2014 Plan

In November 2014, the Company initiated a plan to reduce its G&A expenses. The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. The Company recognized costs of $23,960 in aggregate since inception. The Company did not incur any expenses during 2017 and does not expect to incur additional costs related to the plan.

The following is a summary of the activity recorded as a result of the November 2014 plan:

	Year Ended		Total Incurred Since Inception
	2016	2015
Severance and related employee costs (a)	$(344)	$3,011	$14,584
Recruitment and relocation costs	992	1,658	2,859
Other	44	49	181
	692	4,718	17,624
Share-based compensation (b)	—	5,624	6,336
Total G&A realignment - November 2014 plan	$692	$10,342	$23,960
_______________

(a)	2016 includes a reversal of an accrual of $387 as a result of a change in estimate.

(b)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our November 2014 plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The table below presents a rollforward of our accruals for our November 2014 plan during 2016, which were included in “Accrued expenses and other current liabilities” and “Other liabilities.” As of December 31, 2017, no accrual remained.

	Balance January 3, 2016	Charges	Payments	Balance January 1, 2017
Severance and related employee costs	$3,431	$(344)	$(2,855)	$232
Recruitment and relocation costs	144	992	(1,136)	—
Other	—	44	(44)	—
	$3,575	$692	$(4,035)	$232

System Optimization Initiative

The Company has recognized costs related to its system optimization initiative, which includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers. The Company does not expect to incur additional costs in connection with dispositions under our system optimization initiative.

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Year Ended			Total Incurred Since Inception
	2017	2016	2015
Severance and related employee costs	$3	$82	$894	$18,237
Professional fees	838	7,437	3,360	17,448
Other	70	272	930	5,813
	911	7,791	5,184	41,498
Accelerated depreciation and amortization (a)	—	1,600	6,384	25,398
Share-based compensation (b)	—	—	—	5,013
Total system optimization initiative	$911	$9,391	$11,568	$71,909
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

The tables below present a rollforward of our accruals for our system optimization initiative, which were included in “Accrued expenses and other current liabilities.”

	Balance January 1, 2017	Charges	Payments	Balance December 31, 2017
Severance and related employee costs	$—	$3	$(3)	$—
Professional fees	101	838	(939)	—
Other	—	70	(70)	—
	$101	$911	$(1,012)	$—

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Balance January 3, 2016	Charges	Payments	Balance January 1, 2017
Severance and related employee costs	$77	$82	$(159)	$—
Professional fees	708	7,437	(8,044)	101
Other	90	272	(362)	—
	$875	$7,791	$(8,565)	$101

(5) Income Per Share

Basic income per share for 2017, 2016 and 2015 was computed by dividing income amounts by the weighted average number of common shares outstanding. Income amounts used to calculate basic and diluted income per share were as follows:

	Year Ended
	2017	2016	2015
Income from continuing operations	$194,029	$129,624	$139,979
Net income from discontinued operations	—	—	21,163
Net income	$194,029	$129,624	$161,142

The weighted average number of shares used to calculate basic and diluted income per share were as follows:

	Year Ended
	2017	2016	2015
Common stock:
Weighted average basic shares outstanding	244,179	262,209	323,018
Dilutive effect of stock options and restricted shares	8,110	4,503	5,707
Weighted average diluted shares outstanding	252,289	266,712	328,725

Diluted income per share was computed by dividing income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 1,168, 1,558 and 2,323 for 2017, 2016 and 2015, respectively, from our diluted income per share calculation as they would have had anti-dilutive effects.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(6) Cash and Receivables

	Year End
	December 31, 2017	January 1, 2017
Cash and cash equivalents
Cash	$171,109	$192,905
Cash equivalents	338	5,335
	$171,447	$198,240

Restricted cash
Current
Accounts held by trustee for the securitized financing facility	$28,933	$29,096
Collateral supporting letters of credit	3,205	6,165
Accounts held by trustee for reinvestment in capital assets	5	22,014
Trust for termination costs for former Wendy’s executives	289	168
Other	201	169
	$32,633	$57,612

Non-current (a)
Trust for termination costs for former Wendy’s executives	$165	$738
_______________

(a)	Included in “Other assets.”

	Year End
	December 31, 2017	January 1, 2017
Accounts and Notes Receivable, Net
Current
Accounts receivable:
Franchisees	$78,699	$74,134
Other (a)	37,377	25,732
	116,076	99,866
Notes receivable from franchisees (b) (c)	2,860	2,989
	118,936	102,855
Allowance for doubtful accounts	(4,546)	(4,030)
	$114,390	$98,825

Non-Current (d)
Notes receivable from franchisees (c)	$17,589	$9,290
Allowance for doubtful accounts	—	(26)
	$17,589	$9,264
_______________

(a)	Includes income tax refund receivables of $26,262 and $18,111 as of December 31, 2017 and January 1, 2017, respectively.

(b)	Includes the current portion of direct financing lease receivables of $625 and $101 as of December 31, 2017 and January 1, 2017, respectively. See Note 20 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(c)
Includes a note receivable from a franchisee in Indonesia, of which $1,008 was included in current notes receivable as of December 31, 2017 and $3,789 and $2,454 was included in non-current notes receivable as of December 31, 2017 and January 1, 2017, respectively.

Non-current notes receivable include notes receivable from the Brazil JV totaling $12,800 and $6,810 as of December 31, 2017 and January 1, 2017, respectively. See Note 7 for further information.

Non-current notes receivable include a note receivable from a franchisee in India of $1,000 as of December 31, 2017.

(d)	Included in “Other assets.”

The following is an analysis of the allowance for doubtful accounts:

	Year Ended
	2017	2016	2015
Balance at beginning of year:
Current	$4,030	$3,488	$2,343
Non-current	26	257	246
Provision for doubtful accounts:
Franchisees and other	579	390	979
Uncollectible accounts written off, net of recoveries	(89)	(79)	177
Balance at end of year:
Current	4,546	4,030	3,488
Non-current	—	26	257
Total	$4,546	$4,056	$3,745

(7) Investments

The following is a summary of the carrying value of our investments:

	Year End
	December 31, 2017	January 1, 2017
Equity investments	$55,363	$54,545
Cost investments	639	2,436
	$56,002	$56,981

Equity Investments

Wendy’s has a 50% share in the TimWen joint venture and a 20% share in the Brazil JV, both of which are accounted for using the equity method of accounting, under which our results of operations include our share of the income (loss) of the investees in “Other operating expense (income), net.”

A wholly-owned subsidiary of Wendy’s entered into the Brazil JV during the second quarter of 2015 for the operation of Wendy’s restaurants in Brazil.  Wendy’s, Starboard International Holdings B.V. and Infinity Holding E Participações Ltda. contributed $1, $2 and $2, respectively, each receiving proportionate equity interests of 20%, 40% and 40%, respectively.  The Company did not receive any distributions and our share of the Brazil JV’s net losses was $1,134, $271 and $88 during 2017, 2016 and 2015, respectively. During 2017, a wholly-owned subsidiary of Wendy’s agreed to lend the Brazil JV an aggregate amount up to, but not to exceed, $4,800, which is in addition to $8,000 previously loaned.  During 2017, 2016 and 2015, $5,990, $5,110 and $1,700 was loaned to the Brazil JV under these agreements, respectively. The loans are denominated in U.S. Dollars, which is also the functional currency of the subsidiary; therefore, there is no exposure to changes in foreign currency rates. The loans are due October 20, 2020 and bear interest at 6.5% per year. See Note 6 for further discussion.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The carrying value of our investment in TimWen exceeded our interest in the underlying equity of the joint venture by $31,033 and $31,213 as of December 31, 2017 and January 1, 2017, respectively, primarily due to purchase price adjustments from the 2008 merger of Triarc Companies, Inc. and Wendy’s (the “Wendy’s Merger”).

Presented below is activity related to our portion of TimWen and the Brazil JV included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended December 31, 2017, January 1, 2017 and January 3, 2016.

	Year Ended
	2017	2016	2015
Balance at beginning of period	$54,545	$55,541	$69,790

Investment	375	172	108

Equity in earnings for the period	9,897	10,627	11,533
Amortization of purchase price adjustments (a)	(2,324)	(2,276)	(2,328)
	7,573	8,351	9,205
Distributions received	(11,713)	(11,426)	(12,451)
Foreign currency translation adjustment included in “Other comprehensive income (loss), net” and other	4,583	1,907	(11,111)
Balance at end of period	$55,363	$54,545	$55,541
_______________

(a)	Based upon an average original aggregate life of 21 years.

Indirect Investment in Arby’s

In connection with the sale of Arby’s during 2011, Wendy’s Restaurants obtained an 18.5% equity interest in ARG Holding Corporation (“ARG Parent”) (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s), with a fair value of $19,000. See Note 12 for further information on the fair value of our indirect investment in Arby’s as of December 31, 2017 and January 1, 2017. We account for our interest in Arby’s as a cost method investment. The carrying value of our investment was reduced to zero during 2013 in connection with the receipt of a dividend that was determined to be a return of our investment. During 2015, the Company received a dividend of $54,911 from our investment in Arby’s, which was recognized in “Investment income, net.”

Our 18.5% equity interest as of December 31, 2017 was diluted to 12.3% on February 5, 2018, when a subsidiary of ARG Parent acquired Buffalo Wild Wings, Inc. As a result, our diluted ownership interest includes both the Arby’s and Buffalo Wild Wings brands under the newly formed combined company, Inspire Brands.

(8) Properties

	Year End
	December 31, 2017	January 1, 2017
Owned:
Land	$379,297	$381,305
Buildings and improvements	503,955	504,730
Leasehold improvements	390,958	371,954
Office and restaurant equipment	255,632	234,275
Leased:
Capital leases (a)	222,878	115,541
	1,752,720	1,607,805
Accumulated depreciation and amortization (b)	(489,661)	(415,466)
	$1,263,059	$1,192,339
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)	These assets principally include buildings and improvements.

(b)	Includes $22,688 and $13,705 of accumulated amortization related to capital leases at December 31, 2017 and January 1, 2017, respectively.

Depreciation and amortization expense related to properties was $90,971, $92,286 and $114,961 during 2017, 2016 and 2015, respectively. Depreciation and amortization includes $630, $2,598 and $8,607 of accelerated depreciation and amortization during 2017, 2016 and 2015, respectively, on certain long-lived assets to reflect their use over shortened estimated useful lives in connection with the reimaging of restaurants under our Image Activation program.

(9) Goodwill and Other Intangible Assets

Goodwill activity for 2017 and 2016 was as follows:

	Year End
	December 31, 2017	January 1, 2017

Balance at beginning of year	$741,410	$770,781
Restaurant acquisitions (a)	65,961	—
Restaurant dispositions (a)	(65,961)	(30,132)
Currency translation adjustment and other, net	1,924	761
Balance at end of year	$743,334	$741,410
_______________

(a)	Goodwill acquired and disposed of during 2017 resulted from the DavCo and NPC Transactions. See Note 2 for further information.

Our annual goodwill impairment test was completed through a qualitative assessment performed in the fourth quarter of 2017, which indicated the fair value of goodwill of our Wendy’s North America restaurants was more likely than not greater than the carrying amount.  International franchise restaurants goodwill was determined to be fully impaired during the fourth quarter of 2013, which resulted in an impairment charge of $9,397.

The following is a summary of the components of other intangible assets and the related amortization expense:

	Year End
	December 31, 2017			January 1, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$903,000	$—	$903,000	$903,000	$—	$903,000
Definite-lived:
Franchise agreements	349,499	(154,140)	195,359	348,403	(137,047)	211,356
Favorable leases	239,096	(69,128)	169,968	208,626	(57,440)	151,186
Reacquired rights under franchise agreements	1,680	(1,589)	91	1,690	(1,536)	154
Software	137,913	(84,746)	53,167	123,613	(66,778)	56,835
	$1,631,188	$(309,603)	$1,321,585	$1,585,332	$(262,801)	$1,322,531

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Aggregate amortization expense:
Actual for fiscal year (a):
2015	$54,686
2016	48,824
2017	47,302
Estimate for fiscal year:
2018	$48,220
2019	43,854
2020	39,748
2021	34,706
2022	30,229
Thereafter	221,828
_______________

(a)
Includes impairment charges on other intangible assets of $52, $3,288 and $3,656 during 2017, 2016 and 2015, respectively. See Note 16 for more information on impairment of our long-lived assets. Also includes accelerated amortization on previously acquired franchise rights in territories that were sold as a part of our system optimization initiative of $1,600 and $6,384 during 2016 and 2015, respectively.

(10) Accrued Expenses and Other Current Liabilities

	Year End
	December 31, 2017	January 1, 2017
Accrued compensation and related benefits	$49,541	$47,214
Accrued taxes	19,924	21,571
Other	42,159	33,249
	$111,624	$102,034

(11) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	December 31, 2017	January 1, 2017
Series 2015-1 Class A-2 Notes: (a)
Series 2015-1 Class A-2-I Notes	$855,313	$864,063
Series 2015-1 Class A-2-II Notes	879,750	888,750
Series 2015-1 Class A-2-III Notes	488,750	493,750
7% debentures, due in 2025 (b)	89,514	88,277
Capital lease obligations, due through 2045	467,964	211,714
Unamortized debt issuance costs	(26,889)	(34,272)
	2,754,402	2,512,282
Less amounts payable within one year	(30,172)	(24,652)
Total long-term debt	$2,724,230	$2,487,630

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, as of December 31, 2017 were as follows:

Fiscal Year
2018	$30,172
2019	867,164
2020	21,905
2021	24,033
2022	860,655
Thereafter	987,848
$2,791,777
_______________

(a)
On June 1, 2015, Wendy’s Funding, LLC (“Wendy’s Funding” or the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.371% Fixed Rate Senior Secured Notes, Class A-2-I (the “Series 2015-1 Class A-2-I Notes”) with an initial principal amount of $875,000, Series 2015-1 4.080% Fixed Rate Senior Secured Notes, Class A-2-II (the “Series 2015-1 Class A-2-II Notes”) with an initial principal amount of $900,000 and the Series 2015-1 4.497% Fixed Rate Senior Secured Notes, Class A-2-III, (the “Series 2015-1 Class A-2-III Notes”) with an initial principal amount of $500,000 (collectively, the “Series 2015-1 Class A-2 Notes”). In addition, the Master Issuer entered into a revolving financing facility of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2015-1 Class A-1 Notes” and, together with the Series 2015-1 Class A-2 Notes, the “Series 2015-1 Senior Notes”), which allows for the drawing of up to $150,000 under the Series 2015-1 Class A-1 Notes, which include certain credit instruments, including a letter of credit facility. The Series 2015-1 Class A-1 Notes were issued under the Indenture and allow for drawings on a revolving basis. During 2015, the Company borrowed and repaid $19,000 under the Series 2015-1 Class A-1 Notes. No amounts were borrowed under the Series 2015-1 Class A-1 Notes during 2017 and 2016.

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

Interest and principal payments on the Series 2015-1 Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Series 2015-1 Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the Series 2015-1 Class A-2 Notes is in June 2045, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment dates of the Series 2015-1 Class A-2-II Notes and the Series 2015-1 Class A-2-III Notes will be seven and 10 years, respectively, from the date of issuance (the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Series 2015-1 Class A-2 Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture. As further discussed below, the Series 2015-1 Class A-2-I Notes were refinanced subsequent to December 31, 2017.

The Series 2015-1 Class A-1 Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Series 2015-1 Class A-1 note agreement. There is a commitment fee on the unused portion of the Series 2015-1 Class A-1 Notes which ranges from 0.50% to 0.85% based on utilization. As of December 31, 2017 and January 1, 2017, $29,080 and $26,552 of letters of credit were outstanding against the Series 2015-1 Class A-1 Notes, respectively, which relate primarily to interest reserves required under the Indenture. As further discussed below, the Series 2015-1 Class A-1 Notes were refinanced subsequent to December 31, 2017.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

During 2017 and 2016, the Company incurred debt issuance costs of $561 and $2,495, respectively, in connection with the issuance of the Series 2015-1 Senior Notes. The debt issuance costs are being amortized to “Interest expense, net” through the Anticipated Repayment Dates of the Series 2015-1 Senior Notes utilizing the effective interest rate method. As of December 31, 2017, the effective interest rates, including the amortization of debt issuance costs, were 3.831%, 4.361% and 4.696% for the Series 2015-1 Class A-2-I Notes, Series 2015-1 Class A-2-II Notes and Series 2015-1 Class A-2-III Notes, respectively.

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

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the noteholders, and are restricted in their use. As of December 31, 2017 and January 1, 2017, Wendy’s Funding had restricted cash of $28,933 and $29,096, respectively, which primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Series 2015-1 Class A-2 Notes.

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

On January 17, 2018, Wendy’s Funding completed a refinancing transaction under which the Master Issuer issued Series 2018-1 3.573% Fixed Rate Senior Secured Notes, Class A-2-I (the “Series 2018-1 Class A-2-I Notes”) with an initial principal amount of $450,000 and Series 2018-1 3.884% Fixed Rate Senior Secured Notes, Class A-2-II (the “Series 2018-1 Class A-2-II Notes”) with an initial principal amount of $475,000 (collectively, the “Series 2018-1 Class A-2 Notes”). Interest payments on the Series 2018-1 Class A-2 Notes are payable on a quarterly basis. The legal final maturity date of the Series 2018-1 Class A-2 Notes is in March 2048, but, unless earlier prepaid to the extent permitted under the indenture that governs the Series 2018-1 Class A-2 Notes, the anticipated repayment dates of the Series 2018-1 Class A-2-I Notes and the Series 2018-1 Class A-2-II Notes will be March 2025 and March 2028, respectively. If the Master Issuer has not repaid or redeemed the Series 2018-1 Class A-2 Notes prior to the respective anticipated repayment date, additional interest will accrue on the Series 2018-1 Class A-2 Notes equal to the greater of (a) 5.00% per annum and (b) a per annum interest rate equal to the excess, if any, by which the sum of (i) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on such anticipated repayment date of the United States Treasury Security having a term closest to 10 years, plus (ii) 5.00%, plus (iii) (1) with respect to the Series 2018-1 Class A-2-I Notes, 1.35%, and (2) with respect to the Series 2018-1 Class A-2-II Notes, 1.58%, exceeds the original interest rate with respect to such tranche. The net proceeds from the sale of the Series 2018-1 Class A-2 Notes were used to redeem the Master Issuer’s outstanding Series 2015-1 Class A-2-I Notes, to pay prepayment and transaction costs, and for general corporate purposes. As a result, the Company expects to record a loss on early extinguishment of debt of approximately $11,500 during the first quarter of

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

2018. The Series 2018-1 Class A-2 Notes have scheduled principal payments of $9,250 annually from 2018 through 2024, $423,250 in 2025, $4,750 in each 2026 through 2027 and $427,500 in 2028.

Concurrently, the Master Issuer entered into a revolving financing facility of Series 2018-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2018-1 Class A-1 Notes” and, together with the Series 2018-1 Class A-2 Notes, the “Series 2018-1 Senior Notes”), which allows for the drawing of up to $150,000 under the Series 2018-1 Class A-1 Notes, which include certain credit instruments, including a letter of credit facility. On the closing date, the Company had no outstanding borrowings under its Series 2018-1 Class A-1 Notes. The Series 2015-1 Class A-1 Notes were canceled on the closing date and the letters of credit outstanding against the Series 2015-1 Class A-1 Notes were transferred to the Series 2018-1 Class A-1 Notes.

During 2017, the Company incurred debt issuance costs of $351 in connection with the issuance of the Series 2018-1 Senior Notes. The debt issuance costs will be amortized to “Interest expense, net” through the anticipated repayment dates of the Series 2018-1 Senior Notes utilizing the effective interest rate method. As of December 31, 2017, the debt issuance costs are included in “Other assets” as the Series 2018-1 Senior Notes had not yet been issued.

(b)
Wendy’s 7% debentures are unsecured and were reduced to fair value in connection with the Wendy’s Merger based on their outstanding principal of $100,000 and an effective interest rate of 8.6%. The fair value adjustment is being accreted and the related charge included in “Interest expense, net” until the debentures mature. These debentures contain covenants that restrict the incurrence of indebtedness secured by liens and certain capitalized lease transactions.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. Neither the Company, nor Wendy’s, is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations. The availability under this line of credit was $23,713 as of December 31, 2017.

At December 31, 2017, one of Wendy’s Canadian subsidiaries had a revolving credit facility of C$6,000 which bears interest at the Bank of Montreal Prime Rate. The debt is guaranteed by Wendy’s. The full amount of the line was available under this line of credit as of December 31, 2017.

The following is a summary of the Company’s assets pledged as collateral for certain debt:

Year End
December 31, 2017
Cash and cash equivalents	$34,704
Restricted cash and other assets (including long-term)	29,047
Accounts and notes receivable, net	50,073
Inventories	2,979
Properties	277,389
Other intangible assets	1,097,066
$1,491,258

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	December 31, 2017		January 1, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$338	$338	$5,335	$5,335	Level 1
Non-current cost method investments (a)	639	327,710	2,436	326,283	Level 3

Financial liabilities
Series 2015-1 Class A-2-I Notes (b)	855,313	856,510	864,063	857,349	Level 2
Series 2015-1 Class A-2-II Notes (b)	879,750	897,961	888,750	880,005	Level 2
Series 2015-1 Class A-2-III Notes (b)	488,750	513,188	493,750	474,543	Level 2
7% debentures, due in 2025 (b)	89,514	107,000	88,277	99,750	Level 2
Guarantees of franchisee loan obligations (c)	37	37	280	280	Level 3
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

(c)
Wendy’s has provided loan guarantees to various lenders on behalf of franchisees entering into debt arrangements for new restaurant development and equipment financing. In addition during 2012, Wendy’s provided a guarantee to a lender for a franchisee in connection with the refinancing of the franchisee’s debt. Wendy’s was released from this guarantee during the fourth quarter of 2017. We have accrued a liability for the fair value of these guarantees, the calculation of which was based upon a weighted average risk percentage established at inception adjusted for a history of defaults.

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

Our derivative instruments for 2015 included seven forward-starting interest rate swaps designated as cash flow hedges to change the floating rate interest payments for $350,000 and $100,000 in borrowings associated with the Term A Loans and Term B Loans, respectively, under the Company’s prior credit agreement, to fixed rate interest payments beginning June 30, 2015 and maturing on December 31, 2017. In May 2015, the Company terminated these interest rate swaps and paid $7,275, which was recorded against the derivative liability. In addition, the Company incurred $62 in fees to terminate the interest rate swaps which was included in “Loss on early extinguishment of debt.” See Note 11 for further information. The unrealized loss on the cash flow hedges at termination of $7,275 was reclassified on a straight-line basis from “Accumulated other comprehensive loss” to “Interest expense, net” beginning June 30, 2015 (the original effective date of the interest rate swaps) through December 31, 2017 (the original maturity date of the interest rate swaps). As a result, 2017, 2016 and 2015 include the reclassification of unrealized losses on the cash flow hedges of $2,894, $2,894 and $1,487, respectively, from “Accumulated other comprehensive loss” to “Interest expense.”

There was no hedge ineffectiveness from these cash flows hedges through their termination in May 2015.

Non-Recurring Fair Value Measurements

Assets and liabilities remeasured to fair value on a non-recurring basis resulted in impairment that we have recorded to “Impairment of long-lived assets” in our consolidated statements of operations.

Total impairment losses may reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements and favorable lease assets) to fair value as a result of (1) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants and (2) declines in operating performance at Company-operated restaurants. The fair value of long-lived assets held and used presented in the tables below represents the remaining carrying value and was estimated based on either discounted cash flows of future anticipated lease and sublease income or discounted cash flows of future Company-operated restaurant performance.

Total impairment losses may also include the impact of remeasuring long-lived assets held for sale, which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 16 for more information on impairment of our long-lived assets.

		Fair Value Measurements			2017 Total Losses
	December 31, 2017	Level 1	Level 2	Level 3
Held and used	$757	$—	$—	$757	$3,413
Held for sale	1,560	—	—	1,560	684
Total	$2,317	$—	$—	$2,317	$4,097

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

		Fair Value Measurements			2016 Total Losses
	January 1, 2017	Level 1	Level 2	Level 3
Held and used	$5,462	$—	$—	$5,462	$15,928
Held for sale	1,552	—	—	1,552	313
Total	$7,014	$—	$—	$7,014	$16,241

In addition, the Company measured assets acquired and liabilities assumed at fair value as part of the DavCo and NPC Transactions during 2017. See Note 2 for further information.

(13) Income Taxes

Income from continuing operations before income taxes is set forth below:

	Year Ended
	2017	2016	2015
Domestic	$86,892	$192,082	$208,827
Foreign (a)	14,127	9,608	25,301
	$101,019	$201,690	$234,128

(a)	Excludes foreign income of domestic subsidiaries

The benefit from (provision for) income taxes from continuing operations is set forth below:

	Year Ended
	2017	2016	2015
Current:
U.S. Federal	$(13,092)	$(75,167)	$(12,414)
State	(4,055)	(5,805)	3,346
Foreign	(9,173)	(5,307)	(10,778)
Current tax provision	(26,320)	(86,279)	(19,846)
Deferred:
U.S. Federal	127,592	7,975	(53,916)
State	(7,729)	6,733	(21,375)
Foreign	(533)	(495)	988
Deferred tax benefit (provision)	119,330	14,213	(74,303)
Income tax benefit (provision)	$93,010	$(72,066)	$(94,149)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Deferred tax assets (liabilities) are set forth below:

	Year End
	December 31, 2017	January 1, 2017
Deferred tax assets:
Net operating loss and credit carryforwards	$66,770	$44,733
Unfavorable leases	40,544	50,771
Accrued compensation and related benefits	17,904	31,994
Deferred rent	14,862	19,552
Accrued expenses and reserves	9,673	16,486
Other	4,305	9,293
Valuation allowances	(47,295)	(11,400)
Total deferred tax assets	106,763	161,429
Deferred tax liabilities:
Intangible assets	(333,708)	(495,505)
Owned and leased fixed assets, net of related obligations	(47,702)	(89,251)
Other	(24,406)	(23,186)
Total deferred tax liabilities	(405,816)	(607,942)
	$(299,053)	$(446,513)

Changes in the Company’s deferred tax asset and liability balances were primarily the result of the enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), described in detail below.

Major Tax Legislation

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that affects 2017, including but not limited to (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and (2) bonus depreciation that will allow for full expensing of qualified property.

The Tax Act also establishes new tax laws that will be effective for 2018, including but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%, (2) a new provision designed to tax global intangible low-taxed income (“GILTI”), (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, (4) a limitation on deductible interest expense and (5) limitations on the deductibility of certain executive compensation.

The Securities and Exchange Commission issued guidance on accounting for the tax effects of the Tax Act. The guidance provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting. In accordance with the guidance, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue its accounting on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

In our initial analysis of the impact of the Tax Act, we have recorded a discrete net tax benefit of $140,379 for the year ended December 31, 2017. This net benefit primarily consists of a benefit of $164,893 for the impact of the corporate rate reduction on our net deferred tax liabilities, partially offset by a net expense of $22,209 for the international-related provisions, including the transition tax (and the related impact to our recorded valuation allowance) and deferred taxes recorded on foreign earnings previously considered permanently reinvested. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and the transition tax and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued. The Company is not able to determine a provisional estimate for the GILTI tax and, therefore, has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended December 31, 2017.

The amounts and expiration dates of net operating loss and tax credit carryforwards are as follows:

	Amount	Expiration
Tax credit carryforwards:
U.S. federal foreign tax credits	$15,962	2022-2024
State tax credits	555	2020-2023
Foreign tax credits of non-U.S. subsidiaries	3,023	Not applicable
Total	$19,540

Net operating loss carryforwards:
State and local net operating loss carryforwards	$1,165,832	2018-2035
Foreign net operating loss carryforwards	234	2023-2026
Total	$1,166,066

The Company’s valuation allowances of $47,295 and $11,400 as of December 31, 2017 and January 1, 2017, respectively, relate to foreign and state tax credit carryforwards and net operating loss carryforwards. Valuation allowances increased $35,895 and $5,884 during 2017 and 2015, respectively, and decreased $5,697 during 2016, primarily as a result of the Tax Act and our system optimization initiative described in Note 2. The reduction in the U.S. corporate rate from 35% to 21% decreases our ability to utilize foreign tax credit carryforwards after 2017 and we expect them to expire unused. The relative presence of Company-operated restaurants in various states impacts expected future state taxable income available to utilize state net operating loss carryforwards. As the system optimization initiative has changed the Company’s relative presence in various states, the Company’s judgment about the ability to utilize certain state net operating loss carryforwards has likewise changed.

The current portion of refundable income taxes was $26,262 and $18,111 as of December 31, 2017 and January 1, 2017, respectively, and is included in “Accounts and notes receivable, net.” Long-term refundable income taxes are included in “Other assets” and amounted to $239 as of January 1, 2017. There were no long-term refundable income taxes as of December 31, 2017.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The reconciliation of income tax computed at the U.S. Federal statutory rate of 35% to reported income tax is set forth below:

	Year Ended
	2017 (a)	2016	2015
Income tax provision at the U.S. Federal statutory rate	$(35,357)	$(70,592)	$(81,945)
State income tax provision, net of U.S. Federal income tax effect	(6,451)	(3,767)	(7,234)
Federal rate change	164,893	—	—
Prior years’ tax matters (b)	15,964	—	—
Excess tax benefits from share-based compensation	5,196	—	—
Domestic tax planning initiatives	4,282	—	—
Foreign and U.S. tax effects of foreign operations	2,408	2,278	4,389
Valuation allowances (b) (c)	(35,895)	4,915	(6,075)
Non-deductible goodwill (d)	(15,458)	(6,409)	(7,435)
Transition tax	(4,446)	—	—
Unrepatriated earnings	(1,801)	—	—
Non-deductible expenses and other	(325)	1,509	4,151
	$93,010	$(72,066)	$(94,149)
_______________

(a)
2017 includes the following impacts associated with the Tax Act: (1) the revaluation of our U.S. net deferred tax liability at 21% resulting in a benefit of $164,893, (2) a full valuation allowance of $15,962 on our U.S. foreign tax credit carryforwards due to the decrease in the U.S. federal tax rate, resulting in the Company concluding it is more likely than not that we will not be able to utilize our carryforwards before they expire, (3) a one-time transition tax of $4,446, (4) deferred tax on unrepatriated earnings of $1,801 and (5) other net expenses of $2,305.

(b)
Primarily related to certain state net operating loss carryforwards, previously considered worthless, that existed at the beginning of the year. In 2017, the Company changed its judgment regarding the likelihood of the utilization of these carryforwards. Because of this change, the Company recognized a deferred tax asset of $16,643, net of federal benefit, which was partially offset by a valuation allowance of $13,667, net of federal benefit (included in the valuation allowances amount above).

(c)	2016 includes a $2,878 benefit related to the correction to a prior year identified and recorded in the first quarter of 2016.

(d)
Substantially all of the goodwill included in the net (loss) gain on sales of restaurants in 2017, 2016 and 2015 under our system optimization initiative was non-deductible for tax purposes. See Note 2 further information. 2016 includes a $3,837 federal benefit related to the correction to a prior year identified and recorded in the second quarter of 2016. The corresponding state benefit correction of $398 is included in the state income tax provision amount above.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years 2009 through 2016 have been settled. Certain of the Company’s state income tax returns from its 2013 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Unrecognized Tax Benefits

As of December 31, 2017, the Company had unrecognized tax benefits of $28,848, which, if resolved favorably would reduce income tax expense by $24,018. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year End
	December 31, 2017	January 1, 2017	January 3, 2016
Beginning balance	$19,545	$21,224	$25,715
Additions:
Tax positions of current year	8,251	306	927
Tax positions of prior years	1,704	440	476
Reductions:
Tax positions of prior years	(295)	(2,126)	(5,182)
Settlements	(34)	(42)	(251)
Lapse of statute of limitations	(323)	(257)	(461)
Ending balance	$28,848	$19,545	$21,224

The addition of unrecognized tax benefits in 2017 was primarily related to the filing of amended returns in various jurisdictions, as well as an unfavorable court decision which caused us to change our judgment about the technical merits of a filing position.

During 2018, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $6,617 due to expected settlements with taxing authorities and the lapse of statutes of limitations.

During 2017, 2016 and 2015, the Company recognized $161, $75 and $(1,627) of expense (income) for interest and $(106), $25 and $(15) of (income) expense for penalties, respectively, related to uncertain tax positions. The Company has approximately $1,451 and $1,296 accrued for interest and $509 and $615 accrued for penalties as of December 31, 2017 and January 1, 2017, respectively.

(14) Stockholders’ Equity

Dividends

During 2017, 2016 and 2015, The Wendy’s Company paid dividends per share of $0.28, $0.245 and $0.225, respectively.

Treasury Stock

There were 470,424 shares of common stock issued at the beginning and end of 2017, 2016 and 2015. Treasury stock activity for 2017, 2016 and 2015 was as follows:

	Treasury Stock
	2017	2016	2015
Number of shares at beginning of year	223,850	198,109	104,614
Repurchases of common stock	8,607	29,545	99,881
Common shares issued:
Stock options, net	(1,853)	(2,914)	(5,043)
Restricted stock, net	(612)	(796)	(1,258)
Director fees	(15)	(20)	(21)
Other	(65)	(74)	(64)
Number of shares at end of year	229,912	223,850	198,109

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Repurchases of Common Stock

In February 2017, our Board of Directors authorized a repurchase program for up to $150,000 of our common stock through March 4, 2018, when and if market conditions warrant and to the extent legally permissible. During 2017, the Company repurchased 8,607 shares with an aggregate purchase price of $127,367, of which $1,259 was accrued at December 31, 2017 and excluding commissions of $123. As of December 31, 2017, the Company had $22,633 of availability remaining under its February 2017 authorization. Subsequent to December 31, 2017 through February 20, 2018, the Company repurchased 1,265 shares with an aggregate purchase price of $20,661, excluding commissions of $18. The Company expects to complete the February 2017 authorization during the first quarter of 2018. In February 2018, our Board of Directors authorized the repurchase of up to $175,000 of our common stock through March 3, 2019, when and if market conditions warrant and to the extent legally permissible.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout 2017, 2016 and 2015.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive income (loss) attributable to The Wendy’s Company, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges (a)	Pension	Total
Balance at December 28, 2014	$(28,363)	$(2,044)	$(887)	$(31,294)
Current-period other comprehensive loss	(37,800)	(1,527)	(202)	(39,529)
Balance at January 3, 2016	(66,163)	(3,571)	(1,089)	(70,823)
Current-period other comprehensive income (loss)	5,864	1,774	(56)	7,582
Balance at January 1, 2017	(60,299)	(1,797)	(1,145)	(63,241)
Current-period other comprehensive income	15,150	1,797	96	17,043
Balance at December 31, 2017	$(45,149)	$—	$(1,049)	$(46,198)
_______________

(a)
Current-period other comprehensive income (loss) includes the effect of changes in unrealized losses on cash flow hedges, net of tax, for 2015. In addition, 2017, 2016 and 2015 include the reclassification of unrealized losses on cash flow hedges of $1,797, $1,774 and $915, respectively, from “Accumulated other comprehensive loss” to our consolidated statements of operations consisting of $2,894, $2,894 and $1,487, respectively, recorded to “Interest expense, net,” net of the related income tax benefit of $1,097, $1,120 and $572, respectively, recorded to “Provision for income taxes.” See Note 12 for more information.

(15) Share-Based Compensation

The Company maintains several equity plans, which collectively provide or provided for the grant of stock options, restricted shares, tandem stock appreciation rights, restricted share units and performance shares to certain officers, other key employees, non-employee directors and consultants. The Company has not granted any tandem stock appreciation rights. During 2010, the Company implemented the 2010 Omnibus Award Plan (as amended, the “2010 Plan”) for the issuance of equity awards as described above. In June 2015, the 2010 Plan was amended with shareholder approval, to increase the number of shares of common stock available for issuance under the plan by 20,000. All equity grants during 2017 and 2016 were issued from the 2010 Plan and it is currently the only equity plan from which future equity awards may be granted. As of December 31, 2017, there were approximately 30,193 shares of common stock available for future grants under the 2010 Plan. During the periods presented in the consolidated financial statements, the Company settled all exercises of stock options and vesting of restricted shares, including performance shares, with treasury shares.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes stock option activity during 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2017	16,697	$8.31
Granted	2,826	15.36
Exercised	(1,924)	7.16
Forfeited and/or expired	(274)	10.12
Outstanding at December 31, 2017	17,325	$9.56	7.1	$118,817
Vested or expected to vest at December 31, 2017	17,190	$9.54	7.1	$118,264
Exercisable at December 31, 2017	10,943	$7.95	6.0	$92,644

The total intrinsic value of options exercised during 2017, 2016 and 2015 was $14,624, $12,594 and $30,116, respectively. The weighted average grant date fair value of stock options granted during 2017, 2016 and 2015 was $3.12, $2.12 and $2.27, respectively.

The weighted average grant date fair value of stock options was determined using the following assumptions:

	2017	2016	2015
Risk-free interest rate	1.94%	1.28%	1.76%
Expected option life in years	5.62	5.62	5.62
Expected volatility	23.88%	28.25%	29.25%
Expected dividend yield	1.82%	2.38%	2.23%

The risk-free interest rate represents the U.S. Treasury zero-coupon bond yield correlating to the expected life of the stock options granted. The expected option life represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends for similar grants. The expected volatility is based on the historical market price volatility of the Company as well as our industry peer group. The expected dividend yield represents the Company’s annualized average yield for regular quarterly dividends declared prior to the respective stock option grant dates.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes activity of Restricted Shares during 2017:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	1,817	$9.30
Granted	560	15.41
Vested	(652)	8.84
Forfeited	(130)	10.17
Non-vested at December 31, 2017	1,595	$11.36

The total fair value of Restricted Shares that vested in 2017, 2016 and 2015 was $10,004, $6,339 and $10,188, respectively.

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

The fair values of the performance condition awards granted in 2017, 2016 and 2015 were determined using the average of the high and low trading prices of our common stock on the date of grant. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal.

The fair value of market condition awards granted in 2017, 2016 and 2015 were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the average of the high and low trading prices of our common stock on the date of grant.

The input variables are noted in the table below:

	2017	2016	2015
Risk-free interest rate	1.44%	0.82%	1.00%
Expected life in years	3.00	3.00	3.00
Expected volatility	25.06%	27.03%	25.56%
Expected dividend yield (a)	0.00%	0.00%	0.00%
_______________

(a)	The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes activity of performance shares at Target during 2017:

	Performance Condition Awards		Market Condition Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2017	799	$9.89	352	$12.17
Granted	165	13.87	134	16.81
Dividend equivalent units issued (a)	11	—	12	—
Vested (b)	(371)	9.73	—	—
Forfeited	—	—	—	—
Non-vested at December 31, 2017	604	$11.13	498	$13.49
_______________

(a)	Dividend equivalent units are issued in lieu of cash dividends for non-vested performance shares. There is no weighted average fair value associated with dividend equivalent units.

(b)	Excludes the vesting of an additional 37 shares, which resulted from the performance of performance condition awards exceeding Target.

The total fair value of performance condition awards that vested in 2017, 2016 and 2015 was $5,666, $5,954 and $1,156, respectively. The total fair value of market condition awards that vested in 2015 was $10,073. No market condition awards vested in 2017 and 2016.

Modifications of Share-Based Awards

During 2017 and 2015, the Company modified the terms of awards granted to 31 and 25 employees, respectively, in connection with its system optimization initiative and G&A realignment plans discussed in Note 4 as well as the Bakery sale discussed in Note 18. These modifications resulted in the accelerated vesting of certain stock options and performance-based awards upon termination of such employees. As a result, during 2017, the Company recognized an increase in share-based compensation of $4,930 which was included in “Reorganization and realignment costs.” During 2015, the Company recognized an increase in share-based compensation of $5,977, of which $5,624, $181 and $172 was included in “Reorganization and realignment costs,” “General and administrative” and “Net income from discontinued operations,” respectively, as a result of the modifications.

Share-Based Compensation

Total share-based compensation and the related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

	Year Ended
	2017	2016	2015
Stock options	$6,923	$6,859	$10,081
Restricted shares (a)	5,778	5,051	4,834
Performance shares:
Performance condition awards	1,764	4,681	888
Market condition awards	1,533	1,550	1,348
Modifications, net	4,930	—	5,805
Share-based compensation (b)	20,928	18,141	22,956
Less: Income tax benefit (b)	(4,985)	(6,520)	(8,380)
Share-based compensation, net of income tax benefit	$15,943	$11,621	$14,576
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)
2017 includes $197 related to retention awards in connection with the Company’s May 2017 G&A realignment plan, which was included in “Reorganization and realignment costs.” See Note 4 for further information.

(b)	Excludes $275 of pre-tax share-based compensation and $106 of related income tax benefits for 2015, respectively, which are included in “Net income from discontinued operations.”

As of December 31, 2017, there was $21,495 of total unrecognized share-based compensation, which will be recognized over a weighted average amortization period of 2.06 years.

(16) Impairment of Long-Lived Assets

During 2017, 2016 and 2015, the Company recorded impairment charges on long-lived assets as a result of (1) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, (2) the deterioration in operating performance of certain Company-operated restaurants and charges for capital improvements in restaurants impaired in prior years which did not subsequently recover and (3) closing Company-operated restaurants and classifying such surplus properties as held for sale.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets:”

	Year Ended
	2017	2016	2015
Restaurants leased or subleased to franchisees	$244	$14,010	$19,214
Company-operated restaurants	3,169	1,918	3,132
Surplus properties	684	313	2,655
	$4,097	$16,241	$25,001

(17) Investment Income, Net

	Year Ended
	2017	2016	2015
Distributions, including dividends (a)	$—	$—	$54,911
Gain on sale of investments, net (b)	2,570	497	335
Other than temporary loss on cost method investment	(258)	—	(3,150)
Other, net	391	226	118
	$2,703	$723	$52,214
_______________

(a)	During 2015, the Company received a dividend of $54,911 from our investment in Arby’s. See Note 7 for further information.

(b)	Represents gains on sales of certain non-current cost method investments. See Note 7 for further information.

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

In conjunction with the Bakery sale, Wendy’s entered into a transition services agreement with the Buyer, pursuant to which Wendy’s provided certain continuing corporate and shared services to the Buyer through March 31, 2016 for no additional consideration. A purchasing cooperative, Quality Supply Chain Co-op, Inc., established by Wendy’s and its franchisees, agreed to continue to source sandwich buns from the Bakery, for a specified time period following the sale of the Bakery. As a result, Wendy’s paid the Buyer $6,686, $10,176 and $8,358 for the purchase of sandwich buns during 2017, 2016 and for the period from June 1, 2015 through January 3, 2016, respectively, which has been recorded to “Cost of sales.”

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

•
Statements of cash flows - The Bakery’s cash flows prior to its sale (for the period from December 29, 2014 through May 31, 2015) have been included in, and not separately reported from, our consolidated cash flows. The consolidated statement of cash flows for the year ended January 3, 2016 also includes the effects of the sale of the Bakery.

The following table presents the Bakery’s results of operations and the gain on disposal, which have been included in discontinued operations:

Year Ended
2015
Revenues (a)	$25,885
Cost of sales (b)	(7,543)
18,342
General and administrative	(1,093)
Depreciation and amortization (c)	(2,297)
Other expense, net (d)	(19)
Income from discontinued operations before income taxes	14,933
Provision for income taxes	(4,439)
Income from discontinued operations, net of income taxes	10,494
Gain on disposal of discontinued operations before income taxes	25,529
Provision for income taxes on gain on disposal	(14,860)
Gain on disposal of discontinued operations, net of income taxes	10,669
Net income from discontinued operations	$21,163
_______________

(a)	Includes sales of sandwich buns and related products previously reported in “Sales” as well as rental income.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)	2015 includes employee separation-related costs of $791 as a result of the sale of the Bakery.

In December of 2013, The New Bakery Co. of Ohio, Inc. (the “Bakery Company”), a 100% owned subsidiary of Wendy’s, now known as The Bakery Company, LLC, terminated its participation in a multiemployer pension plan and assumed an estimated withdrawal liability of $13,500. During the first quarter of 2015, the Company began negotiating the potential sale of the Bakery Company which would result in the buyer re-entering the multiemployer pension plan. As a result, the Company concluded that its loss contingency for the pension withdrawal payments was no longer probable and, as such, reversed $12,486 of the outstanding withdrawal liability to “Cost of sales” during the first quarter of 2015.

(c)	Included in “Depreciation and amortization” in our consolidated statements of cash flows for the periods presented.

(d)	Includes net gains on sales of other assets. During 2015, the Bakery received cash proceeds of $50, resulting in net gains on sales of other assets of $32.

The Bakery’s capital expenditures were $2,693 for 2015, which are included in “Capital expenditures” in our consolidated statements of cash flows.

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

In connection with the matching and profit sharing contributions, the Company recognized compensation expense of $4,704, $5,177 and $6,124 in 2017, 2016 and 2015, respectively.

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

The balance of the accumulated benefit obligations and the fair value of the plans’ assets at December 31, 2017 were $3,402 and $2,649, respectively. As of January 1, 2017, the balance of the accumulated benefit obligations and the fair value of the plans’ assets were $3,609 and $2,641, respectively. As of December 31, 2017 and January 1, 2017, each of the plans had accumulated benefit obligations in excess of the fair value of the assets of the respective plan. The Wendy’s Company recognized $159, $177, and $149 in benefit plan expenses in 2017, 2016 and 2015, respectively, which were included in “General and administrative.” The Wendy’s Company’s future required contributions to the plan are expected to be insignificant.

Wendy’s Executive Plans

In conjunction with the Wendy’s Merger, amounts due under supplemental executive retirement plans (the “SERP”) were funded into a restricted account. As of January 1, 2011, participation in the SERP was frozen to new entrants and future contributions, and existing participants’ balances only earn annual interest. The corresponding SERP liabilities have been included in “Accrued expenses and other current liabilities” and “Other liabilities” and, in the aggregate, were approximately $2,476 and $3,101 as of December 31, 2017 and January 1, 2017, respectively.

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

Effective January 1, 2017, the Company implemented a non-qualified, unfunded deferred compensation plan for management and highly compensated employees, whereby participants may defer all or a portion of their base compensation and certain incentive awards on a pre-tax basis. The Company credits the amounts deferred with earnings based on the investment options selected by the participants. The Company may also make discretionary contributions to the plan. The total of participant deferrals was $259 at December 31, 2017, which is included in “Other liabilities.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(20) Leases

At December 31, 2017, Wendy’s and its franchisees operated 6,634 Wendy’s restaurants. Of the 337 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 146 restaurants, owned the building and held long-term land leases for 141 restaurants and held leases covering land and building for 50 restaurants. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases contain contingent rent provisions that require additional rental payments based upon restaurant sales volume in excess of specified amounts. The Company also leases restaurant, office and transportation equipment. Certain leases also provide for payments of other costs such as real estate taxes, insurance and common area maintenance, which have been excluded from rental expense and future minimum rental payments set forth in the tables below.

As of December 31, 2017, Wendy’s also owned 521 and leased 1,296 properties that were either leased or subleased principally to franchisees. Initial lease terms are generally 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases to franchisees also include contingent rent provisions based on sales volume exceeding specified amounts. The lessee bears the cost of real estate taxes, insurance and common area maintenance, which have been excluded from rental income and future minimum rental receipts set forth in the tables below.

Rental expense for operating leases consists of the following components:

	Year Ended
	2017	2016	2015
Rental expense:
Minimum rentals	$90,889	$77,952	$77,606
Contingent rentals	19,021	18,291	18,270
Total rental expense (a)	$109,910	$96,243	$95,876
_______________

(a)	Amounts exclude sublease income of $126,814, $95,072, and $61,618 recognized during 2017, 2016 and 2015, respectively.

Rental income for operating leases and subleases consists of the following components:

	Year Ended
	2017	2016	2015
Rental income:
Minimum rentals	$169,857	$123,171	$68,241
Contingent rentals	20,246	19,944	18,731
Total rental income	$190,103	$143,115	$86,972

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table illustrates the Company’s future minimum rental payments and rental receipts for non-cancelable leases and subleases, including rental receipts for direct financing leases as of December 31, 2017. Rental receipts below are presented separately for owned properties and for leased properties based on the classification of the underlying lease.

	Rental Payments		Rental Receipts
Fiscal Year	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Owned Properties
2018	$47,095	$96,265	$64,511	$75,583	$53,808
2019	45,700	94,824	65,036	75,787	54,779
2020	46,633	93,803	66,137	75,443	55,392
2021	48,221	93,255	67,929	75,133	56,996
2022	49,320	92,951	69,115	75,488	58,574
Thereafter	759,337	1,116,173	1,048,796	910,200	948,101
Total minimum payments	$996,306	$1,587,271	$1,381,524	$1,287,634	$1,227,650
Less interest	(528,342)
Present value of minimum capital lease payments (a)	$467,964
_______________

(a)	The present value of minimum capital lease payments of $7,422 and $460,542 are included in “Current portion of long-term debt” and “Long-term debt,” respectively.

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	Year End
	December 31, 2017	January 1, 2017
Land	$272,411	$271,160
Buildings and improvements	313,108	312,067
Restaurant equipment	2,444	1,507
	587,963	584,734
Accumulated depreciation and amortization	(128,003)	(110,166)
	$459,960	$474,568

Our net investment in direct financing leases is as follows:

	Year End
	December 31, 2017	January 1, 2017
Future minimum rental receipts	$662,889	$401,452
Unearned interest income	(433,175)	(277,747)
Net investment in direct financing leases	229,714	123,705
Net current investment in direct financing leases (a)	(625)	(101)
Net non-current investment in direct financing leases (b)	$229,089	$123,604
_______________

(a)	Included in “Accounts and notes receivable, net.”

(b)	Included in “Net investment in direct financing leases.”

During 2017, 2016 and 2015, the Company recognized $22,869, $14,630 and $6,058 in interest income related to our direct financing leases, respectively, which is included in “Interest expense, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(21) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Franchisee Image Activation Incentive Programs

In order to promote Image Activation new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants opened by December 31, 2020, with the value of the incentives declining in the later years of the program. Wendy’s also had incentive programs for 2017 available to franchisees that commenced Image Activation restaurant remodels by December 15, 2017. The remodel incentive programs provide for reductions in royalty payments for one year after the completion of construction.

Other Loan Guarantees

Wendy’s provides loan guarantees to various lenders on behalf of franchisees entering into pooled debt facility arrangements for new restaurant development and equipment financing to promote systemwide initiatives. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation for which was based upon a weighted average risk percentage established at the inception of each program which has been adjusted for a history of defaults. Wendy’s potential recourse for the aggregate amount of these loans amounted to $316 as of December 31, 2017. As of December 31, 2017, the fair value of these guarantees totaled $37 and is included in “Other liabilities.”

During 2014, Wendy’s provided a C$2,300 guarantee to a lender on behalf of a franchisee, in connection with the sale of Canadian restaurants to the franchisee under the Company’s system optimization initiative. As a result, the total amount of the guarantee was recorded as a deferred gain in 2014. During 2017, the Company was released from the guarantee and the gain was recognized.

During 2012, Wendy’s provided a $2,000 guarantee to a lender for a franchisee, in connection with the refinancing of the franchisee’s debt which originated in 2007. Pursuant to the agreement, the guarantee was subject to an annual reduction over a five year period. During the fourth quarter of 2017, the Company was released from the guarantee and had no outstanding liability accrued as of December 31, 2017.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $59,901 as of December 31, 2017. These leases extend through 2056. We have not received any notice of default related to these leases as of December 31, 2017. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $464 as of December 31, 2017. These leases expire on various dates through 2021.

Insurance

Wendy’s is self-insured for most workers’ compensation losses and purchases insurance for general liability and automotive liability losses, all subject to a $500 per occurrence retention or deductible limit. Wendy’s determines its liability for claims incurred but not reported for the insurance liabilities on an actuarial basis. As of December 31, 2017, the Company had $27,191 recorded for these insurance liabilities. Wendy’s is self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations and determines its liability for health care claims incurred but not reported based on historical claims runoff data. As of December 31, 2017, the Company had $2,058 recorded for these health care insurance liabilities.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Letters of Credit

As of December 31, 2017, the Company had outstanding letters of credit with various parties totaling $32,574, of which $3,205 were cash collateralized. The outstanding letters of credit include amounts outstanding against the Series 2015-1 Class A-1 Notes. The related cash collateral is classified as “Restricted cash” in the consolidated balance sheet. See Note 6 and Note 11 for further information. We do not expect any material loss to result from these letters of credit.

Purchase and Capital Commitments

Beverage Agreement

The Company has an agreement with a beverage vendor, which provides fountain beverage products and certain marketing support funding to the Company and its franchisees. This agreement requires minimum purchases of fountain syrup (“Syrup”) by the Company and its franchisees at certain agreed upon prices until the total contractual gallon volume usage is reached. This agreement also provides for an annual advance to be paid to the Company based on the vendor’s expectation of the Company’s annual Syrup usage, which is amortized over actual usage during the year. The Company estimates future annual purchases to be approximately $9,800 in 2018, $10,200 in 2019, $10,900 in 2020 and $400 in 2021. Based on current pricing and the expected ratio of usage at Company-operated restaurants to franchised restaurants, our total beverage purchase requirements under the agreement is estimated to be approximately $31,300 over the remaining life of the contract, which expires the later of reaching the minimum usage requirement or January 1, 2023.

Beverage purchases made by the Company under this agreement during 2017, 2016 and 2015 were $9,370, $12,839 and $15,720, respectively. As of December 31, 2017, $2,082 is due to the beverage vendor and is included in “Accounts payable,” principally for annual estimated payments that exceeded usage, under this agreement.

Capital Expenditure Commitments

As of December 31, 2017, the Company had $5,810 of outstanding commitments, included in “Accounts payable,” for capital expenditures expected to be paid in 2018.

(22) Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties, which are included in continuing operations:

	Year Ended
	2017	2016	2015
Transactions with QSCC:
Wendy’s Co-Op (a)	$(987)	$(890)	$(1,265)
Lease income (b)	(217)	(193)	(185)
TimWen lease and management fee payments (c)	$12,360	$11,602	$11,843
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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $987, $890 and $1,265 in 2017, 2016 and 2015, respectively, which are included as a reduction of “Cost of sales.”

(b)
Effective January 1, 2011, Wendy’s leased 14,333 square feet of office space to QSCC for an annual base rental of $176. The lease expired on December 31, 2016. A new lease agreement was signed effective January 1, 2017, expiring on December 31, 2020 for an annual base rental of $215. The Wendy’s Company received $217, $193 and $185 of lease income from QSCC during 2017, 2016 and 2015, respectively, which has been recorded as a reduction of “General and administrative.”

TimWen lease and management fee payments

(c)
A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Prior to the second quarter of 2015, Wendy’s operated certain of the Wendy’s/Tim Hortons combo units in Canada and subleased some of the restaurant facilities to franchisees. As a result of the Company completing its plan to sell all of its Company-operated restaurants in Canada to franchisees during the second quarter of 2015, all of the restaurant facilities are subleased to franchisees. Wendy’s paid TimWen $12,572, $11,806 and $12,059 under these lease agreements during 2017, 2016 and 2015, respectively. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $212, $204 and $216 during 2017, 2016 and 2015, respectively, which has been included as a reduction to “General and administrative.”

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

Matthew Peltz, a member of the Company’s Board of Directors, served on the ARG Holding Corporation Board of Directors from September 2012 through December 2015. He did not receive compensation as a director of ARG Holding Corporation. A subsidiary of the Company owned 18.5% of the common stock of ARG Holding Corporation as of December 31, 2017.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(23) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. As of December 31, 2017, the Company had accruals for all of its legal and environmental matters aggregating $1,597. We cannot estimate the aggregate possible range of loss due to most proceedings, including those described below, being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

The Company has been named as a defendant in putative class action lawsuits alleging, among other things, that the Company failed to safeguard customer credit card information and failed to provide notice that credit card information had been compromised.  Jonathan Torres and other consumers filed an action in the U.S. District Court for the Middle District of Florida (the “Torres Case”). The operative complaint seeks to certify a nationwide class of consumers, or in the alternative, statewide classes of consumers for Florida, New York, New Jersey, Texas, and Tennessee, as well as statewide classes of consumers under those states’ consumer protection and unfair trade practices laws. Certain financial institutions have also filed class actions lawsuits in the U.S. District Court for the Western District of Pennsylvania (the “FI Cases”), which seek to certify a nationwide class of financial institutions that issued payment cards that were allegedly impacted.  In the Torres Case and the FI Cases, the plaintiffs seek monetary damages, injunctive and equitable relief, attorneys’ fees and other costs. The Company filed its answer in both cases in 2017. On October 27, 2017, the Company moved for summary judgment to dismiss the operative complaint in the Torres Case. On December 15, 2017, the plaintiffs in that case moved for class certification. The Company filed its memorandum in opposition on January 16, 2018. Both motions are pending before the court.

Certain of the Company’s present and former directors have been named in two putative shareholder derivative complaints arising out of the credit card incidents above.  The first case, brought by James Graham in the U.S. District Court for the Southern District of Ohio (the “Graham Case”), asserts claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and gross mismanagement, and additionally names one non-director executive officer of the Company.  The second case, brought by Thomas Caracci in the U.S. District Court for the Southern District of Ohio (the “Caracci Case”), asserts claims of breach of fiduciary duty and violations of Section 14(a) and Rule 14a-9 of the Securities Exchange Act of 1934.  Collectively, the plaintiffs seek a judgment on behalf of the Company for all damages incurred or that will be incurred as a result of the alleged wrongful acts or omissions, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the named individual defendants, a judgment directing the Company to reform its governance and internal procedures, attorneys’ fees and other costs.  The Graham Case and the Caracci Case have been consolidated and are pending the Court’s ruling on lead plaintiff and counsel, following which the Company expects that a consolidated complaint will be filed.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(24) Advertising Costs and Funds

We currently maintain two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs. Contributions to the Advertising Funds are required from both Company-operated and franchised restaurants and are based on a percentage of restaurant sales. In addition to the contributions to the various Advertising Funds, Company-operated and franchised restaurants make additional contributions to other local and regional advertising programs.

Restricted assets and related liabilities of the Advertising Funds at December 31, 2017 and January 1, 2017 were as follows:

	Year End
	December 31, 2017	January 1, 2017
Cash and cash equivalents	$8,579	$19,359
Accounts and notes receivable, net	47,288	49,983
Other assets	6,735	6,418
Total assets	$62,602	$75,760

Accounts payable	$5,601	$8,362
Accrued expenses and other current liabilities	63,646	71,068
Member’s deficit	(6,645)	(3,670)
Total liabilities and deficit	$62,602	$75,760

Our advertising expenses in 2017, 2016 and 2015 totaled $27,921, $41,064 and $64,312, respectively.

Beginning in 2018, the Company will consolidate the operations and cash flow results of our national advertising funds as a result of amended guidance for revenue recognition. See “New Accounting Standards” in Note 1 for further information.

(25) Geographic Information

The table below presents revenues and properties information by geographic area:

	U.S.	Canada	Other International	Total
2017
Revenues	$1,154,873	$50,431	$18,104	$1,223,408
Properties	1,226,714	36,213	132	1,263,059

2016
Revenues	$1,373,345	$45,959	$16,114	$1,435,418
Properties	1,162,006	30,257	76	1,192,339

2015
Revenues	$1,749,131	$104,003	$17,163	$1,870,297
Properties	1,198,553	29,296	95	1,227,944

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(26) Quarterly Financial Information (Unaudited)

The tables below set forth summary unaudited consolidated quarterly financial information for 2017 and 2016. The Company reports on a fiscal year typically consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All of the Company’s fiscal quarters in 2017 and 2016 contained 13 weeks.

	2017 Quarter Ended (a)
	April 2	July 2	October 1	December 31
Revenues	$285,819	$320,342	$308,000	$309,247
Cost of sales	123,407	129,360	132,387	127,793
Operating profit	60,720	25,794	61,657	66,587
Net income (loss)	$22,341	$(1,845)	$14,257	$159,276
Basic income (loss) per share	$.09	$(.01)	$.06	$.66
Diluted income (loss) per share	$.09	$(.01)	$.06	$.64

	2016 Quarter Ended (b)
	April 3	July 3	October 2	January 1
Revenues	$378,787	$382,718	$364,012	$309,901
Cost of sales	214,736	202,554	186,546	140,865
Operating profit	63,829	65,648	106,088	79,215
Net income	$25,363	$26,480	$48,890	$28,891
Basic income per share	$0.09	$0.10	$0.19	$0.11
Diluted income per share	$0.09	$0.10	$0.18	$0.11
_______________

(a)
The Company’s consolidated statements of operations in fiscal 2017 were materially impacted by system optimization losses, net, reorganization and realignment costs and the benefit from income taxes. The pre-tax impact of system optimization losses, net for the second quarter was $41,050 (see Note 2 for additional information). The pre-tax impact of reorganization and realignment costs for the second, third and fourth quarters was $17,699, $2,888 and $1,806, respectively (see Note 4 for additional information). The benefit from income taxes for the fourth quarter was $121,649 and included the impact of the Tax Act (see Note 13 for additional information).

(b)
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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2017. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of December 31, 2017. The assessment was performed using the criteria for effective internal control reflected in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for the Company, the management of the Company believes that as of December 31, 2017, internal control over financial reporting of the Company was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated February 28, 2018 on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Dublin, Ohio

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Wendy’s Company and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 28, 2018

Item 9B. Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to April 30, 2018 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

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

4.3
Series 2018-1 Supplement to Base Indenture, dated as of January 17, 2018, by and between Wendy’s Funding, LLC, as Master Issuer of the Series 2018-1 fixed rate senior secured notes, Class A-2, and Series 2018-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2018-1 Securities Intermediary, incorporated herein by reference to Exhibit 4.1 of The Wendy’s Company Current Report on Form 8-K filed on January 17, 2018 (SEC file no. 001-02207).

4.4
First Supplement, dated as of February 10, 2017, to the Base Indenture, dated as of June 1, 2015, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 of The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2017.

4.5
Second Supplement to Base Indenture, dated as of January 17, 2018, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.2 of The Wendy’s Company Current Report on Form 8-K filed on January 17, 2018 (SEC file no. 001-02207).

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
10.10
First Amendment to Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.11
Second Amendment to The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.12
Form of Non-Incentive Stock Option Award Agreement for 2012 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.13
Form of Nonqualified Stock Option Award Agreement under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended October 1, 2017 (SEC file no. 001-02207).**

10.14
Form of Long Term Performance Unit Award Agreement for 2014 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 30, 2014 (SEC file no. 001-02207).**

10.15
Form of Long Term Performance Unit Award Agreement for 2015 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 29, 2015 (SEC file no. 001-02207).**

10.16
Form of Long Term Performance Unit Award Agreement for 2016 under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 3, 2016 (SEC file no. 001-02207).**

10.17
Form of Long Term Performance Unit Award Agreement for 2017 under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 2, 2017 (SEC file no. 001-02207).**

10.18
Form of Restricted Stock Unit Award Agreement for 2013 (ratable vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.19
Form of Restricted Stock Unit Award Agreement for 2013 (cliff vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.20
Form of Restricted Stock Unit Award Agreement for 2014 (version 1) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.21 of The Wendy’s Company Form 10-K for the fiscal year ended December 28, 2014 (SEC file no. 001-02207).**

10.21
Form of Restricted Stock Unit Award Agreement for 2014 (version 2) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.22 of The Wendy’s Company Form 10-K for the fiscal year ended December 28, 2014 (SEC file no. 001-02207).**

10.22
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.7 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.23
Form of Non-Employee Director Restricted Stock Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.24
Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Annex C to the Wendy’s International, Inc. Definitive 2007 Proxy Statement, dated March 12, 2007 (SEC file no. 001-08116).**

10.25
First Amendment to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d) of the Wendy’s International, Inc. Form 10-Q for the quarter ended September 30, 2007 (SEC file no. 001-08116).**

10.26
Amendments to the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.15 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.27
Form of Stock Option Award Letter for U.S. Grantees under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.3 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.28
Form of Stock Unit Award Agreement under the Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.4 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.29
Form of letter amending non-qualified stock options granted under the Wendy’s International, Inc. 2007 Stock Incentive Plan on May 1, 2007 and May 1, 2008 to certain former directors of Wendy’s International, Inc. incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.30
Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 29, 2002 (SEC file no. 001-08116).**

10.31
First Amendment to the Wendy’s International, Inc. Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 10(f) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 31, 2006 (SEC file no. 001-08116).**

10.32
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 2, incorporated herein by reference to Exhibit 10.24 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended January 3, 2010 (SEC file no. 001-02207).**

10.33
Amended and Restated Wendy’s International, Inc. Supplemental Executive Retirement Plan No. 3, incorporated herein by reference to Exhibit 10.25 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended January 3, 2010 (SEC file no. 001-02207).**

10.34
Wendy’s International, LLC Executive Severance Pay Policy, effective as of December 14, 2015, incorporated herein by reference to Exhibit 10.41 to The Wendy’s Company Form 10-K for the fiscal year ended January 3, 2016 (SEC file no. 001-02207).**

10.35
Wendy’s International, LLC Deferred Compensation Plan, effective as of January 1, 2017, incorporated herein by reference to Exhibit 10.34 to The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2017 (SEC file no. 001-02207).**

10.36
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.37
Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010, incorporated herein by reference to Exhibit 10.9 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.38
Amendment No. 2 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.39
2015-1 Class A-2 Note Purchase Agreement, dated as of May 19, 2015, by and among The Wendy’s Company, the subsidiaries of The Wendy’s Company party thereto and Guggenheim Securities, LLC, acting on behalf of itself and as the representative of the initial purchasers, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on May 20, 2015 (SEC file no. 001-02207).

10.40
2018-1 Class A-2 Note Purchase Agreement, dated as of December 6, 2017, by and among The Wendy’s Company, the subsidiaries of The Wendy’s Company party thereto and Guggenheim Securities, LLC and Citigroup Global Markets Inc., each acting on behalf of itself and as the representatives of the initial purchasers, incorporated herein by reference by Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on December 6, 2017 (SEC file no. 001-02207).

EXHIBIT NO.	DESCRIPTION
10.41
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

10.42
Class A-1 Note Purchase Agreement, dated as of January 17, 2018, by and between Wendy’s Funding, LLC, as Master Issuer, each of Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, as Guarantor, Wendy’s International, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Coöperatieve Rabobank, U.A., New York Branch, as L/C Provider, Swingline Lender and Administrative Agent, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on January 17, 2018 (SEC file no. 001-02207).

10.43
Guarantee and Collateral Agreement, dated as of June 1, 2015, by and among Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.44
Management Agreement, dated as of June 1, 2015, by and among Wendy’s Funding, LLC, Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.45
Management Agreement Amendment, dated as of January 17, 2018, by and among Wendy’s Funding, LLC, as Master Issuer, certain subsidiaries of Wendy’s Funding, LLC party thereto, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on January 17, 2018 (SEC file no. 001-02207).

10.46
Stock Purchase Agreement, dated as of June 2, 2015, by and between The Wendy’s Company and the persons listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company Current Report on Form 8-K filed on June 3, 2015 (SEC file no. 001-02207).

10.47
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 31, 2000 (SEC file no. 001-08116).

10.48
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207).

10.49
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

10.53
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.54
Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.55
Liquidation Services Agreement dated June 10, 2009 between Wendy’s/Arby’s Group, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.2 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on June 11, 2009 (SEC file no. 001-02207).

10.56
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
10.57
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

10.58
Assignment and Assumption of Lease, dated as of June 30, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.1 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.59
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

10.61
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

10.63
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

10.65
Extension and Amendment No. 3 to Aircraft Lease Agreement dated as of June 30, 2012 by and between The Wendy’s Company and TASCO, LLC, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).

10.66
Amended and Restated Aircraft Lease Agreement between The Wendy’s Company and TASCO, LLC dated as of August 1, 2012, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on August 3, 2012 (SEC file no. 001-12207).

10.67
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).

10.68
Letter Agreement dated August 6, 2007, between Triarc Companies, Inc. and Trian Fund Management, L.P., incorporated herein by reference to Exhibit 10.7 to Triarc’s Current Report on Form 8-K filed on August 10, 2007 (SEC file no. 001-02207).

10.69
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

10.70
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

10.71
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

10.72
Employment Agreement effective September 12, 2011 by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.73
Amendment to Employment Agreement effective as of June 2, 2014 between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on June 3, 2014 (SEC file no. 001-02207).**

10.74
Special Executive Deferred Compensation Plan by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.75
Letter Agreement dated as of January 17, 2012 by and between The Wendy’s Company and R. Scott Toop, incorporated herein by reference to Exhibit 10.79 of The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2012 (SEC file no. 001-02207).**

10.76
Separation Agreement and Release executed on December 17, 2015 by and between Wendy’s International, LLC and R. Scott Toop, incorporated herein by reference to Exhibit 10.88 to The Wendy’s Company Form 10-K for the fiscal year ended January 3, 2016 (SEC file no. 001-02207).**

10.77
Letter Agreement dated as of April 23, 2012 by and between The Wendy’s Company and Scott Weisberg, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.78
Employment Letter between The Wendy’s Company and Todd Penegor dated as of May 8, 2013, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.79
Employment Letter between The Wendy’s Company and Robert Wright dated as of November 1, 2013, incorporated herein by reference to Exhibit 10.81 of The Wendy’s Company Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (SEC file no. 001-02207).**

10.80
Employment Letter between The Wendy’s Company and Liliana Esposito dated as of May 8, 2014, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.81
Employment Letter between The Wendy’s Company and Kurt Kane dated as of March 27, 2015, incorporated herein by reference to Exhibit 10.8 of The Wendy’s Company Form 10-Q for the quarter ended June 28, 2015 (SEC file no. 001-02207).**

10.82
Employment Letter between The Wendy’s Company and David Trimm dated as of May 21, 2015, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended July 3, 2016 (SEC file no. 001-02207).**

10.83
Employment Letter between The Wendy’s Company and Gunther Plosch dated as of April 7, 2016, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended April 3, 2016 (SEC file no. 001-02207).**

10.84
Employment Letter between The Wendy’s Company and E. J. Wunsch dated as of September 6, 2016, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended October 2, 2016 (SEC file no. 001-02207).**

10.85
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.86
Form of Indemnification Agreement of The Wendy’s Company, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.87
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.88
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.89
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

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

THE WENDY’S COMPANY (Registrant)
February 28, 2018	By: /s/ TODD A. PENEGOR
Todd A. Penegor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2018 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Titles
/s/ TODD A. PENEGOR	President, Chief Executive Officer and Director
(Todd A. Penegor)	(Principal Executive Officer)
/s/ GUNTHER PLOSCH	Chief Financial Officer
(Gunther Plosch)	(Principal Financial Officer)
/s/ LEIGH A. BURNSIDE	Chief Accounting Officer
(Leigh A. Burnside)	(Principal Accounting Officer)
/s/ NELSON PELTZ	Chairman and Director
(Nelson Peltz)
/s/ PETER W. MAY	Vice Chairman and Director
(Peter W. May)
/s/ EMIL J. BROLICK	Director
(Emil J. Brolick)
/s/ KRISTIN A. DOLAN	Director
(Kristin A. Dolan)
/s/ KENNETH W. GILBERT	Director
(Kenneth W. Gilbert)
/s/ DENNIS M. KASS	Director
(Dennis M. Kass)
/s/ JOSEPH A. LEVATO	Director
(Joseph A. Levato)
/s/ MICHELLE J. MATHEWS-SPRADLIN	Director
(Michelle J. Mathews-Spradlin)
/s/ MATTHEW H. PELTZ	Director
(Matthew H. Peltz)
/s/ PETER H. ROTHSCHILD	Director
(Peter H. Rothschild)
/s/ ARTHUR B. WINKLEBLACK	Director
(Arthur B. Winkleblack)