Form 10-Q
period 2018-04-01
Wendy's Co
filed 2018-05-08
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018

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
Yes [ ] No [x]

There were 239,213,450 shares of The Wendy’s Company common stock outstanding as of May 2, 2018.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)

	April 1, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$187,709	$171,447
Restricted cash	30,113	32,633
Accounts and notes receivable, net	109,874	114,390
Inventories	3,149	3,156
Prepaid expenses and other current assets	20,086	20,125
Advertising funds restricted assets	91,483	62,602
Total current assets	442,414	404,353
Properties	1,245,377	1,263,059
Goodwill	742,555	743,334
Other intangible assets	1,311,217	1,321,585
Investments	53,669	56,002
Net investment in direct financing leases	229,600	229,089
Other assets	85,006	79,516
Total assets	$4,109,838	$4,096,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$30,838	$30,172
Accounts payable	19,315	22,764
Accrued expenses and other current liabilities	99,307	111,624
Advertising funds restricted liabilities	100,646	62,602
Total current liabilities	250,106	227,162
Long-term debt	2,777,183	2,724,230
Deferred income taxes	267,156	299,053
Deferred franchise fees	92,727	10,881
Other liabilities	259,669	262,409
Total liabilities	3,646,841	3,523,735
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 240,199 and 240,512 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,878,804	2,885,955
Accumulated deficit	(233,700)	(163,289)
Common stock held in treasury, at cost; 230,225 and 229,912 shares, respectively	(2,177,024)	(2,150,307)
Accumulated other comprehensive loss	(52,125)	(46,198)
Total stockholders’ equity	462,997	573,203
Total liabilities and stockholders’ equity	$4,109,838	$4,096,938

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Unaudited)
Revenues:
Sales	$153,649	$148,212
Franchise royalty revenue and fees	97,908	94,690
Franchise rental income	50,107	42,917
Advertising funds revenue	78,900	—
	380,564	285,819
Costs and expenses:
Cost of sales	132,219	124,543
Franchise support and other costs	6,173	3,643
Franchise rental expense	23,263	18,868
Advertising funds expense	78,900	—
General and administrative	50,356	51,314
Depreciation and amortization	32,152	29,165
System optimization losses (gains), net	570	(1,407)
Reorganization and realignment costs	2,626	181
Impairment of long-lived assets	206	510
Other operating income, net	(1,163)	(1,718)
	325,302	225,099
Operating profit	55,262	60,720
Interest expense, net	(30,178)	(28,975)
Loss on early extinguishment of debt	(11,475)	—
Other income, net	744	389
Income before income taxes	14,353	32,134
Benefit from (provision for) income taxes	5,806	(9,793)
Net income	$20,159	$22,341

Basic and diluted net income per share	$.08	$.09

Dividends per share	$.085	$.07

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Unaudited)
Net income	$20,159	$22,341
Other comprehensive (loss) income, net:
Foreign currency translation adjustment	(6,044)	1,945
Change in unrecognized pension loss:
Unrealized gains arising during the period	156	156
Income tax provision	(39)	(60)
	117	96
Effect of cash flow hedges:
Reclassification of losses into Net income	—	723
Income tax provision	—	(278)
	—	445
Other comprehensive (loss) income, net	(5,927)	2,486
Comprehensive income	$14,232	$24,827

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Unaudited)
Cash flows from operating activities:
Net income	$20,159	$22,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,152	29,165
Share-based compensation	4,458	3,559
Impairment of long-lived assets	206	510
Deferred income tax	(9,799)	(938)
Non-cash rental income, net	(3,239)	(2,728)
Net receipt of deferred vendor incentives	7,340	9,602
System optimization losses (gains), net	570	(1,407)
Distributions received from TimWen joint venture	2,907	2,439
Equity in earnings in joint ventures, net	(1,824)	(1,846)
Loss on early extinguishment of debt	11,475	—
Accretion of long-term debt	313	308
Amortization of deferred financing costs	1,427	2,000
Reclassification of unrealized losses on cash flow hedges	—	723
Other, net	2,729	1,420
Changes in operating assets and liabilities:
Accounts and notes receivable, net	2,934	(1,818)
Inventories	7	130
Prepaid expenses and other current assets	4	(1,328)
Advertising funds restricted assets and liabilities	17,189	3,653
Accounts payable	146	(2,485)
Accrued expenses and other current liabilities	(20,443)	(21,180)
Net cash provided by operating activities	68,711	42,120
Cash flows from investing activities:
Capital expenditures	(10,569)	(14,811)
Dispositions	351	1,650
Notes receivable, net	(872)	(1,754)
Payments for investments	(12)	(58)
Net cash used in investing activities	(11,102)	(14,973)
Cash flows from financing activities:
Proceeds from long-term debt	928,167	4,511
Repayments of long-term debt	(871,747)	(10,670)
Deferred financing costs	(17,340)	(415)
Repurchases of common stock	(39,372)	(16,026)
Dividends	(20,355)	(17,273)
Proceeds from stock option exercises	9,385	4,459
Payments related to tax withholding for share-based compensation	(8,321)	(2,559)
Contingent consideration payment	(6,100)	—
Net cash used in financing activities	(25,683)	(37,973)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	31,926	(10,826)
Effect of exchange rate changes on cash	(2,482)	782
Net increase (decrease) in cash, cash equivalents and restricted cash	29,444	(10,044)
Cash, cash equivalents and restricted cash at beginning of period	212,824	275,949
Cash, cash equivalents and restricted cash at end of period	$242,268	$265,905

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Three Months Ended
	April 1, 2018	April 2, 2017
	(Unaudited)
Supplemental cash flow information:
Cash paid for:
Interest	$33,096	$28,497
Income taxes, net of refunds	1,913	792

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$6,466	$7,048
Capitalized lease obligations	1,101	44,483
Accrued debt issuance costs	332	—

	April 1, 2018	December 31, 2017
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$187,709	$171,447
Restricted cash	30,113	32,633
Restricted cash, included in Advertising funds restricted assets	24,441	8,579
Restricted cash, included in Other assets	5	165
Total cash, cash equivalents and restricted cash	$242,268	$212,824

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of April 1, 2018 and the results of our operations and cash flows for the three months ended April 1, 2018 and April 2, 2017. The results of operations for the three months ended April 1, 2018 are not necessarily indicative of the results to be expected for the full 2018 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”).

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

The Company has reclassified certain costs associated with the Company’s franchise operations to “Franchise support and other costs,” which were previously recorded to “Other operating expense (income), net.” The costs reclassified include costs incurred to provide direct support services to our franchisees, as well as certain other direct and incremental costs for the Company’s franchise operations. Also, the Company reclassified certain restaurant operational costs from “General and administrative” to “Cost of sales.” The Company believes this new presentation will aid users in understanding its results of operations. The prior period reflects the reclassifications of these expenses to conform to the current year presentation. There was no impact to operating profit, income before income taxes or net income as a result of these reclassifications.

The following table illustrates the expense reclassifications made to the condensed consolidated statement of operations for the three months ended April 2, 2017:

		Reclassifications
	As Previously Reported	Franchise support and other costs	Restaurant operational costs	As Currently Reported
Cost of sales	$123,407	$—	$1,136	$124,543
Franchise support and other costs	—	3,643	—	3,643
General and administrative	52,450	—	(1,136)	51,314
Other operating expense (income), net	1,925	(3,643)	—	(1,718)
	$177,782	$—	$—	$177,782

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(2) New Accounting Standards

New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance on leases, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new guidance, which is effective beginning with our 2019 fiscal year, requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. We are currently implementing a new lease management system to facilitate the adoption of this guidance. As shown in Note 13, there are $1,565,423 in future minimum rental payments for operating leases that are not currently on our balance sheet; therefore, we expect this will have a material impact on our consolidated balance sheets and related disclosures. We do not expect the adoption of this guidance to have a material impact on our consolidated statements of operations and statements of cash flows.

New Accounting Standards Adopted

In May 2017, the FASB issued new guidance on the scope of modification accounting for share-based payment arrangements. The new guidance provides relief to entities that make non-substantive changes to their share-based payment arrangements. The Company adopted this amendment, prospectively, during the first quarter of 2018. The adoption of this guidance did not impact our condensed consolidated financial statements.

In January 2017, the FASB issued an amendment that clarifies the definition of a business in determining whether to account for a transaction as an asset acquisition or a business combination. The Company adopted this amendment, prospectively, during the first quarter of 2018. The adoption of this guidance did not impact our condensed consolidated financial statements.

In November 2016, the FASB issued an amendment that clarifies guidance for proper classification and presentation of restricted cash in the statement of cash flows. Accordingly, changes in restricted cash that have historically been included within operating, investing and financing activities have been eliminated, and restricted cash, including the restricted cash of the national advertising funds, is combined with cash and cash equivalents when reconciling the beginning and end of period balances for all periods presented. The Company adopted this amendment during the first quarter of 2018. The adoption of the amendment resulted in an increase in net cash used in investing activities of $8,545 during the first quarter of 2017. In addition, net cash provided by operating activities during the first quarter of 2017 increased $3,468, primarily due to changes in restricted cash of the national advertising funds. Because of the inclusion of restricted cash in the beginning and end of period balances, cash, cash equivalents and restricted cash as presented in the statement of cash flows increased $72,670 and $77,709 as of April 2, 2017 and January 1, 2017, respectively. This amendment did not impact the Company’s condensed consolidated statements of operations and condensed consolidated balance sheets.

In August 2016, the FASB issued an amendment that provides guidance for proper classification of certain cash receipts and payments in the statement of cash flows. Upon adoption in the first quarter of 2018, the Company elected to use the nature of distribution approach for all distributions it receives from its equity method investees. The adoption of this guidance did not impact our condensed consolidated financial statements.

In March 2016, the FASB issued an amendment that provides guidance on extinguishing financial liabilities for certain prepaid stored-value products. The Company adopted this amendment during the first quarter of 2018. The adoption of this guidance did not impact our condensed consolidated financial statements.

In January 2016, the FASB issued an amendment that revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The Company adopted this amendment during the first quarter of 2018. The adoption of this guidance did not impact our condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Revenue Recognition

In May 2014, the FASB issued amended guidance for revenue recognition. The new guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the guidance is that an entity should recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Additionally, the guidance requires improved disclosure to help users of financial statements better understand the nature, amount, timing and uncertainty of revenue that is recognized. The Company adopted the new guidance on January 1, 2018. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

The Company applied the new guidance using the modified retrospective method, whereby the cumulative effect of initially adopting the guidance was recognized as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative period has not been adjusted and continues to be reported under the previous revenue recognition guidance. The details of the significant changes and quantitative impact of the changes are discussed below. See Note 3 for further information regarding our revenue policies and disaggregation of our sources of revenue.

Franchise Fees

Under previous revenue recognition guidance, new build technical assistance fees and development fees were recognized as revenue when a franchised restaurant opened, as all material services and conditions related to the franchise fee had been substantially performed upon the restaurant opening. In addition, under previous guidance, technical assistance fees received in connection with sales of Company-operated restaurants to franchisees and facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”), as well as renewal fees, were recognized as revenue when the license agreements were signed and the restaurant opened. Under the new guidance, these franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. As such, these franchise fees are recognized over the contractual term of the franchise agreement.

National Advertising Funds

The Company maintains two national advertising funds (the “Advertising Funds”) established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants in the U.S. and Canada. Previously, the revenue, expenses and cash flows of such Advertising Funds were not included in the Company’s condensed consolidated statements of operations and statements of cash flows because the contributions to these Advertising Funds were designated for specific purposes and the Company acted as an agent, in substance, with regard to these contributions as a result of industry-specific guidance. Under the new guidance, which superseded the previous industry-specific guidance, the revenue, expenses and cash flows of the Advertising Funds are fully consolidated into the Company’s condensed consolidated statements of operations and statements of cash flows. In addition, the Company reclassified the total stockholders’ equity of the Advertising Funds from “Advertising funds restricted liabilities” to “Accumulated deficit” upon adoption of the guidance. Upon the full consolidation of the Advertising Funds, the Company also eliminated certain amounts due to and from affiliates from “Advertising funds restricted assets” and “Advertising funds restricted liabilities.” The Company allocates a portion of its advertising funds expense to “Cost of sales” based on a percentage of sales of Company-operated restaurants. Our significant interim accounting policies include the recognition of advertising funds expense in proportion to advertising funds revenue.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Impacts on Financial Statements

The following table summarizes the impacts of adopting the revenue recognition standard on the Company’s condensed consolidated financial statements as of and for the three months ended April 1, 2018:

		Adjustments
	As Reported	Franchise Fees	Advertising Funds	Balances Without Adoption
Condensed Consolidated Balance Sheet
Accrued expenses and other current liabilities	$99,307	$(3,076)	$—	$96,231
Advertising funds restricted liabilities	100,646	—	(6,645)	94,001
Total current liabilities	250,106	(3,076)	(6,645)	240,385
Deferred income taxes	267,156	21,774	—	288,930
Deferred franchise fees	92,727	(81,482)	—	11,245
Total liabilities	3,646,841	(62,784)	(6,645)	3,577,412
Accumulated deficit	(233,700)	62,921	6,645	(164,134)
Accumulated other comprehensive loss	(52,125)	(137)	—	(52,262)
Total stockholders’ equity	462,997	62,784	6,645	532,426

Condensed Consolidated Statement of Operations
Franchise royalty revenue and fees (a)	$97,908	$(866)	$—	$97,042
Advertising funds revenue	78,900	—	(78,900)	—
Total revenues	380,564	(866)	(78,900)	300,798
Advertising funds expense	78,900	—	(78,900)	—
Total costs and expenses	325,302	—	(78,900)	246,402
Operating profit	55,262	(866)	—	54,396
Income before income taxes	14,353	(866)	—	13,487
Benefit from income taxes	5,806	222	—	6,028
Net income	20,159	(644)	—	19,515

Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$20,159	$(644)	$—	$19,515
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	(9,799)	(222)	—	(10,021)
Other, net	2,729	(337)	—	2,392
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	(20,443)	1,203	—	(19,240)
_______________

(a)
Adjustment includes the reversal of franchise fees recognized over time under the new revenue recognition guidance of $2,688, as well as franchisee fees of $1,822 that would have been recognized under the previous revenue recognition guidance when the license agreements were signed and the restaurant opened. See Note 3 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(3) Revenue

Nature of Goods and Services

Wendy’s franchises and operates Wendy’s® quick-service restaurants specializing in hamburger sandwiches throughout North America. Wendy’s also has franchised restaurants in 29 foreign countries and U.S. territories other than North America. At April 1, 2018, Wendy’s operated and franchised 337 and 6,296 restaurants, respectively. The following is a description of the principal activities from which revenue is generated.

Company-Operated

Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited time basis and some restaurants in the U.S. also offer breakfast.

Franchised

The rights and obligations governing franchised restaurants are set forth in the franchise agreement. The franchise agreement provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The franchise agreement generally provides for a 20-year term and a 10-year renewal subject to certain conditions. The initial term may be extended up to 25 years and the renewal extended up to 20 years for qualifying restaurants under certain new restaurant development and remodel incentive programs.

The franchise agreement requires that the franchisee pay a royalty based on a percentage of sales of the franchised restaurant, as well as make contributions to the Advertising Funds based on a percentage of sales. The agreement also typically requires that the franchisee pay Wendy’s a technical assistance fee. The technical assistance fee is used to defray some of the costs to Wendy’s for training, start-up and transitional services related to new and existing franchisees acquiring restaurants and in the development and opening of new restaurants.

Wendy’s also enters into development agreements with certain franchisees. The development agreement provides the franchisee with the right to develop a specified number of new Wendy’s restaurants using the Image Activation design within a stated, non-exclusive territory for a specified period, subject to the franchisee meeting interim new restaurant development requirements.

Wendy’s owns and leases sites from third parties, which it leases and/or subleases to franchisees. Noncancelable lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. The lease term for properties leased or subleased to franchisees is determined based upon the economic detriment to the franchisee and includes consideration of the length of the franchise agreement, historical performance of the restaurant and the existence of bargain renewal options.

Royalties and contributions to the Advertising Funds are generally due within the month subsequent to which the revenue was generated through sales of the franchised restaurant. Technical assistance fees, renewal fees and development fees are generally due upon execution of the related franchise agreement. Rental income is due in accordance with the terms of each lease, which is generally at the beginning of each month.

Significant Accounting Policy

“Sales” includes revenues recognized upon delivery of food to the customer at Company-operated restaurants. “Sales” excludes taxes collected from the Company’s customers. Revenue is recognized when the performance obligation is satisfied, which occurs upon delivery of food to the customer. “Sales” also includes income for gift cards. Gift card payments are recorded as deferred income when received and are recognized as revenue in proportion to actual gift card redemptions.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

“Franchise royalty revenue and fees” includes royalties, new build technical assistance fees, renewal fees, Franchise Flip technical assistance fees, Franchise Flip advisory fees and development fees. Royalties from franchised restaurants are based on a percentage of sales of the franchised restaurant and are recognized as earned. New build technical assistance fees, renewal fees and Franchise Flip technical assistance fees are recorded as deferred revenue when received and recognized as revenue over the contractual term of the franchise agreements, once the restaurant has opened. Development fees are deferred when received, allocated to each agreed upon restaurant, and recognized as revenue over the contractual term of each respective franchise agreement, once the restaurant has opened. These franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. Franchise Flip advisory fees include valuation services and fees for selecting pre-approved buyers for Franchise Flips. Franchise Flip advisory fees are paid by the seller and are recognized as revenue at closing of the Franchise Flip transaction.
“Advertising funds revenue” includes contributions to the Advertising Funds by franchisees. Revenue related to these contributions is based on a percentage of sales of the franchised restaurants and is recognized as earned.
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

Disaggregation of Revenue

The following table disaggregates revenue by primary geographical market and source:

Three Months Ended
April 1, 2018
Primary geographical markets
United States	$359,635
Canada	16,337
International	4,592
Total revenue	$380,564

Sources of revenue
Sales at Company-operated restaurants	$153,649
Franchise royalty revenue	89,943
Franchise fees	7,965
Franchise rental income	50,107
Advertising funds revenue	78,900
Total revenue	$380,564

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

April 1, 2018
Receivables, which are included in “Accounts and notes receivable, net” (a)	$47,762
Receivables, which are included in “Advertising funds restricted assets”	42,947
Deferred franchise fees (b)	102,761
_______________

(a)	Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)	Deferred franchise fees of $10,034 and $92,727 are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees,” respectively.

Significant changes in deferred franchise fees are as follows:

Three Months Ended
April 1, 2018
Deferred franchise fees at beginning of period	$102,492
Revenue recognized during the period	(2,688)
New deferrals due to cash received and other	2,957
Deferred franchise fees at end of period	$102,761

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2018 (a)	$6,281
2019	6,629
2020	5,955
2021	5,590
2022	5,388
Thereafter	72,918
$102,761
_______________

(a)
Represents franchise fees expected to be recognized for the remainder of the 2018 fiscal year, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

(4) System Optimization Losses (Gains), Net

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating Franchise Flips. The Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system as of January 1, 2017. While the Company has no plans to reduce its ownership below the 5% level, Wendy’s will continue to optimize its system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base and drive new restaurant development and accelerate reimages in the Image Activation format. During the three months ended April 2, 2017, the Company facilitated 116 Franchise Flips. No Franchise Flips occurred during the three months ended April 1, 2018.

As part of our system optimization initiative, the Company acquired 140 Wendy’s restaurants on May 31, 2017 from DavCo Restaurants, LLC (“DavCo”), which were immediately sold to NPC International, Inc. (“NPC”), an existing franchisee of the Company. As part of the DavCo acquisition, the Company recognized a supplemental purchase price liability of $6,269, of which $6,100 was settled during the three months ended April 1, 2018.

Gains and losses recognized on dispositions are recorded to “System optimization losses (gains), net” in our condensed consolidated statements of operations. Costs related to dispositions under our system optimization initiative were recorded to “Reorganization and realignment costs,” which are further described in Note 5. All other costs incurred related to facilitating Franchise Flips are recorded to “Franchise support and other costs.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended
	April 1, 2018	April 2, 2017
Post-closing adjustments on sales of restaurants (a)	$(212)	$900
(Loss) gain on sales of other assets, net (b)	(358)	507
System optimization (losses) gains, net	$(570)	$1,407
_______________

(a)
The three months ended April 1, 2018 includes cash proceeds, net of payments of $6. The three months ended April 2, 2017 includes the recognition of a deferred gain of $312 as a result of the resolution of certain contingencies related to the extension of lease terms for a Canadian restaurant.

(b)
During the three months ended April 1, 2018 and April 2, 2017, the Company received cash proceeds of $345 and $1,650, respectively, primarily from the sale of surplus properties. The three months ended April 2, 2017 also includes the recognition of a deferred gain of $375 related to the sale of a share in an aircraft.

As of April 1, 2018 and December 31, 2017, the Company had assets held for sale of $2,437 and $2,235, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended
	April 1, 2018	April 2, 2017
G&A realignment	$2,626	$—
System optimization initiative	—	181
Reorganization and realignment costs	$2,626	$181

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. The Company expects to incur total costs aggregating approximately $28,000 to $33,000 related to the plan. The Company recognized costs totaling $2,626 during the three months ended April 1, 2018, which primarily included severance and related employee costs. The Company expects to incur additional costs aggregating approximately $3,000 to $8,000, comprised of (1) severance and related employee costs of approximately $1,000, (2) recruitment and relocation costs of approximately $3,000, (3) third-party and other costs of approximately $1,000 and (4) share-based compensation of approximately $2,000. The Company expects to continue to recognize costs associated with the plan into 2019.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded as a result of the G&A realignment plan:

	Three Months Ended	Total Incurred Since Inception
	April 1, 2018
Severance and related employee costs	$2,059	$17,015
Recruitment and relocation costs	148	637
Third-party and other costs	328	1,419
	2,535	19,071
Share-based compensation (a)	91	5,218
Total G&A realignment	$2,626	$24,289
_______________

(a)	Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our G&A realignment plan.

As of April 1, 2018, the accruals for our G&A realignment plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $8,781 and $2,731, respectively. The table below presents a rollforward of our accruals for the plan.

	Balance December 31, 2017	Charges	Payments	Balance April 1, 2018
Severance and related employee costs	$12,093	$2,059	$(2,844)	$11,308
Recruitment and relocation costs	177	148	(121)	204
Third-party and other costs	—	328	(328)	—
	$12,270	$2,535	$(3,293)	$11,512

System Optimization Initiative

The Company recognized costs related to its system optimization initiative, which included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating Franchise Flips.

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Three Months Ended	Total Incurred Since Inception
	April 2, 2017
Severance and related employee costs	$3	$18,237
Professional fees	130	17,448
Other	48	5,813
	181	41,498
Accelerated depreciation and amortization (a)	—	25,398
Share-based compensation (b)	—	5,013
Total system optimization initiative	$181	$71,909
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

The table below presents a rollforward of our accrual for our system optimization initiative, which is included in “Accrued expenses and other current liabilities.” As of April 1, 2018, no accrual remained.

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

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Three Months Ended
	April 1, 2018	April 2, 2017
Balance at beginning of period	$55,363	$54,545

Investment	12	58

Equity in earnings for the period	2,420	2,415
Amortization of purchase price adjustments (a)	(596)	(569)
	1,824	1,846
Distributions received	(2,907)	(2,439)
Foreign currency translation adjustment included in “Other comprehensive (loss) income, net” and other	(1,262)	508
Balance at end of period	$53,030	$54,518
_______________

(a)	Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(7) Long-Term Debt

Long-term debt consisted of the following:

	April 1, 2018	December 31, 2017
Series 2018-1 Class A-2 Notes:
3.573% Series 2018-1 Class A-2-I Notes, anticipated repayment date 2025	$448,875	$—
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	473,813	—
Series 2015-1 Class A-2 Notes:
3.371% Series 2015-1 Class A-2-I Notes, repaid with 2018 refinancing	—	855,313
4.080% Series 2015-1 Class A-2-II Notes, anticipated repayment date 2022	877,500	879,750
4.497% Series 2015-1 Class A-2-III Notes, anticipated repayment date 2025	487,500	488,750
7% debentures, due in 2025	89,827	89,514
Capital lease obligations, due through 2045	467,331	467,964
Unamortized debt issuance costs	(36,825)	(26,889)
	2,808,021	2,754,402
Less amounts payable within one year	(30,838)	(30,172)
Total long-term debt	$2,777,183	$2,724,230

On January 17, 2018, Wendy’s Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of the Company, completed a refinancing transaction under which the Master Issuer issued fixed rate senior secured notes in the following 2018-1 series: Class A-2-I with an initial principal amount of $450,000 and Class A-2-II with an initial principal amount of $475,000 (collectively, the “Series 2018-1 Class A-2 Notes”). Interest payments on the Series 2018-1 Class A-2 Notes are payable on a quarterly basis. The legal final maturity date of the Series 2018-1 Class A-2 Notes is in March 2048. If the Master Issuer has not repaid or redeemed the Series 2018-1 Class A-2 Notes prior to the respective anticipated repayment date, additional interest will accrue on these notes equal to the greater of (1) 5.00% per annum and (2) a per annum interest rate equal to the excess, if any, by which the sum of (a) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on such anticipated repayment date of the United States Treasury Security having a term closest to 10 years, plus (b) 5.00%, plus (c) (i) with respect to the Series 2018-1 Class A-2-I Notes, 1.35%, and (ii) with respect to the Series 2018-1 Class A-2-II Notes, 1.58%, exceeds the original interest rate with respect to such tranche. The net proceeds from the sale of the Series 2018-1 Class A-2 Notes were used to redeem the Master Issuer’s outstanding Series 2015-1 Class A-2-I Notes, to pay prepayment and transaction costs, and for general corporate purposes. As a result, the Company recorded a loss on early extinguishment of debt of $11,475 during the three months ended April 1, 2018, which was comprised of the write-off of certain deferred financing costs and a specified make-whole payment. The Series 2018-1 Class A-2 Notes have scheduled principal payments of $9,250 annually from 2018 through 2024, $423,250 in 2025, $4,750 in each 2026 through 2027 and $427,500 in 2028.

Concurrently, the Master Issuer entered into a revolving financing facility of Series 2018-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2018-1 Class A-1 Notes” and, together with the Series 2018-1 Class A-2 Notes, the “Series 2018-1 Senior Notes”), which allows for the drawing of up to $150,000 using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2018-1 Class A-1 Notes during the three months ended April 1, 2018. The Series 2015-1 Class A-1 Notes were canceled on the closing date and the letters of credit outstanding against the Series 2015-1 Class A-1 Notes were transferred to the Series 2018-1 Class A-1 Notes.

The Series 2018-1 Senior Notes are secured by substantially all of the assets of the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors (the “Guarantors”), excluding certain real estate assets and subject to certain limitations. The Series 2018-1 Senior Notes are subject to the same series of covenants and restrictions as the Series 2015-1 Senior Notes.

During the three months ended April 1, 2018, the Company incurred debt issuance costs of $17,672 in connection with the issuance of the Series 2018-1 Senior Notes. The debt issuance costs will be amortized to “Interest expense, net” through the anticipated repayment dates of the Series 2018-1 Senior Notes utilizing the effective interest rate method.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. Neither the Company, nor Wendy’s, is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations. During the three months ended April 1, 2018, the Company borrowed and repaid $3,167 and $4,454 under the line of credit, respectively. During the three months ended April 2, 2017, the Company borrowed and repaid $4,511 under the line of credit.

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	April 1, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$19,495	$19,495	$338	$338	Level 1
Non-current cost method investments (a)	639	327,479	639	327,710	Level 3

Financial liabilities
Series 2018-1 Class A-2-I Notes (b)	448,875	440,167	—	—	Level 2
Series 2018-1 Class A-2-II Notes (b)	473,813	464,432	—	—	Level 2
Series 2015-1 Class A-2-I Notes (b)	—	—	855,313	856,510	Level 2
Series 2015-1 Class A-2-II Notes (b)	877,500	880,133	879,750	897,961	Level 2
Series 2015-1 Class A-2-III Notes (b)	487,500	497,494	488,750	513,188	Level 2
7% debentures, due in 2025 (b)	89,827	105,750	89,514	107,000	Level 2
Guarantees of franchisee loan obligations (c)	32	32	37	37	Level 3
_______________

(a)
On February 5, 2018, a subsidiary of ARG Holding Corporation (“ARG Parent”) acquired Buffalo Wild Wings, Inc. As a result, our ownership interest was diluted to 12.3% and now includes both the Arby’s and Buffalo Wild Wings brands under the newly formed combined company, Inspire Brands. The fair value of our indirect investment in Inspire Brands is based on a price per share that was determined at the time that ARG Parent financed the acquisition of Buffalo Wild Wings. In the future, the fair value is expected to be calculated by applying a multiple to Inspire Brand’s adjusted earnings before income taxes, depreciation and amortization. The carrying value of our indirect investment was reduced to zero during 2013 in connection with the receipt of a dividend. The fair values of our remaining investments are not significant and are based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments.

(b)	The fair values were based on quoted market prices in markets that are not considered active markets.

(c)
Wendy’s has provided loan guarantees to various lenders on behalf of franchisees entering into debt arrangements for equipment financing. We have accrued a liability for the fair value of these guarantees, the calculation of which was based upon a weighted average risk percentage established at inception and adjusted for a history of defaults.

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

Total impairment losses may also include the impact of remeasuring long-lived assets held for sale, which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represents the remaining carrying value and were estimated based on current market values. See Note 9 for further information on impairment of our long-lived assets.

		Fair Value Measurements
	April 1, 2018	Level 1	Level 2	Level 3
Held and used	$—	$—	$—	$—
Held for sale	427	—	—	427
Total	$427	$—	$—	$427

		Fair Value Measurements
	December 31, 2017	Level 1	Level 2	Level 3
Held and used	$757	$—	$—	$757
Held for sale	1,560	—	—	1,560
Total	$2,317	$—	$—	$2,317

Total impairment losses for the three months ended April 1, 2018 and April 2, 2017, included remeasuring long-lived assets held and used of $165 and $17, respectively, and remeasuring long-lived assets held for sale of $41 and $493, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(9) Impairment of Long-Lived Assets

During the three months ended April 1, 2018 and April 2, 2017, the Company recorded impairment charges on long-lived assets as a result of closing Company-operated restaurants and classifying such surplus properties as held for sale.

During the three months ended April 1, 2018, the Company recorded impairment charges on long-lived assets as a result of the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants. Additionally, during the three months ended April 2, 2017, the Company recorded impairment charges as a result of the deterioration in operating performance of certain Company-operated restaurants and charges for capital improvements in previously impaired restaurants that did not subsequently recover.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended
	April 1, 2018	April 2, 2017
Restaurants leased or subleased to franchisees	$165	$—
Surplus properties	41	493
Company-operated restaurants	—	17
	$206	$510

(10) Income Taxes

The Company’s effective tax rate for the three months ended April 1, 2018 and April 2, 2017 was (40.5)% and 30.5%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% and 35% in the first quarter of 2018 and 2017, respectively, primarily due to (1) net excess tax benefits related to share-based payments, which resulted in a benefit of $6,093 in the first quarter of 2018, (2) the impact of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and (3) state income taxes.

On December 22, 2017, the U.S. government enacted the Tax Act. In our continued analysis of the impact of the Tax Act in the first quarter of 2018 under Staff Accounting Bulletin 118, we have adjusted our provisional amounts for a discrete net tax benefit of $3,623. This net benefit includes $5,578 for the tax benefit of foreign tax credits, partially offset by a net expense of $1,955 related to the impact of the corporate rate reduction on our net deferred tax liabilities. The ultimate impact of the Tax Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued.

There were no significant changes to unrecognized tax benefits or related interest and penalties for the Company for the three months ended April 1, 2018.

The current portion of refundable income taxes was $24,697 and $26,262 as of April 1, 2018 and December 31, 2017, respectively, and is included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(11) Net Income Per Share

Basic net income per share was computed by dividing net income amounts by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended
	April 1, 2018	April 2, 2017
Common stock:
Weighted average basic shares outstanding	239,928	246,606
Dilutive effect of stock options and restricted shares	8,491	7,633
Weighted average diluted shares outstanding	248,419	254,239

Diluted net income per share for the three months ended April 1, 2018 and April 2, 2017 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 2,711 and 132 for the three months ended April 1, 2018 and April 2, 2017, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(12) Stockholders’ Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Three Months Ended
	April 1, 2018	April 2, 2017
Balance at beginning of period	$573,203	$527,736
Comprehensive income	14,232	24,827
Cash dividends	(20,355)	(17,273)
Repurchases of common stock	(39,407)	(17,823)
Share-based compensation	4,458	3,559
Exercises of stock options	3,578	4,418
Vesting of restricted shares	(2,550)	(2,518)
Cumulative effect of change in accounting principle (a)	(70,210)	1,880
Other	48	43
Balance at end of period	$462,997	$524,849
_______________

(a)
During the three months ended April 1, 2018, the Company recognized a net increase to “Accumulated deficit” of $70,210 as a result of adoption of amended guidance for revenue recognition. The net increase resulted from an increase to deferred franchise fees of $85,561 and a decrease to “Deferred income taxes” of $21,996 as a result of now deferring franchise fees over the contractual term of the franchise agreements. Additionally, a decrease to “Advertising funds restricted liabilities” of $6,645 was recognized as a result of a reclassification of the total stockholders’ equity of the Advertising Funds as of December 31, 2017. See Note 2 for further information.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Repurchases of Common Stock

In February 2018, our Board of Directors authorized a repurchase program for up to $175,000 of our common stock through March 3, 2019, when and if market conditions warrant and to the extent legally permissible. During the three months ended April 1, 2018, the Company repurchased 989 shares with an aggregate purchase price of $16,741, of which $1,294 was accrued at April 1, 2018, and excluding commissions of $14. Subsequent to April 1, 2018 through May 2, 2018, the Company repurchased 1,102 shares with an aggregate purchase price of $18,899, excluding commissions of $15.

In February 2017, our Board of Directors authorized a repurchase program for up to $150,000 of our common stock through March 4, 2018, when and if market conditions warranted and to the extent legally permissible. During the three months ended April 1, 2018, the Company completed the $150,000 program with the repurchase of 1,385 shares with an aggregate purchase price of $22,633, excluding commissions of $19. During the three months ended April 2, 2017, the Company repurchased 1,319 shares with an aggregate purchase price of $17,803, of which $1,797 was accrued at April 2, 2017, and excluding commissions of $20.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges (a)	Pension	Total
Balance at December 31, 2017	$(45,149)	$—	$(1,049)	$(46,198)
Current-period other comprehensive (loss) income	(6,044)	—	117	(5,927)
Balance at April 1, 2018	$(51,193)	$—	$(932)	$(52,125)

Balance at January 1, 2017	$(60,299)	$(1,797)	$(1,145)	$(63,241)
Current-period other comprehensive income	1,945	445	96	2,486
Balance at April 2, 2017	$(58,354)	$(1,352)	$(1,049)	$(60,755)
_______________

(a)
Current-period other comprehensive income includes the reclassification of unrealized losses on cash flow hedges from “Accumulated other comprehensive loss” to our condensed consolidated statements of operations of $445 for the three months ended April 2, 2017. The reclassification of unrealized losses on cash flow hedges consists of $723 recorded to “Interest expense,” net of the related income tax benefit of $278 recorded to “Provision for income taxes” for the three months ended April 2, 2017.

(13) Leases

At April 1, 2018, Wendy’s and its franchisees operated 6,633 Wendy’s restaurants. Of the 337 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 147 restaurants, owned the building and held long-term land leases for 141 restaurants and held leases covering land and building for 49 restaurants. Wendy’s also owned 519 and leased 1,294 properties that were either leased or subleased principally to franchisees.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Rental expense for operating leases consists of the following components:

	Three Months Ended
	April 1, 2018	April 2, 2017
Rental expense:
Minimum rentals	$24,854	$19,918
Contingent rentals	4,071	4,288
Total rental expense (a) (b)	$28,925	$24,206
_______________

(a)
Amounts include rental expense related to (1) leases for Company-operated restaurants recorded to “Cost of sales,” (2) leased properties that are subsequently leased to franchisees recorded to “Franchise rental expense” and (3) leases for corporate offices and equipment recorded to “General and administrative.”

(b)	Amounts exclude sublease income of $34,306 and $26,563 recognized during the three months ended April 1, 2018 and April 2, 2017, respectively.

Rental income for operating leases and subleases consists of the following components:

	Three Months Ended
	April 1, 2018	April 2, 2017
Rental income:
Minimum rentals	$46,327	$38,605
Contingent rentals	3,780	4,312
Total rental income	$50,107	$42,917

The following table illustrates the Company’s future minimum rental payments and rental receipts for non-cancelable leases and subleases, including rental receipts for direct financing leases as of April 1, 2018. Rental receipts below are presented separately for owned properties and for leased properties based on the classification of the underlying lease.

	Rental Payments		Rental Receipts
Fiscal Year	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Owned Properties
2018 (a)	$35,711	$72,222	$48,894	$56,676	$40,282
2019	45,624	94,457	65,684	75,847	54,651
2020	46,552	93,419	66,780	75,515	55,260
2021	48,164	92,888	68,595	75,357	56,860
2022	49,272	92,576	69,793	75,721	58,433
Thereafter	760,722	1,119,861	1,057,539	916,592	946,056
Total minimum payments	$986,045	$1,565,423	$1,377,285	$1,275,708	$1,211,542
Less interest	(518,714)
Present value of minimum capital lease payments (b)	$467,331
_______________

(a)	Represents future minimum rental payments and rental receipts for non-cancelable leases and subleases for the remainder of the 2018 fiscal year.

(b)	The present value of minimum capital lease payments of $7,588 and $459,743 are included in “Current portion of long-term debt” and “Long-term debt,” respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	April 1, 2018	December 31, 2017
Land	$271,384	$272,411
Buildings and improvements	312,296	313,108
Restaurant equipment	2,443	2,444
	586,123	587,963
Accumulated depreciation and amortization	(131,690)	(128,003)
	$454,433	$459,960

Our net investment in direct financing leases is as follows:

	April 1, 2018	December 31, 2017
Future minimum rental receipts	$658,218	$662,889
Unearned interest income	(427,984)	(433,175)
Net investment in direct financing leases	230,234	229,714
Net current investment in direct financing leases (a)	(634)	(625)
Net non-current investment in direct financing leases	$229,600	$229,089
_______________

(a)	Included in “Accounts and notes receivable, net.”

During the three months ended April 1, 2018 and April 2, 2017, the Company recognized $7,041 and $4,456 in interest income related to our direct financing leases, respectively, which is included in “Interest expense, net.”

(14) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. During the three months ended April 1, 2018 and April 2, 2017, Wendy’s paid TimWen $2,872 and $2,819, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $54 and $52 during the three months ended April 1, 2018 and April 2, 2017, respectively, which has been included as a reduction to “General and administrative.”

(15) Guarantees and Other Commitments and Contingencies

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $56,677 as of April 1, 2018. These leases extend through 2056. We have not received any notice of default related to these leases as of April 1, 2018. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $452 as of April 1, 2018. These leases expire on various dates through 2021.

Letters of Credit

As of April 1, 2018, the Company had outstanding letters of credit with various parties totaling $31,601. The outstanding letters of credit include amounts outstanding against the Series 2018-1 Class A-1 Notes. We do not expect any material loss to result from these letters of credit.

(16) Legal and Environmental Matters

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

We previously described certain legal proceedings in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2018. There were no material developments in those legal proceedings during the first quarter of 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”). There have been no material changes as of April 1, 2018 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding Item 1 of Part II of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Wendy’s restaurants offer an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, chicken nuggets, chicken tenders, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited basis.

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

We adopted the new accounting guidance for revenue recognition effective January 1, 2018, which had a material impact on our condensed consolidated financial statements. Beginning with the first quarter of 2018, our financial results reflect adoption of the guidance; however, prior period results were not restated. See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Executive Overview

Our Business

As of April 1, 2018, the Wendy’s restaurant system was comprised of 6,633 restaurants, of which 337 were owned and operated by the Company. All of our Company-operated restaurants are located in the U.S.

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

The Company calculates same-restaurant sales and systemwide sales growth on a constant currency basis. Constant currency results exclude the impact of foreign currency translation and are derived by translating current year results at prior year average exchange rates. The Company believes excluding the impact of foreign currency translation provides better year over year comparability.

The non-GAAP financial measure discussed above does not replace the presentation of the Company’s financial results in accordance with GAAP. Because all companies do not calculate non-GAAP financial measures in the same way, this measure as used by other companies may not be consistent with the way the Company calculates such measure.

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. The Company expects that approximately three-quarters of the total G&A expense reduction of approximately $35.0 million will be realized by the end of 2018, with the remainder of the savings being realized in 2019. The Company expects to incur total costs aggregating approximately $28.0 million to $33.0 million, of which $23.0 million to $27.0 million will be cash expenditures, related to such savings. The cash expenditures are expected to continue into 2019, with approximately half of the total cash expenditures occurring in 2018. Costs related to the plan are recorded to “Reorganization and realignment costs.” The Company recognized costs totaling $2.6 million during the first quarter of 2018, which primarily included severance and related employee costs. The Company expects to incur additional costs aggregating approximately $3.0 million to $8.0 million, comprised of (1) severance and related employee costs of approximately $1.0 million, (2) recruitment and relocation costs of approximately $3.0 million, (3) third-party and other costs of approximately $1.0 million and (4) share-based compensation of approximately $2.0 million. The Company expects to continue to recognize costs associated with the plan into 2019.

Cybersecurity Incident

The Company first reported unusual payment card activity affecting some franchise-owned restaurants in February 2016 and that malware had been discovered on certain systems. Subsequently, on June 9, 2016, the Company reported that an additional malware variant had been identified and disabled. On July 7, 2016, the Company, on behalf of affected franchise locations, provided information about specific restaurant locations that may have been impacted by these attacks, all of which are located in the United States, along with support for customers who may have been affected by the malware variants. See the Company’s Annual Report on Form 10-K for further information.

Results of Operations

The tables included throughout Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the first quarter of 2018 and 2017.

	First Quarter
	2018	2017	Change
Revenues:
Sales	$153.7	$148.2	$5.5
Franchise royalty revenue and fees	97.9	94.7	3.2
Franchise rental income	50.1	42.9	7.2
Advertising funds revenue	78.9	—	78.9
	380.6	285.8	94.8
Costs and expenses:
Cost of sales	132.2	124.5	7.7
Franchise support and other costs	6.2	3.6	2.6
Franchise rental expense	23.3	18.9	4.4
Advertising funds expense	78.9	—	78.9
General and administrative	50.4	51.3	(0.9)
Depreciation and amortization	32.1	29.2	2.9
System optimization losses (gains), net	0.6	(1.4)	2.0
Reorganization and realignment costs	2.6	0.2	2.4
Impairment of long-lived assets	0.2	0.5	(0.3)
Other operating income, net	(1.2)	(1.7)	0.5
	325.3	225.1	100.2
Operating profit	55.3	60.7	(5.4)
Interest expense	(30.2)	(29.0)	(1.2)
Loss on early extinguishment of debt	(11.5)	—	(11.5)
Other income, net	0.8	0.4	0.4
Income before income taxes	14.4	32.1	(17.7)
Benefit from (provision for) income taxes	5.8	(9.8)	15.6
Net income	$20.2	$22.3	$(2.1)

	First Quarter
	2018	% of Total Revenues	2017	% of Total Revenues
Revenues:
Sales	$153.7	40.4%	$148.2	51.9%
Franchise royalty revenue and fees:
Royalty revenue	89.9	23.6%	87.1	30.5%
Franchise fees	8.0	2.1%	7.6	2.6%
Total franchise royalty revenue and fees	97.9	25.7%	94.7	33.1%
Franchise rental income	50.1	13.2%	42.9	15.0%
Advertising funds revenue	78.9	20.7%	—	—%
Total revenues	$380.6	100.0%	$285.8	100.0%

	First Quarter
	2018	% of Sales	2017	% of Sales
Cost of sales:
Food and paper	$48.9	31.8%	$45.0	30.4%
Restaurant labor	46.8	30.5%	44.9	30.3%
Occupancy, advertising and other operating costs	36.5	23.8%	34.6	23.3%
Total cost of sales	$132.2	86.1%	$124.5	84.0%

	First Quarter
	2018	% of Sales	2017	% of Sales
Restaurant margin	$21.5	13.9%	$23.7	16.0%

	First Quarter
	2018	2017
Key business measures:
North America same-restaurant sales:
Company-operated	0.8%	0.8%
Franchised	1.7%	1.7%
Systemwide	1.6%	1.6%

Total same-restaurant sales:
Company-operated	0.8%	0.8%
Franchised (a)	1.8%	1.8%
Systemwide (a)	1.8%	1.8%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela due to the impact of Venezuela’s highly inflationary economy).

	First Quarter
	2018	2017
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$153.7	$148.2
North America franchised	2,250.7	2,189.2
International franchised (b)	127.2	112.5
Global systemwide sales	$2,531.6	$2,449.9
________________

(a)
During the first quarter of 2018 and 2017, North America systemwide sales increased 2.8% and 2.5%, respectively, international franchised sales increased 13.7% and 14.1%, respectively, and global systemwide sales increased 3.3% and 3.0%, respectively, on a constant currency basis.

(b)	Excludes Venezuela due to the impact of Venezuela’s highly inflationary economy.

	First Quarter
	Company-operated	North America Franchised	International Franchised	Systemwide
Restaurant count:
Restaurant count at December 31, 2017	337	5,793	504	6,634
Opened	—	16	17	33
Closed	(1)	(24)	(9)	(34)
Net purchased from (sold by) franchisees	1	(1)	—	—
Restaurant count at April 1, 2018	337	5,784	512	6,633

Sales	Change
First Quarter
Sales	$5.5

The increase in sales for the first quarter of 2018 was primarily due to a 0.8% increase in same-restaurant sales. Company-operated same-restaurant sales improved due to an increase in our average per customer check amount, reflecting benefits from strategic price increases on our menu items. Sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants. These increases in same-restaurant sales were partially offset by the adverse impact of inclement weather in the northeastern U.S.

Franchise Royalty Revenue and Fees	Change
First Quarter
Royalty revenue	$2.8
Franchise fees	0.4
$3.2

The increase in franchise royalty revenue during the first quarter of 2018 was primarily due to a 1.8% increase in franchise same-restaurant sales.

The increase in franchise fees during the first quarter of 2018 was primarily due to fees for providing information technology services to franchisees and other miscellaneous franchise fees, as well as the impact of the new accounting guidance for revenue recognition effective January 1, 2018. These increases were largely offset by technical assistance fees from facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”) recognized in the first quarter of 2017. Had the new accounting guidance for revenue recognition been applied on a consistent basis during both the first quarter of 2018 and 2017, franchise fees would have increased $3.4 million in the first quarter of 2018 compared with the first quarter of 2017, primarily due to fees for providing information technology services to franchisees and other miscellaneous franchise fees. See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the new accounting guidance for revenue recognition.

Franchise Rental Income	Change
First Quarter
Franchise rental income	$7.2

The increase in franchise rental income during the first quarter of 2018 was primarily due to subleasing properties to franchisees in connection with facilitating Franchise Flips during 2017.

Advertising Funds Revenue	Change
First Quarter
Advertising funds revenue	$78.9

The Company maintains two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants in the U.S. and Canada. Franchisees make contributions to the national advertising funds based on a percentage of sales of the franchised restaurants. Under the new accounting guidance for revenue recognition effective January 1, 2018, the revenue of the national advertising funds is fully consolidated into the Company’s condensed consolidated statements of operations.

Cost of Sales, as a Percent of Sales	Change
First Quarter
Food and paper	1.4%
Restaurant labor	0.2%
Occupancy, advertising and other operating costs	0.5%
2.1%

The increase in cost of sales, as a percent of sales, during the first quarter of 2018 was primarily due to (1) an increase in commodity costs, (2) the adverse impact of inclement weather in the northeastern U.S. and (3) an increase in restaurant labor rates. These increases in cost of sales, as a percent of sales, were partially offset by benefits from strategic price increases on our menu items.

Franchise Support and Other Costs	Change
First Quarter
Franchise support and other costs	$2.6

The increase in franchise support and other costs during the first quarter of 2018 was primarily due to information technology investments for franchised restaurants.

Franchise Rental Expense	Change
First Quarter
Franchise rental expense	$4.4

The increase in franchise rental expense during the first quarter of 2018 was primarily a result of leases entered into in connection with facilitating Franchise Flips during 2017.

Advertising Funds Expense	Change
First Quarter
Advertising funds expense	$78.9

The expenses of the national advertising funds are now fully consolidated into the Company’s condensed consolidated statements of operations under the new accounting guidance for revenue recognition effective January 1, 2018. On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue.

General and Administrative	Change
First Quarter
Professional services	$(1.1)
Other, net	0.2
$(0.9)

The decrease in general and administrative expenses during the first quarter of 2018 was primarily due to a decrease in professional services, reflecting lower legal fees.

Depreciation and Amortization	Change
First Quarter
Restaurants	$0.9
Corporate and other	2.0
$2.9

The increase in restaurant depreciation and amortization during the first quarter of 2018 was primarily due to the impact of capital leases resulting from facilitating Franchise Flips during 2017. Corporate and other expense increased due to depreciation and amortization for technology investments.

System Optimization Losses (Gains), Net	First Quarter
	2018	2017
System optimization losses (gains), net	$0.6	$(1.4)

System optimization losses (gains), net for both the first quarter of 2018 and 2017 include post-closing adjustments on sales of restaurants and the sale of other assets, primarily surplus properties.

Reorganization and Realignment Costs	First Quarter
	2018	2017
G&A realignment	$2.6	$—
System optimization initiative	—	0.2
	$2.6	$0.2

In May 2017, the Company initiated a plan to further reduce its G&A expenses. During the first quarter of 2018, the Company recognized costs associated with the plan totaling $2.6 million, which primarily included (1) severance and related employee costs of $2.1 million and (2) third-party and other costs of $0.3 million.

During the first quarter of 2017, the Company recognized costs associated with its system optimization initiative totaling $0.2 million, which primarily included professional fees.

Impairment of Long-Lived Assets	Change
First Quarter
Impairment of long-lived assets	$(0.3)

Impairment of long-lived assets decreased during the first quarter of 2018 primarily due to lower impairment charges resulting from closing Company-operated restaurants and classifying such surplus properties as held for sale.

Other Operating Income, Net	First Quarter
	2018	2017
Lease buyout	$0.6	$—
Equity in earnings in joint ventures, net	(1.8)	(1.8)
Other, net	—	0.1
	$(1.2)	$(1.7)

The change in other operating income, net was primarily due to a loss recognized on a lease buyout during the first quarter of 2018.

Interest Expense	Change
First Quarter
Interest expense	$1.2

Interest expense increased during the first quarter of 2018 primarily due to an increase in capital lease obligations resulting from facilitating Franchise Flips for purposes of subleasing such properties to the franchisee during 2017.

Loss on Early Extinguishment of Debt	Change
First Quarter
Loss on early extinguishment of debt	$(11.5)

During the first quarter of 2018, the Company incurred a loss on the early extinguishment of debt as a result of redeeming the outstanding Series 2015-1 Class A-2-I Notes with the proceeds from the sale of the Series 2018-1 Class A-2 Notes. The loss on the early extinguishment of debt of $11.5 million was comprised of the write-off of certain deferred financing costs and a specified make-whole payment.

Benefit from (Provision for) Income Taxes	First Quarter
	2018	2017
Income before income taxes	$14.4	$32.1
Benefit from (provision for) income taxes	5.8	(9.8)
Effective tax rate on income	(40.5)%	30.5%

Our effective tax rates in the first quarter of 2018 and 2017 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year include the following: (1) net excess tax benefits related to share-based payments, which resulted in a benefit of $6.1 million in the first quarter of 2018, (2) a change to our provisional amount, recorded in the fourth quarter of 2017, for the impact of the Tax Cuts and Jobs Act on our net deferred tax liability, which resulted in a benefit of $3.6 million, and (3) state income taxes.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to shareholders.

Our anticipated consolidated sources of cash and cash requirements for the remainder of 2018, exclusive of operating cash flow requirements, consist principally of:

•	capital expenditures of approximately $65.0 million to $70.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $75.0 million to $80.0 million.

•	cash dividends aggregating up to approximately $61.0 million as discussed below in “Dividends;” and

•	potential stock repurchases of up to $158.3 million, of which $18.9 million was repurchased subsequent to April 1, 2018 through May 2, 2018 as discussed below in “Stock Repurchases.”

Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

The table below summarizes our cash flows from operating, investing and financing activities for the first quarter of 2018 and 2017:

	First Quarter
	2018	2017	Change
Net cash provided by (used in):
Operating activities	$68.7	$42.1	$26.6
Investing activities	(11.1)	(15.0)	3.9
Financing activities	(25.7)	(37.9)	12.2
Effect of exchange rate changes on cash	(2.5)	0.8	(3.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	$29.4	$(10.0)	$39.4

Operating Activities

Cash provided by operating activities was $68.7 and $42.1 in the first quarter of 2018 and 2017, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities.

Cash provided by operating activities increased $26.6 million during the first quarter of 2018 as compared to the first quarter of 2017, due to (1) an increase of $3.7 million in net income adjusted for non-cash expenses and (2) a favorable change in operating assets and liabilities of $22.9 million. The favorable change in operating assets and liabilities resulted primarily from (1) the timing of payments for marketing expenses of the national advertising funds, (2) the timing of collections of royalty receivables and (3) a decrease in payments for incentive compensation for the 2017 fiscal year.

Investing Activities

Cash used in investing activities decreased $3.9 million during the first quarter of 2018 as compared to the first quarter of 2017, primarily due to a decrease in capital expenditures of $4.2 million.

Financing Activities

Cash used in financing activities decreased $12.2 million during the first quarter of 2018 as compared to the first quarter of 2017, due to a net increase in cash provided by long-term debt activities of $45.7 million reflecting the completion of a refinancing transaction during the first quarter of 2018. This favorable change was partially offset by (1) an increase in repurchases of common stock of $23.3 million, (2) the settlement of a supplemental purchase price liability associated with the acquisition of DavCo Restaurants, LLC of $6.1 million and (3) an increase in dividends of $3.1 million.

Long-Term Debt, Including Current Portion

Except as described below, there were no material changes to the terms of any debt obligations since December 31, 2017. The Company was in compliance with its debt covenants as of April 1, 2018. See Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

On January 17, 2018, Wendy’s Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of the Company, completed a refinancing transaction under which the Master Issuer issued fixed rate senior secured notes in the following 2018-1 series: Class A-2-I with an interest rate of 3.573% and initial principal amount of $450.0 million and Class A-2-II with an interest rate of 3.884% and initial principal amount of $475.0 million (collectively, the “Series 2018-1 Class A-2 Notes”). The net proceeds from the sale of the Series 2018-1 Class A-2 Notes were used to redeem the Master Issuer’s outstanding Series 2015-1 Class A-2-I Notes, to pay prepayment and transaction costs, and for general corporate purposes.

Concurrently, the Master Issuer entered into a revolving financing facility of Series 2018-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2018-1 Class A-1 Notes”), which allows for the drawing of up to $150.0 million using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2018-1 Class A-1 Notes during the three months ended April 1, 2018. The Series 2015-1 Class A-1 Notes were canceled on the closing date and the letters of credit outstanding against the Series 2015-1 Class A-1 Notes were transferred to the Series 2018-1 Class A-1 Notes.

Dividends

On March 15, 2018, the Company paid quarterly cash dividends of $0.085 per share on its common stock, aggregating $20.4 million. On May 8th, 2018, the Company declared a dividend of $0.085 per share to be paid on June 15, 2018 to shareholders of record as of June 1, 2018. If the Company pays regular quarterly dividends for the remainder of 2018 at the same rate as declared in the second quarter of 2018, the total cash requirement for dividends will be approximately $61.0 million based on the estimated number of shares of common stock outstanding at May 2, 2018. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2018, our Board of Directors authorized a repurchase program for up to $175.0 million of our common stock through March 3, 2019, when and if market conditions warrant and to the extent legally permissible. During the three months ended April 1, 2018, the Company repurchased 1.0 million shares with an aggregate purchase price of $16.7 million, of which $1.3 million was accrued at April 1, 2018, and excluding commissions. Subsequent to April 1, 2018 through May 2, 2018, the Company repurchased 1.1 million shares with an aggregate purchase price of $18.9 million, excluding commissions.

In February 2017, our Board of Directors authorized a repurchase program for up to $150.0 million of our common stock through March 4, 2018, when and if market conditions warranted and to the extent legally permissible. During the three months ended April 1, 2018, the Company completed the $150.0 million program with the repurchase of 1.4 million shares with an aggregate purchase price of $22.6 million, excluding commissions. During the three months ended April 2, 2017, the Company repurchased 1.3 million shares with an aggregate purchase price of $17.8 million, excluding commissions.

General Inflation, Commodities and Changing Prices

We believe that general inflation did not have a significant effect on our consolidated results of operations, except as mentioned below for certain commodities, during the reporting periods. We manage any inflationary costs and commodity price increases through product mix and selective menu price increases. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to increase food prices.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This “Quantitative and Qualitative Disclosures about Market Risk” should be read in conjunction with “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”).

As of April 1, 2018, there were no material changes from the information contained in the Form 10-K, except as described below.

Interest Rate Risk

As discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Liquidity and Capital Resources,” the Company completed a $925.0 million refinancing transaction on January 17, 2018. The proceeds were used to repay all amounts outstanding on the Series 2015-1 Class A-2-I Notes, to pay prepayment and transaction costs, and for general corporate purposes. The new notes bear fixed-rate interest at rates slightly higher than our historical effective rates on the Series 2015-1 Class A-2-I Notes. In addition, the principal amounts outstanding on the Series 2018-1 Class A-2 Notes exceed the amounts that were outstanding on the Series 2015-1 Class A-2-I Notes. The final legal maturity date of the Series 2018-1 Class A-2 Notes is in 2048; however, the anticipated repayment dates of the Series 2018-1 Class A-2 Notes range from 2025 through 2028, which is up to six years longer than the prior Series 2015-1 Class A-2-I Notes. Concurrently, the Company entered into a revolving financing facility, the Series 2018-1 Class A-1 Notes, which allows for the drawing of up to $150.0 million using various credit instruments, including a letter of credit facility. The Series 2015-1 Class A-1 Notes were canceled on the closing date.

Consequently, our long-term debt, including current portion, aggregated $2,855.0 million and consisted of $2,387.7 million of fixed-rate debt and $467.3 million of capital lease obligations as of April 1, 2018 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases under the Series 2018-1 Class A-1 Notes; however, the Company had no outstanding borrowings under its Series 2018-1 Class A-1 Notes as of April 1, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of April 1, 2018. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2018, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the first quarter of 2018 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•
risks associated with failures, interruptions or security breaches of the Company’s computer systems or technology, or the occurrence of cyber incidents or a deficiency in cybersecurity that impacts the Company or its franchisees, including the cybersecurity incident described in Item 1 above;

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

•
other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”) (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the SEC.

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

Item 1. Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses, including the legal proceedings related to a cybersecurity incident referenced in Note 16 of the Financial Statements contained in Item 1 herein. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. The Company believes it has adequate accruals for continuing operations for all of its legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings, including those described below, being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on our currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first quarter of 2018:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2018 through February 4, 2018	905,781	$16.64	899,300	$7,684,271
February 5, 2018 through March 4, 2018	789,599	$15.95	634,256	$172,603,756
March 5, 2018 through April 1, 2018	1,548,902	$17.20	840,814	$158,259,509
Total	3,244,282	$16.74	2,374,370	$158,259,509

(1)
Includes 869,912 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In February 2017, our Board of Directors authorized a repurchase program for up to $150 million of our common stock through March 4, 2018, when and if market conditions warranted and to the extent legally permissible. The Company completed the $150 million program prior to the expiration date of March 4, 2018. In February 2018, our Board of Directors authorized the repurchase of up to $175 million of our common stock through March 3, 2019, when and if market conditions warrant and to the extent legally permissible.

Subsequent to April 1, 2018 through May 2, 2018, the Company repurchased 1.1 million shares with an aggregate purchase price of $18.9 million, excluding commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Form of Long-Term Performance Unit Award Agreement for 2018 under The Wendy’s Company 2010 Omnibus Award Plan.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: May 8, 2018	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the Company)

Date: May 8, 2018	By: /s/ Leigh A. Burnside
Leigh A. Burnside
Chief Accounting Officer
(Principal Accounting Officer)