Form 10-Q
period 2018-07-01
Wendy's Co
filed 2018-08-07
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018

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
Yes [ ] No [x]

There were 236,991,883 shares of The Wendy’s Company common stock outstanding as of August 1, 2018.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	July 1, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$194,939	$171,447
Restricted cash	30,000	32,633
Accounts and notes receivable, net	95,121	114,390
Inventories	3,283	3,156
Prepaid expenses and other current assets	22,414	20,125
Advertising funds restricted assets	87,688	62,602
Total current assets	433,445	404,353
Properties	1,226,961	1,263,059
Goodwill	741,783	743,334
Other intangible assets	1,301,463	1,321,585
Investments	52,144	56,002
Net investment in direct financing leases	228,838	229,089
Other assets	95,545	79,516
Total assets	$4,080,179	$4,096,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$31,118	$30,172
Accounts payable	21,321	22,764
Accrued expenses and other current liabilities	103,351	111,624
Advertising funds restricted liabilities	96,972	62,602
Total current liabilities	252,762	227,162
Long-term debt	2,771,660	2,724,230
Deferred income taxes	274,344	299,053
Deferred franchise fees	93,139	10,881
Other liabilities	257,735	262,409
Total liabilities	3,649,640	3,523,735
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 238,083 and 240,512 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,883,167	2,885,955
Accumulated deficit	(224,120)	(163,289)
Common stock held in treasury, at cost; 232,341 and 229,912 shares, respectively	(2,219,100)	(2,150,307)
Accumulated other comprehensive loss	(56,450)	(46,198)
Total stockholders’ equity	430,539	573,203
Total liabilities and stockholders’ equity	$4,080,179	$4,096,938

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Unaudited)
Revenues:
Sales	$167,344	$160,859	$320,993	$309,071
Franchise royalty revenue and fees	107,559	112,548	205,467	207,238
Franchise rental income	51,529	46,935	101,636	89,852
Advertising funds revenue	84,570	—	163,470	—
	411,002	320,342	791,566	606,161
Costs and expenses:
Cost of sales	138,154	130,581	270,373	255,124
Franchise support and other costs	7,031	3,789	13,204	7,432
Franchise rental expense	24,306	21,897	47,569	40,765
Advertising funds expense	84,570	—	163,470	—
General and administrative	49,163	50,059	99,519	101,373
Depreciation and amortization	33,427	31,309	65,579	60,474
System optimization (gains) losses, net	(92)	41,050	478	39,643
Reorganization and realignment costs	3,124	17,699	5,750	17,880
Impairment of long-lived assets	1,603	253	1,809	763
Other operating income, net	(1,767)	(2,089)	(2,930)	(3,807)
	339,519	294,548	664,821	519,647
Operating profit	71,483	25,794	126,745	86,514
Interest expense, net	(30,136)	(28,935)	(60,314)	(57,910)
Loss on early extinguishment of debt	—	—	(11,475)	—
Other income, net	917	2,844	1,661	3,233
Income (loss) before income taxes	42,264	(297)	56,617	31,837
Provision for income taxes	(12,388)	(1,548)	(6,582)	(11,341)
Net income (loss)	$29,876	$(1,845)	$50,035	$20,496

Net income (loss) per share
Basic	$.13	$(.01)	$.21	$.08
Diluted	.12	(.01)	.20	.08

Dividends per share	$.085	$.07	$.17	$.14

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
	(Unaudited)
Net income (loss)	$29,876	$(1,845)	$50,035	$20,496
Other comprehensive (loss) income, net:
Foreign currency translation adjustment	(4,325)	6,065	(10,369)	8,010
Change in unrecognized pension loss:
Unrealized gains arising during the period	—	—	156	156
Income tax provision	—	—	(39)	(60)
	—	—	117	96
Effect of cash flow hedges:
Reclassification of losses into Net income (loss)	—	724	—	1,447
Income tax provision	—	(281)	—	(559)
	—	443	—	888
Other comprehensive (loss) income, net	(4,325)	6,508	(10,252)	8,994
Comprehensive income	$25,551	$4,663	$39,783	$29,490

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	July 1, 2018	July 2, 2017
	(Unaudited)
Cash flows from operating activities:
Net income	$50,035	$20,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,579	60,474
Share-based compensation	9,591	11,372
Impairment of long-lived assets	1,809	763
Deferred income tax	(2,508)	(2,496)
Non-cash rental income, net	(6,239)	(5,286)
Net receipt of deferred vendor incentives	4,904	7,077
System optimization losses, net	478	39,643
Gain on sale of investments, net	—	(2,553)
Distributions received from TimWen joint venture	5,756	5,524
Equity in earnings in joint ventures, net	(3,648)	(3,786)
Long-term debt-related activities, net (see below)	15,036	6,038
Other, net	(1,093)	3,296
Changes in operating assets and liabilities:
Accounts and notes receivable, net	8,315	(9,557)
Inventories	(150)	(71)
Prepaid expenses and other current assets	(891)	(2,116)
Advertising funds restricted assets and liabilities	6,734	(14,522)
Accounts payable	747	(4,484)
Accrued expenses and other current liabilities	(6,034)	(4,051)
Net cash provided by operating activities	148,421	105,761
Cash flows from investing activities:
Capital expenditures	(23,898)	(32,117)
Acquisitions	—	(86,788)
Dispositions	1,814	77,980
Proceeds from sale of investments	—	3,282
Notes receivable, net	(538)	(2,225)
Payments for investments	(13)	(375)
Net cash used in investing activities	(22,635)	(40,243)
Cash flows from financing activities:
Proceeds from long-term debt	930,809	6,359
Repayments of long-term debt	(881,633)	(18,262)
Deferred financing costs	(17,340)	(740)
Repurchases of common stock	(84,307)	(50,527)
Dividends	(40,645)	(34,447)
Proceeds from stock option exercises	13,197	6,385
Payments related to tax withholding for share-based compensation	(9,269)	(2,956)
Contingent consideration payment	(6,100)	—
Net cash used in financing activities	(95,288)	(94,188)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	30,498	(28,670)
Effect of exchange rate changes on cash	(4,401)	3,267
Net increase (decrease) in cash, cash equivalents and restricted cash	26,097	(25,403)
Cash, cash equivalents and restricted cash at beginning of period	212,824	275,949
Cash, cash equivalents and restricted cash at end of period	$238,921	$250,546

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Six Months Ended
	July 1, 2018	July 2, 2017
	(Unaudited)
Detail of cash flows from operating activities:
Long-term debt-related activities, net:
Loss on early extinguishment of debt	$11,475	$—
Accretion of long-term debt	625	617
Amortization of deferred financing costs	2,936	3,974
Reclassification of unrealized losses on cash flow hedges	—	1,447
	$15,036	$6,038

Supplemental cash flow information:
Cash paid for:
Interest	$70,005	$62,090
Income taxes, net of refunds	3,813	12,886

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$7,463	$8,965
Capitalized lease obligations	1,904	238,201
Accrued debt issuance costs	332	—

	July 1, 2018	December 31, 2017
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$194,939	$171,447
Restricted cash	30,000	32,633
Restricted cash, included in Advertising funds restricted assets	13,982	8,579
Restricted cash, included in Other assets	—	165
Total cash, cash equivalents and restricted cash	$238,921	$212,824

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of July 1, 2018, the results of our operations for the three and six months ended July 1, 2018 and July 2, 2017 and cash flows for the six months ended July 1, 2018 and July 2, 2017. The results of operations for the three and six months ended July 1, 2018 are not necessarily indicative of the results to be expected for the full 2018 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”).

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

The Company has reclassified certain costs associated with the Company’s franchise operations to “Franchise support and other costs,” which were previously recorded to “Other operating expense (income), net.” The costs reclassified include costs incurred to provide direct support services to our franchisees, as well as certain other direct and incremental costs for the Company’s franchise operations. Also, the Company reclassified certain restaurant operational costs from “General and administrative” to “Cost of sales.” The Company believes this new presentation will aid users in understanding its results of operations. The prior periods reflect the reclassifications of these expenses to conform to the current year presentation. There was no impact to operating profit, income (loss) before income taxes or net income (loss) as a result of these reclassifications.

The following tables illustrate the expense reclassifications made to the condensed consolidated statements of operations for the three and six months ended July 2, 2017:

	Three Months Ended
		Reclassifications
	As Previously Reported	Franchise support and other costs	Restaurant operational costs	As Currently Reported
Cost of sales	$129,360	$—	$1,221	$130,581
Franchise support and other costs	—	3,789	—	3,789
General and administrative	51,280	—	(1,221)	50,059
Other operating expense (income), net	1,700	(3,789)	—	(2,089)
	$182,340	$—	$—	$182,340

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Six Months Ended
		Reclassifications
	As Previously Reported	Franchise support and other costs	Restaurant operational costs	As Currently Reported
Cost of sales	$252,767	$—	$2,357	$255,124
Franchise support and other costs	—	7,432	—	7,432
General and administrative	103,730	—	(2,357)	101,373
Other operating expense (income), net	3,625	(7,432)	—	(3,807)
	$360,122	$—	$—	$360,122

(2) New Accounting Standards

New Accounting Standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance on nonemployee share-based payment arrangements. The new guidance aligns the requirements for nonemployee share-based payments with the requirements for employee share-based payments. The Company does not expect the amendment, which is effective beginning with our 2019 fiscal year, to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued new guidance on leases, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new guidance, which is effective beginning with our 2019 fiscal year, requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The guidance allows for either (1) a modified retrospective transition method under which the standard is applied at the beginning of the earliest period presented in the financial statements or (2) an alternative transition method under which the standard is applied at the adoption date and a cumulative-effect adjustment to the opening balance of retained earnings is recognized in the period of adoption.  The Company is continuing to evaluate which transition method to use. We are currently implementing a new lease management system to facilitate the adoption of this guidance. As shown in Note 13, there are $1,544,785 in future minimum rental payments for operating leases that are not currently on our balance sheet; therefore, we expect this will have a material impact on our consolidated balance sheets and related disclosures. We do not expect the adoption of this guidance to have a material impact on our consolidated statements of operations and statements of cash flows.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

In November 2016, the FASB issued an amendment that clarifies guidance for proper classification and presentation of restricted cash in the statement of cash flows. Accordingly, changes in restricted cash that have historically been included within operating, investing and financing activities have been eliminated, and restricted cash, including the restricted cash of the national advertising funds, is combined with cash and cash equivalents when reconciling the beginning and end of period balances for all periods presented. The Company adopted this amendment during the first quarter of 2018. The adoption of the amendment resulted in an increase in net cash used in investing activities of $18,711 during the six months ended July 2, 2017. In addition, during the six months ended July 2, 2017, net cash provided by operating activities decreased $14,822 and net cash used in financing activities decreased $1,743, primarily due to changes in restricted cash of the national advertising funds. Because of the inclusion of restricted cash in the beginning and end of period balances, our cash, cash equivalents and restricted cash as presented in the statement of cash flows increased $46,003 and $77,709 as of July 2, 2017 and January 1, 2017, respectively. This amendment did not impact the Company’s condensed consolidated statements of operations and condensed consolidated balance sheets.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Impacts on Financial Statements

The following tables summarize the impacts of adopting the revenue recognition standard on the Company’s condensed consolidated financial statements:

		Adjustments
	As Reported	Franchise Fees	Advertising Funds	Balances Without Adoption
Condensed Consolidated Balance Sheet
July 1, 2018
Accrued expenses and other current liabilities	$103,351	$(1,733)	$—	$101,618
Advertising funds restricted liabilities	96,972	—	(6,645)	90,327
Total current liabilities	252,762	(1,733)	(6,645)	244,384
Deferred income taxes	274,344	21,587	—	295,931
Deferred franchise fees	93,139	(81,999)	—	11,140
Total liabilities	3,649,640	(62,145)	(6,645)	3,580,850
Accumulated deficit	(224,120)	62,384	6,645	(155,091)
Accumulated other comprehensive loss	(56,450)	(239)	—	(56,689)
Total stockholders’ equity	430,539	62,145	6,645	499,329

Condensed Consolidated Statements of Operations
Three Months Ended July 1, 2018
Franchise royalty revenue and fees (a)	$107,559	$(724)	$—	$106,835
Advertising funds revenue	84,570	—	(84,570)	—
Total revenues	411,002	(724)	(84,570)	325,708
Advertising funds expense	84,570	—	(84,570)	—
Total costs and expenses	339,519	—	(84,570)	254,949
Operating profit	71,483	(724)	—	70,759
Income before income taxes	42,264	(724)	—	41,540
Provision for income taxes	(12,388)	187	—	(12,201)
Net income	29,876	(537)	—	29,339

Six Months Ended July 1, 2018
Franchise royalty revenue and fees (a)	$205,467	$(1,590)	$—	$203,877
Advertising funds revenue	163,470	—	(163,470)	—
Total revenues	791,566	(1,590)	(163,470)	626,506
Advertising funds expense	163,470	—	(163,470)	—
Total costs and expenses	664,821	—	(163,470)	501,351
Operating profit	126,745	(1,590)	—	125,155
Income before income taxes	56,617	(1,590)	—	55,027
Provision for income taxes	(6,582)	409	—	(6,173)
Net income	50,035	(1,181)	—	48,854
_______________

(a)
The adjustments for the three and six months ended July 1, 2018 include the reversal of franchise fees recognized over time under the new revenue recognition guidance of $2,439 and $5,127, respectively, as well as franchisee fees that would have been recognized under the previous revenue recognition guidance when the license agreements were signed and the restaurant opened of $1,715 and $3,537, respectively. See Note 3 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

		Adjustments
	As Reported	Franchise Fees	Advertising Funds	Balances Without Adoption
Condensed Consolidated Statement of Cash Flows
Six Months Ended July 1, 2018
Cash flows from operating activities:
Net income	$50,035	$(1,181)	$—	$48,854
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	(2,508)	(409)	—	(2,917)
Other, net	(1,093)	(309)	—	(1,402)
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	(6,034)	1,899	—	(4,135)

(3) Revenue

Nature of Goods and Services

Wendy’s franchises and operates Wendy’s® quick-service restaurants specializing in hamburger sandwiches throughout North America. Wendy’s also has franchised restaurants in 30 foreign countries and U.S. territories other than North America. At July 1, 2018, Wendy’s operated and franchised 332 and 6,324 restaurants, respectively. The Company generates revenues from sales at Company-operated restaurants and earns fees and rental income from franchised restaurants.

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

Disaggregation of Revenue

The following table disaggregates revenue by primary geographical market and source:

	Three Months Ended	Six Months Ended
	July 1, 2018	July 1, 2018
Primary geographical markets
United States	$385,945	$745,580
Canada	20,081	36,418
International	4,976	9,568
Total revenue	$411,002	$791,566

Sources of revenue
Sales at Company-operated restaurants	$167,344	$320,993
Franchise royalty revenue	98,158	188,101
Franchise fees	9,401	17,366
Franchise rental income	51,529	101,636
Advertising funds revenue	84,570	163,470
Total revenue	$411,002	$791,566

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

July 1, 2018 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$45,040
Receivables, which are included in “Advertising funds restricted assets”	45,863
Deferred franchise fees (c)	103,723
_______________

(a)
Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s statement of operations.

(b)	Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)	Deferred franchise fees of $10,584 and $93,139 are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees,” respectively.

Significant changes in deferred franchise fees are as follows:

Six Months Ended
July 1, 2018
Deferred franchise fees at beginning of period	$102,492
Revenue recognized during the period	(5,127)
New deferrals due to cash received and other	6,358
Deferred franchise fees at end of period	$103,723

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2018 (a)	$4,527
2019	7,423
2020	6,169
2021	5,704
2022	5,506
Thereafter	74,394
$103,723
_______________

(a)
Represents franchise fees expected to be recognized for the remainder of the 2018 fiscal year, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) System Optimization (Gains) Losses, Net

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

During the six months ended July 1, 2018, the Company completed the sale of three Company-operated restaurants to a franchisee. In addition, the Company facilitated 64 and 270 Franchise Flips during the six months ended July 1, 2018 and July 2, 2017, respectively (excluding the DavCo and NPC Transactions discussed below).

Gains and losses recognized on dispositions are recorded to “System optimization (gains) losses, net” in our condensed consolidated statements of operations. Costs related to acquisitions and dispositions under our system optimization initiative are recorded to “Reorganization and realignment costs,” which are further described in Note 5. All other costs incurred related to facilitating Franchise Flips are recorded to “Franchise support and other costs.”

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Gain on sale of restaurants, net (a)	$89	$—	$89	$—
Post-closing adjustments on sales of restaurants (b)	(13)	27	(225)	927
Gain (loss) on sales of other assets, net (c)	16	2,072	(342)	2,579
Loss on DavCo and NPC Transactions (d)	—	(43,149)	—	(43,149)
System optimization gains (losses), net	$92	$(41,050)	$(478)	$(39,643)
_______________

(a)
During the three and six months ended July 1, 2018, the Company received cash proceeds of $1,436 from the sale of three Company-operated restaurants. Net assets sold totaled $1,139 and consisted primarily of equipment. In addition, goodwill of $208 was written off in connection with the sale.

(b)
The six months ended July 1, 2018 includes cash proceeds, net of payments of $6. The three and six months ended July 2, 2017 includes cash proceeds of $300 related to post-closing reconciliations with franchisees. The six months ended July 2, 2017 also includes the recognition of a deferred gain of $312 as a result of the resolution of certain contingencies related to the extension of lease terms for a Canadian restaurant.

(c)
During the three and six months ended July 1, 2018, the Company received cash proceeds, primarily from the sale of surplus properties, of $27 and $372, respectively, and received cash proceeds of $5,342 and $6,992 during the three and six months ended July 2, 2017, respectively. The six months ended July 2, 2017 also includes the recognition of a deferred gain of $375 related to the sale of a share in an aircraft.

(d)
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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The total consideration paid to DavCo was allocated to net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.  Refer to the Form 10-K for further information regarding the purchase price allocation.  The Company finalized the purchase price allocation during 2018 with no differences from the provisional amounts previously reported.  The loss on the DavCo and NPC Transactions was comprised of the write-off of goodwill of $65,503 and selling and other costs of $1,680, partially offset by the recognition of net favorable leases of $24,034.

As part of the DavCo acquisition, the Company recognized a supplemental purchase price liability of $6,269, of which $6,100 was settled during the six months ended July 1, 2018.

As of July 1, 2018 and December 31, 2017, the Company had assets held for sale of $3,579 and $2,235, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
G&A realignment	$3,120	$17,245	$5,746	$17,245
System optimization initiative	4	454	4	635
Reorganization and realignment costs	$3,124	$17,699	$5,750	$17,880

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. The Company expects to incur total costs aggregating approximately $30,000 to $33,000 related to the plan. The Company recognized costs totaling $5,746 during the six months ended July 1, 2018, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $5,000, comprised of (1) severance and related employee costs of approximately $1,000, (2) recruitment and relocation costs of approximately $2,500, (3) third-party and other costs of approximately $500 and (4) share-based compensation of approximately $1,000. The Company expects to continue to recognize costs associated with the plan into 2019.

The following is a summary of the activity recorded as a result of the G&A realignment plan:

	Three Months Ended		Six Months Ended		Total Incurred Since Inception
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Severance and related employee costs	$1,052	$13,226	$3,111	$13,226	$18,067
Recruitment and relocation costs	360	—	508	—	997
Third-party and other costs	604	325	932	325	2,023
	2,016	13,551	4,551	13,551	21,087
Share-based compensation (a)	1,104	3,694	1,195	3,694	6,322
Total G&A realignment	$3,120	$17,245	$5,746	$17,245	$27,409
_______________

(a)	Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our G&A realignment plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As of July 1, 2018, the accruals for our G&A realignment plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $7,985 and $2,107, respectively. The tables below present a rollforward of our accruals for the plan.

	Balance December 31, 2017	Charges	Payments	Balance July 1, 2018
Severance and related employee costs	$12,093	$3,111	$(5,326)	$9,878
Recruitment and relocation costs	177	508	(471)	214
Third-party and other costs	—	932	(932)	—
	$12,270	$4,551	$(6,729)	$10,092

	Balance January 1, 2017	Charges	Payments	Balance July 2, 2017
Severance and related employee costs	$—	$13,226	$(507)	$12,719
Recruitment and relocation costs	—	—	—	—
Third-party and other costs	—	325	(246)	79
	$—	$13,551	$(753)	$12,798

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. The Company incurred costs of $71,913 since inception and expects to incur additional costs of approximately $300 during the remainder of 2018, which are primarily comprised of professional fees.

(6) Investments

Equity Investments

Wendy’s has a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. (Tim Hortons is a registered trademark of Tim Hortons USA Inc.) In addition, a wholly-owned subsidiary of Wendy’s has a 20% share in a joint venture for the operation of Wendy’s restaurants in Brazil (the “Brazil JV”). The Company has significant influence over these investees. Such investments are accounted for using the equity method of accounting, under which our results of operations include our share of the income (loss) of the investees in “Other operating income, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Six Months Ended
	July 1, 2018	July 2, 2017
Balance at beginning of period	$55,363	$54,545

Investment	13	375

Equity in earnings for the period	4,827	4,915
Amortization of purchase price adjustments (a)	(1,179)	(1,129)
	3,648	3,786
Distributions received	(5,756)	(5,524)
Foreign currency translation adjustment included in “Other comprehensive (loss) income, net” and other	(1,763)	2,110
Balance at end of period	$51,505	$55,292
_______________

(a)	Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

(7) Long-Term Debt

Long-term debt consisted of the following:

	July 1, 2018	December 31, 2017
Series 2018-1 Class A-2 Notes:
3.573% Series 2018-1 Class A-2-I Notes, anticipated repayment date 2025	$447,750	$—
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	472,625	—
Series 2015-1 Class A-2 Notes:
3.371% Series 2015-1 Class A-2-I Notes, repaid with 2018 refinancing	—	855,313
4.080% Series 2015-1 Class A-2-II Notes, anticipated repayment date 2022	875,250	879,750
4.497% Series 2015-1 Class A-2-III Notes, anticipated repayment date 2025	486,250	488,750
7% debentures, due in 2025	90,139	89,514
Capital lease obligations, due through 2045	466,080	467,964
Unamortized debt issuance costs	(35,316)	(26,889)
	2,802,778	2,754,402
Less amounts payable within one year	(31,118)	(30,172)
Total long-term debt	$2,771,660	$2,724,230

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

On January 17, 2018, Wendy’s Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of the Company, completed a refinancing transaction under which the Master Issuer issued fixed rate senior secured notes in the following 2018-1 series: Class A-2-I with an initial principal amount of $450,000 and Class A-2-II with an initial principal amount of $475,000 (collectively, the “Series 2018-1 Class A-2 Notes”). Interest payments on the Series 2018-1 Class A-2 Notes are payable on a quarterly basis. The legal final maturity date of the Series 2018-1 Class A-2 Notes is in March 2048. If the Master Issuer has not repaid or redeemed the Series 2018-1 Class A-2 Notes prior to the respective anticipated repayment date, additional interest will accrue on these notes equal to the greater of (1) 5.00% per annum and (2) a per annum interest rate equal to the excess, if any, by which the sum of (a) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on such anticipated repayment date of the United States Treasury Security having a term closest to 10 years, plus (b) 5.00%, plus (c) (i) with respect to the Series 2018-1 Class A-2-I Notes, 1.35%, and (ii) with respect to the Series 2018-1 Class A-2-II Notes, 1.58%, exceeds the original interest rate with respect to such tranche. The net proceeds from the sale of the Series 2018-1 Class A-2 Notes were used to redeem the Master Issuer’s outstanding Series 2015-1 Class A-2-I Notes, to pay prepayment and transaction costs, and for general corporate purposes. As a result, the Company recorded a loss on early extinguishment of debt of $11,475 during the six months ended July 1, 2018, which was comprised of the write-off of certain deferred financing costs and a specified make-whole payment. The Series 2018-1 Class A-2 Notes have scheduled principal payments of $9,250 annually from 2018 through 2024, $423,250 in 2025, $4,750 in each 2026 through 2027 and $427,500 in 2028.

Concurrently, the Master Issuer entered into a revolving financing facility of Series 2018-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2018-1 Class A-1 Notes” and, together with the Series 2018-1 Class A-2 Notes, the “Series 2018-1 Senior Notes”), which allows for the drawing of up to $150,000 using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2018-1 Class A-1 Notes during the six months ended July 1, 2018. The Series 2015-1 Class A-1 Notes were canceled on the closing date and the letters of credit outstanding against the Series 2015-1 Class A-1 Notes were transferred to the Series 2018-1 Class A-1 Notes.

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

During the six months ended July 1, 2018, the Company incurred debt issuance costs of $17,672 in connection with the issuance of the Series 2018-1 Senior Notes, respectively. The debt issuance costs will be amortized to “Interest expense, net” through the anticipated repayment dates of the Series 2018-1 Senior Notes utilizing the effective interest rate method.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. Neither the Company, nor Wendy’s, is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations. During the six months ended July 1, 2018, the Company borrowed and repaid $5,809 and $7,096 under the line of credit, respectively. During the six months ended July 2, 2017, the Company borrowed and repaid $6,359 and $4,616 under the line of credit, respectively.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	July 1, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$9,584	$9,584	$338	$338	Level 1
Non-current cost method investments (a)	639	327,477	639	327,710	Level 3

Financial liabilities
Series 2018-1 Class A-2-I Notes (b)	447,750	430,736	—	—	Level 2
Series 2018-1 Class A-2-II Notes (b)	472,625	455,138	—	—	Level 2
Series 2015-1 Class A-2-I Notes (b)	—	—	855,313	856,510	Level 2
Series 2015-1 Class A-2-II Notes (b)	875,250	876,038	879,750	897,961	Level 2
Series 2015-1 Class A-2-III Notes (b)	486,250	487,368	488,750	513,188	Level 2
7% debentures, due in 2025 (b)	90,139	104,750	89,514	107,000	Level 2
Guarantees of franchisee loan obligations (c)	27	27	37	37	Level 3
_______________

(a)
On February 5, 2018, a subsidiary of ARG Holding Corporation (“ARG Parent”) acquired Buffalo Wild Wings, Inc. As a result, our ownership interest was diluted to 12.3% and now includes both the Arby’s and Buffalo Wild Wings brands under the newly formed combined company, Inspire Brands. The fair value of our indirect investment in Inspire Brands is primarily based on a price per share that was determined at the time that ARG Parent financed the acquisition of Buffalo Wild Wings. In the future, the fair value is expected to be calculated by applying a multiple to Inspire Brand’s adjusted earnings before income taxes, depreciation and amortization. The carrying value of our indirect investment was reduced to zero during 2013 in connection with the receipt of a dividend. The fair values of our remaining investments are not significant and are based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments.

(b)	The fair values were based on quoted market prices in markets that are not considered active markets.

(c)
Wendy’s has provided loan guarantees to various lenders on behalf of franchisees entering into debt arrangements for equipment financing. We have accrued a liability for the fair value of these guarantees, the calculation of which was based upon a weighted average risk percentage.

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

Total impairment losses may reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements and favorable lease assets) to fair value as a result of (1) declines in operating performance at Company-operated restaurants and (2) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants. The fair value of long-lived assets held and used presented in the tables below represents the remaining carrying value and was estimated based on either discounted cash flows of future anticipated lease and sublease income or discounted cash flows of future Company-operated restaurant performance.

Total impairment losses may also include the impact of remeasuring long-lived assets held for sale, which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represents the remaining carrying value and were estimated based on current market values. See Note 9 for further information on impairment of our long-lived assets.

		Fair Value Measurements
	July 1, 2018	Level 1	Level 2	Level 3
Held and used	$161	$—	$—	$161
Held for sale	427	—	—	427
Total	$588	$—	$—	$588

		Fair Value Measurements
	December 31, 2017	Level 1	Level 2	Level 3
Held and used	$757	$—	$—	$757
Held for sale	1,560	—	—	1,560
Total	$2,317	$—	$—	$2,317

Total impairment losses included remeasuring long-lived assets held and used for the three and six months ended July 1, 2018 of $1,603 and $1,768, respectively, and remeasuring long-lived assets held for sale for the six months ended July 1, 2018 of $41. Total impairment losses for the three and six months ended July 2, 2017 included remeasuring long-lived assets held and used of $201 and $218, respectively, and remeasuring long-lived assets held for sale of $52 and $545, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(9) Impairment of Long-Lived Assets

During the three and six months ended July 1, 2018 and July 2, 2017, the Company recorded impairment charges on long-lived assets as a result of the deterioration in operating performance of certain Company-operated restaurants and charges for capital improvements in previously impaired restaurants that did not subsequently recover.

During the six months ended July 1, 2018 and the three and six months ended July 2, 2017, the Company recorded impairment charges on long-lived assets as a result of closing Company-operated restaurants and classifying such surplus properties as held for sale. Additionally, during the six months ended July 1, 2018, the Company recorded impairment charges on long-lived assets as a result of the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Company-operated restaurants	$1,603	$201	$1,603	$218
Restaurants leased or subleased to franchisees	—	—	165	—
Surplus properties	—	52	41	545
	$1,603	$253	$1,809	$763

(10) Income Taxes

The Company’s effective tax rate for the three months ended July 1, 2018 was 29.3%. For the three months ended July 2, 2017, the Company had a loss before income taxes of $297 and a provision for income taxes of $1,548; as such, our effective tax rate for the three months ended July 2, 2017 was not meaningful. The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% and 35% in the second quarter of 2018 and 2017, respectively, primarily due to (1) state income taxes, (2) valuation allowance changes, net of federal benefit, (3) the impact of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), (4) net excess tax benefits related to share-based payments, which resulted in a benefit of $798 in the second quarter of 2018, and (5) the system optimization initiative provision of $2,166 in 2017, reflecting goodwill adjustments, changes to valuation allowances on state net operating loss carryforwards and state deferred taxes (including a correction to prior years identified and recorded in the second quarter of 2017, which resulted in a benefit of $2,248).

The Company’s effective tax rate for the six months ended July 1, 2018 and July 2, 2017 was 11.6% and 35.6%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% and 35% for the first six months of 2018 and 2017, respectively, primarily due to (1) net excess tax benefits related to share-based payments, which resulted in a benefit of $6,891 in the first six months of 2018, (2) state income taxes and (3) the impact of the Tax Act and (4) the system optimization initiative in 2017, reflecting goodwill adjustments, changes to valuation allowances on state net operating loss carryforwards and state deferred taxes (including a correction to prior years identified and recorded in the first six months of 2017, which resulted in a benefit of $2,248).

On December 22, 2017, the U.S. government enacted the Tax Act. In our continued analysis of the impact of the Tax Act in the first and second quarters of 2018 under Staff Accounting Bulletin 118, we have adjusted our provisional amounts for a discrete net tax benefit of $2,795. This net benefit includes $4,750 for the tax benefit of foreign tax credits, partially offset by a net expense of $1,955 related to the impact of the corporate rate reduction on our net deferred tax liabilities. The ultimate impact of the Tax Act may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made and additional regulatory guidance that may be issued.

There were no significant changes to unrecognized tax benefits or related interest and penalties for the Company during the three and six months ended July 1, 2018.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The current portion of refundable income taxes was $17,768 and $26,262 as of July 1, 2018 and December 31, 2017, respectively, and is included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets. Long-term refundable income taxes are included in “Other assets” and amounted to $5,523 as of July 1, 2018. There were no long-term refundable income taxes as of December 31, 2017.

(11) Net Income (Loss) Per Share

Basic net income (loss) per share was computed by dividing net income (loss) amounts by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted net income (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Common stock:
Weighted average basic shares outstanding	238,991	245,261	239,459	245,933
Dilutive effect of stock options and restricted shares	7,161	—	7,826	7,963
Weighted average diluted shares outstanding	246,152	245,261	247,285	253,896

Diluted net income (loss) per share for the three and six months ended July 1, 2018 and July 2, 2017 was computed by dividing net income (loss) by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. For the three and six months ended July 1, 2018, we excluded potential common shares of 27 and 1,369, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects. Diluted net loss per share for the three months ended July 2, 2017 was the same as basic net loss per share since the Company reported a net loss and, therefore, the effect of all potentially dilutive securities would have been anti-dilutive. For the six months ended July 2, 2017, we excluded potential common shares of 119 from our diluted net income per share calculation as they would have had anti-dilutive effects.

(12) Stockholders’ Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Six Months Ended
	July 1, 2018	July 2, 2017
Balance at beginning of period	$573,203	$527,736
Comprehensive income	39,783	29,490
Cash dividends	(40,645)	(34,447)
Repurchases of common stock	(85,194)	(52,501)
Share-based compensation	9,591	11,372
Exercises of stock options	6,814	6,161
Vesting of restricted shares	(2,921)	(2,732)
Cumulative effect of change in accounting principle (a)	(70,210)	1,880
Other	118	90
Balance at end of period	$430,539	$487,049
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)
During the six months ended July 1, 2018, the Company recognized a net increase to “Accumulated deficit” of $70,210 as a result of adoption of amended guidance for revenue recognition. The net increase resulted from an increase to deferred franchise fees of $85,561 and a decrease to “Deferred income taxes” of $21,996 as a result of now deferring franchise fees over the contractual term of the franchise agreements. Additionally, an increase to “Advertising funds restricted liabilities” of $6,645 was recognized as a result of a reclassification of the total stockholders’ deficit of the Advertising Funds as of December 31, 2017. See Note 2 for further information.

During the six months ended July 2, 2017, the Company recognized a tax benefit as a reduction to the Company’s deferred tax liability with an equal offsetting increase to “Accumulated deficit.” The adjustment was recognized as a result of adoption of an amendment to the accounting for employee share-based payment transactions.

Repurchases of Common Stock

In February 2018, our Board of Directors authorized a repurchase program for up to $175,000 of our common stock through March 3, 2019, when and if market conditions warrant and to the extent legally permissible. During the six months ended July 1, 2018, the Company repurchased 3,675 shares with an aggregate purchase price of $62,490, of which $2,146 was accrued at July 1, 2018, and excluding commissions of $52. As of July 1, 2018, the Company had $112,510 of availability remaining under its February 2018 authorization. Subsequent to July 1, 2018 through August 1, 2018, the Company repurchased 1,129 shares with an aggregate purchase price of $19,395, excluding commissions of $16.

In February 2017, our Board of Directors authorized a repurchase program for up to $150,000 of our common stock through March 4, 2018, when and if market conditions warranted and to the extent legally permissible. During the six months ended July 1, 2018, the Company completed the $150,000 program with the repurchase of 1,385 shares with an aggregate purchase price of $22,633, excluding commissions of $19. During the six months ended July 2, 2017, the Company repurchased 3,611 shares with an aggregate purchase price of $52,448, of which $1,974 was accrued at July 2, 2017, and excluding commissions of $53.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges (a)	Pension	Total
Balance at December 31, 2017	$(45,149)	$—	$(1,049)	$(46,198)
Current-period other comprehensive (loss) income	(10,369)	—	117	(10,252)
Balance at July 1, 2018	$(55,518)	$—	$(932)	$(56,450)

Balance at January 1, 2017	$(60,299)	$(1,797)	$(1,145)	$(63,241)
Current-period other comprehensive income	8,010	888	96	8,994
Balance at July 2, 2017	$(52,289)	$(909)	$(1,049)	$(54,247)
_______________

(a)
Current-period other comprehensive income included the reclassification of unrealized losses on cash flow hedges from “Accumulated other comprehensive loss” to our condensed consolidated statements of operations of $443 and $888 for the three and six months ended July 2, 2017, respectively. The reclassification of unrealized losses on cash flow hedges consisted of $724 and $1,447 for the three and six months ended July 2, 2017, respectively, recorded to “Interest expense, net,” net of the related income tax benefit of $281 and $559 for the three and six months ended July 2, 2017, respectively, recorded to “Provision for income taxes.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(13) Leases

At July 1, 2018, Wendy’s and its franchisees operated 6,656 Wendy’s restaurants. Of the 332 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 144 restaurants, owned the building and held long-term land leases for 139 restaurants and held leases covering land and building for 49 restaurants. Wendy’s also owned 520 and leased 1,293 properties that were either leased or subleased principally to franchisees.

Rental expense for operating leases consists of the following components:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Rental expense:
Minimum rentals	$25,070	$22,786	$49,924	$42,704
Contingent rentals	5,390	4,722	9,461	9,010
Total rental expense (a) (b)	$30,460	$27,508	$59,385	$51,714
_______________

(a)
Amounts include rental expense related to (1) leases for Company-operated restaurants recorded to “Cost of sales,” (2) leased properties that are subsequently leased to franchisees recorded to “Franchise rental expense” and (3) leases for corporate offices and equipment recorded to “General and administrative.”

(b)
Amounts exclude sublease income of $34,950 and $69,256 recognized during the three and six months ended July 1, 2018, respectively, and $30,849 and $57,412 recognized during the three and six months ended July 2, 2017, respectively.

Rental income for operating leases and subleases consists of the following components:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Rental income:
Minimum rentals	$45,930	$41,560	$92,258	$80,165
Contingent rentals	5,599	5,375	9,378	9,687
Total rental income	$51,529	$46,935	$101,636	$89,852

The following table illustrates the Company’s future minimum rental payments and rental receipts for non-cancelable leases and subleases, including rental receipts for direct financing leases as of July 1, 2018. Rental receipts below are presented separately for owned properties and for leased properties based on the classification of the underlying lease.

	Rental Payments		Rental Receipts
Fiscal Year	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Owned Properties
2018 (a)	$24,412	$48,499	$32,627	$37,599	$26,980
2019	45,681	94,249	65,695	75,456	54,827
2020	46,610	93,136	66,792	75,213	55,435
2021	48,228	92,635	68,609	75,196	57,027
2022	49,339	92,355	69,810	75,652	58,600
Thereafter	760,160	1,123,911	1,056,005	919,959	948,646
Total minimum payments	$974,430	$1,544,785	$1,359,538	$1,259,075	$1,201,515
Less interest	(508,350)
Present value of minimum capital lease payments (b)	$466,080
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)	Represents future minimum rental payments and rental receipts for non-cancelable leases and subleases for the remainder of the 2018 fiscal year.

(b)	The present value of minimum capital lease payments of $7,868 and $458,212 are included in “Current portion of long-term debt” and “Long-term debt,” respectively.

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	July 1, 2018	December 31, 2017
Land	$272,626	$272,411
Buildings and improvements	313,470	313,108
Restaurant equipment	2,443	2,444
	588,539	587,963
Accumulated depreciation and amortization	(135,601)	(128,003)
	$452,938	$459,960

Our net investment in direct financing leases is as follows:

	July 1, 2018	December 31, 2017
Future minimum rental receipts	$649,893	$662,889
Unearned interest income	(420,417)	(433,175)
Net investment in direct financing leases	229,476	229,714
Net current investment in direct financing leases (a)	(638)	(625)
Net non-current investment in direct financing leases	$228,838	$229,089
_______________

(a)	Included in “Accounts and notes receivable, net.”

During the three and six months ended July 1, 2018, the Company recognized $6,976 and $14,017 in interest income related to our direct financing leases, respectively, and $5,389 and $9,845 recognized during the three and six months ended July 2, 2017, respectively, which is included in “Interest expense, net,”

(14) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. During the six months ended July 1, 2018 and July 2, 2017, Wendy’s paid TimWen $6,504 and $5,915, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $108 and $103 during the six months ended July 1, 2018 and July 2, 2017, respectively, which has been included as a reduction to “General and administrative.”

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

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $53,903 as of July 1, 2018. These leases extend through 2056. We have not received any notice of default related to these leases as of July 1, 2018. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $398 as of July 1, 2018. These leases expire on various dates through 2021.

Letters of Credit

As of July 1, 2018, the Company had outstanding letters of credit with various parties totaling $27,094. The outstanding letters of credit include amounts outstanding against the Series 2018-1 Class A-1 Notes. We do not expect any material loss to result from these letters of credit.

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

We previously described certain legal proceedings in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2018. There were no material developments in those legal proceedings during the three months ended July 1, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”). There have been no material changes as of July 1, 2018 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding Item 1 of Part II of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s franchises and operates Wendy’s® quick-service restaurants throughout North America (defined as the United States of America (“U.S.”) and Canada). Wendy’s also has franchised restaurants in 30 foreign countries and U.S. territories.

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

Executive Overview

Our Business

As of July 1, 2018, the Wendy’s restaurant system was comprised of 6,656 restaurants, of which 332 were owned and operated by the Company. All of our Company-operated restaurants are located in the United States.

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

•
Systemwide Sales - Systemwide sales is a non-GAAP financial measure, which includes sales by both Company-operated restaurants and franchised restaurants. Franchised restaurant sales are reported by our franchisees and represent their revenues from sales at franchised Wendy’s restaurants. The Company’s consolidated financial statements do not include sales by franchised restaurants to their customers. The Company believes systemwide sales data is useful in assessing consumer demand for the Company’s products, the overall success of the Wendy’s brand and, ultimately, the performance of the Company. The Company’s royalty revenues are computed as percentages of sales made by Wendy’s franchisees. As a result, sales by Wendy’s franchisees have a direct effect on the Company’s royalty revenues and therefore on the Company’s profitability.

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

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. The Company expects that approximately three-quarters of the total G&A expense reduction of approximately $35.0 million will be realized by the end of 2018, with the remainder of the savings being realized in 2019. The Company expects to incur total costs aggregating approximately $30.0 million to $33.0 million, of which $23.0 million to $27.0 million will be cash expenditures, related to such savings. The cash expenditures are expected to continue into 2019, with approximately half of the total cash expenditures occurring in 2018. Costs related to the plan are recorded to “Reorganization and realignment costs.” The Company recognized costs totaling $5.7 million during the first six months of 2018, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $5.0 million, comprised of (1) severance and related employee costs of approximately $1.0 million, (2) recruitment and relocation costs of approximately $2.5 million, (3) third-party and other costs of approximately $0.5 million and (4) share-based compensation of approximately $1.0 million. The Company expects to continue to recognize costs associated with the plan into 2019.

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

Results of Operations

The tables included throughout Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the second quarter and the first six months of 2018 and 2017.

	Second Quarter			Six Months
	2018	2017	Change	2018	2017	Change
Revenues:
Sales	$167.3	$160.9	$6.4	$321.0	$309.1	$11.9
Franchise royalty revenue and fees	107.6	112.5	(4.9)	205.5	207.2	(1.7)
Franchise rental income	51.5	46.9	4.6	101.6	89.9	11.7
Advertising funds revenue	84.6	—	84.6	163.5	—	163.5
	411.0	320.3	90.7	791.6	606.2	185.4
Costs and expenses:
Cost of sales	138.2	130.6	7.6	270.4	255.1	15.3
Franchise support and other costs	7.0	3.8	3.2	13.2	7.4	5.8
Franchise rental expense	24.3	21.9	2.4	47.6	40.8	6.8
Advertising funds expense	84.6	—	84.6	163.5	—	163.5
General and administrative	49.2	50.1	(0.9)	99.5	101.4	(1.9)
Depreciation and amortization	33.4	31.3	2.1	65.6	60.5	5.1
System optimization (gains) losses, net	(0.1)	41.0	(41.1)	0.5	39.6	(39.1)
Reorganization and realignment costs	3.1	17.7	(14.6)	5.7	17.9	(12.2)
Impairment of long-lived assets	1.6	0.2	1.4	1.8	0.8	1.0
Other operating income, net	(1.8)	(2.1)	0.3	(2.9)	(3.8)	0.9
	339.5	294.5	45.0	664.9	519.7	145.2
Operating profit	71.5	25.8	45.7	126.7	86.5	40.2
Interest expense, net	(30.1)	(28.9)	(1.2)	(60.3)	(57.9)	(2.4)
Loss on early extinguishment of debt	—	—	—	(11.5)	—	(11.5)
Other income, net	0.9	2.8	(1.9)	1.7	3.2	(1.5)
Income (loss) before income taxes	42.3	(0.3)	42.6	56.6	31.8	24.8
Provision for income taxes	(12.4)	(1.5)	(10.9)	(6.6)	(11.3)	4.7
Net income (loss)	$29.9	$(1.8)	$31.7	$50.0	$20.5	$29.5

	Second Quarter				Six Months
	2018	% of Total Revenues	2017	% of Total Revenues	2018	% of Total Revenues	2017	% of Total Revenues
Revenues:
Sales	$167.3	40.7%	$160.9	50.2%	$321.0	40.5%	$309.1	51.0%
Franchise royalty revenue and fees:
Royalty revenue	98.2	23.9%	94.1	29.4%	188.1	23.8%	181.3	29.9%
Franchise fees	9.4	2.3%	18.4	5.7%	17.4	2.2%	25.9	4.3%
Total franchise royalty revenue and fees	107.6	26.2%	112.5	35.1%	205.5	26.0%	207.2	34.2%
Franchise rental income	51.5	12.5%	46.9	14.7%	101.6	12.8%	89.9	14.8%
Advertising funds revenue	84.6	20.6%	—	—%	163.5	20.7%	—	—%
Total revenues	$411.0	100.0%	$320.3	100.0%	$791.6	100.0%	$606.2	100.0%

	Second Quarter				Six Months
	2018	% of Sales	2017	% of Sales	2018	% of Sales	2017	% of Sales
Cost of sales:
Food and paper	$52.9	31.6%	$50.3	31.2%	$101.8	31.7%	$95.3	30.8%
Restaurant labor	48.9	29.2%	46.5	28.9%	95.7	29.8%	91.3	29.5%
Occupancy, advertising and other operating costs	36.4	21.8%	33.8	21.1%	72.9	22.7%	68.5	22.2%
Total cost of sales	$138.2	82.6%	$130.6	81.2%	$270.4	84.2%	$255.1	82.5%

	Second Quarter				Six Months
	2018	% of Sales	2017	% of Sales	2018	% of Sales	2017	% of Sales
Restaurant margin	$29.1	17.4%	$30.3	18.8%	$50.6	15.8%	$54.0	17.5%

	Second Quarter		Six Months
	2018	2017	2018	2017
Key business measures:
North America same-restaurant sales:
Company-operated	2.0%	1.7%	1.4%	1.3%
Franchised	1.9%	3.3%	1.8%	2.5%
Systemwide	1.9%	3.2%	1.8%	2.4%

Total same-restaurant sales:
Company-operated	2.0%	1.7%	1.4%	1.3%
Franchised (a)	2.1%	3.3%	1.9%	2.6%
Systemwide (a)	2.1%	3.2%	1.9%	2.5%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela due to the impact of Venezuela’s highly inflationary economy).

	Second Quarter		Six Months
	2018	2017	2018	2017
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$167.3	$160.9	$321.0	$309.1
North America franchised	2,434.2	2,360.3	4,684.9	4,549.8
International franchised (b)	132.1	118.8	259.3	231.2
Global systemwide sales	$2,733.6	$2,640.0	$5,265.2	$5,090.1
________________

(a)
During the second quarter of 2018 and 2017, North America systemwide sales increased 2.7% and 4.1%, respectively, international franchised sales increased 12.8% and 16.4%, respectively, and global systemwide sales increased 3.1% and 4.6%, respectively, on a constant currency basis. During the first six months of 2018 and 2017, North America systemwide sales increased 2.7% and 3.4%, respectively, international franchised sales increased 13.2% and 15.2%, respectively, and global systemwide sales increased 3.2% and 3.9%, respectively, on a constant currency basis.

(b)	Excludes Venezuela due to the impact of Venezuela’s highly inflationary economy.

	Second Quarter
	Company-operated	North America Franchised	International Franchised	Systemwide
Restaurant count:
Restaurant count at April 1, 2018	337	5,784	512	6,633
Opened	1	24	11	36
Closed	(3)	(9)	(1)	(13)
Net (sold to) purchased by franchisees	(3)	3	—	—
Restaurant count at July 1, 2018	332	5,802	522	6,656

	Six Months
	Company-operated	North America Franchised	International Franchised	Systemwide

Restaurant count at December 31, 2017	337	5,793	504	6,634
Opened	1	40	28	69
Closed	(4)	(33)	(10)	(47)
Net (sold to) purchased by franchisees	(2)	2	—	—
Restaurant count at July 1, 2018	332	5,802	522	6,656

Sales	Change
	Second Quarter	Six Months
Sales	$6.4	$11.9

The increase in sales for the second quarter and the first six months of 2018 was primarily due to a 2.0% and 1.4% increase in same-restaurant sales, respectively. Company-operated same-restaurant sales improved due to an increase in our average per customer check amount, reflecting benefits from strategic price increases on our menu items and changes in product mix. These benefits were partially offset by a decrease in customer count. In addition, same-restaurant sales for the first six months of 2018 were adversely impacted by inclement weather in the northeastern U.S. during the first quarter of 2018.

Franchise Royalty Revenue and Fees	Change
	Second Quarter	Six Months
Royalty revenue	$4.1	$6.8
Franchise fees	(9.0)	(8.5)
	$(4.9)	$(1.7)

The increase in franchise royalty revenue during the second quarter and the first six months of 2018 was primarily due to a 2.1% and 1.9% increase in franchise same-restaurant sales, respectively.

The decrease in franchise fees during the second quarter and the first six months of 2018 was primarily due to facilitating fewer franchisee-to-franchisee restaurant transfers (“Franchise Flips”) and the related impact of the new accounting guidance for revenue recognition effective January 1, 2018. The Company facilitated 64 and 154 Franchise Flips during the second quarter of 2018 and 2017, respectively, and 64 and 270 Franchise Flips during the first six months of 2018 and 2017, respectively (excluding the DavCo and NPC Transactions discussed below). Franchise Flip technical assistance fees are recognized as revenue over the contractual term of the franchise agreements under the new accounting guidance. Under previous guidance, technical assistance fees received in connection with Franchise Flips were recognized as revenue when the license agreements were signed and the restaurant opened. See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the new accounting guidance for revenue recognition. This impact was partially offset by fees for providing information technology services to franchisees and other miscellaneous franchise fees.

Franchise Rental Income	Change
	Second Quarter	Six Months
Franchise rental income	$4.6	$11.7

The increase in franchise rental income during the second quarter and the first six months of 2018 was primarily due to subleasing properties to franchisees in connection with facilitating Franchise Flips during 2017.

Advertising Funds Revenue	Change
	Second Quarter	Six Months
Advertising funds revenue	$84.6	$163.5

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

Cost of Sales, as a Percent of Sales	Change
	Second Quarter	Six Months
Food and paper	0.4%	0.9%
Restaurant labor	0.3%	0.3%
Occupancy, advertising and other operating costs	0.7%	0.5%
	1.4%	1.7%

The increase in cost of sales, as a percent of sales, during the second quarter and the first six months of 2018 was primarily due to (1) an increase in restaurant labor rates, (2) an increase in commodity costs and (3) higher insurance costs. In addition, cost of sales, as a percent of sales, for the first six months of 2018 were adversely impacted by inclement weather in the northeastern U.S. These increases in cost of sales, as a percent of sales, were partially offset by benefits from strategic price increases on our menu items.

Franchise Support and Other Costs	Change
	Second Quarter	Six Months
Franchise support and other costs	$3.2	$5.8

The increase in franchise support and other costs during the second quarter and the first six months of 2018 was primarily due to costs incurred to provide information technology and other services to our franchisees.

Franchise Rental Expense	Change
	Second Quarter	Six Months
Franchise rental expense	$2.4	$6.8

The increase in franchise rental expense during the second quarter and the first six months of 2018 was primarily a result of leases entered into in connection with Franchise Flips during 2017.

Advertising Funds Expense	Change
	Second Quarter	Six Months
Advertising funds expense	$84.6	$163.5

The expenses of the national advertising funds are now fully consolidated into the Company’s condensed consolidated statements of operations under the new accounting guidance for revenue recognition effective January 1, 2018. On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue.

General and Administrative	Change
	Second Quarter	Six Months
Professional services	$(0.8)	$(1.9)
Employee compensation and related expenses	(0.5)	(0.9)
Other, net	0.4	0.9
	$(0.9)	$(1.9)

The decrease in general and administrative expenses during the second quarter and the first six months of 2018 was primarily due to decreases in (1) professional services, including lower legal fees and (2) employee compensation and related expenses, primarily as a result of changes in staffing driven by our G&A realignment plan.

Depreciation and Amortization	Change
	Second Quarter	Six Months
Restaurants	$1.5	$2.5
Corporate and other	0.6	2.6
	$2.1	$5.1

The increase in restaurant depreciation and amortization during the second quarter and the first six months of 2018 was primarily due to the impact of capital leases resulting from facilitating Franchise Flips during 2017. Corporate and other expense increased due to depreciation and amortization for technology investments.

System Optimization (Gains) Losses, Net	Second Quarter		Six Months
	2018	2017	2018	2017
System optimization (gains) losses, net	$(0.1)	$41.0	$0.5	$39.6

The change in system optimization (gains) losses, net was primarily due to the acquisition of 140 Wendy’s restaurants on May 31, 2017 from DavCo Restaurants, LLC (“DavCo”), which were immediately sold to NPC International, Inc. (“NPC”), an existing franchisee of the Company (the “DavCo and NPC Transactions”). The transactions resulted in a loss of $43.1 million during the second quarter of 2017.

Reorganization and Realignment Costs	Second Quarter		Six Months
	2018	2017	2018	2017
G&A realignment	$3.1	$17.2	$5.7	$17.2
System optimization initiative	—	0.5	—	0.7
	$3.1	$17.7	$5.7	$17.9

In May 2017, the Company initiated a G&A realignment plan to further reduce its G&A expenses. During the second quarter of 2018, the Company recognized costs associated with the plan totaling $3.1 million, which primarily included (1) severance and related employee costs of $1.1 million, (2) share-based compensation of $1.1 million and (3) third-party and other costs of $0.6 million. During the first six months of 2018, the Company recognized costs totaling $5.7 million, which primarily included (1) severance and related employee costs of $3.1 million, (2) share-based compensation of $1.2 million and (3) third-party and other costs of $0.9 million. During both the second quarter and the first six months of 2017, the Company recognized costs totaling $17.2 million, which primarily included (1) severance and related employee costs of $13.2 million and share-based compensation of $3.7 million.

During the second quarter and the first six months of 2017, the Company recognized costs associated with its system optimization initiative totaling $0.5 million and $0.7 million, respectively, which primarily included professional fees.

Impairment of Long-Lived Assets	Change
	Second Quarter	Six Months
Impairment of long-lived assets	$1.4	$1.0

Impairment of long-lived assets increased during the second quarter and the first six months of 2018 primarily due to higher impairment charges resulting from the deterioration in operating performance of certain Company-operated restaurants and charges for capital improvements in previously impaired restaurants that did not subsequently recover.

Other Operating Income, Net	Second Quarter		Six Months
	2018	2017	2018	2017
Lease buyout	$—	$(0.2)	$0.6	$(0.2)
Equity in earnings in joint ventures, net	(1.8)	(1.9)	(3.6)	(3.8)
Other, net	—	—	0.1	0.2
	$(1.8)	$(2.1)	$(2.9)	$(3.8)

The change in other operating income, net during the second quarter and the first six months of 2018 was primarily due to lease buyout activity.

Interest Expense, Net	Change
	Second Quarter	Six Months
Interest expense, net	$1.2	$2.4

Interest expense, net increased during the second quarter and the first six months of 2018 primarily due to an increase in capital lease obligations resulting from facilitating Franchise Flips during 2017.

Loss on Early Extinguishment of Debt	Change
	Second Quarter	Six Months
Loss on early extinguishment of debt	$—	$11.5

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

Provision for Income Taxes	Second Quarter		Six Months
	2018	2017	2018	2017
Income (loss) before income taxes	$42.3	$(0.3)	$56.6	$31.8
Provision for income taxes	12.4	1.5	6.6	11.3
Effective tax rate on income	29.3%	NM	11.6%	35.6%
_______________

(NM) Not meaningful.

Our effective tax rates in the second quarter of 2018 and 2017 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year include the following: (1) state income taxes, (2) valuation allowance changes, net of federal benefit, (3) a change to our provisional amount, recorded in the second quarter of 2018, for the impact of the Tax Cuts and Jobs Act (the “Tax Act”) on our net deferred tax liability, which resulted in a benefit of $0.8 million, (4) net excess tax benefits related to share-based payments, which resulted in a benefit of $0.8 million in the second quarter of 2018, and (5) the system optimization initiative in 2017, reflecting goodwill adjustments, changes to valuation allowances on state net operating loss carryforwards and state deferred taxes (including a correction to prior years identified and recorded in the second quarter of 2017, which resulted in a benefit of $2.2 million).

Our effective tax rates in the first six months of 2018 and 2017 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year include the following: (1) net excess tax benefits related to share-based payments, which resulted in a benefit of $6.9 million in the first six months of 2018, (2) state income taxes, (3) a change to our provisional amount, recorded in the first six months of 2018, for the impact of the Tax Act on our net deferred tax liability, which resulted in a benefit of $2.8 million, and (4) the system optimization initiative in 2017, reflecting goodwill adjustments, changes to valuation allowances on state net operating loss carryforwards and state deferred taxes (including a correction to prior years identified and recorded in the first six months of 2017, which resulted in a benefit of $2.2 million).

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to shareholders.

Our anticipated cash requirements for the remainder of 2018, exclusive of operating cash flow requirements, consist principally of:

•	capital expenditures of approximately $51.0 million to $56.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $75.0 million to $80.0 million.

•	cash dividends aggregating up to approximately $40.3 million as discussed below in “Dividends;” and

•	potential stock repurchases of up to $112.5 million, of which $19.4 million was repurchased subsequent to July 1, 2018 through August 1, 2018 as discussed below in “Stock Repurchases.”

Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

The table below summarizes our cash flows from operating, investing and financing activities for the first six months of 2018 and 2017:

	Six Months
	2018	2017	Change
Net cash provided by (used in):
Operating activities	$148.4	$105.8	$42.6
Investing activities	(22.6)	(40.2)	17.6
Financing activities	(95.3)	(94.2)	(1.1)
Effect of exchange rate changes on cash	(4.4)	3.2	(7.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	$26.1	$(25.4)	$51.5

Operating Activities

Cash provided by operating activities was $148.4 million and $105.8 million in the first six months of 2018 and 2017, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities.

Cash provided by operating activities increased $42.6 million during the first six months of 2018 as compared to the first six months of 2017, due to a favorable change in operating assets and liabilities of $43.5 million, partially offset by a decrease of $0.9 million in net income adjusted for non-cash expenses. The favorable change in operating assets and liabilities resulted primarily from (1) the timing of payments for marketing expenses of the national advertising funds, (2) the timing of collections of royalty receivables and (3) a decrease in payments for incentive compensation for the 2017 fiscal year.

Investing Activities

Cash used in investing activities decreased $17.6 million during the first six months of 2018 as compared to the first six months of 2017, primarily due to (1) net cash used in the DavCo and NPC Transactions during 2017 of $16.1 million and (2) a decrease in capital expenditures of $8.2 million. These favorable changes were partially offset by a decrease in proceeds from dispositions of surplus properties and other assets of $5.5 million.

Financing Activities

Cash used in financing activities increased $1.1 million during the first six months of 2018 as compared to the first six months of 2017, primarily due to (1) an increase in repurchases of common stock of $33.8 million, (2) an increase in dividends of $6.2 million and (3) the settlement of a supplemental purchase price liability associated with the acquisition of DavCo of $6.1 million. These changes were partially offset by a net increase in cash provided by long-term debt activities of $44.5 million reflecting the completion of a refinancing transaction during the first quarter of 2018.

Long-Term Debt, Including Current Portion

Except as described below, there were no material changes to the terms of any debt obligations since December 31, 2017. The Company was in compliance with its debt covenants as of July 1, 2018. See Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

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

Concurrently, the Master Issuer entered into a revolving financing facility of Series 2018-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2018-1 Class A-1 Notes”), which allows for the drawing of up to $150.0 million using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2018-1 Class A-1 Notes during the six months ended July 1, 2018. The Series 2015-1 Class A-1 Notes were canceled on the closing date and the letters of credit outstanding against the Series 2015-1 Class A-1 Notes were transferred to the Series 2018-1 Class A-1 Notes.

Dividends

On March 15, 2018 and June 15, 2018, the Company paid quarterly cash dividends of $0.085 per share on its common stock, aggregating $40.6 million. On August 2, 2018, the Company declared a dividend of $0.085 per share to be paid on September 18, 2018 to shareholders of record as of September 4, 2018. If the Company pays regular quarterly dividends for the remainder of 2018 at the same rate as declared in the second quarter of 2018, the total cash requirement for dividends will be approximately $40.3 million based on the estimated number of shares of common stock outstanding at August 1, 2018. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2018, our Board of Directors authorized a repurchase program for up to $175.0 million of our common stock through March 3, 2019, when and if market conditions warrant and to the extent legally permissible. During the six months ended July 1, 2018, the Company repurchased 3.7 million shares with an aggregate purchase price of $62.5 million, of which $2.1 million was accrued at July 1, 2018, and excluding commissions of $0.1 million. As of July 1, 2018, the Company had $112.5 million of availability remaining under its February 2018 authorization. Subsequent to July 1, 2018 through August 1, 2018, the Company repurchased 1.1 million shares with an aggregate purchase price of $19.4 million, excluding commissions.

In February 2017, our Board of Directors authorized a repurchase program for up to $150.0 million of our common stock through March 4, 2018, when and if market conditions warranted and to the extent legally permissible. During the six months ended July 1, 2018, the Company completed the $150.0 million program with the repurchase of 1.4 million shares with an aggregate purchase price of $22.6 million, excluding commissions. During the six months ended July 2, 2017, the Company repurchased 3.6 million shares with an aggregate purchase price of $52.4 million, of which $2.0 million was accrued at July 2, 2017, and excluding commissions.

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

As of July 1, 2018, there were no material changes from the information contained in the Form 10-K, except as described below.

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

Consequently, our long-term debt, including current portion, aggregated $2,848.0 million and consisted of $2,381.9 million of fixed-rate debt and $466.1 million of capital lease obligations as of July 1, 2018 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases under the Series 2018-1 Class A-1 Notes; however, the Company had no outstanding borrowings under its Series 2018-1 Class A-1 Notes as of July 1, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of July 1, 2018. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2018, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the second quarter of 2018 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•
risks associated with failures, interruptions or security breaches of the Company’s computer systems or technology, or the occurrence of cyber incidents or a deficiency in cybersecurity that impacts the Company or its franchisees, including the cybersecurity incident described in Item 2 above;

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

Item 1. Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses, including the legal proceedings related to a cybersecurity incident referenced in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 herein. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. The Company believes it has adequate accruals for continuing operations for all of its legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings, including those described below, being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult. Based on our currently available information, including legal defenses available to us, and given the aforementioned accruals and our insurance coverage, we do not believe that the outcome of these legal and environmental matters will have a material effect on our consolidated financial position or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the second quarter of 2018:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
April 2, 2018 through May 6, 2018	1,304,514	$17.22	1,101,900	$139,360,027
May 7, 2018 through June 3, 2018	685,810	$16.38	685,445	$128,142,649
June 4, 2018 through July 1, 2018	907,529	$17.41	898,548	$112,509,718
Total	2,897,853	$17.08	2,685,893	$112,509,718

(1)
Includes 211,960 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In February 2018, our Board of Directors authorized the repurchase of up to $175 million of our common stock through March 3, 2019, when and if market conditions warrant and to the extent legally permissible.

Subsequent to July 1, 2018 through August 1, 2018, the Company repurchased 1.1 million shares with an aggregate purchase price of $19.4 million, excluding commissions.

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

THE WENDY’S COMPANY (Registrant)
Date: August 7, 2018	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the Company)

Date: August 7, 2018	By: /s/ Leigh A. Burnside
Leigh A. Burnside
Chief Accounting Officer
(Principal Accounting Officer)