Form 10-Q
period 2018-09-30
Wendy's Co
filed 2018-11-06
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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
Yes [ ] No [x]

There were 236,768,234 shares of The Wendy’s Company common stock outstanding as of October 31, 2018.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$634,751	$171,447
Restricted cash	29,874	32,633
Accounts and notes receivable, net	100,148	114,390
Inventories	3,335	3,156
Prepaid expenses and other current assets	18,147	20,125
Advertising funds restricted assets	69,835	62,602
Total current assets	856,090	404,353
Properties	1,223,982	1,263,059
Goodwill	749,192	743,334
Other intangible assets	1,303,690	1,321,585
Investments	52,575	56,002
Net investment in direct financing leases	226,149	229,089
Other assets	95,754	79,516
Total assets	$4,507,432	$4,096,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$31,291	$30,172
Accounts payable	24,061	22,764
Income taxes payable	84,623	1,115
Accrued expenses and other current liabilities	120,203	110,509
Advertising funds restricted liabilities	78,925	62,602
Total current liabilities	339,103	227,162
Long-term debt	2,759,766	2,724,230
Deferred income taxes	275,312	299,053
Deferred franchise fees	92,522	10,881
Other liabilities	257,411	262,409
Total liabilities	3,724,114	3,523,735
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 238,318 and 240,512 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,883,298	2,885,955
Retained earnings (accumulated deficit)	146,983	(163,289)
Common stock held in treasury, at cost; 232,106 and 229,912 shares, respectively	(2,242,870)	(2,150,307)
Accumulated other comprehensive loss	(51,135)	(46,198)
Total stockholders’ equity	783,318	573,203
Total liabilities and stockholders’ equity	$4,507,432	$4,096,938

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Unaudited)
Revenues:
Sales	$165,323	$158,843	$486,316	$467,914
Franchise royalty revenue and fees	103,212	98,882	308,679	306,120
Franchise rental income	50,474	50,275	152,110	140,127
Advertising funds revenue	81,541	—	245,011	—
	400,550	308,000	1,192,116	914,161
Costs and expenses:
Cost of sales	139,348	133,631	409,721	388,755
Franchise support and other costs	5,349	3,690	18,553	11,122
Franchise rental expense	22,260	24,076	69,829	64,841
Advertising funds expense	81,541	—	245,011	—
General and administrative	46,545	51,716	146,064	153,089
Depreciation and amortization	29,070	31,216	94,649	91,690
System optimization (gains) losses, net	(486)	106	(8)	39,749
Reorganization and realignment costs	941	2,888	6,691	20,768
Impairment of long-lived assets	347	1,041	2,156	1,804
Other operating income, net	(1,713)	(2,021)	(4,643)	(5,828)
	323,202	246,343	988,023	765,990
Operating profit	77,348	61,657	204,093	148,171
Interest expense, net	(29,625)	(29,977)	(89,939)	(87,887)
Loss on early extinguishment of debt	—	—	(11,475)	—
Investment income (loss), net	450,133	(636)	450,432	2,086
Other income, net	1,061	511	2,423	1,022
Income before income taxes	498,917	31,555	555,534	63,392
Provision for income taxes	(107,668)	(17,298)	(114,250)	(28,639)
Net income	$391,249	$14,257	$441,284	$34,753

Net income per share
Basic	$1.65	$.06	$1.85	$.14
Diluted	1.60	.06	1.79	.14

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
	(Unaudited)
Net income	$391,249	$14,257	$441,284	$34,753
Other comprehensive income (loss), net:
Foreign currency translation adjustment	5,315	8,787	(5,054)	16,797
Change in unrecognized pension loss:
Unrealized gains arising during the period	—	—	156	156
Income tax provision	—	—	(39)	(60)
	—	—	117	96
Effect of cash flow hedges:
Reclassification of losses into Net income	—	723	—	2,170
Income tax provision	—	(279)	—	(838)
	—	444	—	1,332
Other comprehensive income (loss), net	5,315	9,231	(4,937)	18,225
Comprehensive income	$396,564	$23,488	$436,347	$52,978

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30, 2018	October 1, 2017
	(Unaudited)
Cash flows from operating activities:
Net income	$441,284	$34,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,649	91,690
Share-based compensation	14,401	16,356
Impairment of long-lived assets	2,156	1,804
Deferred income tax	(1,527)	945
Non-cash rental income, net	(10,868)	(8,348)
Net receipt of deferred vendor incentives	2,689	4,547
System optimization (gains) losses, net	(8)	39,749
Gain on sale of investments, net	(450,000)	(1,807)
Distributions received from TimWen joint venture	9,060	5,524
Equity in earnings in joint ventures, net	(5,810)	(6,113)
Long-term debt-related activities, net (see below)	16,860	9,051
Other, net	4,596	2,023
Changes in operating assets and liabilities:
Accounts and notes receivable, net	11,382	(14,193)
Inventories	(82)	(44)
Prepaid expenses and other current assets	2,754	(1,281)
Advertising funds restricted assets and liabilities	8,879	(15,823)
Accounts payable	(559)	(1,557)
Accrued expenses and other current liabilities	89,806	3,039
Net cash provided by operating activities	229,662	160,315
Cash flows from investing activities:
Capital expenditures	(39,717)	(53,711)
Acquisitions	(21,401)	(86,788)
Dispositions	2,863	80,058
Proceeds from sale of investments	450,000	3,282
Notes receivable, net	(283)	(4,174)
Payments for investments	(13)	(375)
Net cash provided by (used in) investing activities	391,449	(61,708)
Cash flows from financing activities:
Proceeds from long-term debt	934,837	22,675
Repayments of long-term debt	(893,039)	(42,966)
Deferred financing costs	(17,340)	(1,069)
Repurchases of common stock	(140,199)	(90,065)
Dividends	(60,786)	(51,464)
Proceeds from stock option exercises	42,299	10,419
Payments related to tax withholding for share-based compensation	(10,464)	(4,484)
Contingent consideration payment	(6,269)	—
Net cash used in financing activities	(150,961)	(156,954)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	470,150	(58,347)
Effect of exchange rate changes on cash	(2,195)	6,910
Net increase (decrease) in cash, cash equivalents and restricted cash	467,955	(51,437)
Cash, cash equivalents and restricted cash at beginning of period	212,824	275,949
Cash, cash equivalents and restricted cash at end of period	$680,779	$224,512

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Nine Months Ended
	September 30, 2018	October 1, 2017
	(Unaudited)
Detail of cash flows from operating activities:
Long-term debt-related activities, net:
Loss on early extinguishment of debt	$11,475	$—
Accretion of long-term debt	940	927
Amortization of deferred financing costs	4,445	5,954
Reclassification of unrealized losses on cash flow hedges	—	2,170
	$16,860	$9,051

Supplemental cash flow information:
Cash paid for:
Interest	$103,240	$93,701
Income taxes, net of refunds	5,925	22,092

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$9,588	$9,621
Capitalized lease obligations	6,569	239,721
Accrued debt issuance costs	332	—

	September 30, 2018	December 31, 2017
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$634,751	$171,447
Restricted cash	29,874	32,633
Restricted cash, included in Advertising funds restricted assets	16,154	8,579
Restricted cash, included in Other assets	—	165
Total cash, cash equivalents and restricted cash	$680,779	$212,824

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of September 30, 2018, the results of our operations for the three and nine months ended September 30, 2018 and October 1, 2017 and cash flows for the nine months ended September 30, 2018 and October 1, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full 2018 fiscal year. These Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”).

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

The following tables illustrate the expense reclassifications made to the condensed consolidated statements of operations for the three and nine months ended October 1, 2017:

	Three Months Ended
		Reclassifications
	As Previously Reported	Franchise support and other costs	Restaurant operational costs	As Currently Reported
Cost of sales	$132,387	$—	$1,244	$133,631
Franchise support and other costs	—	3,690	—	3,690
General and administrative	52,960	—	(1,244)	51,716
Other operating expense (income), net	1,669	(3,690)	—	(2,021)
	$187,016	$—	$—	$187,016

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Nine Months Ended
		Reclassifications
	As Previously Reported	Franchise support and other costs	Restaurant operational costs	As Currently Reported
Cost of sales	$385,154	$—	$3,601	$388,755
Franchise support and other costs	—	11,122	—	11,122
General and administrative	156,690	—	(3,601)	153,089
Other operating expense (income), net	5,294	(11,122)	—	(5,828)
	$547,138	$—	$—	$547,138

(2) New Accounting Standards

New Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for implementation costs of a cloud computing arrangement that is a service contract. The new guidance aligns the accounting for such implementation costs of a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The Company does not expect the amendment, which is effective beginning with our 2019 fiscal year, to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued new guidance on disclosure requirements for fair value measurements. The objective of the new guidance, which is effective beginning with our 2020 fiscal year, is to provide additional information about assets and liabilities measured at fair value in the statement of financial position or disclosed in the notes to financial statements. New incremental disclosure requirements include the amount of fair value hierarchy level 3 changes in unrealized gains and losses and the range and weighted average used to develop significant unobservable inputs for level 3 fair value measurements. The Company does not expect the amendment to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued new guidance on disclosure requirements for employer sponsored defined benefit plans. The amendments remove disclosure requirements that no longer are considered cost beneficial and add disclosure requirements that are identified as relevant. New incremental disclosure requirements include the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates as well as an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The Company does not expect the amendment, which is effective beginning with our 2020 fiscal year, to have a material impact on our consolidated financial statements.

In June 2018, the FASB issued new guidance on nonemployee share-based payment arrangements. The new guidance aligns the requirements for nonemployee share-based payments with the requirements for employee share-based payments. The Company does not expect the amendment, which is effective beginning with our 2019 fiscal year, to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued new guidance on leases, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new guidance, which is effective beginning with our 2019 fiscal year, requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The guidance allows for either (1) a modified retrospective transition method under which the standard is applied at the beginning of the earliest period presented in the financial statements or (2) an alternative transition method under which the standard is applied at the adoption date and a cumulative-effect adjustment to the opening balance of retained earnings is recognized in the period of adoption.  The Company currently plans to adopt the standard using the alternative transition method. We are currently implementing a new lease management system to facilitate the adoption of this guidance. As shown in Note 14, there are $1,546,470 in future minimum rental payments for operating leases that are not currently on our balance sheet; therefore, we expect this will have a material impact on our consolidated balance sheets and related disclosures. We do not expect the adoption of this guidance to have a material impact on our consolidated statements of operations and statements of cash flows.

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

In November 2016, the FASB issued an amendment that clarifies guidance for proper classification and presentation of restricted cash in the statement of cash flows. Accordingly, changes in restricted cash that have historically been included within operating, investing and financing activities have been eliminated, and restricted cash, including the restricted cash of the national advertising funds, is combined with cash and cash equivalents when reconciling the beginning and end of period balances for all periods presented. The Company adopted this amendment during the first quarter of 2018. The adoption of the amendment resulted in an increase in net cash used in investing activities of $23,624 during the nine months ended October 1, 2017. In addition, during the nine months ended October 1, 2017, net cash provided by operating activities decreased $16,428, primarily due to changes in restricted cash of the national advertising funds. Because of the inclusion of restricted cash in the beginning and end of period balances, our cash, cash equivalents and restricted cash as presented in the statement of cash flows increased $37,883 and $77,709 as of October 1, 2017 and January 1, 2017, respectively. This amendment did not impact the Company’s condensed consolidated statements of operations and condensed consolidated balance sheets.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Impacts on Financial Statements

The following tables summarize the impacts of adopting the revenue recognition standard on the Company’s condensed consolidated financial statements:

		Adjustments
	As Reported	Franchise Fees	Advertising Funds	Balances Without Adoption
Condensed Consolidated Balance Sheet
September 30, 2018
Accrued expenses and other current liabilities	$120,203	$(1,664)	$—	$118,539
Advertising funds restricted liabilities	78,925	—	(6,645)	72,280
Total current liabilities	339,103	(1,664)	(6,645)	330,794
Deferred income taxes	275,312	21,463	—	296,775
Deferred franchise fees	92,522	(81,686)	—	10,836
Total liabilities	3,724,114	(61,887)	(6,645)	3,655,582
Retained earnings	146,983	62,011	6,645	215,639
Accumulated other comprehensive loss	(51,135)	(124)	—	(51,259)
Total stockholders’ equity	783,318	61,887	6,645	851,850

Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2018
Franchise royalty revenue and fees (a)	$103,212	$(497)	$—	$102,715
Advertising funds revenue	81,541	—	(81,541)	—
Total revenues	400,550	(497)	(81,541)	318,512
Advertising funds expense	81,541	—	(81,541)	—
Total costs and expenses	323,202	—	(81,541)	241,661
Operating profit	77,348	(497)	—	76,851
Income before income taxes	498,917	(497)	—	498,420
Provision for income taxes	(107,668)	124	—	(107,544)
Net income	391,249	(373)	—	390,876

Nine Months Ended September 30, 2018
Franchise royalty revenue and fees (a)	$308,679	$(2,087)	$—	$306,592
Advertising funds revenue	245,011	—	(245,011)	—
Total revenues	1,192,116	(2,087)	(245,011)	945,018
Advertising funds expense	245,011	—	(245,011)	—
Total costs and expenses	988,023	—	(245,011)	743,012
Operating profit	204,093	(2,087)	—	202,006
Income before income taxes	555,534	(2,087)	—	553,447
Provision for income taxes	(114,250)	533	—	(113,717)
Net income	441,284	(1,554)	—	439,730
_______________

(a)
The adjustments for the three and nine months ended September 30, 2018 include the reversal of franchise fees recognized over time under the new revenue recognition guidance of $2,266 and $7,393, respectively, as well as franchisee fees that would have been recognized under the previous revenue recognition guidance when the license agreements were signed and the restaurant opened of $1,769 and $5,306, respectively. See Note 3 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

		Adjustments
	As Reported	Franchise Fees	Advertising Funds	Balances Without Adoption
Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2018
Cash flows from operating activities:
Net income	$441,284	$(1,554)	$—	$439,730
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	(1,527)	(533)	—	(2,060)
Other, net	4,596	(219)	—	4,377
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	89,806	2,306	—	92,112

(3) Revenue

Nature of Goods and Services

Wendy’s franchises and operates Wendy’s® quick-service restaurants specializing in hamburger sandwiches throughout North America. Wendy’s also has franchised restaurants in 30 foreign countries and U.S. territories other than North America. At September 30, 2018, Wendy’s operated and franchised 350 and 6,319 restaurants, respectively. The Company generates revenues from sales at Company-operated restaurants and earns fees and rental income from franchised restaurants.

The rights and obligations governing franchised restaurants are set forth in the franchise agreement. The franchise agreement provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The franchise agreement generally provides for a 20-year term and a 10-year renewal subject to certain conditions. The initial term may be extended up to 25 years and the renewal extended up to 20 years for qualifying restaurants under certain new restaurant development programs.

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

Disaggregation of Revenue

The following table disaggregates revenue by primary geographical market and source:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Primary geographical markets
United States	$375,938	$1,121,518
Canada	19,738	56,156
International	4,874	14,442
Total revenue	$400,550	$1,192,116

Sources of revenue
Sales at Company-operated restaurants	$165,323	$486,316
Franchise royalty revenue	95,501	283,602
Franchise fees	7,711	25,077
Franchise rental income	50,474	152,110
Advertising funds revenue	81,541	245,011
Total revenue	$400,550	$1,192,116

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

September 30, 2018 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$39,281
Receivables, which are included in “Advertising funds restricted assets”	42,226
Deferred franchise fees (c)	103,012
_______________

(a)
Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s statement of operations.

(b)	Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)	Deferred franchise fees of $10,490 and $92,522 are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees,” respectively.

Significant changes in deferred franchise fees are as follows:

Nine Months Ended
September 30, 2018
Deferred franchise fees at beginning of period	$102,492
Revenue recognized during the period	(7,393)
New deferrals due to cash received and other	7,913
Deferred franchise fees at end of period	$103,012

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2018 (a)	$2,445
2019	7,774
2020	6,282
2021	5,749
2022	5,559
Thereafter	75,203
$103,012
_______________

(a)
Represents franchise fees expected to be recognized for the remainder of the 2018 fiscal year, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) Acquisitions

During the nine months ended September 30, 2018, the Company acquired 16 restaurants from a franchisee for total net cash consideration of $21,401. The Company did not incur any material acquisition-related costs associated with the acquisition and such transaction was not significant to our condensed consolidated financial statements. The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for restaurants acquired from the franchisee:

Nine Months Ended
September 30, 2018
Restaurants acquired from franchisee	16

Total consideration paid, net of cash received	$21,401
Identifiable assets acquired and liabilities assumed:
Properties	4,363
Acquired franchise rights	10,127
Capital lease assets	5,360
Other assets	621
Capital lease obligations	(3,135)
Unfavorable leases	(733)
Other liabilities	(1,960)
Total identifiable net assets	14,643
Goodwill	$6,758

On May 31, 2017, the Company also entered into the DavCo and NPC Transactions. See Note 5 for further information.

(5) System Optimization (Gains) Losses, Net

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating Franchise Flips. The Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system as of January 1, 2017. While the Company has no plans to reduce its ownership below the approximately 5% level, Wendy’s will continue to optimize its system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base and drive new restaurant development and accelerate reimages in the Image Activation format.

During the nine months ended September 30, 2018, the Company completed the sale of three Company-operated restaurants to a franchisee. In addition, the Company facilitated 73 and 270 Franchise Flips during the nine months ended September 30, 2018 and October 1, 2017, respectively (excluding the DavCo and NPC Transactions discussed below).

Gains and losses recognized on dispositions are recorded to “System optimization (gains) losses, net” in our condensed consolidated statements of operations. Costs related to acquisitions and dispositions under our system optimization initiative are recorded to “Reorganization and realignment costs,” which are further described in Note 6. All other costs incurred related to facilitating Franchise Flips are recorded to “Franchise support and other costs.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Gain on sale of restaurants, net (a)	$—	$—	$89	$—
Post-closing adjustments on sales of restaurants (b)	279	418	54	1,345
Gain (loss) on sales of other assets, net (c)	207	(539)	(135)	2,040
Gain (loss) on DavCo and NPC Transactions (d)	—	15	—	(43,134)
System optimization gains (losses), net	$486	$(106)	$8	$(39,749)
_______________

(a)
During the nine months ended September 30, 2018, the Company received cash proceeds of $1,436 from the sale of three Company-operated restaurants. Net assets sold totaled $1,139 and consisted primarily of equipment. In addition, goodwill of $208 was written off in connection with the sale.

(b)
The nine months ended September 30, 2018 includes cash proceeds, net of payments of $6. The three and nine months ended October 1, 2017 includes cash payments, net of proceeds received, of $333 and $33, respectively, related to post-closing reconciliations with franchisees. The three and nine months ended September 30, 2018 and the nine months ended October 1, 2017 include the recognition of deferred gains of $503 and $312, respectively, as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

(c)
During the three and nine months ended September 30, 2018, the Company received cash proceeds, primarily from the sale of surplus properties, of $1,049 and $1,421, respectively, and received cash proceeds of $2,411 and $9,403 during the three and nine months ended October 1, 2017, respectively. The nine months ended October 1, 2017 also includes the recognition of a deferred gain of $375 related to the sale of a share in an aircraft.

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

The total consideration paid to DavCo was allocated to net tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.  Refer to the Form 10-K for further information regarding the purchase price allocation.  The Company finalized the purchase price allocation during 2018 with no differences from the provisional amounts previously reported.  The gain on the DavCo and NPC Transactions during the three months ended October 1, 2017 was comprised of a decrease in goodwill of $27 related to adjustments in the fair value of deferred taxes and net unfavorable leases, partially offset by additional selling and other costs of $12. The loss on the DavCo and NPC Transactions during the nine months ended October 1, 2017 was comprised of the write-off of goodwill of $65,476 and selling and other costs of $1,692, partially offset by the recognition of net favorable leases of $24,034.

As part of the DavCo acquisition, the Company recognized a supplemental purchase price liability of $6,269, which was settled during the nine months ended September 30, 2018.

As of September 30, 2018 and December 31, 2017, the Company had assets held for sale of $2,519 and $2,235, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(6) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
G&A realignment	$629	$2,656	$6,375	$19,901
System optimization initiative	312	232	316	867
Reorganization and realignment costs	$941	$2,888	$6,691	$20,768

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. The Company expects to incur total costs aggregating approximately $30,000 to $33,000 related to the plan. The Company recognized costs totaling $6,375 during the nine months ended September 30, 2018, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $4,500, comprised of (1) severance and related employee costs of approximately $1,000, (2) recruitment and relocation costs of approximately $2,000, (3) third-party and other costs of approximately $500 and (4) share-based compensation of approximately $1,000. The Company expects to continue to recognize costs associated with the plan into 2019.

The following is a summary of the activity recorded as a result of the G&A realignment plan:

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Severance and related employee costs	$57	$1,210	$3,168	$14,436	$18,124
Recruitment and relocation costs	200	145	708	145	1,197
Third-party and other costs	39	496	971	821	2,062
	296	1,851	4,847	15,402	21,383
Share-based compensation (a)	333	805	1,528	4,499	6,655
Total G&A realignment	$629	$2,656	$6,375	$19,901	$28,038
_______________

(a)	Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our G&A realignment plan.

As of September 30, 2018, the accruals for our G&A realignment plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $6,817 and $1,432, respectively. The tables below present a rollforward of our accruals for the plan.

	Balance December 31, 2017	Charges	Payments	Balance September 30, 2018
Severance and related employee costs	$12,093	$3,168	$(7,103)	$8,158
Recruitment and relocation costs	177	708	(794)	91
Third-party and other costs	—	971	(971)	—
	$12,270	$4,847	$(8,868)	$8,249

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Balance January 1, 2017	Charges	Payments	Balance October 1, 2017
Severance and related employee costs	$—	$14,436	$(1,350)	$13,086
Recruitment and relocation costs	—	145	(36)	109
Third-party and other costs	—	821	(821)	—
	$—	$15,402	$(2,207)	$13,195

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. The Company has incurred costs of $72,225 under the initiative since inception. The Company does not expect to incur additional costs in 2018 in connection with acquisitions or dispositions under our system optimization initiative.

(7) Investments

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

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Nine Months Ended
	September 30, 2018	October 1, 2017
Balance at beginning of period	$55,363	$54,545

Investment	13	375

Equity in earnings for the period	7,566	7,844
Amortization of purchase price adjustments (a)	(1,756)	(1,731)
	5,810	6,113
Distributions received (b)	(9,060)	(8,128)
Foreign currency translation adjustment included in “Other comprehensive income (loss), net” and other	(191)	4,304
Balance at end of period	$51,935	$57,209
_______________

(a)	Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

(b)	The nine months ended October 1, 2017 included a distribution receivable from TimWen of $2,604, which was included in “Accounts and notes receivable, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Indirect Investment in Inspire Brands

In connection with the sale of Arby’s Restaurant Group, Inc. (“Arby’s) during 2011, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”) obtained an 18.5% equity interest in ARG Holding Corporation (“ARG Parent”) (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s). The carrying value of our investment was reduced to zero during 2013 in connection with the receipt of a dividend.

Our 18.5% equity interest was diluted to 12.3% on February 5, 2018, when a subsidiary of ARG Parent acquired Buffalo Wild Wings, Inc. As a result, our diluted ownership interest included both the Arby’s and Buffalo Wild Wings brands under the newly formed combined company, Inspire Brands, Inc. (“Inspire Brands”). On August 16, 2018, the Company sold its remaining 12.3% ownership interest to Inspire Brands for $450,000 and incurred transaction costs of $79, which were recorded to “Investment income (loss), net.” The Company expects to pay income taxes on the transaction of approximately $95,000 during the fourth quarter of 2018.

(8) Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2018	December 31, 2017
Series 2018-1 Class A-2 Notes:
3.573% Series 2018-1 Class A-2-I Notes, anticipated repayment date 2025	$446,625	$—
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	471,438	—
Series 2015-1 Class A-2 Notes:
3.371% Series 2015-1 Class A-2-I Notes, repaid with 2018 refinancing	—	855,313
4.080% Series 2015-1 Class A-2-II Notes, anticipated repayment date 2022	873,000	879,750
4.497% Series 2015-1 Class A-2-III Notes, anticipated repayment date 2025	485,000	488,750
7% debentures, due in 2025	90,454	89,514
Capital lease obligations, due through 2045	458,347	467,964
Unamortized debt issuance costs	(33,807)	(26,889)
	2,791,057	2,754,402
Less amounts payable within one year	(31,291)	(30,172)
Total long-term debt	$2,759,766	$2,724,230

On January 17, 2018, Wendy’s Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of the Company, completed a refinancing transaction under which the Master Issuer issued fixed rate senior secured notes in the following 2018-1 series: Class A-2-I with an initial principal amount of $450,000 and Class A-2-II with an initial principal amount of $475,000 (collectively, the “Series 2018-1 Class A-2 Notes”). Interest payments on the Series 2018-1 Class A-2 Notes are payable on a quarterly basis. The legal final maturity date of the Series 2018-1 Class A-2 Notes is in March 2048. If the Master Issuer has not repaid or redeemed the Series 2018-1 Class A-2 Notes prior to the respective anticipated repayment date, additional interest will accrue on these notes equal to the greater of (1) 5.00% per annum and (2) a per annum interest rate equal to the excess, if any, by which the sum of (a) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on such anticipated repayment date of the United States Treasury Security having a term closest to 10 years, plus (b) 5.00%, plus (c) (i) with respect to the Series 2018-1 Class A-2-I Notes, 1.35%, and (ii) with respect to the Series 2018-1 Class A-2-II Notes, 1.58%, exceeds the original interest rate with respect to such tranche. The net proceeds from the sale of the Series 2018-1 Class A-2 Notes were used to redeem the Master Issuer’s outstanding Series 2015-1 Class A-2-I Notes, to pay prepayment and transaction costs, and for general corporate purposes. As a result, the Company recorded a loss on early extinguishment of debt of $11,475 during the nine months ended September 30, 2018, which was comprised of the write-off of certain deferred financing costs and a specified make-whole payment. The Series 2018-1 Class A-2 Notes have scheduled principal payments of $9,250 annually from 2018 through 2024, $423,250 in 2025, $4,750 in each 2026 through 2027 and $427,500 in 2028.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Concurrently, the Master Issuer entered into a revolving financing facility of Series 2018-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2018-1 Class A-1 Notes” and, together with the Series 2018-1 Class A-2 Notes, the “Series 2018-1 Senior Notes”), which allows for the drawing of up to $150,000 using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2018-1 Class A-1 Notes during the nine months ended September 30, 2018. The Series 2015-1 Class A-1 Notes were canceled on the closing date and the letters of credit outstanding against the Series 2015-1 Class A-1 Notes were transferred to the Series 2018-1 Class A-1 Notes.

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

During the nine months ended September 30, 2018, the Company incurred debt issuance costs of $17,672 in connection with the issuance of the Series 2018-1 Senior Notes. The debt issuance costs are being amortized to “Interest expense, net” through the anticipated repayment dates of the Series 2018-1 Senior Notes utilizing the effective interest rate method.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. Neither the Company, nor Wendy’s, is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations. During the nine months ended September 30, 2018, the Company borrowed and repaid $9,837 and $11,124 under the line of credit, respectively. During the nine months ended October 1, 2017, the Company borrowed and repaid $22,675 under the line of credit.

(9) Fair Value Measurements

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$444,012	$444,012	$338	$338	Level 1
Non-current cost method investments (a)	640	2,409	639	327,710	Level 3

Financial liabilities
Series 2018-1 Class A-2-I Notes (b)	446,625	425,678	—	—	Level 2
Series 2018-1 Class A-2-II Notes (b)	471,438	449,186	—	—	Level 2
Series 2015-1 Class A-2-I Notes (b)	—	—	855,313	856,510	Level 2
Series 2015-1 Class A-2-II Notes (b)	873,000	866,714	879,750	897,961	Level 2
Series 2015-1 Class A-2-III Notes (b)	485,000	481,654	488,750	513,188	Level 2
7% debentures, due in 2025 (b)	90,454	104,500	89,514	107,000	Level 2
Guarantees of franchisee loan obligations (c)	22	22	37	37	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s as of December 31, 2017 was based on applying a multiple to Arby’s adjusted earnings before income taxes, depreciation and amortization per its current unaudited financial information. The carrying value of our indirect investment in Arby’s was reduced to zero during 2013 in connection with the receipt of a dividend. On February 5, 2018, a subsidiary of ARG Parent acquired Buffalo Wild Wings, Inc. As a result, our ownership interest included both the Arby’s and Buffalo Wild Wings brands under the newly formed combined company, Inspire Brands. On August 16, 2018, the Company sold its remaining ownership interest to Inspire Brands for $450,000. See Note 7 for further information. The fair values of our remaining investments are not significant and are based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments.

(b)	The fair values were based on quoted market prices in markets that are not considered active markets.

(c)
Wendy’s has provided loan guarantees to various lenders on behalf of franchisees entering into debt arrangements for equipment financing. We have accrued a liability for the fair value of these guarantees, the calculation of which was based upon a weighted average risk percentage.

The carrying amounts of cash, accounts payable and accrued expenses approximated fair value due to the short-term nature of those items. The carrying amounts of accounts and notes receivable, net (both current and non-current) approximated fair value due to the effect of the related allowance for doubtful accounts. Our cash equivalents and guarantees are the only financial assets and liabilities measured and recorded at fair value on a recurring basis.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Non-Recurring Fair Value Measurements

Assets and liabilities remeasured to fair value on a non-recurring basis resulted in impairment that we have recorded to “Impairment of long-lived assets” in our condensed consolidated statements of operations.

Total impairment losses may reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements and favorable lease assets) to fair value as a result of (1) declines in operating performance at Company-operated restaurants and (2) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants, including any subsequent lease modifications. The fair value of long-lived assets held and used presented in the tables below represents the remaining carrying value and was estimated based on either discounted cash flows of future anticipated lease and sublease income or discounted cash flows of future Company-operated restaurant performance.

Total impairment losses may also include the impact of remeasuring long-lived assets held for sale, which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represents the remaining carrying value and were estimated based on current market values. See Note 10 for further information on impairment of our long-lived assets.

		Fair Value Measurements
	September 30, 2018	Level 1	Level 2	Level 3
Held and used	$226	$—	$—	$226
Held for sale	1,115	—	—	1,115
Total	$1,341	$—	$—	$1,341

		Fair Value Measurements
	December 31, 2017	Level 1	Level 2	Level 3
Held and used	$757	$—	$—	$757
Held for sale	1,560	—	—	1,560
Total	$2,317	$—	$—	$2,317

Total impairment losses for the three and nine months ended September 30, 2018 included remeasuring long-lived assets held and used of $118 and $1,886, respectively, and remeasuring long-lived assets held for sale of $229 and $270, respectively. Total impairment losses for the three and nine months ended October 1, 2017 included remeasuring long-lived assets held and used of $928 and $1,146, respectively, and remeasuring long-lived assets held for sale of $113 and $658, respectively.

(10) Impairment of Long-Lived Assets

During the three and nine months ended September 30, 2018 and October 1, 2017, the Company recorded impairment charges on long-lived assets as a result of (1) closing Company-operated restaurants and classifying such surplus properties as held for sale and (2) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, including any subsequent lease modifications. Additionally, during the nine months ended September 30, 2018 and the three and nine months ended October 1, 2017, the Company recorded impairment charges on long-lived assets as a result of the deterioration in operating performance of certain Company-operated restaurants and charges for capital improvements in previously impaired restaurants that did not subsequently recover.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Surplus properties	$229	$113	$270	$658
Restaurants leased or subleased to franchisees	118	95	283	95
Company-operated restaurants	—	833	1,603	1,051
	$347	$1,041	$2,156	$1,804

(11) Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2018 and October 1, 2017 was 21.6% and 54.8% respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% and 35% in the third quarter of 2018 and 2017, respectively, primarily due to (1) net excess tax benefits related to share-based payments, which resulted in a benefit of $5,251 in the third quarter of 2018, (2) the impact of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), (3) the system optimization initiative provision of $5,019 in 2017, reflecting goodwill adjustments, changes to valuation allowances on state net operating loss carryforwards and state deferred taxes, and (4) state income tax provision in 2017, including non-recurring changes to state deferred taxes net of federal benefits.

The Company’s effective tax rate for the nine months ended September 30, 2018 and October 1, 2017 was 20.6% and 45.2%, respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% and 35% for the first nine months of 2018 and 2017, respectively, primarily due to (1) net excess tax benefits related to share-based payments, which resulted in a benefit of $12,142 in the first nine months of 2018, (2) state income taxes, (3) the impact of the Tax Act and (4) the system optimization initiative in 2017, reflecting goodwill adjustments, changes to valuation allowances on state net operating loss carryforwards and state deferred taxes.

On December 22, 2017, the U.S. government enacted the Tax Act. In our continued analysis of the impact of the Tax Act in the first nine months of 2018 under Staff Accounting Bulletin 118, we have adjusted our provisional amounts for a discrete net tax expense of $2,076. This includes a net expense of $2,426 related to the impact of the corporate rate reduction on our net deferred tax liabilities and a net expense of $991 related to limitations on the deductibility of certain executive compensation, partially offset by $1,341 for the tax benefit of foreign tax credits. The Company considers the impact of the Tax Act related to these items to be final. The impact of the Tax Act on the Company’s state income taxes is not yet final; however, we do not expect any material change to the provisional amounts made for state taxes.

Unrecognized tax benefits for the Company increased by $3,554 and $2,547 during the three and nine months ended September 30, 2018, respectively. The increase was primarily related to the sale of our ownership interest in Inspire Brands (see Note 7 for further information). During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $11,241 due to the lapse of statutes of limitations and expected settlements with taxing authorities.

The current portion of refundable income taxes was $5,851 and $26,262 as of September 30, 2018 and December 31, 2017, respectively, and is included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets. There were no long-term refundable income taxes as of September 30, 2018 and December 31, 2017.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) Net Income Per Share

Basic net income per share was computed by dividing net income amounts by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Common stock:
Weighted average basic shares outstanding	237,696	243,354	238,872	245,073
Dilutive effect of stock options and restricted shares	7,070	8,383	7,574	8,103
Weighted average diluted shares outstanding	244,766	251,737	246,446	253,176

Diluted net income per share for the three and nine months ended September 30, 2018 and October 1, 2017 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 1,121 and 1,287 for the three and nine months ended September 30, 2018, respectively, and 1,617 and 618 for the three and nine months ended October 1, 2017, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(13) Stockholders’ Equity

Stockholders’ Equity

The following is a summary of the changes in stockholders’ equity:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Balance at beginning of period	$430,539	$487,049	$573,203	$527,736
Comprehensive income	396,564	23,488	436,347	52,978
Cash dividends ($.085 and $.07 per share for the three months and $.255 and $.21 per share for the nine months ended September 30, 2018 and October 1, 2017, respectively)	(20,141)	(17,017)	(60,786)	(51,464)
Repurchases of common stock	(56,421)	(38,463)	(141,615)	(90,964)
Share-based compensation	4,810	4,984	14,401	16,356
Exercises of stock options	29,075	4,033	35,889	10,194
Vesting of restricted shares	(1,168)	(1,528)	(4,089)	(4,260)
Cumulative effect of change in accounting principle (a)	—	—	(70,210)	1,880
Other	60	49	178	139
Balance at end of period	$783,318	$462,595	$783,318	$462,595
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)
During the nine months ended September 30, 2018, the Company recognized a net increase to “Accumulated deficit” of $70,210 as a result of adoption of amended guidance for revenue recognition. The net increase resulted from an increase to deferred franchise fees of $85,561 and a decrease to “Deferred income taxes” of $21,996 as a result of now deferring franchise fees over the contractual term of the franchise agreements. Additionally, an increase to “Advertising funds restricted liabilities” of $6,645 was recognized as a result of a reclassification of the total stockholders’ deficit of the Advertising Funds as of December 31, 2017. See Note 2 for further information.

During the nine months ended October 1, 2017, the Company recognized a tax benefit as a reduction to the Company’s deferred tax liability with an equal offsetting increase to “Accumulated deficit.” The adjustment was recognized as a result of adoption of an amendment to the accounting for employee share-based payment transactions.

Repurchases of Common Stock

In February 2018, our Board of Directors authorized a repurchase program for up to $175,000 of our common stock through March 3, 2019, when and if market conditions warrant and to the extent legally permissible. In August 2018, our Board of Directors authorized an additional share repurchase program for up to $100,000 of our common stock through December 27, 2019 with a portion of the proceeds obtained through the sale of our ownership interest in Inspire Brands, when and if market conditions warrant and to the extent legally permissible. During the nine months ended September 30, 2018, the Company repurchased 6,896 shares with an aggregate purchase price of $118,866, of which $2,675 was accrued at September 30, 2018, and excluding commissions of $97. As of September 30, 2018, the Company had $56,134 of availability remaining under its February 2018 authorization and $100,000 remaining under its August 2018 authorization. Subsequent to September 30, 2018 through October 31, 2018, the Company repurchased 1,596 shares under the February 2018 authorization with an aggregate purchase price of $27,288, excluding commissions of $22. In addition, subsequent to September 30, 2018, the Board of Directors approved an increase of $120,000 to the August 2018 authorization, which now totals $220,000 and expires on December 27, 2019.

In February 2017, our Board of Directors authorized a repurchase program for up to $150,000 of our common stock through March 4, 2018, when and if market conditions warranted and to the extent legally permissible. During the nine months ended September 30, 2018, the Company completed the $150,000 program with the repurchase of 1,385 shares with an aggregate purchase price of $22,633, excluding commissions of $19. During the nine months ended October 1, 2017, the Company repurchased 6,131 shares with an aggregate purchase price of $90,876, of which $899 was accrued at October 1, 2017, and excluding commissions of $88.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges (a)	Pension	Total
Balance at December 31, 2017	$(45,149)	$—	$(1,049)	$(46,198)
Current-period other comprehensive (loss) income	(5,054)	—	117	(4,937)
Balance at September 30, 2018	$(50,203)	$—	$(932)	$(51,135)

Balance at January 1, 2017	$(60,299)	$(1,797)	$(1,145)	$(63,241)
Current-period other comprehensive income	16,797	1,332	96	18,225
Balance at October 1, 2017	$(43,502)	$(465)	$(1,049)	$(45,016)
_______________

(a)
Current-period other comprehensive income included the reclassification of unrealized losses on cash flow hedges from “Accumulated other comprehensive loss” to our condensed consolidated statements of operations of $444 and $1,332 for the three and nine months ended October 1, 2017, respectively. The reclassification of unrealized losses on cash flow hedges consisted of $723 and $2,170 for the three and nine months ended October 1, 2017, respectively, recorded to “Interest expense, net,” net of the related income tax benefit of $279 and $838 for the three and nine months ended October 1, 2017, respectively, recorded to “Provision for income taxes.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(14) Leases

At September 30, 2018, Wendy’s and its franchisees operated 6,669 Wendy’s restaurants. Of the 350 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 145 restaurants, owned the building and held long-term land leases for 141 restaurants and held leases covering land and building for 64 restaurants. Wendy’s also owned 519 and leased 1,281 properties that were either leased or subleased principally to franchisees.

Rental expense for operating leases consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Rental expense:
Minimum rentals	$22,814	$23,997	$72,738	$66,701
Contingent rentals	5,061	5,395	14,522	14,405
Total rental expense (a) (b)	$27,875	$29,392	$87,260	$81,106
_______________

(a)
Amounts include rental expense related to (1) leases for Company-operated restaurants recorded to “Cost of sales,” (2) leased properties that are subsequently leased to franchisees recorded to “Franchise rental expense” and (3) leases for corporate offices and equipment recorded to “General and administrative.”

(b)
Amounts exclude sublease income of $34,097 and $103,353 recognized during the three and nine months ended September 30, 2018, respectively, and $35,022 and $92,434 recognized during the three and nine months ended October 1, 2017, respectively.

Rental income for operating leases and subleases consists of the following components:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Rental income:
Minimum rentals	$45,291	$44,682	$137,549	$124,847
Contingent rentals	5,183	5,593	14,561	15,280
Total rental income	$50,474	$50,275	$152,110	$140,127

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table illustrates the Company’s future minimum rental payments and rental receipts for non-cancelable leases and subleases, including rental receipts for direct financing leases as of September 30, 2018. Rental receipts below are presented separately for owned properties and for leased properties based on the classification of the underlying lease.

	Rental Payments		Rental Receipts
Fiscal Year	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Owned Properties
2018 (a)	$12,967	$25,217	$16,007	$18,911	$13,488
2019	45,323	95,216	64,376	76,044	54,736
2020	46,252	94,079	65,467	75,810	55,348
2021	47,849	93,580	67,267	75,771	56,943
2022	48,937	93,304	68,451	76,222	58,514
Thereafter	751,317	1,145,074	1,034,322	935,083	948,620
Total minimum payments	$952,645	$1,546,470	$1,315,890	$1,257,841	$1,187,649
Less interest	(494,298)
Present value of minimum capital lease payments (b)	$458,347
_______________

(a)	Represents future minimum rental payments and rental receipts for non-cancelable leases and subleases for the remainder of the 2018 fiscal year.

(b)	The present value of minimum capital lease payments of $8,041 and $450,306 are included in “Current portion of long-term debt” and “Long-term debt,” respectively.

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	September 30, 2018	December 31, 2017
Land	$272,730	$272,411
Buildings and improvements	313,706	313,108
Restaurant equipment	2,443	2,444
	588,879	587,963
Accumulated depreciation and amortization	(139,802)	(128,003)
	$449,077	$459,960

Our net investment in direct financing leases is as follows:

	September 30, 2018	December 31, 2017
Future minimum rental receipts	$633,039	$662,889
Unearned interest income	(406,230)	(433,175)
Net investment in direct financing leases	226,809	229,714
Net current investment in direct financing leases (a)	(660)	(625)
Net non-current investment in direct financing leases	$226,149	$229,089
_______________

(a)	Included in “Accounts and notes receivable, net.”

During the three and nine months ended September 30, 2018, the Company recognized $6,844 and $20,861 in interest income related to our direct financing leases, respectively, and $6,467 and $16,312 recognized during the three and nine months ended October 1, 2017, respectively, which is included in “Interest expense, net,”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(15) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. During the nine months ended September 30, 2018 and October 1, 2017, Wendy’s paid TimWen $9,967 and $9,362, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $161 and $158 during the nine months ended September 30, 2018 and October 1, 2017, respectively, which has been included as a reduction to “General and administrative.”

(16) Guarantees and Other Commitments and Contingencies

The Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Franchisee Image Activation Incentive Programs

In order to promote Image Activation new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants opened by December 31, 2020, with the value of the incentives declining in the later years of the program. In August 2018, Wendy’s announced a new restaurant development incentive program that provides for reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants for franchisees that sign up for the program and commit to incremental development under a new development agreement by July 1, 2019. Wendy’s also had incentive programs for 2017 available to franchisees that commenced Image Activation restaurant remodels by December 15, 2017. The remodel incentive programs provide for reductions in royalty payments for one year after the completion of construction.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $51,309 as of September 30, 2018. These leases extend through 2056. We have not received any notice of default related to these leases as of September 30, 2018. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Wendy’s is contingently liable for certain other leases which have been assigned to unrelated third parties who have indemnified Wendy’s against future liabilities amounting to $365 as of September 30, 2018. These leases expire on various dates through 2021.

Letters of Credit

As of September 30, 2018, the Company had outstanding letters of credit with various parties totaling $27,102. The outstanding letters of credit include amounts outstanding against the Series 2018-1 Class A-1 Notes. We do not expect any material loss to result from these letters of credit.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(17) Legal and Environmental Matters

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows of a particular reporting period.

We previously described certain legal proceedings in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2018. The Company was previously named as a defendant in putative class action lawsuits alleging, among other things, that the Company failed to safeguard customer credit card information and failed to provide notice that credit card information had been compromised.  Jonathan Torres and other consumers filed an action in the U.S. District Court for the Middle District of Florida (the “Torres Case”). The operative complaint seeks to certify a nationwide class of consumers, or in the alternative, statewide classes of consumers for Florida, New York, New Jersey, Texas and Tennessee, as well as statewide classes of consumers under those states’ consumer protection and unfair trade practices laws. Certain financial institutions have also filed class action lawsuits in the U.S. District Court for the Western District of Pennsylvania, which seek to certify a nationwide class of financial institutions that issued payment cards that were allegedly impacted.  Those cases were consolidated into a single case (the “FI Case”). In the Torres Case and FI Case, the plaintiffs seek monetary damages, injunctive and equitable relief, attorneys’ fees and other costs. On August 23, 2018, the court preliminarily approved class settlement in the Torres case.  A final approval hearing of the Torres settlement is scheduled for February 25, 2019.  On August 27, 2018, the Company filed a motion for judgment on the pleadings in the FI Case, seeking dismissal of the plaintiffs’ negligence and negligence per se claims under Ohio law. That motion is pending before the court. Discovery as between the parties in the FI Case is stayed while settlement discussions are occurring.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Form 10-K”). There have been no material changes as of September 30, 2018 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” preceding Item 1 of Part II of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Executive Overview

Our Business

As of September 30, 2018, the Wendy’s restaurant system was comprised of 6,669 restaurants, of which 350 were owned and operated by the Company. All of our Company-operated restaurants are located in the United States.

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

Same-restaurant sales and systemwide sales exclude sales from Venezuela and, beginning in the third quarter of 2018, exclude sales from Argentina due to the highly inflationary economies of those countries. The Company considers economies that have had cumulative inflation in excess of 100% over a three-year period as highly inflationary.

The non-GAAP financial measure discussed above does not replace the presentation of the Company’s financial results in accordance with GAAP. Because all companies do not calculate non-GAAP financial measures in the same way, this measure as used by other companies may not be consistent with the way the Company calculates such measure.

Indirect Investment in Inspire Brands

In connection with the sale of Arby’s Restaurant Group, Inc. (“Arby’s) during 2011, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”) obtained an 18.5% equity interest in ARG Holding Corporation (“ARG Parent”) (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s). The carrying value of our investment was reduced to zero during 2013 in connection with the receipt of a dividend.

Our 18.5% equity interest was diluted to 12.3% on February 5, 2018, when a subsidiary of ARG Parent acquired Buffalo Wild Wings, Inc. As a result, our diluted ownership interest included both the Arby’s and Buffalo Wild Wings brands under the newly formed combined company, Inspire Brands, Inc. (“Inspire Brands”). On August 16, 2018, the Company sold its remaining 12.3% ownership interest to Inspire Brands for $450.0 million and incurred transaction costs of $0.1 million, which were recorded to “Investment income (loss), net.” The Company expects to pay income taxes on the transaction of approximately $95.0 million during the fourth quarter of 2018.

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. The Company expects that approximately three-quarters of the total G&A expense reduction of approximately $35.0 million will be realized by the end of 2018, with the remainder of the savings being realized in 2019. The Company expects to incur total costs aggregating approximately $30.0 million to $33.0 million, of which $23.0 million to $27.0 million will be cash expenditures, related to such savings. The cash expenditures are expected to continue into 2019, with approximately half of the total cash expenditures occurring in 2018. Costs related to the plan are recorded to “Reorganization and realignment costs.” The Company recognized costs totaling $6.4 million during the first nine months of 2018, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $4.5 million, comprised of (1) severance and related employee costs of approximately $1.0 million, (2) recruitment and relocation costs of approximately $2.0 million, (3) third-party and other costs of approximately $0.5 million and (4) share-based compensation of approximately $1.0 million. The Company expects to continue to recognize costs associated with the plan into 2019.

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

Results of Operations

The tables included throughout Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the third quarter and the first nine months of 2018 and 2017.

	Third Quarter			Nine Months
	2018	2017	Change	2018	2017	Change
Revenues:
Sales	$165.3	$158.8	$6.5	$486.3	$467.9	$18.4
Franchise royalty revenue and fees	103.2	98.9	4.3	308.7	306.1	2.6
Franchise rental income	50.5	50.3	0.2	152.1	140.2	11.9
Advertising funds revenue	81.6	—	81.6	245.0	—	245.0
	400.6	308.0	92.6	1,192.1	914.2	277.9
Costs and expenses:
Cost of sales	139.3	133.6	5.7	409.7	388.8	20.9
Franchise support and other costs	5.4	3.7	1.7	18.6	11.1	7.5
Franchise rental expense	22.3	24.1	(1.8)	69.8	64.8	5.0
Advertising funds expense	81.6	—	81.6	245.0	—	245.0
General and administrative	46.5	51.7	(5.2)	146.1	153.1	(7.0)
Depreciation and amortization	29.1	31.2	(2.1)	94.6	91.7	2.9
System optimization (gains) losses, net	(0.5)	0.1	(0.6)	—	39.7	(39.7)
Reorganization and realignment costs	0.9	2.9	(2.0)	6.7	20.8	(14.1)
Impairment of long-lived assets	0.3	1.0	(0.7)	2.2	1.8	0.4
Other operating income, net	(1.6)	(2.0)	0.4	(4.7)	(5.8)	1.1
	323.3	246.3	77.0	988.0	766.0	222.0
Operating profit	77.3	61.7	15.6	204.1	148.2	55.9
Interest expense, net	(29.6)	(30.0)	0.4	(89.9)	(87.9)	(2.0)
Loss on early extinguishment of debt	—	—	—	(11.5)	—	(11.5)
Investment income (loss), net	450.1	(0.6)	450.7	450.4	2.1	448.3
Other income, net	1.1	0.5	0.6	2.4	1.0	1.4
Income before income taxes	498.9	31.6	467.3	555.5	63.4	492.1
Provision for income taxes	(107.7)	(17.3)	(90.4)	(114.2)	(28.6)	(85.6)
Net income	$391.2	$14.3	$376.9	$441.3	$34.8	$406.5

	Third Quarter				Nine Months
	2018	% of Total Revenues	2017	% of Total Revenues	2018	% of Total Revenues	2017	% of Total Revenues
Revenues:
Sales	$165.3	41.3%	$158.8	51.6%	$486.3	40.8%	$467.9	51.2%
Franchise royalty revenue and fees:
Royalty revenue	95.5	23.8%	93.7	30.4%	283.6	23.8%	275.0	30.1%
Franchise fees	7.7	1.9%	5.2	1.7%	25.1	2.1%	31.1	3.4%
Total franchise royalty revenue and fees	103.2	25.7%	98.9	32.1%	308.7	25.9%	306.1	33.5%
Franchise rental income	50.5	12.6%	50.3	16.3%	152.1	12.8%	140.2	15.3%
Advertising funds revenue	81.6	20.4%	—	—%	245.0	20.5%	—	—%
Total revenues	$400.6	100.0%	$308.0	100.0%	$1,192.1	100.0%	$914.2	100.0%

	Third Quarter				Nine Months
	2018	% of Sales	2017	% of Sales	2018	% of Sales	2017	% of Sales
Cost of sales:
Food and paper	$53.0	32.1%	$51.8	32.6%	$154.8	31.8%	$147.1	31.4%
Restaurant labor	48.4	29.3%	46.3	29.2%	144.1	29.6%	137.7	29.5%
Occupancy, advertising and other operating costs	37.9	22.9%	35.5	22.3%	110.8	22.8%	104.0	22.2%
Total cost of sales	$139.3	84.3%	$133.6	84.1%	$409.7	84.2%	$388.8	83.1%

	Third Quarter				Nine Months
	2018	% of Sales	2017	% of Sales	2018	% of Sales	2017	% of Sales
Restaurant margin	$26.0	15.7%	$25.2	15.9%	$76.6	15.8%	$79.1	16.9%

	Third Quarter		Nine Months
	2018	2017	2018	2017
Key business measures:
North America same-restaurant sales:
Company-operated	1.2%	(0.5)%	1.4%	0.7%
Franchised	(0.3)%	2.1%	1.1%	2.4%
Systemwide	(0.2)%	2.0%	1.1%	2.3%

Total same-restaurant sales:
Company-operated	1.2%	(0.5)%	1.4%	0.7%
Franchised (a)	(0.1)%	2.1%	1.3%	2.4%
Systemwide (a)	0.0%	1.9%	1.3%	2.3%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela, and excluding Argentina beginning in the third quarter of 2018, due to the impact of the highly inflationary economies of those countries).

	Third Quarter		Nine Months
	2018	2017	2018	2017
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$165.3	$158.8	$486.3	$467.9
North America franchised	2,358.5	2,347.2	7,043.4	6,897.4
International franchised (b)	126.5	119.4	385.8	351.6
Global systemwide sales	$2,650.3	$2,625.4	$7,915.5	$7,716.9
________________

(a)
During the third quarter of 2018 and 2017, North America systemwide sales increased 1.2% and 3.0%, respectively, international franchised sales increased 13.2% and 13.4%, respectively, and global systemwide sales increased 1.7% and 3.4%, respectively, on a constant currency basis. During the first nine months of 2018 and 2017, North America systemwide sales increased 2.2% and 3.2%, respectively, international franchised sales increased 13.2% and 15.0%, respectively, and global systemwide sales increased 2.7% and 3.7%, respectively, on a constant currency basis.

(b)	Excludes Venezuela, and excludes Argentina beginning in the third quarter of 2018, due to the impact of the highly inflationary economies of those countries.

	Third Quarter
	Company-operated	North America Franchised	International Franchised	Systemwide
Restaurant count:
Restaurant count at July 1, 2018	332	5,802	522	6,656
Opened	2	21	14	37
Closed	—	(16)	(8)	(24)
Net purchased from (sold by) franchisees	16	(16)	—	—
Restaurant count at September 30, 2018	350	5,791	528	6,669

	Nine Months
	Company-operated	North America Franchised	International Franchised	Systemwide

Restaurant count at December 31, 2017	337	5,793	504	6,634
Opened	3	61	42	106
Closed	(4)	(49)	(18)	(71)
Net purchased from (sold by) franchisees	14	(14)	—	—
Restaurant count at September 30, 2018	350	5,791	528	6,669

Sales	Change
	Third Quarter	Nine Months
Sales	$6.5	$18.4

The increase in sales for the third quarter and the first nine months of 2018 was primarily due to a 1.2% and 1.4% increase in same-restaurant sales, respectively, as well as a net increase in the number of Company-operated restaurants in operation during 2018 compared to 2017. Company-operated same-restaurant sales improved due to an increase in our average per customer check amount, reflecting benefits from strategic price increases on our menu items and changes in product mix. These benefits were partially offset by a decrease in customer count.

Franchise Royalty Revenue and Fees	Change
	Third Quarter	Nine Months
Royalty revenue	$1.8	$8.6
Franchise fees	2.5	(6.0)
	$4.3	$2.6

The increase in franchise royalty revenue during the third quarter and the first nine months of 2018 was due to the absence of an incentive program for Image Activation restaurant remodels, which largely ended at December 31, 2017, as well as a net increase in the number of franchise restaurants in operation during 2018 compared to 2017. Royalty revenue was also positively impacted by a 1.3% increase in franchise same-restaurant sales during the first nine months of 2018.

The increase in franchise fees during the third quarter of 2018 was primarily due to higher fees for providing information technology services to franchisees and other miscellaneous fees. The decrease in franchise fees during the first nine months of 2018 was primarily due to facilitating fewer franchisee-to-franchisee restaurant transfers (“Franchise Flips”) and the related impact of the new accounting guidance for revenue recognition effective January 1, 2018. The Company facilitated 73 and 270 Franchise Flips during the first nine months of 2018 and 2017, respectively (excluding the DavCo and NPC Transactions discussed below). Franchise Flip technical assistance fees are recognized as revenue over the contractual term of the franchise agreements under the new accounting guidance. Under previous guidance, technical assistance fees received in connection with Franchise Flips were recognized as revenue when the license agreements were signed and the restaurant opened. See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the new accounting guidance for revenue recognition. This decrease in franchise fees during the first nine months of 2018 was partially offset by fees for providing information technology services to franchisees and other miscellaneous franchise fees.

Franchise Rental Income	Change
	Third Quarter	Nine Months
Franchise rental income	$0.2	$11.9

The increase in franchise rental income during the third quarter and the first nine months of 2018 was primarily due to subleasing properties to franchisees in connection with facilitating Franchise Flips during 2017.

Advertising Funds Revenue	Change
	Third Quarter	Nine Months
Advertising funds revenue	$81.6	$245.0

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

Cost of Sales, as a Percent of Sales	Change
	Third Quarter	Nine Months
Food and paper	(0.5)%	0.4%
Restaurant labor	0.1%	0.1%
Occupancy, advertising and other operating costs	0.6%	0.6%
	0.2%	1.1%

The increase in cost of sales, as a percent of sales, during the third quarter was primarily due to an increase in restaurant labor rates and higher insurance costs, partially offset by lower commodity costs. The increase in cost of sales, as a percent of sales, during the first nine months of 2018 was primarily due to an increase in restaurant labor rates and higher commodity costs. Cost of sales, as a percent of sales, for both the third quarter and the first nine months of 2018 benefited from strategic price increases on our menu items.

Franchise Support and Other Costs	Change
	Third Quarter	Nine Months
Franchise support and other costs	$1.7	$7.5

The increase in franchise support and other costs during the third quarter and the first nine months of 2018 was primarily due to costs incurred to provide information technology and other services to our franchisees.

Franchise Rental Expense	Change
	Third Quarter	Nine Months
Franchise rental expense	$(1.8)	$5.0

The decrease in franchise rental expense during the third quarter of 2018 was primarily due to the assignment of certain leases to a franchisee. The increase in franchise rental expense during the first nine months of 2018 was primarily a result of leases entered into in connection with Franchise Flips during 2017.

Advertising Funds Expense	Change
	Third Quarter	Nine Months
Advertising funds expense	$81.6	$245.0

The expenses of the national advertising funds are now fully consolidated into the Company’s condensed consolidated statements of operations under the new accounting guidance for revenue recognition effective January 1, 2018. On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue.

General and Administrative	Change
	Third Quarter	Nine Months
Employee compensation and related expenses	$(3.4)	$(4.3)
Professional services	0.1	(1.8)
Other, net	(1.9)	(0.9)
	$(5.2)	$(7.0)

The decrease in general and administrative expenses during the third quarter and the first nine months of 2018 was primarily due to lower employee compensation and related expenses, reflecting a decrease in incentive compensation accruals and changes in staffing driven by our G&A realignment plan. In addition, general and administrative expenses during the first nine months of 2018 decreased due to lower professional services, including lower legal fees.

Depreciation and Amortization	Change
	Third Quarter	Nine Months
Restaurants	$(2.8)	$(0.3)
Corporate and other	0.7	3.2
	$(2.1)	$2.9

The decrease in restaurant depreciation and amortization during the third quarter and the first nine months of 2018 was primarily due to the assignment of certain leases to a franchisee, resulting in the write-off of the related net investment in the lease, partially offset by the impact of capital leases resulting from facilitating Franchise Flips during 2017. Corporate and other expense increased due to depreciation and amortization for technology investments.

System Optimization (Gains) Losses, Net	Third Quarter		Nine Months
	2018	2017	2018	2017
System optimization (gains) losses, net	$(0.5)	$0.1	$—	$39.7

System optimization (gains) losses, net for the third quarter of 2018 and 2017 were comprised of post-closing adjustments on previous sales of restaurants and gains (losses) on the sale of surplus properties. System optimization (gains) losses, net for the first nine months of 2017 included the acquisition of 140 Wendy’s restaurants on May 31, 2017 from DavCo Restaurants, LLC (“DavCo”), which were immediately sold to NPC International, Inc. (“NPC”), an existing franchisee of the Company (the “DavCo and NPC Transactions”). The transactions resulted in a loss of $43.1 million during the first nine months of 2017.

Reorganization and Realignment Costs	Third Quarter		Nine Months
	2018	2017	2018	2017
G&A realignment	$0.6	$2.7	$6.4	$19.9
System optimization initiative	0.3	0.2	0.3	0.9
	$0.9	$2.9	$6.7	$20.8

In May 2017, the Company initiated a G&A realignment plan to further reduce its G&A expenses. During the third quarter of 2018, the Company recognized costs associated with the plan totaling $0.6 million, which primarily included (1) share-based compensation of $0.3 million and (2) recruitment and relocation costs of $0.2 million. During the first nine months of 2018, the Company recognized costs totaling $6.4 million, which primarily included (1) severance and related employee costs of $3.2 million, (2) share-based compensation of $1.5 million, (3) third-party and other costs of $1.0 million and (4) recruitment and relocation costs of $0.7 million. During the third quarter of 2017, the Company recognized costs totaling $2.7 million, which primarily included (1) severance and related employee costs of $1.2 million, (2) share-based compensation of $0.8 million and (3) third-party and other costs of $0.5 million. During the first nine months of 2017, the Company recognized costs totaling $19.9 million, which primarily included (1) severance and related employee costs of $14.4 million, (2) shared-based compensation of $4.5 million and (3) third-party and other costs of $0.8 million.

During the third quarter and the first nine months of 2018 and 2017, the Company recognized costs associated with its system optimization initiative, which primarily included professional fees.

Impairment of Long-Lived Assets	Change
	Third Quarter	Nine Months
Impairment of long-lived assets	$(0.7)	$0.4

The changes in impairment charges during the third quarter and the first nine months of 2018 were primarily driven by variations in losses resulting from the deterioration in operating performance of certain Company-operated restaurants and charges for capital improvements in previously impaired restaurants that did not subsequently recover.

Other Operating Income, Net	Third Quarter		Nine Months
	2018	2017	2018	2017
Lease buyout	$0.3	$0.2	$0.9	$0.1
Equity in earnings in joint ventures, net	(2.2)	(2.3)	(5.8)	(6.1)
Other, net	0.3	0.1	0.2	0.2
	$(1.6)	$(2.0)	$(4.7)	$(5.8)

The change in other operating income, net during the third quarter and the first nine months of 2018 was primarily due to lease buyout activity and a decrease in income from our equity method investments.

Interest Expense, Net	Change
	Third Quarter	Nine Months
Interest expense, net	$(0.4)	$2.0

Interest expense, net decreased during the third quarter of 2018 primarily due to a decrease in amortization of debt issuance costs resulting from the refinancing transaction during the first quarter of 2018. Interest expense, net was higher during the first nine months of 2018 due to an increase in capital lease obligations resulting from facilitating Franchise Flips during 2017, partially offset by a decrease in amortization of debt issuance costs.

Loss on Early Extinguishment of Debt	Change
	Third Quarter	Nine Months
Loss on early extinguishment of debt	$—	$11.5

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

Investment Income (Loss), Net	Change
	Third Quarter	Nine Months
Investment income (loss), net	$450.7	$448.3

Investment income (loss), net increased during the third quarter and the first nine months of 2018 due to the $450.0 million gain recorded on the sale of the Company’s ownership interest in Inspire Brands on August 16, 2018. See Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Provision for Income Taxes	Third Quarter		Nine Months
	2018	2017	2018	2017
Income before income taxes	$498.9	$31.6	$555.5	$63.4
Provision for income taxes	107.7	17.3	114.2	28.6
Effective tax rate on income	21.6%	54.8%	20.6%	45.2%

Our effective tax rates in the third quarter of 2018 and 2017 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year include the following: (1) net excess tax benefits related to share-based payments, which resulted in a benefit of $5.3 million in the third quarter of 2018, (2) a change to our provisional amount, recorded in the third quarter of 2018, for the impact of the Tax Cuts and Jobs Act (the “Tax Act”), which resulted in an expense of $4.9 million, (3) the system optimization initiative in 2017 and (4) state income tax provision in 2017, including non-recurring changes to state deferred taxes net of federal benefits.

Our effective tax rates in the first nine months of 2018 and 2017 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year include the following: (1) net excess tax benefits related to share-based payments, which resulted in a benefit of $12.1 million in the first nine months of 2018, (2) state income taxes, (3) a change to our provisional amount, recorded in the first nine months of 2018, for the impact of the Tax Act, which resulted in an expense of $2.1 million, and (4) the system optimization initiative in 2017.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to shareholders.

Our anticipated cash requirements for the remainder of 2018, exclusive of operating cash flow requirements, consist principally of:

•	capital expenditures of approximately $30.0 million to $35.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $70.0 million to $75.0 million.

•	cash dividends aggregating up to approximately $20.1 million as discussed below in “Dividends;” and

•	potential stock repurchases as discussed below in “Stock Repurchases.”

Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

The table below summarizes our cash flows from operating, investing and financing activities for the first nine months of 2018 and 2017:

	Nine Months
	2018	2017	Change
Net cash provided by (used in):
Operating activities	$229.7	$160.3	$69.4
Investing activities	391.4	(61.7)	453.1
Financing activities	(151.0)	(156.9)	5.9
Effect of exchange rate changes on cash	(2.1)	6.9	(9.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	$468.0	$(51.4)	$519.4

Operating Activities

Cash provided by operating activities was $229.7 million and $160.3 million in the first nine months of 2018 and 2017, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities increased $69.4 million during the first nine months of 2018 as compared to the first nine months of 2017, primarily due to a favorable change in operating assets and liabilities. The favorable change in operating assets and liabilities resulted primarily from (1) the timing of payments for marketing expenses of the national advertising funds, (2) the timing of collections of royalty receivables and (3) a decrease in payments for incentive compensation for the 2017 fiscal year. Further, income taxes payable increased significantly in the first nine months of 2018 due to income taxes associated with the gain on sale of our ownership interest in Inspire Brands (which offsets the income tax expense recognized in net income). We expect the income tax associated with the gain to be paid in the fourth quarter of 2018.

Investing Activities

Cash provided by investing activities increased $453.1 million during the first nine months of 2018 as compared to the first nine months of 2017, primarily due to (1) proceeds from the sale of our ownership interest in Inspire Brands of $450.0 million, (2) net cash used in the DavCo and NPC Transactions during 2017 of $16.1 million and (3) a decrease in capital expenditures of $14.0 million. These favorable changes were partially offset by (1) an increase in cash used for the acquisition of franchised restaurants of $21.4 million and (2) a decrease in proceeds from dispositions of surplus properties and other assets of $6.5 million.

Financing Activities

Cash used in financing activities decreased $5.9 million during the first nine months of 2018 as compared to the first nine months of 2017, primarily due to (1) a net increase in cash provided by long-term debt activities of $45.8 million reflecting the completion of a refinancing transaction during the first quarter of 2018 and (2) an increase in proceeds from stock option exercises, net of payments related to tax withholding for share-based compensation, of $25.9 million. These changes were partially offset by (1) an increase in repurchases of common stock of $50.1 million, (2) an increase in dividends of $9.3 million and (3) the settlement of a supplemental purchase price liability associated with the acquisition of DavCo of $6.3 million.

Long-Term Debt, Including Current Portion

Except as described below, there were no material changes to the terms of any debt obligations since December 31, 2017. The Company was in compliance with its debt covenants as of September 30, 2018. See Note 8 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

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

Concurrently, the Master Issuer entered into a revolving financing facility of Series 2018-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2018-1 Class A-1 Notes”), which allows for the drawing of up to $150.0 million using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2018-1 Class A-1 Notes during the nine months ended September 30, 2018. The Series 2015-1 Class A-1 Notes were canceled on the closing date and the letters of credit outstanding against the Series 2015-1 Class A-1 Notes were transferred to the Series 2018-1 Class A-1 Notes.

Dividends

On March 15, 2018, June 15, 2018 and September 18, 2018, the Company paid quarterly cash dividends of $0.085 per share on its common stock, aggregating $60.8 million. On November 1, 2018, the Company declared a dividend of $0.085 per share to be paid on December 17, 2018 to shareholders of record as of December 3, 2018. As a result of the declaration, the Company’s total cash requirements for the fourth quarter of 2018 will be approximately $20.1 million based on the estimated number of shares of common stock outstanding at October 31, 2018. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any quarterly dividends will be declared or paid in the future or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2018, our Board of Directors authorized a repurchase program for up to $175.0 million of our common stock through March 3, 2019, when and if market conditions warrant and to the extent legally permissible. In August 2018, our Board of Directors authorized an additional share repurchase program for up to $100.0 million of our common stock through December 27, 2019 with a portion of the proceeds obtained through the sale of our ownership interest in Inspire Brands, when and if market conditions warrant and to the extent legally permissible. During the nine months ended September 30, 2018, the Company repurchased 6.9 million shares with an aggregate purchase price of $118.9 million, of which $2.7 million was accrued at September 30, 2018, and excluding commissions of $0.1 million. Subsequent to September 30, 2018 through October 31, 2018, the Company repurchased 1.6 million shares under the February 2018 authorization with an aggregate purchase price of $27.3 million, excluding commissions.

The following table summarizes the Company’s outstanding share repurchase authorizations as of September 30, 2018:

Announced	Expiration Date	Authorization	Utilization	Availability Remaining
February 2018	March 3, 2019	$175.0	$118.9	$56.1
August 2018	December 27, 2019	100.0	—	100.0
		$275.0	$118.9	$156.1

Subsequent to September 30, 2018, the Board of Directors approved an increase of $120.0 million to the August 2018 authorization, which now totals $220.0 million and expires on December 27, 2019.

In February 2017, our Board of Directors authorized a repurchase program for up to $150.0 million of our common stock through March 4, 2018, when and if market conditions warranted and to the extent legally permissible. During the nine months ended September 30, 2018, the Company completed the $150.0 million program with the repurchase of 1.4 million shares with an aggregate purchase price of $22.6 million, excluding commissions. During the nine months ended October 1, 2017, the Company repurchased 6.1 million shares with an aggregate purchase price of $90.9 million, of which $0.9 million was accrued at October 1, 2017, and excluding commissions of $0.1 million.

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

As of September 30, 2018, there were no material changes from the information contained in the Form 10-K, except as described below.

Interest Rate Risk

As discussed in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” under “Liquidity and Capital Resources,” the Company completed a $925.0 million refinancing transaction on January 17, 2018. The proceeds were used to repay all amounts outstanding on the Series 2015-1 Class A-2-I Notes, to pay prepayment and transaction costs, and for general corporate purposes. The new notes bear fixed-rate interest at rates slightly higher than our historical effective rates on the Series 2015-1 Class A-2-I Notes. In addition, the principal amounts outstanding on the Series 2018-1 Class A-2 Notes exceed the amounts that were outstanding on the Series 2015-1 Class A-2-I Notes. The final legal maturity date of the Series 2018-1 Class A-2 Notes is in 2048; however, the anticipated repayment dates of the Series 2018-1 Class A-2 Notes range from 2025 through 2028, which is up to six years longer than the prior Series 2015-1 Class A-2-I Notes. Concurrently, the Company entered into a revolving financing facility, the Series 2018-1 Class A-1 Notes, which allows for the drawing of up to $150.0 million using various credit instruments, including a letter of credit facility. The Series 2015-1 Class A-1 Notes were canceled on the closing date.

Consequently, our long-term debt, including current portion, aggregated $2,834.4 million and consisted of $2,376.1 million of fixed-rate debt and $458.3 million of capital lease obligations as of September 30, 2018 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases under the Series 2018-1 Class A-1 Notes; however, the Company had no outstanding borrowings under its Series 2018-1 Class A-1 Notes as of September 30, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2018. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the third quarter of 2018 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•	risks associated with the amount and timing of share repurchases under the share repurchase programs approved by the Board of Directors; and

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

Item 1. Legal Proceedings.

We are involved in litigation and claims incidental to our current and prior businesses, including the legal proceedings related to a cybersecurity incident referenced in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 2 herein. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. The Company believes it has adequate accruals for continuing operations for all of its legal and environmental matters. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows of a particular reporting period.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the third quarter of 2018:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
July 2, 2018 through August 5, 2018	1,136,233	$17.20	1,128,554	$93,114,300
August 6, 2018 through September 2, 2018	815,688	$17.89	747,288	$179,716,861
September 3, 2018 through September 30, 2018	1,345,861	$17.55	1,344,926	$156,134,246
Total	3,297,782	$17.51	3,220,768	$156,134,246

(1)
Includes 77,014 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In February 2018, our Board of Directors authorized the repurchase of up to $175.0 million of our common stock through March 3, 2019, when and if market conditions warrant and to the extent legally permissible. In August 2018, our Board of Directors authorized an additional share repurchase program for up to $100.0 million of our common stock through December 27, 2019, when and if market conditions warrant and to the extent legally permissible.

Subsequent to September 30, 2018 through October 31, 2018, the Company repurchased 1.6 million shares with an aggregate purchase price of $27.3 million, excluding commissions.

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

THE WENDY’S COMPANY (Registrant)
Date: November 6, 2018	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: November 6, 2018	By: /s/ Leigh A. Burnside
Leigh A. Burnside
Chief Accounting Officer
(Principal Accounting Officer)