Form 10-K
period 2018-12-30
Wendy's Co
filed 2019-02-27
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 30, 2018
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
Yes [ ] No [x]

The aggregate market value of common equity held by non-affiliates of The Wendy’s Company as of June 29, 2018 was approximately $3,213.1 million. As of February 19, 2019, there were 230,230,350 shares of The Wendy’s Company common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from The Wendy’s Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 30, 2018.

PART I

Special Note Regarding Forward-Looking Statements and Projections

This Annual Report on Form 10-K and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company. Those statements, as well as statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements that address future operating, financial or business performance; strategies, initiatives or expectations; future synergies, efficiencies or savings; anticipated costs or charges; future capitalization; and anticipated financial impacts of recent or pending transactions are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements. For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in or implied by the forward-looking statements contained herein. Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

•	competition, including pricing pressures, couponing, aggressive marketing and the potential impact of competitors’ new unit openings on sales of Wendy’s restaurants;

•	consumers’ perceptions of the relative quality, variety, affordability and value of the food products we offer, and changes in consumer tastes and preferences;

•	food safety events, including instances of food-borne illness (such as salmonella or E. coli) involving Wendy’s or its supply chain;

•	consumer concerns over nutritional aspects of beef, chicken, french fries or other products we sell, the ingredients in our products and/or the cooking processes used in our restaurants;

•	conditions beyond our control, such as weather, natural disasters, disease outbreaks, epidemics or pandemics impacting our customers or food supplies, or acts of war or terrorism;

•	the effects of negative publicity that can occur from increased use of social media;

•	success of operating and marketing initiatives, including advertising and promotional efforts and new product and concept development by us and our competitors;

•
prevailing economic, market and business conditions affecting us, including competition from other food service providers, unemployment and decreased consumer spending levels, particularly in geographic regions that contain a high concentration of Wendy’s restaurants;

•
changes in the quick-service restaurant industry, spending patterns and demographic trends, such as consumer trends toward value-oriented products and promotions or toward consuming fewer meals away from home;

•
certain factors affecting our franchisees, including the business and financial viability of franchisees, the timely payment of franchisees’ obligations due to us or to national or local advertising organizations, and the ability of franchisees to open new restaurants and reimage existing restaurants in accordance with their development and franchise commitments, including their ability to finance restaurant development and reimages;

•	increased labor costs due to competition or increased minimum wage or employee benefit costs;

•	changes in commodity costs (including beef, chicken, pork, cheese and grains), labor, supplies, fuel, utilities, distribution and other operating costs;

•	the availability of suitable locations and terms for restaurant development by us and our franchisees;

•	development costs, including real estate and construction costs;

•	delays in opening new restaurants or completing reimages of existing restaurants, including risks associated with our Image Activation program;

•	the ability to effectively manage the acquisition and disposition of restaurants or successfully implement other strategic initiatives;

•	anticipated or unanticipated restaurant closures by us and our franchisees;

•	our ability to identify, attract and retain franchisees with sufficient experience and financial resources to develop and operate Wendy’s restaurants successfully;

•	availability of qualified restaurant personnel to us and our franchisees, and the ability to retain such personnel;

•
our ability, if necessary, to secure alternative distribution of supplies of food, equipment and other products to Wendy’s restaurants at competitive rates and in adequate amounts, and the potential financial impact of any interruptions in such distribution;

•	availability and cost of insurance;

•	availability, terms (including changes in interest rates) and deployment of capital, and changes in debt, equity and securities markets;

•
changes in, and our ability to comply with, legal, regulatory or similar requirements, including franchising laws, payment card industry rules, overtime rules, minimum wage rates, wage and hour laws, tax legislation, federal ethanol policy and accounting standards, policies and practices (including the changes to lease accounting standards that are effective for fiscal year 2019);

•	the costs, uncertainties and other effects of legal, environmental and administrative proceedings;

•	the effects of charges for impairment of goodwill or for the impairment of other long-lived assets;

•
risks associated with failures, interruptions or security breaches of our computer systems or technology, or the occurrence of cyber incidents or a deficiency in cybersecurity that impacts us or our franchisees, including the cybersecurity incident described in “Item 1A. Risk Factors” below;

•	the difficulty in predicting the ultimate costs that will be incurred in connection with our plan to reduce general and administrative expense, and the future impact on our earnings;

•
risks associated with our securitized financing facility and other debt agreements, including the ability to generate sufficient cash flow to meet increased debt service obligations, compliance with operational and financial covenants, and restrictions on our ability to raise additional capital;

•	risks associated with the amount and timing of share repurchases under share repurchase programs approved by our Board of Directors;

•	risks associated with the proposed settlement of the Financial Institutions case described herein, including the timing and amount of payments;

•	risks associated with our digital commerce strategy, platforms and technologies, including our ability to adapt to changes in industry trends and consumer preferences; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in this Annual Report on Form 10-K (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K as a result of new information, future events or developments, except as required by federal securities laws. In addition, we do not endorse any projections regarding future performance that may be made by third parties.

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

As of December 30, 2018, the Wendy’s restaurant system was comprised of 6,711 restaurants, of which 353 were owned and operated by the Company. References in this Annual Report on Form 10-K (the “Form 10-K”) to restaurants that we “own” or that are “Company-operated” include owned and leased restaurants. The Wendy’s Company’s corporate predecessor was incorporated in Ohio in 1929 and was reincorporated in Delaware in June 1994. Effective September 29, 2008, in conjunction with the merger with Wendy’s, the Company’s corporate name was changed from Triarc Companies, Inc. (“Triarc”) to Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”). Effective July 5, 2011, in connection with the sale of Arby’s Restaurant Group, Inc. (“Arby’s”), Wendy’s/Arby’s changed its name to The Wendy’s Company. The Company’s principal executive offices are located at One Dave Thomas Blvd., Dublin, Ohio 43017, and its telephone number is (614) 764-3100. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, as well as our annual proxy statement, available, free of charge, on the Investor Relations portion of our website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. We also provide our Code of Business Conduct and Ethics, free of charge, on our website. Our website address is www.wendys.com/who-we-are. Information contained on that website is not part of this Form 10-K.

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

Sale of Arby’s

On July 4, 2011, Wendy’s Restaurants completed the sale of 100% of the common stock of Arby’s to ARG IH Corporation (“ARG”), a wholly-owned subsidiary of ARG Holding Corporation (“ARG Parent”), for $130.0 million in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of ARG Parent (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s). Our 18.5% equity interest was diluted to 12.3% on February 5, 2018, when a subsidiary of ARG Parent acquired Buffalo Wild Wings, Inc. As a result, our diluted ownership interest included both the Arby’s® and Buffalo Wild Wings® brands under the newly formed combined company, Inspire Brands, Inc. (“Inspire Brands”). On August 16, 2018, the Company sold its remaining 12.3% ownership interest to Inspire Brands for $450.0 million. (Arby’s is a registered trademark of Arby’s IP Holder, LLC and Buffalo Wild Wings is a registered trademark of Buffalo Wild Wings, Inc.)

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 30, 2018” or “2018,” (2) “the year ended December 31, 2017” or “2017” and (3) “the year ended January 1, 2017” or “2016,” all of which consisted of 52 weeks.

Business Segments

The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s restaurants in North America (defined as the United States and Canada) comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America are not material. See Note 25 of the Financial Statements and Supplementary Data contained in Item 8 herein for financial information attributable to our geographic areas.

The Wendy’s Restaurant System

Wendy’s is the world’s third largest quick-service restaurant company in the hamburger sandwich segment.

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. At December 30, 2018, there were 6,178 Wendy’s restaurants in operation in North America. Of these restaurants, 353 were operated by the Company and 5,825 were operated by a total of 330 franchisees. In addition, at December 30, 2018, there were 533 franchised Wendy’s restaurants in operation in 30 countries and territories other than North America. See “Item 2. Properties” herein for a listing of the number of Company-operated and franchised locations in the United States and in foreign countries and United States territories.

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of December 30, 2018.

Wendy’s Restaurants

Wendy’s opened its first restaurant in Columbus, Ohio in 1969. During 2018, Wendy’s opened seven new Company-operated restaurants and closed five generally underperforming Company-operated restaurants. During 2018, Wendy’s franchisees opened 152 new restaurants and closed 77 generally underperforming restaurants.

The following table sets forth the number of Wendy’s restaurants in operation at the beginning and end of each fiscal year from 2016 to 2018:

	2018	2017	2016
Restaurants open at beginning of period	6,634	6,537	6,479
Restaurants opened during period	159	174	149
Restaurants closed during period	(82)	(77)	(91)
Restaurants open at end of period	6,711	6,634	6,537

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

Raw Materials and Purchasing

As of December 30, 2018, four independent processors (five total production facilities) supplied all of Wendy’s beef in the United States. In addition, six independent processors (12 total production facilities) supplied all of Wendy’s chicken in the United States. Wendy’s and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations. Wendy’s anticipates no such shortages of products and believes that alternate suppliers are available. Suppliers to the Wendy’s system must comply with United States Department of Agriculture (“USDA”) and United States Food and Drug Administration (“FDA”) regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.

Wendy’s has a purchasing co-op relationship agreement with its franchisees which establishes Quality Supply Chain Co-op, Inc. (“QSCC”). QSCC manages, for the Wendy’s system in the United States and Canada, contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national agreements with pricing based upon total system volume. QSCC’s supply chain management facilitates the continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s supply chain in the United States and Canada. Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend.

Quality Assurance

Wendy’s quality assurance program is designed to verify that the food products supplied to our restaurants are processed in a safe, sanitary environment and in compliance with our food safety and quality standards. Wendy’s quality assurance personnel conduct multiple on-site sanitation and production audits throughout the year at all of our core menu product processing facilities, which include beef, chicken, pork, buns, french fries, Frosty® dessert ingredients and produce. Animal welfare audits are also conducted every year at all beef, chicken and pork facilities to confirm compliance with our required animal welfare and handling policies and procedures. In addition to our facility audit program, weekly samples of beef, chicken and other core menu products from our distribution centers are randomly sampled and analyzed by a third-party laboratory to test conformance to our quality specifications. Each year, Wendy’s representatives conduct unannounced inspections of all Company-operated and franchise restaurants to test conformance to our sanitation, food safety and operational requirements. Wendy’s has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

Trademarks and Service Marks

Wendy’s or its subsidiaries have registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Old Fashioned Hamburgers® and Quality Is Our Recipe®. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks expire at various times from 2019 to 2028, while international trademarks and service marks have various durations of ten to 15 years. Wendy’s generally intends to renew trademarks and service marks that are scheduled to expire.

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

Seasonality

Wendy’s restaurant operations are moderately seasonal. Wendy’s average restaurant sales are normally higher during the summer months than during the winter months. Because our business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

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

Wendy’s competitive position is differentiated by a focus on quality, its use of fresh, never frozen ground beef* and fresh-cut vegetables in the United States and Canada and certain other countries, its unique and diverse menu, its promotional products, its choice of condiments and the atmosphere and decor of its restaurants. (*Fresh beef available in the contiguous U.S., Alaska and Canada.) Wendy’s continues to implement its Image Activation program, which includes innovative exterior and interior restaurant designs, with plans for a significant number of new and reimaged Company-operated and franchised restaurants in 2019 and beyond. The Image Activation program also differentiates the Company from its competitors by its emphasis on selection and performance of restaurant employees that provide friendly and engaged customer service in Wendy’s restaurants.

Many of the leading restaurant chains continue to focus on new unit development as one strategy to increase market share through increased consumer awareness and convenience. This results in increased competition for available development sites and higher development costs for those sites. Competitors also employ marketing strategies such as frequent use of price discounting, frequent promotions and heavy advertising expenditures. Continued price discounting, including the use of coupons and offers, in the quick-service restaurant industry and the emphasis on value menus has had and could continue to have an adverse impact on Wendy’s business.

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

Wendy’s also competes with grocery chains and other retail outlets which sell food that will be prepared at home. Competition with these chains and other outlets has increased as the gap between the price of food at home compared to the price of food purchased at restaurants has widened.

Technology and delivery are becoming increasingly critical parts of the restaurant consumer experience. Restaurant technology includes mobile interactive technology for brand menu search information, mobile ordering, mobile payment, mobile offers and rewards programs and other self-service technologies. Wendy’s has established a delivery arrangement using a third-party vendor in several United States markets, and certain of our franchisees have established delivery arrangements using a third-party vendor in several Canadian markets. As of December 30, 2018, delivery was available at more than 60% of Wendy’s North America system restaurants. Other restaurant chains have also introduced or expanded their restaurant technology initiatives and delivery arrangements as another strategy to increase market share.

Acquisitions and Dispositions of Wendy’s Restaurants

During 2016, the Company completed the sale of 310 Company-operated restaurants to franchisees, which resulted in the completion of the Company’s plan to reduce its Company-operated restaurant ownership percentage to approximately 5% of the total system. During 2017, the Company acquired 140 Wendy’s restaurants from DavCo Restaurants, LLC (“DavCo”), which were immediately sold to NPC International, Inc. (“NPC”), an existing franchisee of the Company. During 2018, the Company sold three Company-operated restaurants to franchisees and acquired 16 Wendy’s restaurants from franchisees. In addition, during 2018, 2017 and 2016, the Company facilitated franchisee-to-franchisee transfers of 96, 400 and 144 restaurants, respectively.

Wendy’s expects to continue to optimize its system by facilitating franchisee-to-franchisee transfers of restaurants, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate Image Activation adoption. Wendy’s generally retains a right of first refusal in connection with any proposed sale of a franchisee’s interest.

North America Franchised Restaurants

As of December 30, 2018, Wendy’s franchisees operated 5,825 Wendy’s restaurants in 50 states, the District of Columbia and Canada.

The rights and obligations governing the majority of franchised restaurants operating in the United States are set forth in the Wendy’s Unit Franchise Agreement (non-traditional locations may operate under an amended agreement). This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Unit Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions. The initial term may be extended up to 25 years and the renewal extended up to 20 years for qualifying restaurants under the new restaurant development incentive and remodel programs described below. Wendy’s has in the past franchised under different agreements on a multi-unit basis; however, Wendy’s now grants new Wendy’s franchises on a unit-by-unit basis.

The Wendy’s Unit Franchise Agreement requires that the franchisee pay a monthly royalty of 4% of sales, as defined in the agreement, from the operation of the restaurant. The agreement also typically requires that the franchisee pay Wendy’s an initial technical assistance fee. In the United States, the standard technical assistance fee required under a newly executed Unit Franchise Agreement is $50,000 for each new restaurant opened.

The technical assistance fee is used to defray some of the costs to Wendy’s for training, start-up and transitional services related to new and existing franchisees acquiring Company-operated restaurants and in the development and opening of new restaurants. In certain limited instances (such as the re-granting of franchise rights for a previously closed restaurant, a reduced franchise agreement term or other unique circumstances), Wendy’s may charge a reduced technical assistance fee or may waive the technical assistance fee. Wendy’s does not select or employ personnel on behalf of franchisees.

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

Wendy’s Restaurants of Canada Inc. (“WROC”), a 100% owned subsidiary of Wendy’s, holds master franchise rights for Canada. The rights and obligations governing the majority of franchised restaurants operating in Canada are set forth in a Single Unit Sub-Franchise Agreement. This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by WROC and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Single Unit Sub-Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions. The sub-franchisee pays to WROC a monthly royalty of 4% of sales, as defined in the agreement, from the operation of the restaurant. The agreement also typically requires that the franchisee pay WROC an initial technical assistance fee. The standard technical assistance fee is C$50,000 for each new restaurant opened.

In order to promote new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants opened by December 31, 2020, with the value of the incentives declining in the later years of the program. In August 2018, Wendy’s announced a new restaurant development incentive program that provides for incremental reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants for existing franchisees that sign up for the program and commit to incremental development of new Wendy’s restaurants under a new development agreement by July 1, 2019. Wendy’s also provides franchisees with the option of an early 20-year renewal of their franchise agreement upon completion of reimaging utilizing certain approved Image Activation remodel designs.

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

See Note 7 and Note 21 of the Financial Statements and Supplementary Data contained in Item 8 herein, and the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, for further information regarding guarantee obligations, reserves, commitments and contingencies involving franchisees.

Advertising and Marketing

In the United States and Canada, Wendy’s advertises nationally through national advertising funds on network and cable television programs, including nationally televised events. Locally in the United States and Canada, Wendy’s primarily advertises through regional network and cable television, radio and social media. Wendy’s maintains two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, the Internet and a variety of promotional campaigns, including the increasing use of social media. Separate national advertising funds are administered for Wendy’s United States and Canadian restaurant locations. Contributions to the national advertising funds are required to be made by both Company-operated and franchised restaurants and are based on a percentage of restaurant retail sales. In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both Company-operated and franchised restaurants based on a percentage of restaurant retail sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising programs are governed by the Wendy’s Unit Franchise Agreement in the United States and by the Single Unit Sub-Franchise Agreement in Canada. Required contributions by Company-operated restaurants for advertising and promotional programs are at the same percent of retail sales as franchised restaurants within the Wendy’s system. As of December 30, 2018, the contribution rate for United States restaurants was generally 3.5% of retail sales for national advertising and 0.5% of retail sales for local and regional advertising. The contribution rate for Canadian restaurants is generally 3% of retail sales for national advertising and 1% of retail sales for local and regional advertising, with the exception of Quebec, for which there is no national advertising contribution rate and the local and regional advertising contribution rate is 4% of retail sales. See Note 24 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information regarding advertising.

International Operations and Franchising

As of December 30, 2018, Wendy’s had 533 franchised restaurants in 30 countries and territories other than the United States and Canada. Wendy’s intends to grow its international business aggressively, yet responsibly. In addition to new market expansion, further development within existing markets will continue to be an important component of Wendy’s international strategy. In 2018, Wendy’s grew its international business by 29 net new restaurants. Wendy’s has granted development rights in certain countries and territories listed under “Item 2. Properties” herein.

Franchisees who wish to operate Wendy’s restaurants outside of the United States and Canada enter into agreements with Wendy’s that generally provide franchise rights for each restaurant for an initial term of 10 years or 20 years, depending on the country, and typically include a 10-year renewal provision, subject to certain conditions. The agreements grant a license to the franchisee to use the Wendy’s trademarks and know-how in the operation of a Wendy’s restaurant at a specified location. Generally, the franchisee pays Wendy’s an initial technical assistance fee or other per restaurant fee and monthly fees based on a percentage of gross monthly sales of each restaurant. In certain foreign markets, Wendy’s may grant the franchisee exclusivity to develop a territory in exchange for the franchisee undertaking to develop a specified number of new Wendy’s restaurants in the territory based on a negotiated schedule. In these instances, the franchisee generally pays Wendy’s an upfront development fee, annual development fees or a per restaurant development fee. In certain circumstances, Wendy’s may grant a franchisee the right to sub-franchise in a stated territory, subject to certain conditions.

Wendy’s also continually evaluates non-franchise opportunities for development of Wendy’s restaurants in other international markets, including through joint ventures with third parties and opening Company-operated restaurants.

General

Governmental Regulations

Various state laws and the Federal Trade Commission regulate Wendy’s franchising activities. The Federal Trade Commission requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Several states require registration and disclosure in connection with franchise offers and sales and have “franchise relationship laws” that limit the ability of franchisors to terminate franchise agreements or withhold consent to the renewal or transfer of these agreements. In addition, Wendy’s and its franchisees must comply with the federal Fair Labor Standards Act and similar state and local laws, the Americans with Disabilities Act (the “ADA”), which requires that all public accommodations and commercial facilities meet federal requirements related to access and use by disabled persons, and various state and local laws governing matters that include, for example, the handling, preparation and sale of food and beverages, the provision of nutritional information on menu boards, minimum wages, overtime and other working and safety conditions. Compliance with the ADA requirements could require removal of access barriers and non-compliance could result in imposition of fines by the United States government or an award of damages to private litigants. We do not believe that costs relating to compliance with the ADA will have a material adverse effect on the Company’s consolidated financial position or results of operations. We cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation or regulations.

Legal and Environmental Matters

The Company’s past and present operations are governed by federal, state and local environmental laws and regulations concerning the discharge, storage, handling and disposal of hazardous or toxic substances. These laws and regulations provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances. We cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We similarly cannot predict the amount of future expenditures that may be required to comply with any environmental laws or regulations or to satisfy any claims relating to environmental laws or regulations. We believe that our operations comply substantially with all applicable environmental laws and regulations. Accordingly, the environmental matters in which we are involved generally relate either to properties that our subsidiaries own, but on which they no longer have any operations, or properties that we or our subsidiaries have sold to third parties, but for which we or our subsidiaries remain liable or contingently liable for any related environmental costs. Our Company-operated restaurants have not been the subject of any material environmental matters. Based on currently available information, including defenses available to us and/or our subsidiaries, and our current reserve levels, we do not believe that the ultimate outcome of the environmental matters in which we are involved will have a material adverse effect on our consolidated financial position or results of operations.

The Company is involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. We believe we have adequate accruals for continuing operations for all of our legal and environmental matters, including the accrual that we recorded for the legal proceedings related to a cybersecurity incident as described in Note 23 of the Financial Statements and Supplementary Data contained in Item 8 herein. See Note 11 of the Financial Statements and supplementary Data contained in Item 8 herein for further information on the accrual. We cannot estimate the aggregate possible range of loss for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations or cash flows for a particular reporting period.

Employees

As of December 30, 2018, the Company had approximately 12,500 employees, including approximately 1,150 salaried employees and approximately 11,350 hourly employees. We believe that our employee relations are satisfactory.

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, we have included below the most significant factors that have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2019, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

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

During 2018, the Company and Chief Information Officer David G. Trimm completed an effective succession process in connection with Mr. Trimm’s retirement from the Company. Mr. Trimm transitioned his restaurant technology responsibilities to Robert D. Wright, Executive Vice President and Chief Operations Officer, his enterprise technology responsibilities to Gunther Plosch, Chief Financial Officer, and his digital technology responsibilities to Laura Titas, Chief Digital Experience Officer. Ms. Titas joined the Company in December 2018 and serves on the Company’s senior leadership team, reporting to Kurt A. Kane, Executive Vice President and Chief Concept and Marketing Officer.

Competition from other restaurant companies, as well as grocery chains and other retail food outlets, or poor customer experience at Wendy’s restaurants, could hurt our brand.

The market segments in which Company-operated and franchised Wendy’s restaurants compete are highly competitive with respect to, among other things, price, food quality and presentation, service, location, convenience, and the nature and condition of the restaurant facility. If customers have a poor experience at a Wendy’s restaurant, whether at a Company-operated or franchised restaurant, we may experience a decrease in guest traffic. Further, Wendy’s restaurants compete with a variety of locally-owned restaurants, as well as competitive regional and national chains and franchises. Several of these chains compete by offering menu items that are targeted at certain consumer groups or dietary trends. Additionally, many of our competitors have introduced lower cost, value meal menu options, and have employed marketing strategies that include frequent use of price discounting (including through the use of coupons and other offers), frequent promotions and heavy advertising expenditures. Our revenues and those of our franchisees may be hurt by this product and price competition.

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

Wendy’s also competes with grocery chains and other retail outlets which sell food that will be prepared at home. Competition with these chains and other outlets has increased as the gap between the price of food at home compared to the price of food purchased at restaurants has widened. This increased product and price competition could put deflationary pressure on the selling price of products offered at Wendy’s restaurants.

All such competition may adversely affect our revenues and profits by reducing revenues of Company-operated restaurants and royalty revenue from franchised restaurants.

Changes in consumer tastes and preferences, and in discretionary consumer spending, could result in a decline in sales at Company-operated restaurants and in the royalties that we receive from franchisees.

The quick-service restaurant industry is often affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns. Any material decline in the amount of discretionary spending or a decline in consumer food-away-from-

home spending could hurt our revenues, results of operations, business and financial condition. If Company-operated and franchised restaurants are unable to adapt to changes in consumer preferences and trends, Company-operated and franchised restaurants may lose customers and the resulting revenues from Company-operated restaurants and the royalties that we receive from franchisees may decline.

Disruptions in the national and global economies may adversely impact our revenues, results of operations, business and financial condition.

Disruptions in the national and global economies could result in higher unemployment rates and declines in consumer confidence and spending. If such disruptions occur, they may result in significant declines in consumer food-away-from-home spending and customer traffic in our restaurants and those of our franchisees. There can be no assurance that government responses to economic disruptions will restore consumer confidence. Ongoing disruptions in the national and global economies may adversely impact our revenues, results of operations, business and financial condition.

Changes in commodity costs (including beef, chicken, pork, cheese and grains), supplies, fuel, utilities, distribution and other operating costs could adversely affect our results of operations.

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

Shortages or interruptions in the supply or distribution of perishable food products could damage the Wendy’s brand reputation and adversely affect our sales and operating results.

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

As of December 30, 2018, four independent processors (five total production facilities) supplied all of Wendy’s beef in the United States and six independent processors (12 total production facilities) supplied all of Wendy’s chicken in the United States. In addition, Wendy’s had one main in-line distributor of food, packaging and beverage products, excluding produce and breads, that serviced approximately 41% of its Company-operated and franchised restaurants and six additional in-line distributors that, in the aggregate, serviced approximately 55% of its Company-operated and franchised restaurants.

Wendy’s and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations. Wendy’s anticipates no such shortages of products and believes that alternate suppliers and distribution sources are available. However, if a disruption of service from any of our key suppliers or distributors was to occur, we could experience short-term increases in our costs while supply and distribution channels were adjusted, and there can be no assurance that we will be able to identify or negotiate with such suppliers or distributors on terms that are commercially reasonable to us.

Food safety events, including instances of food-borne illness (such as salmonella or E. coli) involving Wendy’s, its supply chain or other food service companies, could create negative publicity and adversely affect sales and operating results.

Food safety is a top priority, and we dedicate substantial resources to ensure that our customers enjoy safe, quality food products. However, food safety events, including instances of food-borne illness (such as salmonella or E. coli), have occurred in the food industry in the past, and could occur in the future. Food safety events could adversely affect the price and availability of beef, chicken or other food products. As a result, Wendy’s restaurants could experience a significant increase in food costs if there are food safety events, whether or not such events involve Wendy’s restaurants or restaurants of competitors.

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

Consumer concerns regarding the nutritional aspects of beef, chicken, french fries or other products we sell, concerns regarding the ingredients in our products and/or the cooking processes used in our restaurants, or concerns regarding the effects of disease outbreaks, epidemics or pandemics could affect demand for our products.

Consumer concerns regarding the nutritional aspects of beef, chicken, french fries or other products we sell, concerns regarding the ingredients in our products and/or the cooking processes used in our restaurants, or concerns regarding the effects of disease outbreaks, epidemics or pandemics could result in less demand for our products and a decline in sales at Company-operated restaurants and in royalties from sales at franchised restaurants.

Increased use of social media could create and/or amplify the effects of negative publicity and adversely affect sales and operating results.

Events reported in the media, including social media, whether or not accurate or involving Wendy’s, could create and/or amplify negative publicity for Wendy’s or for the industry or market segments in which we operate. These and other types of social media risks could reduce demand for Wendy’s food and result in a decrease in guest traffic to our restaurants as consumers shift their preferences to our competitors or to other products or food types. A decrease in guest traffic to our restaurants as a result of negative publicity created or amplified by social media could result in a decline in sales and operating results at Company-operated restaurants or in royalties from sales at franchised restaurants. Social media risks could also arise from Company or franchise employees not following defined policies for the use of social media during business operations, or actions taken by Company or franchise employees during personal activities outside of their employment, but which could still reflect negatively on the Wendy’s brand.

Growth of our restaurant business is dependent to a large extent on new restaurant openings, which may be affected by factors beyond our control.

Our restaurant business derives earnings from sales at Company-operated restaurants, franchise royalties received from franchised restaurants and franchise fees from franchise restaurant operators for each new unit opened. Growth in our restaurant revenues and earnings is dependent to a large extent on new restaurant openings. Numerous factors beyond our control may affect restaurant openings. These factors include but are not limited to:

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

As of December 30, 2018, approximately 95% of restaurants in the Wendy’s system were operated by franchisees. Wendy’s franchisees are contractually obligated to operate their restaurants in accordance with the standards set forth in our franchise and other agreements with them. Wendy’s also provides training and support to franchisees. However, franchisees are independent third parties that we do not control, and franchisees own, operate and oversee the daily operations of their restaurants. Specifically, franchisees are solely responsible for developing and utilizing their own policies and procedures, making their own hiring, firing and disciplinary decisions, scheduling hours and establishing wages, and managing their day-to-day employment processes and procedures, all of which is done independent of Wendy’s and in compliance with all applicable laws, rules or regulations. Further, franchisees have discretion as to the prices charged to customers. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate their restaurants in a manner consistent with required standards, then royalty payments to us could be adversely affected and the brand’s image and reputation could be harmed, both of which in turn could hurt our business and operating results. In addition, the failure of franchisees to adequately engage in succession planning may affect their restaurant operations and development of new Wendy’s restaurants, which in turn could hurt our business and operating results.

Our success depends on franchisees’ participation in brand strategies and the ability of our system to respond and adapt to market changes.

Wendy’s franchisees are an integral part of our business. Wendy’s may be unable to successfully implement the strategies that we believe are necessary for future growth if franchisees do not participate in the implementation of those strategies. Our business and operating results could be adversely affected if a significant number of franchisees do not participate in brand strategies, such as new restaurant development, Image Activation and digital commerce platforms and technologies. In addition, Wendy’s current franchise model, and the way our brand strategies are executed across the Wendy’s system, may make it difficult for the Wendy’s brand to respond and adapt to the speed of change in technology, consumer preferences, the regulatory environment or other external factors as quickly as may be required to maintain and grow market share and remain competitive.

Our Image Activation program may not positively affect sales at Company-operated restaurants and franchised restaurants or improve our results of operations, and franchisees may not participate in the Image Activation program to the extent expected by the Company.

The Company and its franchisees reimaged 401 North America system restaurants and built 159 global restaurants in 2018. As of December 30, 2018, the global Wendy’s system had 50% of restaurants on the new image. The Company has plans for significantly more new and reimaged Company and franchisee restaurants in 2019 and beyond.

In order to promote new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants opened by December 31, 2020, with the value of the incentives declining in the later years of the program. In August 2018, Wendy’s announced a new restaurant development incentive program that provides for incremental reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants for existing franchisees that sign up for the program and commit to incremental development of new Wendy’s restaurants under a new development agreement by July 1, 2019. Wendy’s also provides franchisees with the option of an early 20-year renewal of their franchise agreement upon completion of reimaging utilizing certain approved Image Activation remodel designs.

The Company’s Image Activation program may not positively affect sales at Company-operated restaurants or improve our results of operations. There can be no assurance that sales at participating franchised restaurants will achieve or maintain projected levels or that after giving effect to the incentives provided to franchisees the Company’s results of operations will improve. There can also be no assurance that franchisees will participate in the Image Activation program to the extent expected by the Company.

Further, it is possible that Wendy’s may provide other financial incentives to franchisees to participate in the Image Activation program. These incentives could also result in additional expense and/or a reduction in royalties or other revenues received from franchisees in the future. If Wendy’s provides additional incentives to franchisees related to financing of the Image Activation program, Wendy’s may incur costs related to loan guarantees, interest rate subsidies and/or costs related to collectability of loans.

In addition, approximately 95% of the Wendy’s system consists of franchised restaurants. Many of our franchisees will need to borrow funds in order to participate in the Image Activation program. Other than the incentive programs described above, Wendy’s generally does not provide franchisees with financing, although we continue to develop third-party financing sources for franchisees. If franchisees are unable to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the reimaging of their existing restaurants and/or the development of new restaurants, and our future growth and results of operations could be adversely affected.

Our financial results are impacted to a large extent by the operating results of franchisees.

As of December 30, 2018, approximately 95% of the Wendy’s system consisted of franchised restaurants. We receive revenues in the form of royalties and national advertising funds contributions (both of which are generally based on a percentage of sales at franchised restaurants), as well as rent and fees from franchisees. Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may worsen and our royalty, national advertising funds, rent and other fee revenues may decline. In addition, our accounts receivable and related allowance for doubtful accounts may increase. When Company-operated restaurants with leased real estate are sold to franchisees, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases. During periods of declining sales and profitability of franchisees, the incidence of franchisee defaults for these lease payments may increase and we may be required to make those payments and seek recourse against the franchisee or agree to repayment terms. Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements to induce franchisees to renew these agreements, then our royalty revenues may decrease. Further, we may decide from time to time to acquire restaurants from franchisees that experience significant financial hardship, which may reduce our cash and cash equivalents.

Wendy’s may be unable to manage effectively the acquisition and disposition of restaurants, or successfully implement other strategic initiatives, which could adversely affect our business and financial results.
Wendy’s has from time to time acquired Wendy’s restaurants from, and sold Wendy’s restaurants to, franchisees. Wendy’s will continue to evaluate strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees. The success of these transactions is dependent upon many factors, such as the availability of sellers and buyers, the availability of financing, and the ability to negotiate transactions on terms deemed acceptable. In addition, the operations of restaurants that are acquired from or sold to franchisees may not be integrated successfully, and the intended benefits of such transactions may not be realized. Acquisitions of franchised restaurants pose various risks to Wendy’s business operations, including:

•	diversion of management’s attention to the integration of acquired restaurant operations;

•	increased operating expenses and the inability to achieve expected cost savings and operating efficiencies;

•	exposure to liabilities arising out of prior operations of acquired restaurants; and

•	the assumption of long-term, non-cancelable leases.
Engaging in acquisitions and dispositions also places increased demands on Wendy’s operational and financial management resources and may require us to continue to expand these resources. If Wendy’s is unable to manage the acquisition and disposition of restaurants effectively, our business and financial results could be adversely affected.
In addition, Wendy’s from time to time evaluates and may pursue other opportunities for growth through new and existing franchise partners, joint venture investments, expansion of our brand through other opportunities and strategic mergers, acquisitions and divestitures. These strategic initiatives involve various inherent risks, including, without limitation, general business risk, integration and synergy risk, market acceptance risk and risks associated with the potential distraction of management. Strategic transactions may not ultimately create value for us or our stockholders and may harm our reputation and materially adversely affect our business, financial condition and results of operations.
Current restaurant locations may become unattractive, and attractive new locations may not be available for a reasonable price, if at all.

The success of any restaurant depends in substantial part on its location. There can be no assurance that our current restaurant locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where our restaurants are located could decline in the future, resulting in potentially reduced sales in those locations. In addition, rising real estate prices in some areas may restrict our ability and the ability of franchisees to purchase or lease new desirable locations. If desirable locations cannot be obtained at reasonable prices, or at all, Wendy’s ability to execute our growth strategies could be adversely affected.

Wendy’s leasing and ownership of significant amounts of real estate exposes it to possible liabilities and losses, including liabilities associated with environmental matters.

As of December 30, 2018, Wendy’s leased or owned the land and/or the building for 353 Company-operated Wendy’s restaurants. Wendy’s also owned 516 and leased 1,279 properties that were either leased or subleased principally to franchisees as of December 30, 2018. Accordingly, we are subject to all of the risks associated with leasing and owning real estate. In particular, the value of our real property assets could decrease, and costs could increase, because of changes in the investment climate for real estate, demographic trends, supply or demand for the ownership and operation of the restaurants (which may be impacted by competition from similar restaurants in the area) and liability for environmental matters.

Wendy’s is subject to federal, state and local environmental, health and safety laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner, operator or occupant of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners, operators or occupants of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. A number of our restaurant sites were formerly gas stations or are adjacent to current or former gas stations, or were used for other commercial activities that can create environmental impacts. We may also acquire or lease these types of sites in the future. We have not conducted a comprehensive environmental review of all of our properties. We may not have identified all of the potential environmental liabilities at our leased and owned properties, and any such liabilities identified in the future could cause us to incur significant costs, including costs associated with litigation, fines or clean-up responsibilities. In addition, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. We cannot predict the amount of future expenditures that may be required in order to comply with any environmental laws or regulations or to satisfy any such claims. See “Item 1. Business - General - Legal and Environmental Matters” for additional information.

Wendy’s leases real property generally for initial terms of 15 to 20 years with one or more options to extend the term of the leases in consecutive five-year increments. Many leases provide that the landlord may increase the rent over the term of the lease and any renewals of the term. Most leases require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases prior to the expiration of their term. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each lease expires, we may fail to negotiate additional renewals or renewal options, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations.

Due to the concentration of Wendy’s restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions.

As of December 30, 2018, we and our franchisees operated Wendy’s restaurants in all 50 states, the District of Columbia and 31 foreign countries and territories. As of December 30, 2018 and as detailed in “Item 2. Properties,” the eight leading states by number of operating units were: Florida, Ohio, Texas, Georgia, California, Pennsylvania, North Carolina and Michigan. This geographic concentration can cause economic conditions in particular areas of the country to have a disproportionate impact on our overall results of operations, regardless of the state of the national economy as a whole. It is possible that adverse economic conditions in states or regions that contain a high concentration of Wendy’s restaurants could have a material adverse impact on our results of operations in the future.

Our operations are influenced by adverse weather conditions.

Weather, which is unpredictable, can adversely impact Wendy’s restaurant operations. Harsh weather conditions that keep customers from dining out can result in lost sales and revenues for our restaurants. A heavy snowstorm in the Northeast or Midwest or a hurricane in the Southeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area. Our first quarter includes winter months and historically has a lower level of sales at Company-operated restaurants. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods hurts our operating margins and can result in restaurant operating losses. For these reasons, a quarter-to-quarter comparison may not be a good indication of Wendy’s performance or how we may perform in the future.

Our business could be hurt by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our restaurants. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to competition, increased minimum wage or employee benefits costs (including various federal, state and local actions to increase minimum wages), unionization activity or other factors would adversely impact our cost of sales and operating expenses. In addition, Wendy’s success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff, and our inability to do so could adversely affect our results of operations.

Complaints or litigation may hurt the Wendy’s brand.

Wendy’s customers from time to time file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to a Wendy’s restaurant, or alleging that there was a problem with food quality or operations at a Wendy’s restaurant. We are also subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, including class action lawsuits related to these matters. Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations and hurt our performance. We believe we have adequate accruals for continuing operations for all of our legal and environmental matters, including the accrual that we recorded for the legal proceedings related to a cybersecurity incident as described in Note 23 of the Financial Statements and Supplementary Data contained in Item 8 herein. See Note 11 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information on the accrual. We cannot estimate the aggregate possible range of loss due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. Insurance policies contain customary limitations, conditions and exclusions that can affect the amount of insurance proceeds ultimately received. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from these claims may hurt us and our franchisees.

Additionally, the restaurant industry has been subject to a number of claims alleging that the menus and actions of restaurant chains have contributed to the obesity or otherwise adversely impacted the health of certain of their customers. Adverse publicity resulting from these allegations may harm the reputation of our restaurants, even if the allegations are not directed against our restaurants or are not valid, and even if we are not found liable or the concerns relate only to a single restaurant or a limited number of restaurants. Moreover, complaints, litigation or adverse publicity experienced by one or more of Wendy’s franchisees could also hurt our business as a whole.

We may be unable to adequately protect our intellectual property, which could harm the value of the Wendy’s brand and hurt our business.

Our intellectual property is material to the conduct of our business. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brand and other intellectual property. The success of our business strategy depends, in part, on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our branded products in both existing and new markets. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business, including the failure of our brand to achieve and maintain market acceptance. This could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees.

We franchise the Wendy’s brand to various franchisees. While we try to ensure that the quality of our brand is maintained by all of our franchisees, we cannot ensure that franchisees will not take actions that hurt the value of our intellectual property or the reputation of the Wendy’s brand or restaurant system.

We have registered certain trademarks and have other trademark registrations pending in the United States and certain foreign jurisdictions. The trademarks that we currently use have not been registered in all of the countries outside of the United States in which we do business or may do business in the future and may never be registered in all of these countries. We cannot ensure that all of the steps we have taken to protect our intellectual property in the United States and foreign countries will be adequate. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States.

In addition, we cannot ensure that third parties will not bring infringement claims against us in the future. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause delays in introducing new menu items, require costly modifications to advertising and promotional materials or require us to enter into royalty or licensing agreements. As a result, any such claim could harm our business and cause a decline in our results of operations and financial condition.

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

The Company currently maintains insurance coverage to address cyber incidents. Applicable insurance policies contain customary limitations, conditions and exclusions. There can be no assurance that the cyber policies maintained by the Company will cover substantially all of the Company’s costs and expenses incurred related to previous or future cybersecurity incidents, including those described below in this Item 1A and in Note 23 to the Consolidated Financial Statements contained in Item 8 herein.

Changes in legal or regulatory requirements, including licensing approvals, franchising laws, payment card industry rules, overtime rules, minimum wage rates, tax legislation, federal ethanol policy and accounting standards, may adversely affect our existing and future operations and results, including our ability to open new restaurants.

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

Federal laws, rules and regulations address many aspects of our business, such as franchising, federal ethanol policy, minimum wages and taxes. We and our franchisees are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other state laws that govern these and other employment law matters. Changes in laws, rules, regulations and governmental policies, including the joint employer standard, could increase our costs and adversely affect our existing and future operations and results.

Changes in accounting standards, or in the interpretation of existing standards, applicable to us could also affect our future results. See Note 1 to the Consolidated Financial Statements contained in Item 8 herein for a summary of new or amended accounting standards applicable to us.

We do not exercise ultimate control over purchasing for our restaurant system, which could harm sales or profitability and the brand.

Although we seek to ensure that all suppliers to the Wendy’s system meet quality control standards, Wendy’s franchisees control the purchasing of food, proprietary paper, equipment and other operating supplies from such suppliers through QSCC, Wendy’s independent purchasing co-op. QSCC manages, for the Wendy’s system in the U.S. and Canada, contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national agreements with pricing based upon total system volume. We are entitled to appoint two representatives (of the total of 11) on the board of directors of QSCC and participate in QSCC through our Company-operated restaurants, but we do not control the decisions and activities of QSCC except to require that all suppliers satisfy our quality control standards. If QSCC does not properly estimate the product needs of the Wendy’s system, makes poor purchasing decisions or decides to cease its operations, system sales and operating costs could be adversely affected and the results of operations and financial condition of the Company and franchisees could be negatively impacted.

Our international operations are subject to various factors of uncertainty and there is no assurance that international operations will be profitable.

In addition to many of the risk factors described throughout this Item 1A, Wendy’s business outside of the United States is subject to a number of additional factors, including international economic and political conditions, risk of corruption and violations of the United States Foreign Corrupt Practices Act or similar laws of other countries, the inability to adapt to differing cultures or consumer preferences, inadequate brand infrastructure within foreign countries to support our international activities, inability to obtain adequate supplies meeting our quality standards and product specifications or interruptions in obtaining such supplies, restrictions on our ability to move cash out of certain foreign countries, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements, the collection of royalties and other fees from international franchisees, the inability to protect intellectual property rights, compliance with international privacy and information security laws and regulations, the availability and cost of land, construction costs, other legal, financial or regulatory impediments to the development and/or operation of new restaurants and the inability to identify, attract and retain experienced management, qualified franchisees and joint venture partners. Although we believe we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable. In addition, to the extent we invest in international Company-operated restaurants or joint ventures, we would also have the risk of operating losses related to those restaurants, which could adversely affect our results of operations and financial condition.

There are risks associated with our increasing dependence on digital commerce platforms and technologies to maintain and grow sales, and we cannot predict the impact that these digital commerce platforms and technologies, other new or improved technologies or alternative methods of delivery may have on consumer behavior and our financial results.
Advances in technologies and changes in consumer behavior driven by such advances could have a negative effect on our business. Technology and consumer offerings continue to develop, and we expect that new and enhanced technologies and consumer offerings will be available in the future, including those with a focus on restaurant modernization, restaurant technology and digital engagement and ordering. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable guest proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these digital platforms, delivery channels or other technologies or their impact on our business. In addition, our competitors, some of whom have greater resources than us, may be able to benefit from changes in technologies or consumer acceptance of such changes, which could harm our competitive position. There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies, or to effectively adjust our product mix, service offerings and marketing initiatives for products and services that address, and anticipate advances in, technology and market trends. If we are not able to successfully respond to these challenges, our business, financial condition, and operating results could be adversely affected.
In addition, we anticipate that consumers will continue to have more options to place orders digitally, both domestically and internationally. Our failure to adequately invest in new technology or adapt to technological developments and industry trends, particularly with respect to digital commerce capabilities, could result in a loss of customers and related market share. If Wendy’s digital commerce platforms do not meet customers’ expectations in terms of security, speed, attractiveness or ease of use, customers may be less inclined to return to such digital commerce platforms, which could negatively impact our sales, results of operations and financial condition.

We are heavily dependent on computer systems and information technology and any material failure, misuse, interruption or security breach of our computer systems, technology or social media platforms could adversely affect our business.

We are significantly dependent upon our computer systems and information technology to properly conduct our business, including point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems and information technology. The failure of these systems and information technology to operate effectively, an interruption in such systems or technology, problems with maintenance, upgrading or transitioning to replacement systems, fraudulent manipulation of sales reporting from our franchised restaurants resulting in loss of sales and royalty payments, or a breach in security of these systems could be harmful and cause delays in customer service, result in the loss of data, reduce efficiency or cause delays in operations. Significant capital investments might be required to remediate any problems. Additionally, the success of certain of our strategic initiatives, including to expand our consumer-facing digital capabilities to connect with customers and drive growth, is highly dependent on our technology systems. Any security breach involving our or our franchisees’ point-of-sale or other systems could result in a loss of consumer confidence and potential costs associated with fraud. Also, despite our considerable efforts and technological resources to secure our computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur, resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information. A security breach of our computer systems or information technology could require us to notify customers, employees or other groups, result in adverse publicity or a loss in consumer confidence, sales and profits or cause us to incur penalties or other costs that could adversely affect the operation of our business and results of operations.

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain customers. These efforts may not be successful, and could pose a variety of other risks, including the improper disclosure of proprietary information, negative comments about the Wendy’s brand, exposure of personally identifiable information or fraud. The inappropriate use of social media vehicles by franchisees, customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage the brand’s reputation. The occurrence of any such developments could have an adverse effect on our results of operations and financial condition.

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise of confidential information and/or damage to our employee and business relationships, all of which could subject us to loss and harm the Wendy’s brand.

A cyber incident includes any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, vendors and employees. A number of retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems. The Wendy’s system has also experienced unusual payment card activity at certain franchised restaurants, as further described below. As the Company’s reliance on technology has increased, so have the risks posed to its systems, both internal and those managed by third parties. Three primary risks that could result from a cyber incident include operational interruption, damage to our relationship with customers, franchisees and employees and exposure of private data. In addition to maintaining insurance coverage to address cyber incidents, the Company has also implemented processes, procedures and controls to help mitigate these risks. However, these measures, as well as the increased awareness of a risk of a cyber incident, do not guarantee that the Company’s reputation and financial results will not be adversely affected by such an incident.

Because the Company and its franchisees accept electronic forms of payment from customers, the Company’s business requires the collection and retention of customer data, including credit and debit card numbers and other personally identifiable information, in various information systems that the Company and its franchisees maintain and in those maintained by third parties with whom the Company and its franchisees contract to provide credit card processing and related services. The Company also maintains important internal Company data, such as personally identifiable information about its employees and franchisees and information relating to its operations. The Company’s use of personally identifiable information is regulated by international, federal and state laws, as well as by certain third-party agreements. As privacy and information security laws and regulations change, the Company may incur additional costs to ensure that it remains in compliance with those laws and regulations. If the Company’s security and information systems are compromised or if its employees or franchisees fail to comply with these laws, regulations, or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect the Company’s reputation, disrupt its operations and result in costly litigation, judgments, or penalties resulting from violation of applicable laws and payment card industry regulations. A cyber incident could also require the Company to notify customers, employees or other groups, result in adverse publicity, loss of sales and profits, increase fees payable to third parties and cause the Company to incur penalties or remediation and other costs that could adversely affect the operation of the Company’s business and results of operations.

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

Working closely with third-party forensic experts, federal law enforcement and payment card industry contacts as part of its investigation, the Company determined that specific payment card information was targeted by the additional malware variant. This information included cardholder name, credit or debit card number, expiration date, cardholder verification value and service code. The Company believes the criminal cyberattacks resulted from service providers’ remote access credentials being compromised, allowing access, and the ability to deploy malware, to some franchisees’ point-of-sale systems. There has been no indication in the investigation that any Company-operated restaurants were impacted by this activity. The Company worked with investigators to disable the malware involved in the first attack in 2016. Soon after detecting the malware variant involved in the subsequent attack, the Company identified a method of disabling it and thereafter disabled it in all franchisee restaurants where it was discovered. The investigation confirmed that criminals used malware believed to have been effectively deployed on some Wendy’s franchisee systems starting in late fall 2015.

The Company has been named as a defendant in a putative class action filed in the United States on behalf of customers, as well as five class actions brought by financial institutions in the United States that have been consolidated into a single proceeding. In addition, certain of the Company’s present and former directors, and one non-director executive officer of the Company, were named as defendants in putative shareholder derivative complaints, which have been consolidated into one action, alleging breach of fiduciary duty, waste of corporate assets, unjust enrichment and gross mismanagement. These civil proceedings seek damages and other relief allegedly arising from the cybersecurity incident. In addition, claims may also be made by payment card networks against the affected franchisees. These claims and investigations may adversely affect how we or our franchisees operate the business, divert the attention of management from the operation of the business, have an adverse effect on our reputation, result in additional costs and adversely affect our results of operations.

We may be required to recognize additional asset impairment and other asset-related charges.

We have significant amounts of long-lived assets, goodwill and intangible assets and have incurred impairment charges in the past with respect to those assets. In accordance with applicable accounting standards, we test for impairment generally annually, or more frequently if there are indicators of impairment, such as:

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

Based upon future economic and capital market conditions, as well as the operating performance of our business, future impairment charges could be incurred. Further, as a result of our system optimization initiative, the Company has recorded losses on remeasuring long-lived assets to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, and the Company may incur further losses as the Company sells additional restaurants from time to time.

The Company and certain of its subsidiaries are subject to various restrictions, and substantially all of the assets of certain subsidiaries are security, under the terms of a securitized financing facility.

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

Concurrently, the Master Issuer entered into a revolving financing facility of Series 2018-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2018-1 Class A-1 Notes” and, together with the Series 2018-1 Class A-2 Notes, the “Series 2018-1 Senior Notes”), which allows for the drawing of up to $150.0 million under the Series 2018-1 Class A-1 Notes using various credit instruments, including a letter of credit facility.  The Series 2015-1 Class A-1 Notes were canceled on the closing date and the letters of credit outstanding against the Series 2015-1 Class A-1 Notes were transferred to the Series 2018-1 Class A-1 Notes. The Company had no outstanding borrowings under its Series 2018-1 Class A-1 Notes as of December 30, 2018.

In addition to the Series 2018-1 Senior Notes, the Master Issuer also has outstanding the Series 2015-1 4.080% Fixed Rate Senior Secured Notes, Class A-2-II with an initial principal amount of $900.0 million (the “Class A-2-II Notes”) and the Series 2015-1 4.497% Fixed Rate Senior Secured Notes, Class A-2-III with an initial principal amount of $500.0 million (the “Class A-2-III Notes”) (collectively, the “remaining Series 2015-1 Class A-2 Notes”) that were issued on June 1, 2015. The Series 2018-1 Senior Notes and the remaining Series 2015-1 Class A-2 Notes are collectively the “Senior Notes.”

The Senior Notes are secured by a security interest in substantially all of the assets of the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors (collectively, the “Securitization Entities”), except for certain real estate assets and subject to certain limitations as set forth in the Senior Notes Indenture (as amended and supplemented) and the Guarantee and Collateral Agreement.  The assets of the Securitization Entities include most of the domestic and certain of the foreign revenue-generating assets of the Company and its subsidiaries, which principally consist of franchise-related agreements, certain Company-operated restaurants, intellectual property and license agreements for the use of intellectual property.

The Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance on the applicable scheduled maturity date. The Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.

In the event that a rapid amortization event occurs under the Indenture (including, without limitation, upon an event of default under the Indenture or the failure to repay the securitized debt at the end of the applicable term), the funds available to the Company would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business. If the Company’s subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments or seek to raise additional capital. If the Company’s subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations.

The Company has a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of our subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet debt payment obligations.

As of December 30, 2018, the Company had approximately $2.8 billion of outstanding debt on its balance sheet. Additionally, a subsidiary of the Company has issued the Series 2018-1 Class A-1 Notes, which allows the subsidiary to borrow amounts from time to time on a revolving basis, up to an aggregate principal amount of $150.0 million.

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

•
limiting the Company’s flexibility in planning for or reacting to, and increasing its vulnerability to, changes in the Company’s business, the industry in which it operates and the general economy; and

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

The ability to meet payment and other obligations under the debt instruments of the Company’s subsidiaries depends on their ability to generate significant cash flows in the future. This, to some extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. There can be no assurance that the Company’s business will generate cash flows from operations, or that future borrowings will be available to the Company under existing or any future credit facilities or otherwise, in an amount sufficient to enable its subsidiaries to meet their debt payment obligations and to fund other liquidity needs. If the Company’s subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If the Company’s subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations.

In addition, the Company may incur additional indebtedness in the future. If new debt or other liabilities are added to the Company’s current consolidated debt levels, the related risks that the Company now faces could be amplified.

The securitized financing facility imposes certain restrictions on the activities of the Company and its subsidiaries.

The Senior Notes Indenture and the management agreement entered into between a subsidiary of the Company and the Indenture trustee (the “Management Agreement”) contain various covenants that limit the Company’s and its subsidiaries’ ability to engage in specified types of transactions. For example, the Indenture and the Management Agreement contain covenants that, among other things, restrict, subject to certain exceptions, the ability of certain subsidiaries to:

•	incur or guarantee additional indebtedness;

•	sell certain assets;

•	create or incur liens on certain assets to secure indebtedness; or

•	consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.

As a result of these restrictions, the Company may not have adequate resources or flexibility to continue to manage the business and provide for growth of the Wendy’s system, which could have a material adverse effect on the Company’s future growth prospects, financial condition, results of operations and liquidity.

To service debt and meet its other cash needs, the Company will require a significant amount of cash, which may not be generated by its business or available under its existing debt agreements or other sources.

The ability of Wendy’s to make payments on, repay or refinance its debt, and any additional debt, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon its future operating performance. Future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, the ability of Wendy’s to borrow funds in the future to make payments on its debt will depend on the satisfaction of the covenants in the securitized financing facility and other debt agreements, and other agreements it may enter into in the future. Specifically, Wendy’s will need to maintain specified financial ratios and satisfy financial condition tests. There is no assurance that the Wendy’s business will generate sufficient cash flow from operations or that future borrowings will be available under the Company’s securitized financing facility or other debt agreements or from other sources in an amount sufficient to enable the Company to pay its debt or to fund its dividend and other liquidity needs.

There can be no assurance regarding whether or to what extent the Company will pay dividends on its common stock in the future.

Holders of the Company’s common stock will only be entitled to receive such dividends as the Company’s Board of Directors may declare out of funds legally available for such payments. Any dividends will be made at the discretion of the Board of Directors and will depend on the Company’s earnings, financial condition, cash requirements and such other factors as the Board of Directors may deem relevant from time to time.

Because the Company is a holding company, its ability to declare and pay dividends is dependent upon cash, cash equivalents and short-term investments on hand and cash flows from its subsidiaries. The ability of its subsidiaries to pay cash dividends and/or make loans or advances to the holding company will be dependent upon their respective abilities to achieve sufficient cash flows after satisfying their respective cash requirements, including the securitized financing facility and other debt agreements, to enable the payment of such dividends or the making of such loans or advances. The ability of any of its subsidiaries to pay cash dividends or other payments to the Company will also be limited by restrictions in debt instruments currently existing or subsequently entered into by such subsidiaries, which is described earlier in this Item 1A.

A substantial amount of the Company’s common stock is concentrated in the hands of certain stockholders.

Nelson Peltz, the Company’s Chairman and former Chief Executive Officer, Peter May, the Company’s Vice Chairman and former President and Chief Operating Officer, and Edward Garden, a former director of the Company, beneficially own shares of the Company’s outstanding common stock that collectively constitute approximately 20% of its total voting power as of February 19, 2019. Messrs. Peltz, May and Garden may, from time to time, acquire beneficial ownership of additional shares of common stock.

On December 1, 2011, the Company entered into an agreement (the “Trian Agreement”) with Messrs. Peltz, May and Garden, and several of their affiliates (the “Covered Persons”). Pursuant to the Trian Agreement, the Board of Directors, including a majority of the independent directors, approved, for purposes of Section 203 of the Delaware General Corporation Law (“Section 203”), the Covered Persons becoming the owners (as defined in Section 203(c)(9) of the DGCL) of or acquiring an aggregate of up to (and including), but not more than, 32.5% (subject to certain adjustments set forth in the Agreement) of the outstanding shares of the Company’s common stock, such that no such persons would be subject to the restrictions set forth in Section 203 solely as a result of such ownership. Certain other provisions of the Trian Agreement terminated when the Covered Persons’ beneficial ownership of the Company’s common stock decreased to less than 25% of the outstanding voting power of the Company in January 2014.

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

The Company’s certificate of incorporation prohibits the issuance of preferred stock to affiliates, unless offered ratably to the holders of the Company’s common stock, subject to an exception in the event that the Company is in financial distress and the issuance is approved by the Audit Committee of the Board of Directors. This prohibition limits the ability to raise capital from affiliates.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table contains information about our principal office facilities as of December 30, 2018:

ACTIVE FACILITIES	FACILITIES LOCATION	LAND TITLE	APPROXIMATE SQ. FT. OF FLOOR SPACE
Corporate Headquarters	Dublin, Ohio	Owned	324,025	*
Wendy’s Restaurants of Canada Inc.	Burlington, Ontario, Canada	Leased	8,917
_____________________

*	QSCC, the independent Wendy’s purchasing cooperative in which Wendy’s has non-controlling representation on the board of directors, leases 14,493 square feet of this space from Wendy’s.
At December 30, 2018, Wendy’s and its franchisees operated 6,711 Wendy’s restaurants. Of the 353 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 144 restaurants, owned the building and held long-term land leases for 145 restaurants and held leases covering land and building for 64 restaurants. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases contain contingent rent provisions that require additional rental payments based upon restaurant sales volume in excess of specified amounts. As of December 30, 2018, Wendy’s also owned 516 and leased 1,279 properties that were either leased or subleased principally to franchisees. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

The location of Company-operated and franchised restaurants as of December 30, 2018 is set forth below.

State	Company	Franchise
Alabama	—	99
Alaska	—	8
Arizona	—	98
Arkansas	—	62
California	—	270
Colorado	43	85
Connecticut	—	50
Delaware	—	12
Florida	104	409
Georgia	—	284
Hawaii	—	9
Idaho	—	31
Illinois	56	138
Indiana	—	179
Iowa	—	42
Kansas	—	66
Kentucky	—	143
Louisiana	—	125
Maine	—	16
Maryland	—	100
Massachusetts	46	51
Michigan	—	250
Minnesota	—	59
Mississippi	—	95
Missouri	—	98
Montana	—	14
Nebraska	—	27
Nevada	—	42
New Hampshire	—	23
New Jersey	—	142
New Mexico	—	42
New York	47	169
North Carolina	—	258
North Dakota	—	8
Ohio	49	363
Oklahoma	—	42
Oregon	—	40
Pennsylvania	—	258
Rhode Island	8	11
South Carolina	—	128
South Dakota	—	8
Tennessee	—	176
Texas	—	399
Utah	—	83
Vermont	—	4
Virginia	—	221
Washington	—	79
West Virginia	—	69
Wisconsin	—	55
Wyoming	—	14
District of Columbia	—	3
Domestic subtotal	353	5,457
Canada	—	368
North America subtotal	353	5,825

Country/Territory	Company	Franchise
Argentina	—	8
Aruba	—	4
Bahamas	—	12
Brazil	—	5
Chile	—	17
Curacao	—	1
Dominican Republic	—	13
Ecuador	—	6
El Salvador	—	24
Georgia	—	10
Grand Cayman Islands	—	2
Guam	—	5
Guatemala	—	12
Honduras	—	24
India	—	2
Indonesia	—	80
Jamaica	—	7
Japan	—	41
Kuwait	—	7
Malaysia	—	14
Mexico	—	21
New Zealand	—	23
Panama	—	8
Philippines	—	50
Puerto Rico	—	76
Qatar	—	1
Trinidad and Tobago	—	6
United Arab Emirates	—	17
Venezuela	—	35
U.S. Virgin Islands	—	2
International subtotal	—	533
Grand total	353	6,358

Item 3. Legal Proceedings.

The Company is involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. The Company believes it has adequate accruals for continuing operations for all of its legal and environmental matters, including the accrual that we recorded for the legal proceedings related to a cybersecurity incident as described in Note 23 of the Financial Statements and Supplementary Data contained in Item 8 herein. See Note 11 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information on the accrual. We cannot estimate the aggregate possible range of loss for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows of a particular reporting period.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “WEN.”

The Company’s common stock is entitled to one vote per share on all matters on which stockholders are entitled to vote. The Company has no class of equity securities currently issued and outstanding except for its common stock. However, it is currently authorized to issue up to 100 million shares of preferred stock.

During the 2017 fiscal year, the Company paid quarterly cash dividends of $0.07 per share of common stock. During the 2018 fiscal year, the Company paid quarterly cash dividends of $0.085 per share of common stock.

During the first quarter of 2019, the Company declared a dividend of $0.10 per share to be paid on March 15, 2019 to shareholders of record as of March 1, 2019. Although the Company currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly cash dividends will be declared or paid or as to the amount or timing of such dividends, if any. Future dividend payments, if any, will be made at the discretion of our Board of Directors and will be based on such factors as the Company’s earnings, financial condition and cash requirements and other factors.

As of February 19, 2019, there were approximately 24,406 holders of record of the Company’s common stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth fiscal quarter of 2018:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
October 1, 2018 through November 4, 2018	1,605,477	$17.11	1,595,900	$128,846,202
November 5, 2018 through December 2, 2018 (3)	4,709,606	$17.49	4,708,578	$166,511,724
December 3, 2018 through December 30, 2018 (3)	1,293,013	$15.68	1,222,554	$147,416,700
Total	7,608,096	$17.10	7,527,032	$147,416,700

(1)
Includes 81,064 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In February 2018, our Board of Directors authorized the repurchase of up to $175.0 million of our common stock through March 3, 2019, when and if market conditions warrant and to the extent legally permissible. As a result of the 2018 accelerated share repurchase agreement (the “2018 ASR Agreement”) described below, the February 2018 share repurchase authorization was completed. In August 2018, our Board of Directors authorized an additional share repurchase program for up to $100.0 million of our common stock through December 27, 2019, when and if market conditions warrant and to the extent legally permissible. In November 2018, the Board of Directors approved an increase of $120.0 million to the August 2018 authorization, resulting in a total authorization of $220.0 million.

(3)
In November 2018, the Company entered into an accelerated share repurchase agreement (the “2018 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase programs. Under the 2018 ASR Agreement, the Company paid the financial institution an initial purchase price of $75.0 million in cash and received an initial delivery of 3.6 million shares of common stock, representing an estimate of 85%

of the total shares expected to be delivered under the 2018 ASR Agreement. The total number of shares of common stock ultimately purchased by the Company under the 2018 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2018 ASR Agreement, less an agreed upon discount. On December 18, 2018, the Company completed the ASR Agreement and received an additional 0.7 million shares of common stock. In total, 4.4 million shares were delivered under the ASR Agreement at an average purchase price of $17.18 per share.

Subsequent to December 30, 2018 through February 19, 2019, the Company repurchased 1.3 million shares with an aggregate purchase price of $21.5 million, excluding commissions. In February 2019, our Board of Directors authorized the repurchase of up to $225.0 million of our common stock through March 1, 2020, when and if market conditions warrant and to the extent legally permissible. In connection with the February 2019 share repurchase authorization, the November 2018 authorization was canceled.

Item 6. Selected Financial Data.

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Year Ended (1) (2) (3)
	2018	2017	2016	2015	2014
	(In millions, except per share amounts)
Sales (4)	$651.6	$622.8	$920.8	$1,438.8	$1,608.5
Franchise royalty revenue and fees (4)	409.0	410.5	371.5	344.5	322
Franchise rental income (4)	203.3	190.1	143.1	87.0	68.0
Advertising funds revenue	326.0	—	—	—	—
Revenues	1,589.9	1,223.4	1,435.4	1,870.3	1,998.5
Cost of sales (4) (5)	548.6	517.9	752.1	1,194.5	1,364.4
Advertising funds expense	321.9	—	—	—	—
System optimization losses (gains), net (6)	(0.5)	39.1	(71.9)	(74.0)	(91.5)
Reorganization and realignment costs (7)	9.1	22.6	10.1	21.9	31.9
Impairment of long-lived assets (8)	4.7	4.1	16.2	25.0	19.6
Operating profit	249.9	214.8	314.8	274.5	242.6
Loss on early extinguishment of debt (9)	(11.5)	—	—	(7.3)	—
Investment income, net (10)	450.7	2.7	0.7	52.2	1.2
(Provision for) benefit from income taxes (11)	(114.8)	93.0	(72.1)	(94.1)	(76.1)
Income from continuing operations	460.1	194.0	129.6	140.0	116.4
Net income from discontinued operations	—	—	—	21.1	5.0
Net income	$460.1	$194.0	$129.6	$161.1	$121.4
Basic income per share:
Continuing operations	$1.93	$.79	$.49	$.43	$.31
Discontinued operations	—	—	—	.07	.01
Net income	$1.93	$.79	$.49	$.50	$.33
Diluted income per share:
Continuing operations	$1.88	$.77	$.49	$.43	$.31
Discontinued operations	—	—	—	.06	.01
Net income	$1.88	$.77	$.49	$.49	$.32
Dividends per share	$.34	$.28	$.245	$.225	$.205
Weighted average diluted shares outstanding	245.0	252.3	266.7	328.7	376.2

Net cash provided by operating activities (12)	$224.2	$238.8	$193.8	$296.2	$260.1
Capital expenditures	69.9	81.7	150.0	251.6	298.5

	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016	December 28, 2014 (2)
			(In millions)
Total assets	$4,292.0	$4,096.9	$3,939.3	$4,108.7	$4,137.6
Long-term debt, including current portion	2,784.4	2,754.4	2,512.3	2,426.1	1,438.2
Stockholders’ equity	648.4	573.2	527.7	752.9	1,717.6
_______________

(1)
The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 30, 2018” or “2018,” which consisted of 52 weeks, (2) “the year ended December 31, 2017” or “2017,” which consisted of 52 weeks, (3) “the year ended January 1, 2017” or “2016,” which consisted of 52 weeks, (4) “the year ended January 3, 2016” or “2015,” which consisted of 53 weeks and (5) “the year ended December 28, 2014” or “2014,” which consisted of 52 weeks.

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

(3)
The Company applied the new revenue recognition guidance using the modified retrospective method, whereby the cumulative effect of initially adopting the guidance was recognized as an adjustment to the opening balance of equity at January 1, 2018. Therefore, periods prior to 2018 do not reflect adjustments for the guidance and are not comparable. See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(4)
The decline in sales and cost of sales and the related increase in franchise royalty revenue and fees and franchise rental income is primarily a result of the sale of Wendy’s Company-operated restaurants to franchisees under our system optimization initiative, which began in 2013. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for further discussion.

(5)
The Company reclassified certain restaurant operational costs from general and administrative expense to cost of sales. The prior periods reflect the reclassification of these expenses to conform to the current year presentation. See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(6)
System optimization losses (gains), net includes all gains and losses recognized on dispositions of restaurants and other assets in connection with Wendy’s system optimization initiative. See Note 3 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(7)
Reorganization and realignment costs include the impact of (1) Wendy’s May 2017 general and administrative (“G&A”) realignment plan in 2017 and 2018, (2) costs related to Wendy’s system optimization initiative in 2014 through 2018 and (3) Wendy’s November 2014 G&A realignment plan in 2014 through 2016. See Note 5 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(8)
Impairment of long-lived assets primarily includes impairment charges on (1) restaurant-level assets resulting from the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, including any subsequent lease modifications, and (2) restaurant-level assets resulting from the deterioration in operating performance of certain Company-operated restaurants, additional charges for capital improvements in restaurants impaired in prior years which did not subsequently recover and the closure of Company-operated restaurants. See Note 17 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(9)
Loss on early extinguishment of debt primarily relates to refinancings, redemptions and repayments of long-term debt. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(10)
Investment income, net includes (1) the gain on sale of our remaining ownership interest in Inspire Brands, Inc. (“Inspire Brands”) (formerly Arby’s) during 2018 and (2) the effect of dividends received from our investment in Inspire Brands during 2015. See Note 8 and Note 18 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(11)
The benefit from income taxes in 2017 includes the impact of the Tax Cuts and Jobs Act. See Note 14 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(12)
During 2018, the Company adopted new accounting guidance for the classification and presentation of restricted cash in our statement of cash flows. The prior periods reflect the adoption of this guidance. See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

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

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 30, 2018” or “2018,” (2) “the year ended December 31, 2017” or “2017” and (3) “the year ended January 3, 2016” or “2016,” all of which consisted of 52 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

We adopted the new accounting guidance for revenue recognition effective January 1, 2018, which had a material impact on our consolidated financial statements. Beginning with the first quarter of 2018, our financial results reflect adoption of the guidance; however, prior period results were not restated. See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information.

Executive Overview

Our Business

As of December 30, 2018, the Wendy’s restaurant system was comprised of 6,711 restaurants, of which 353 were owned and operated by the Company. All of our Company-operated restaurants are located in the U.S.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and decreased consumer spending levels, general economic and market trends and weather.

Wendy’s long-term growth opportunities include (1) systemwide same-restaurant sales growth through continuing core menu improvement, product innovation, customer count growth and strategic price increases on our menu items, (2) system investment in our Image Activation program, which includes innovative exterior and interior restaurant designs for our new and reimaged restaurants and focused execution of operational excellence, (3) growth in new restaurants, including global growth, (4) increased focus on consumer-facing digital platforms and technologies, (5) increased restaurant utilization in various dayparts, (6) building shareholder value through financial management strategies and (7) strengthening our operations through our system optimization initiative.

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

•
Systemwide Sales - Systemwide sales is a non-GAAP financial measure, which includes sales by both Company-operated restaurants and franchised restaurants. Franchised restaurants’ sales are reported by our franchisees and represent their revenues from sales at franchised Wendy’s restaurants. The Company’s consolidated financial statements do not include sales by franchised restaurants to their customers. The Company believes systemwide sales data is useful in assessing consumer demand for the Company’s products, the overall success of the Wendy’s brand and, ultimately, the performance of the Company. The Company’s royalty revenues are computed as percentages of sales made by Wendy’s franchisees. As a result, sales by Wendy’s franchisees have a direct effect on the Company’s royalty revenues and profitability.

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

Indirect Investment in Inspire Brands

In connection with the sale of Arby’s Restaurant Group, Inc. (“Arby’s”) during 2011, Wendy’s Restaurants obtained an 18.5% equity interest in ARG Holding Corporation (“ARG Parent”) (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s). The carrying value of our investment was reduced to zero during 2013 in connection with the receipt of a dividend.

Our 18.5% equity interest was diluted to 12.3% on February 5, 2018, when a subsidiary of ARG Parent acquired Buffalo Wild Wings, Inc. As a result, our diluted ownership interest included both the Arby’s and Buffalo Wild Wings brands under the newly formed combined company, Inspire Brands, Inc. (“Inspire Brands”). On August 16, 2018, the Company sold its remaining 12.3% ownership interest to Inspire Brands for $450.0 million and incurred transaction costs of $0.1 million, which were recorded to “Investment income, net.” The Company recorded income tax expense of $97.5 million on the transaction, of which $95.0 million was paid during the fourth quarter of 2018.

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. The Company expects to realize a total G&A expense reduction through the plan of approximately $35.0 million, with approximately three-quarters of the reduction realized as of December 30, 2018, and the remainder of the savings expected to be realized in 2019. The Company expects to incur total costs aggregating approximately $32.0 million to $35.0 million, of which $23.0 million to $27.0 million will be cash expenditures, related to such savings. The cash expenditures are expected to continue into 2019, with approximately half of the total cash expenditures occurring in 2018. Costs related to the plan are recorded to “Reorganization and realignment costs.” The Company recognized costs totaling $8.8 million and $21.7 million during 2018 and 2017, respectively, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $4.5 million, comprised of (1) severance and related employee costs of approximately $1.0 million, (2) recruitment and relocation costs of approximately $1.5 million, (3) third-party and other costs of approximately $0.5 million and (4) share-based compensation of approximately $1.5 million. The Company expects to recognize the majority of the remaining costs associated with the plan during 2019.

System Optimization Initiative

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to reduce its ownership below the approximately 5% level, Wendy’s expects to continue to optimize its system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base and drive new restaurant development and accelerate reimages in the Image Activation format. During 2018 and 2016, the Company completed the sale of three and 310 Company-operated restaurants to franchisees, respectively. In addition, the Company facilitated 96, 400 and 144 Franchise Flips during 2018, 2017 and 2016, respectively (excluding the DavCo and NPC Transactions discussed below).

Gains and losses recognized on dispositions are recorded to “System optimization (gains) losses, net” in our consolidated statements of operations. Costs related to acquisitions and dispositions under our system optimization initiative are recorded to “Reorganization and realignment costs.”

DavCo and NPC Transactions

As part of our system optimization initiative, the Company acquired 140 Wendy’s restaurants on May 31, 2017 from DavCo Restaurants, LLC (“DavCo”) for total net cash consideration of $86.8 million, which were immediately sold to NPC International, Inc. (“NPC”), an existing franchisee of the Company, for cash proceeds of $70.7 million (collectively, the “DavCo and NPC Transactions”). As part of the NPC transaction, NPC agreed to remodel 90 acquired restaurants in the Image Activation format by the end of 2021 and build 15 new Wendy’s restaurants by the end of 2022. Prior to closing the DavCo transaction, seven DavCo restaurants were closed. The acquisition of Wendy’s restaurants from DavCo was not contingent on executing the sale agreement with NPC; as such, the Company accounted for the DavCo and NPC Transactions as an acquisition and subsequent disposition of a business. As part of the DavCo and NPC Transactions, the Company retained leases for purposes of subleasing such properties to NPC. As a result of the DavCo and NPC Transactions, the Company recognized a loss of $43.6 million during 2017.

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

In February 2019, the Company entered into a settlement agreement that, if approved and finalized, would result in a class-wide settlement of the class action lawsuits brought by financial institutions against the Company related to this incident. Under the terms of the settlement agreement, the Company and its franchisees will receive a full release of all claims that have or could have been brought by the financial institutions, and the financial institutions will receive $50.0 million, inclusive of attorneys’ fees and costs. After exhaustion of applicable insurance, the Company expects to pay approximately $27.5 million of this amount. The proposed settlement agreement is subject to court approval and, if approved, the Company anticipates that payment will not occur until late 2019 or early 2020. Accordingly, we recorded a liability of $50.0 million and insurance receivables of $22.5 million during 2018.

See “Item 1A. Risk Factors” and Note 23 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information.

Results of Operations

The tables included throughout Results of Operations set forth in millions the Company’s consolidated results of operations for the years ended December 30, 2018, December 31, 2017 and January 1, 2017 (except average unit volumes, which are in thousands). The prior periods presented throughout Results of Operations reflect certain reclassifications to conform to the current year presentation. See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information.

	2018		2017		2016
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$651.6	$28.8	$622.8	$(298.0)	$920.8
Franchise royalty revenue and fees	409.0	(1.5)	410.5	39.0	371.5
Franchise rental income	203.3	13.2	190.1	47.0	143.1
Advertising funds revenue	326.0	326.0	—	—	—
	1,589.9	366.5	1,223.4	(212.0)	1,435.4
Costs and expenses:
Cost of sales	548.6	30.7	517.9	(234.2)	752.1
Franchise support and other costs	25.2	8.9	16.3	9.4	6.9
Franchise rental expense	91.1	3.1	88.0	20.3	67.7
Advertising funds expense	321.9	321.9	—	—	—
General and administrative	217.5	13.9	203.6	(33.2)	236.8
Depreciation and amortization	128.9	3.2	125.7	3.0	122.7
System optimization (gains) losses, net	(0.5)	(39.6)	39.1	111.0	(71.9)
Reorganization and realignment costs	9.1	(13.5)	22.6	12.5	10.1
Impairment of long-lived assets	4.7	0.6	4.1	(12.1)	16.2
Other operating income, net	(6.5)	2.2	(8.7)	11.3	(20.0)
	1,340.0	331.4	1,008.6	(112.0)	1,120.6
Operating profit	249.9	35.1	214.8	(100.0)	314.8
Interest expense, net	(119.6)	(1.5)	(118.1)	(3.3)	(114.8)
Loss on early extinguishment of debt	(11.5)	(11.5)	—	—	—
Investment income, net	450.7	448.0	2.7	2.0	0.7
Other income, net	5.4	3.8	1.6	0.6	1.0
Income before income taxes	574.9	473.9	101.0	(100.7)	201.7
(Provision for) benefit from income taxes	(114.8)	(207.8)	93.0	165.1	(72.1)
Net income	$460.1	$266.1	$194.0	$64.4	$129.6

	2018	% of Total Revenues	2017	% of Total Revenues	2016	% of Total Revenues
Revenues:
Sales	$651.6	41.0%	$622.8	50.9%	$920.8	64.1%
Franchise royalty revenue and fees:
Royalty revenue	377.9	23.7%	366.0	29.9%	342.2	23.9%
Franchise fees	31.1	2.0%	44.5	3.7%	29.3	2.0%
Total franchise royalty revenue and fees	409.0	25.7%	410.5	33.6%	371.5	25.9%
Franchise rental income	203.3	12.8%	190.1	15.5%	143.1	10.0%
Advertising funds revenue	326.0	20.5%	—	—%	—	—%
Total revenues	$1,589.9	100.0%	$1,223.4	100.0%	$1,435.4	100.0%

	2018	% of Sales	2017	% of Sales	2016	% of Sales
Cost of sales:
Food and paper	$207.0	31.8%	$196.4	31.6%	$278.6	30.3%
Restaurant labor	194.4	29.8%	183.8	29.5%	265.6	28.8%
Occupancy, advertising and other operating costs	147.2	22.6%	137.7	22.1%	207.9	22.6%
Total cost of sales	$548.6	84.2%	$517.9	83.2%	$752.1	81.7%

	2018	% of Sales	2017	% of Sales	2016	% of Sales
Restaurant margin	$103.0	15.8%	$104.9	16.8%	$168.7	18.3%

The tables below present key business measures which are defined and further discussed in the “Executive Overview” section included herein.

	2018	2017	2016
Key business measures:
North America same-restaurant sales growth:
Company-operated restaurants	1.3%	0.2%	2.7%
Franchised restaurants	0.8%	2.1%	1.4%
Systemwide	0.9%	2.0%	1.6%

Global same-restaurant sales growth:
Company-operated restaurants	1.3%	0.2%	2.7%
Franchised restaurants (a)	1.0%	2.2%	1.4%
Systemwide (a)	1.0%	2.1%	1.5%
________________

(a)
Includes international franchised restaurants same-restaurant sales (excluding Venezuela, and excluding Argentina beginning in the third quarter of 2018, due to the impact of the highly inflationary economies of those countries).

	2018	2017	2016
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$651.6	$622.8	$920.8
North America franchised	9,342.1	9,183.1	8,589.0
North America systemwide	9,993.7	9,805.9	9,509.8
International franchised (b)	518.9	477.3	420.4
Global systemwide	$10,512.6	$10,283.2	$9,930.2

Restaurant average unit volumes (in thousands):
Company-operated	$1,918.0	$1,876.8	$1,783.4
North America franchised	1,619.9	1,599.1	1,551.1
North America systemwide	1,636.4	1,614.2	1,571.0
International franchised (b) (c)	1,082.7	1,104.5	1,137.9
Global systemwide	$1,596.1	$1,580.4	$1,545.9
________________

(a)
During 2018 and 2017, North America systemwide sales increased 2.0% and 3.0%, respectively, international franchised sales increased 13.0% and 14.8%, respectively, and global systemwide sales increased 2.5% and 3.5%, respectively, on a constant currency basis.

(b)	Excludes Venezuela, and excludes Argentina beginning in the third quarter of 2018, due to the impact of the highly inflationary economies of those countries.

(c)
The decrease in average unit volumes for international franchised restaurants is primarily driven by changes in the countries and territories in which the franchised restaurants operate, as well as the impact of foreign currency translation.

	Company-operated	North America Franchised	International Franchised	Systemwide
Restaurant count:
Restaurant count at January 1, 2017	330	5,768	439	6,537
Opened	11	86	77	174
Closed	(4)	(61)	(12)	(77)
Restaurant count at December 31, 2017	337	5,793	504	6,634
Opened	7	101	51	159
Closed	(5)	(55)	(22)	(82)
Net purchased from (sold by) franchisees	14	(14)	—	—
Restaurant count at December 30, 2018	353	5,825	533	6,711

Sales	Change
	2018	2017
Sales	$28.8	$(298.0)

The increase in sales during 2018 was primarily due to a 1.3% increase in Company-operated same-restaurant sales, as well as a net increase in the number of Company-operated restaurants in operation during 2018 compared to 2017. Company-operated same-restaurant sales improved due to an increase in our average per customer check amount, reflecting benefits from strategic price increases on our menu items and changes in product mix. These benefits were partially offset by a decrease in customer count.

The decrease in sales during 2017 was primarily due to the impact of selling Company-operated restaurants to franchisees under our system optimization initiative, which resulted in a reduction in sales of $316.4 million. Company-operated same-restaurant sales during 2017 increased 0.2%, primarily due to an increase in our average per customer check amount, which was partially offset by a decrease in customer count. Our per customer check amount increased primarily due to benefits from changes in product mix and strategic price increases on our menu items. Sales also benefited from higher sales growth at our new and remodeled Image Activation restaurants.

Franchise Royalty Revenue and Fees	Change
	2018	2017
Royalty revenue	$11.9	$23.8
Franchise fees	(13.4)	15.2
	$(1.5)	$39.0

The increase in franchise royalty revenue during 2018 was due to the absence of one incentive program for Image Activation restaurant remodels that largely ended at December 31, 2017, as well as a net increase in the number of franchise restaurants in operation during 2018 compared to 2017. Royalty revenue was also positively impacted by a 1.0% increase in franchise same-restaurant sales.

The decrease in franchise fees during 2018 was primarily due to facilitating fewer Franchise Flips and the related impact of the new accounting guidance for revenue recognition effective January 1, 2018. The Company facilitated 96 and 400 Franchise Flips during 2018 and 2017, respectively (excluding the DavCo and NPC Transactions discussed above). Franchise Flip technical assistance fees are recognized as revenue over the contractual term of the franchise agreements under the new accounting guidance. Under previous guidance, technical assistance fees received in connection with Franchise Flips were recognized as revenue when the franchise agreements were signed and the restaurants opened. See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information regarding the new accounting guidance for revenue recognition. This decrease in franchise fees during 2018 was partially offset by an increase in fees for providing information technology services to franchisees and other miscellaneous franchise fees.

The increase in franchise royalty revenue and fees during 2017 was primarily due to facilitating Franchise Flips and prior year sales of Company-operated restaurants to franchisees under our system optimization initiative. Royalty revenue also benefited from a 2.2% increase in franchise same-restaurant sales.

Franchise Rental Income	Change
	2018	2017
Franchise rental income	$13.2	$47.0

The increase in franchise rental income during 2018 was primarily due to subleasing properties to franchisees in connection with facilitating Franchise Flips during 2017. The increase in franchise rental income during 2017 was primarily due to leasing and/or subleasing properties to franchisees in connection with the sale of Company-operated restaurants during 2016 and facilitating Franchise Flips.

Advertising Funds Revenue	Change
	2018	2017
Advertising funds revenue	$326.0	$—

The Company maintains two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants in the U.S. and Canada. Franchisees make contributions to the national advertising funds based on a percentage of sales of the franchised restaurants. Under the new accounting guidance for revenue recognition effective January 1, 2018, the revenue of the national advertising funds is fully consolidated into the Company’s consolidated statements of operations.

Cost of Sales, as a Percent of Sales	Change
	2018	2017
Food and paper	0.2%	1.3%
Restaurant labor	0.3%	0.7%
Occupancy, advertising and other operating costs	0.5%	(0.5)%
	1.0%	1.5%

The increase in cost of sales, as a percent of sales, during 2018 was primarily due to an increase in restaurant labor rates, higher commodity costs and higher insurance costs, partially offset by benefits from strategic price increases on our menu items.

The increase in cost of sales, as a percent of sales, during 2017 was primarily due to an increase in commodity costs, reflecting higher chicken, bacon and beef costs, as well as an increase in restaurant labor rates.

Franchise Support and Other Costs	Change
	2018	2017
Franchise support and other costs	$8.9	$9.4

The increase in franchise support and other costs during 2018 and 2017 was primarily due to costs incurred to provide information technology and other services to our franchisees.

Franchise Rental Expense	Change
	2018	2017
Franchise rental expense	$3.1	$20.3

Franchise rental expense in 2018 and 2017 increased as a result of entering into new leases in connection with facilitating Franchise Flips for purposes of subleasing such properties to the franchisee. The increase in franchise rental expense during 2017 also increased due to subleasing properties to franchisees that were previously Company-operated restaurants and as such, had been previously recorded in cost of sales.

Advertising Funds Expense	Change
	2018	2017
Advertising funds expense	$321.9	$—

The expenses of the national advertising funds are now fully consolidated into the Company’s consolidated statements of operations under the new accounting guidance for revenue recognition effective January 1, 2018. During 2018, advertising funds revenue exceeded advertising funds expense by $4.1 million due to the timing of the Company’s advertising spend.

General and Administrative	Change
	2018	2017
Legal reserves	$26.9	$(1.9)
Employee compensation and related expenses	(10.1)	(11.2)
Professional services	(2.8)	(13.7)
Severance	(0.1)	(4.7)
Other, net	—	(1.7)
	$13.9	$(33.2)

The increase in general and administrative expenses during 2018 was primarily due to an increase in legal reserves resulting from litigation associated with a cybersecurity incident (see Note 23 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information). This increase was partially offset by decreases in (1) employee compensation and related expenses, reflecting a decrease in incentive compensation accruals and changes in staffing driven by our G&A realignment plan and (2) professional services, including lower legal fees.

The decrease in general and administrative expenses during 2017 was primarily due to decreases in (1) professional services due to legal and other costs associated with a cybersecurity incident recognized during 2016 (see Note 23 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information), (2) employee compensation and related expenses, primarily as a result of changes in staffing driven by our system optimization initiative and a decrease in incentive compensation accruals, and (3) severance expense.

Depreciation and Amortization	Change
	2018	2017
Restaurants	$(0.3)	$(1.9)
Corporate and other	3.5	4.9
	$3.2	$3.0

The decrease in restaurant depreciation and amortization during 2018 was primarily due to the assignment of certain leases to a franchisee, resulting in the write-off of the related net investment in the lease, partially offset by the impact of capital leases resulting from facilitating Franchise Flips during 2017. Corporate and other expense increased due to an increase in depreciation and amortization for technology investments.

The decrease in restaurant depreciation and amortization during 2017 was primarily due to a decrease in depreciation on assets sold under our system optimization initiative of $4.0 million, partially offset by the impact of capital leases resulting from facilitating Franchise Flips during 2017. Corporate and other expense increased due to an increase in depreciation and amortization for technology investments.

System Optimization (Gains) Losses, Net	Year Ended
	2018	2017	2016
System optimization (gains) losses, net	$(0.5)	$39.1	$(71.9)

System optimization (gains) losses, net during 2018 were comprised of post-closing adjustments on previous sales of restaurants, gains (losses) on the sale of surplus properties and a gain on the sale of three Company-operated restaurants to a franchisee. During 2017, system optimization (gains) losses, net included a loss of $43.6 million resulting from the DavCo and NPC Transactions. During 2016, the Company sold 310 Company-operated restaurants to franchisees. See Note 3 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information.

Reorganization and Realignment Costs	Year Ended
	2018	2017	2016
G&A realignment - May 2017 plan	$8.8	$21.7	$—
G&A realignment - November 2014 plan	—	—	0.7
System optimization initiative	0.3	0.9	9.4
	$9.1	$22.6	$10.1

In May 2017, the Company initiated a G&A realignment plan to further reduce its G&A expenses following the November 2014 plan discussed below. During 2018, the Company recognized costs associated with this plan totaling $8.8 million, which primarily included (1) severance and related employee costs of $3.8 million, (2) third-party and other costs of $2.4 million and (3) share-based compensation of $1.6 million. During 2017, the Company recognized costs associated with this plan totaling $21.7 million, which primarily included (1) severance and related employee costs of $15.0 million, (2) share-based compensation of $5.1 million and (3) third-party and other costs of $1.1 million.

In November 2014, the Company initiated a plan to reduce its G&A expenses. The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. During 2016, costs primarily included recruitment and relocation costs. The Company did not incur any expenses during 2018 or 2017 related to the plan and does not expect to incur additional costs.

During 2018, 2017 and 2016, the Company recognized costs associated with its system optimization initiative totaling $0.3 million, $0.9 million and $9.4 million, respectively. During 2018 and 2017, costs primarily included professional fees. During 2016, costs primarily included professional fees of $7.4 million and accelerated amortization of previously acquired franchise rights of $1.6 million.

Impairment of Long-Lived Assets	Change
	2018	2017
Impairment of long-lived assets	$0.6	$(12.1)

The change in impairment charges during 2018 was primarily driven by variations in losses resulting from the deterioration in operating performance of certain Company-operated restaurants and charges for capital improvements in previously impaired restaurants that did not subsequently recover. Such impairment charges totaled $4.1 million and $3.2 million during 2018 and 2017, respectively.

The change in impairment charges during 2017 was driven by variations in losses from the remeasurement of properties to fair value upon determination that the assets will be leased and/or subleased to franchisees in connection with the sale of Company-operated restaurants. Such impairment charges totaled $0.2 million and $14.0 million during 2017 and 2016, respectively.

Other Operating Income, Net	Year Ended
	2018	2017	2016
Lease buyout	$0.8	$(1.4)	$(12.4)
Equity in earnings in joint ventures, net	(8.1)	(7.6)	(8.4)
Other	0.8	0.3	0.8
	$(6.5)	$(8.7)	$(20.0)

The change in other operating income, net during 2018 and 2017 was primarily due to lease buyout activity and variations in income from our equity method investments.

Interest Expense, Net	Change
	2018	2017
Interest expense, net	$1.5	$3.3

Interest expense, net increased during 2018 and 2017 due to an increase in capital lease obligations resulting from facilitating Franchise Flips during 2017 and subleasing such properties to the franchisee, partially offset in 2018 by a decrease in amortization of debt issuance costs.

Loss on Early Extinguishment of Debt	Change
	2018	2017
Loss on early extinguishment of debt	$11.5	$—

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

Investment Income, Net	Change
	2018	2017
Gain on sale of investments, net	$447.4	$2.1
Other than temporary loss on investment	0.3	(0.3)
Other, net	0.3	0.2
	$448.0	$2.0

Investment income, net increased during 2018 due to the $450.0 million gain recorded on the sale of the Company’s remaining ownership interest in Inspire Brands on August 16, 2018. See Note 8 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion. Investment income, net increased during 2017 due to the sale of certain cost method investments.

(Provision for) Benefit from Income Taxes	Year Ended
	2018	2017	2016
Income before income taxes	$574.9	$101.0	$201.7
(Provision for) benefit from income taxes	(114.8)	93.0	(72.1)
Effective tax rate on income	20.0%	(92.1)%	35.7%

Our effective tax rates in 2018, 2017 and 2016 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. In 2018, our effective state income tax rate was favorably impacted by the sale of our remaining ownership interest in Inspire Brands, the gain on which is primarily allocable to a jurisdiction that does not tax such gains (see Note 8 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion). Discrete items, which may occur in any given year but are not consistent from year to year include the following: (1) on December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which resulted in a benefit of $140.4 million in 2017, which was subsequently adjusted in 2018 by recording an expense of $2.2 million (see below, as well as Note 14 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information), (2) our system optimization initiative (including corrections to prior years identified and recorded in 2017 and 2016, which resulted in a benefit of $2.2 million and $7.1 million, respectively), (3) valuation allowances (to the extent not reflected in the Tax Act amount), which decreased in 2018 and 2016 and increased in 2017 primarily as a result of changes in expected future state taxable income available to offset certain state net operating loss carryforwards, and (4) excess tax benefits and tax deficiencies related to share-based payments, which resulted in a benefit of $10.2 million and $5.2 million in 2018 and 2017, respectively.

In our initial analysis of the impact of the Tax Act, we recorded a discrete net tax benefit of $140.4 million for the year ended December 31, 2017. This net benefit primarily consisted of a benefit of $164.9 million for the impact of the corporate rate reduction on our net deferred tax liabilities, partially offset by a net expense of $22.2 million for the international-related provisions, including the transition tax (and the related impact to our recorded valuation allowance) and deferred taxes recorded on foreign earnings previously considered permanently reinvested. The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and the transition tax and included these amounts in its consolidated financial statements for the year ended December 31, 2017. In 2018, subsequent guidance from the Internal Revenue Service on the international provisions of the Tax Act (such as the transition tax and the tax on global intangible low-taxed income (“GILTI”)) and on the limits on the deduction of certain executive compensation, in addition to adjusting estimates of deferred tax assets and liabilities to the actual amounts reported on our 2017 federal and state income tax returns, resulted in an adjustment to our provisional amounts. Accordingly, an expense of $2.2 million was recorded in 2018.

The impact of our system optimization initiative on the provision for income taxes included the effects of the disposition of non-deductible goodwill, and changes to our state deferred taxes and valuation allowances on state net operating losses caused by the shifting relative taxable presence in the various states as our system optimization initiative is executed. These items, which are non-recurring, (decreased) increased the provision for income taxes by ($1.1) million, $15.0 million and $2.8 million during 2018, 2017 and 2016, respectively.

Based on certain provisions contained in the Tax Act, the unrepatriated earnings of foreign subsidiaries, primarily Canadian, are no longer considered permanently invested outside of the U.S. As of December 30, 2018, we have provided a deferred foreign tax provision of $2.0 million on these unrepatriated earnings.

Outlook for 2019

Sales

We expect sales will be favorably impacted primarily by improving our North America business through continuing core menu improvement, product innovation, strategic price increases on our menu items and focused execution of operational excellence and brand positioning. We also expect sales will be favorably impacted by increased investment in consumer-facing digital technology.

Franchise Royalty Revenue and Fees

We expect the sales trends for franchised restaurants to continue to be generally benefited by the factors described above under “Sales” related to the improvements in the North America business. In addition, we expect franchise royalty revenue and fees will be favorably impacted by an increase in the number of franchise restaurants in operation.

Franchise Rental Income and Expense

We expect franchise rental income and franchise rental expense to increase by approximately $40.0 million, with no impact to net income, due to the new accounting guidance on leases, which requires lessors to recognize lessees’ payments to the Company for executory costs on a gross basis as revenue with a corresponding expense. See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information regarding the new accounting guidance on leases.

Cost of Sales

We expect cost of sales, as a percent of sales, to be favorably impacted by the same factors described above under “Sales,” and to also benefit from productivity initiatives. We expect these favorable impacts on cost of sales, as a percent of sales, to be partially offset by higher restaurant labor due to increases in wages, as well as an increase in commodity costs.

Franchise Support and Other Costs

We expect franchise support and other costs will be unfavorably impacted by increased investment in consumer-facing digital technology in franchised restaurants.

General and Administrative

We expect general and administrative expense to be negatively impacted by incentive compensation, as well as by adding additional resources to support our investment in consumer-facing digital technology and our international organization. These items are expected to be partially offset by the favorable impact of the May 2017 G&A realignment plan.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to shareholders.

Our anticipated cash requirements for 2019 exclusive of operating cash flow requirements consist principally of:

•	capital expenditures of approximately $75.0 million to $80.0 million as discussed below in “Capital Expenditures;”

•	quarterly cash dividends aggregating up to approximately $92.1 million as discussed below in “Dividends;” and

•
stock repurchases of $21.5 million under our November 2018 authorization and potential stock repurchases of up to $225.0 million under our February 2019 authorization as discussed below in “Stock Repurchases.”

Based upon current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	2018		2017		2016
	Amount	Change	Amount	Change	Amount
Net cash provided by (used in):
Operating activities	$224.2	$(14.6)	$238.8	$45.0	$193.8
Investing activities	362.9	455.1	(92.2)	(199.3)	107.1
Financing activities	(305.7)	(89.9)	(215.8)	196.2	(412.0)
Effect of exchange rate changes on cash	(7.7)	(13.8)	6.1	4.0	2.1
Net increase (decrease) in cash, cash equivalents and restricted cash	$273.7	336.8	$(63.1)	$45.9	$(109.0)

Operating Activities

Cash provided by operating activities was $224.2 million, $238.8 million and $193.8 million in 2018, 2017 and 2016, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities decreased $14.6 million during 2018 as compared to 2017, primarily due to an increase in cash paid for income taxes, reflecting the payment of income taxes associated with the gain on sale of our remaining ownership interest in Inspire Brands. This increase in cash paid for income taxes was largely offset by a favorable change in operating assets and liabilities, which resulted primarily from (1) the timing of payments for marketing expenses of the national advertising funds, (2) the timing of collections of royalty receivables and (3) a decrease in payments for incentive compensation.

Cash provided by operating activities increased $45.0 million during 2017 as compared to 2016, primarily due to (1) an increase in net income adjusted for non-cash expenses, (2) a decrease in income tax payments, net of refunds and (3) a decrease in payments for incentive compensation. These favorable changes were partially offset by the timing of payments for marketing expenses of the national advertising funds.

Investing Activities

Cash provided by investing activities increased $455.1 million during 2018 as compared to 2017, primarily due to (1) an increase in proceeds from sales of investments of $445.9 million, reflecting the sale of our remaining ownership interest in Inspire Brands during 2018, (2) net cash used in the DavCo and NPC Transactions during 2017 of $16.1 million, (3) a decrease in capital expenditures of $11.9 million and (4) an increase in proceeds from notes receivable, net of payments, of $10.0 million. These favorable changes were partially offset by (1) an increase in cash used for the acquisition of franchised restaurants of $21.4 million and (2) a decrease in proceeds from dispositions of $7.6 million.

Cash used in investing activities increased $199.3 million during 2017 as compared to 2016, primarily due to (1) a decrease in proceeds from dispositions of Company-operated restaurants and other assets of $251.3 million and (2) net cash used in the DavCo and NPC Transactions of $16.1 million. These unfavorable changes were partially offset by a decrease of $68.3 million in capital expenditures.

Financing Activities

Cash used in financing activities increased $89.9 million during 2018 as compared to 2017, primarily due to (1) an increase in repurchases of common stock of $143.6 million, (2) an increase in dividends of $12.2 million and (3) the settlement of a supplemental purchase price liability associated with the acquisition of DavCo of $6.3 million. These changes were partially offset by (1) a net increase in cash provided by long-term debt activities of $45.8 million, reflecting the completion of a refinancing transaction during the first quarter of 2018, and (2) an increase in proceeds from stock option exercises, net of payments related to tax withholding for share-based compensation, of $26.3 million.

Cash used in financing activities decreased $196.2 million during 2017 as compared to 2016, primarily due to a decrease in repurchases of common stock of $210.7 million.

Capitalization

	Year End
	2018	2017
Long-term debt, including current portion	$2,784.4	$2,754.4
Stockholders’ equity	648.4	573.2
	$3,432.8	$3,327.6

The Company’s total capitalization at December 30, 2018 increased $105.2 million from $3,327.6 million at December 31, 2017 and was impacted principally by the following:

•	comprehensive income of $444.6 million;

•	treasury share issuances of $52.7 million for exercises and vestings of share-based compensation awards; and

•
a net increase in long-term debt, including current portion and unamortized debt issuance costs, of $30.0 million, primarily resulting from the completion of a refinancing transaction during the first quarter of 2018; partially offset by

•	stock repurchases of $270.4 million;

•	dividends paid of $80.5 million; and

•	the cumulative effect of change in accounting principle of $70.2 million related to the adoption of the new accounting guidance for revenue recognition.

Long-Term Debt, Including Current Portion

Year End
2018
Series 2018-1 Class A-2-I Notes	$445.5
Series 2018-1 Class A-2-II Notes	470.3
Series 2015-1 Class A-2-II Notes	870.7
Series 2015-1 Class A-2-III Notes	483.7
7% debentures	90.8
Capital lease obligations	455.6
Unamortized debt issuance costs	(32.2)
Total long-term debt, including current portion	$2,784.4

Except as described below, there were no material changes to the terms of any debt obligations since December 31, 2017. The Company was in compliance with its debt covenants as of December 30, 2018. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information related to our long-term debt obligations.

On January 17, 2018, Wendy’s Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of the Company, completed a refinancing transaction under which the Master Issuer issued fixed rate senior secured notes in the following 2018-1 series: Class A-2-I with an interest rate of 3.573% and initial principal amount of $450.0 million and Class A-2-II with an interest rate of 3.884% and initial principal amount of $475.0 million (collectively, the “Series 2018-1 Class A-2 Notes”). The net proceeds from the sale of the Series 2018-1 Class A-2 Notes were used to redeem the Master Issuer’s outstanding Series 2015-1 Class A-2-I Notes, to pay prepayment and transaction costs and for general corporate purposes.

Concurrently, the Master Issuer entered into a revolving financing facility of Series 2018-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2018-1 Class A-1 Notes”), which allows for the drawing of up to $150.0 million using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2018-1 Class A-1 Notes during 2018. The Series 2015-1 Class A-1 Notes were canceled on the closing date and the letters of credit outstanding against the Series 2015-1 Class A-1 Notes were transferred to the Series 2018-1 Class A-1 Notes.

We may from time to time seek to repurchase a portion of our outstanding long-term debt, including our 7% debentures assumed in the Wendy’s Merger, through open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  Whether or not to repurchase any debt and the size and timing of any such repurchases will be determined at our discretion.

Contractual Obligations

The following table summarizes the expected payments under our outstanding contractual obligations at December 30, 2018:

	Fiscal Years
	2019	2020-2021	2022-2023	After 2023	Total
Long-term debt obligations (a)	$122.7	$242.6	$1,012.5	$1,564.0	$2,941.8
Capital lease obligations (b)	47.1	93.6	98.9	699.6	939.2
Operating lease obligations (c)	95.9	186.4	185.6	1,058.0	1,525.9
Purchase obligations (d)	20.7	13.0	—	—	33.7
Other	30.5	8.8	—	—	39.3
Total (e)	$316.9	$544.4	$1,297.0	$3,321.6	$5,479.9
_______________

(a)
Excludes capital lease obligations, which are shown separately in the table. The table includes interest of approximately $571.5 million. These amounts exclude the fair value adjustment related to Wendy’s 7% debentures assumed in the Wendy’s Merger.

(b)	Excludes related sublease rental receipts of $1,297.6 million on capital lease obligations. The table includes interest of approximately $483.6 million for capital lease obligations.

(c)	Represents the minimum lease cash payments for operating lease obligations. Excludes related sublease rental receipts of $1,236.2 million on operating lease obligations.

(d)
Includes (1) $22.1 million for the remaining beverage purchase requirement under a beverage agreement, (2) $6.5 million for capital expenditures, (3) $4.4 million for utility commitments and (4) $0.7 million of other purchase obligations. In January 2019, the Company amended its beverage agreement, which now expires at the later of reaching a minimum usage requirement or December 31, 2025.

(e)	Excludes obligation for unrecognized tax benefits, including interest and penalties, of $29.3 million. We are unable to predict when and if cash payments will be required.

Capital Expenditures

In 2018, cash capital expenditures amounted to $69.9 million and non-cash capital expenditures, consisting of capitalized lease obligations, amounted to $6.6 million. In 2019, we expect that cash capital expenditures will amount to approximately $75.0 million to $80.0 million, principally relating to (1) technology investments, including consumer-facing digital technology, (2) reimaging existing Company-operated restaurants, (3) the opening of new Company-operated restaurants, (4) maintenance capital expenditures for our Company-operated restaurants and (5) various other capital projects. As of December 30, 2018, the Company had $6.5 million of outstanding commitments, included in “Accounts payable,” for capital expenditures expected to be paid in 2019.

Dividends

The Company paid quarterly cash dividends of $0.085 per share on its common stock aggregating $80.5 million in 2018. During the first quarter of 2019, the Company declared a dividend of $0.10 per share to be paid on March 15, 2019 to shareholders of record as of March 1, 2019. If the Company pays regular quarterly cash dividends for the remainder of 2019 at the same rate as declared in the first quarter of 2019, the Company’s total cash requirement for dividends for all of 2019 would be approximately $92.1 million based on the number of shares of its common stock outstanding at February 19, 2019. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

The following table summarizes the Company’s repurchases of common stock for 2018, 2017 and 2016:

	Year Ended
	2018	2017	2016
Repurchases of common stock (a)	$270.2	$127.4	$335.0
Number of shares repurchased	15.8	8.6	29.5
_______________

(a)	Excludes commissions of $0.2 million, $0.1 million and $0.3 million for 2018, 2017 and 2016, respectively.

In February 2018, our Board of Directors authorized a repurchase program for up to $175.0 million of our common stock through March 3, 2019, when and if market conditions warrant and to the extent legally permissible. In August 2018, our Board of Directors authorized an additional share repurchase program for up to $100.0 million of our common stock through December 27, 2019 with a portion of the proceeds obtained through the sale of our remaining ownership interest in Inspire Brands, when and if market conditions warrant and to the extent legally permissible. In November 2018, the Board of Directors approved an increase of $120.0 million to the August 2018 authorization, resulting in a total authorization of $220.0 million. In November 2018, the Company entered into an accelerated share repurchase agreement (the “2018 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase programs. Under the 2018 ASR Agreement, the Company paid the financial institution an initial purchase price of $75.0 million in cash and received an initial delivery of 3.6 million shares of common stock, representing an estimate of 85% of the total shares expected to be delivered under the 2018 ASR Agreement. The total number of shares of common stock ultimately purchased by the Company under the 2018 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2018 ASR Agreement, less an agreed upon discount. On December 18, 2018, the Company completed the 2018 ASR Agreement and received an additional 0.7 million shares of common stock. Additionally, during 2018, the Company repurchased 10.1 million shares under the February 2018 and November 2018 authorizations with an aggregate purchase price of $172.6 million, of which $1.8 million was accrued at December 30, 2018, and excluding commissions of $0.1 million. As of December 30, 2018, the Company had completed its February 2018 authorization and had $147.4 million of availability remaining under its November 2018 authorization. Subsequent to December 30, 2018 through February 19, 2019, the Company repurchased 1.3 million shares under the November 2018 authorization with an aggregate purchase price of $21.5 million, excluding commissions. In February 2019, our Board of Directors authorized the repurchase of up to $225.0 million of our common stock through March 1, 2020, when and if market conditions warrant and to the extent legally permissible. In connection with the February 2019 authorization, the November 2018 authorization was canceled.

In February 2017, our Board of Directors authorized a repurchase program for up to $150.0 million of our common stock through March 4, 2018, when and if market conditions warranted and to the extent legally permissible. During 2018, the Company completed the February 2017 authorization with the repurchase of 1.4 million shares with an aggregate purchase price of $22.6 million, excluding commissions.

Additionally, on June 1, 2015, our Board of Directors authorized a repurchase program for up to $1,400.0 million of our common stock through January 1, 2017, when and if market conditions warranted and to the extent legally permissible. The June 2015 share repurchase program was substantially completed by the expiration date. See Note 15 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information related to our share repurchase programs.

Guarantees and Other Contingencies

Year End
2018
Lease guarantees (a)	$66.3
Letters of credit (b)	27.1
Recourse on loans	0.1
Total	$93.5
_______________

(a)
Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees. These leases extend through 2056.

(b)
The Company has outstanding letters of credit with various parties totaling $27.1 million. The Company does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

General Inflation, Commodities and Changing Prices

We believe that general inflation did not have a significant effect on our consolidated results of operations. We attempt to manage any inflationary costs and commodity price increases through product mix and selective menu price increases. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

Seasonality

Wendy’s restaurant operations are moderately seasonal. Wendy’s average restaurant sales are normally higher during the summer months than during the winter months. Because the business is moderately seasonal, results for a particular quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Off-Balance Sheet Arrangements

Other than the obligations for guarantees described above in “Guarantees and Other Contingencies,” we do not have any off-balance sheet arrangements that have, or are, in the opinion of management, reasonably likely to have, a current or future material effect on our financial condition or results of operations.

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

For goodwill impairment testing purposes, Wendy’s includes two reporting units comprised of its (1) North America (defined as the United States and Canada) Company-operated and franchise restaurants and (2) international franchise restaurants. As of December 30, 2018, all of Wendy’s goodwill of $747.9 million was associated with its North America restaurants since its international franchise restaurants goodwill was determined to be fully impaired during the fourth quarter of 2013.

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

Our annual goodwill impairment test was completed through a qualitative assessment performed in the fourth quarter of 2018, which indicated the fair value of goodwill of our Wendy’s North America restaurants was more likely than not greater than the carrying amount. The Company last completed a quantitative assessment in the fourth quarter of

2015, which indicated the fair value of goodwill of our Wendy’s North America restaurants exceeded the carrying amount.

Our indefinite-lived intangible assets represent trademarks and totaled $903.0 million as of December 30, 2018. We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Our annual impairment test may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. Our quantitative process includes comparing the carrying value to the fair value of our indefinite-lived intangible assets, with any excess recognized as an impairment loss. Our critical estimates in the determination of the fair value of our indefinite-lived intangible assets include the anticipated future revenues of Company-operated and franchised restaurants and the resulting cash flows.

Our annual impairment test for indefinite-lived intangible assets was completed through a qualitative assessment performed in the fourth quarter of 2018, which indicated the fair value of indefinite-lived intangible assets was more likely than not greater than the carrying amount. The Company last completed a quantitative assessment in the fourth quarter of 2015, which indicated the fair value of indefinite-lived intangible assets exceeded the carrying amount.

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

As of December 30, 2018, the net carrying value of our long-lived tangible and definite-lived intangible assets was $1,213.2 million and $391.2 million, respectively. Our long-lived assets include (1) properties and related definite-lived intangible assets (e.g., favorable leases) that are leased and/or subleased to franchisees and (2) Company-operated restaurant assets and related definite-lived intangible assets, which include favorable leases and reacquired rights under franchise agreements.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the carrying amount of the asset group to future undiscounted net cash flows expected to be generated through leases and/or subleases or by our individual Company-operated restaurants. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, then impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of long-lived assets.” Our critical estimates in this review process include the anticipated future cash flows from leases and/or subleases or individual Company-operated restaurants, which is used in assessing the recoverability of the respective long-lived assets. Our impairment losses principally reflect the deterioration in operating performance of certain Company-operated restaurants and charges for capital improvements in restaurants impaired in prior years which did not subsequently recover.

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

Deferred tax assets are recognized to the extent the Company believes these assets will more likely than not be realized. In evaluating the realizability of deferred tax assets, the Company considers all available positive and negative evidence, including the interaction and the timing of future reversals of existing temporary differences, recent operating results, tax-planning strategies and projected future taxable income. In projecting future taxable income, we begin with historical results from continuing operations and incorporate assumptions including future operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment and are consistent with the plans and estimates we are using to manage our underlying business. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income.

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

Net operating loss and credit carryforwards are subject to various limitations and carryforward periods. As of December 30, 2018, we have foreign tax credits of $11.9 million and state tax credits of $0.6 million, which will begin to expire in 2022 and 2020, respectively. In addition, as of December 30, 2018, we have deferred tax assets for foreign net operating loss carryforwards of $0.04 million and state and local net operating loss carryforwards of $47.1 million, which will begin to expire in 2023 and 2019, respectively. We believe it is more likely than not that the benefit from certain net operating loss carryforwards and tax credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $42.2 million.

•	Income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. We have unrecognized tax benefits of $27.6 million, which if resolved favorably would reduce our tax expense by $23.5 million at December 30, 2018.

We accrue interest related to uncertain tax positions in “Interest expense, net” and penalties in “General and administrative.” At December 30, 2018, we had $1.4 million accrued for interest and $0.2 million accrued for penalties.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our U.S. federal income tax returns for fiscal years 2010 through 2016 have been settled. Certain of the Company’s state income tax returns from its 2014 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

•	Legal and environmental accruals:

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. We believe we have adequate accruals for continuing operations for all of our legal and environmental matters, including the accrual that we recorded for the legal proceedings related to a cybersecurity incident as described in Note 23 of the Financial Statements and Supplementary Data contained in Item 8 herein. See Note 11 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information on the accrual. We cannot estimate the aggregate possible range of loss for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. We review our assumptions and estimates each quarter based on new developments, changes in applicable law and other relevant factors and revise our accruals accordingly.

New Accounting Standards

See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for a summary of new or amended accounting standards applicable to us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Certain statements the Company makes under this Item 7A constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part I” preceding “Item 1. Risk Factors.”

We are exposed to the impact of interest rate changes, changes in commodity prices and foreign currency fluctuations primarily related to the Canadian dollar. In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policies prohibit the use of derivative instruments for trading purposes and we had no outstanding derivative instruments as of December 30, 2018.

As discussed in Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein, the Company completed a $2,275.0 million securitized financing facility on June 1, 2015. On January 17, 2018, the Company completed a $925.0 million refinancing transaction, the proceeds from which were used to repay all amounts outstanding on the Series 2015-1 Class A-2-I Notes, to pay prepayment and transaction costs, and for general corporate purposes. The Company’s outstanding Series 2015-1 Class A-2 Notes and Series 2018-1 Class A-2 Notes bear fixed interest rates. Concurrent with the refinancing transaction, the Company also entered into a revolving financing facility, the Series 2018-1 Class A-1 Notes, which allows for the drawing of up to $150.0 million using various credit instruments, including a letter of credit facility. The Series 2015-1 Class A-1 Notes were canceled on the closing date.

Our long-term debt, including the current portion, aggregated $2,825.9 million and consisted of $2,370.3 million of fixed-rate debt and $455.6 million of capital lease obligations as of December 30, 2018 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases under the Series 2018-1 Class A-1 Notes; however, the Company had no outstanding borrowings under its Series 2018-1 Class A-1 Notes as of December 30, 2018.

Commodity Price Risk

We purchase certain food products, such as beef, chicken, pork, cheese and grains, that are affected by changes in commodity prices and, as a result, we are subject to variability in our food costs. QSCC, our independent supply chain purchasing co-op, negotiates contracts with approved suppliers on behalf of the Wendy’s system to ensure favorable pricing for its major food products, as well as maintain an adequate supply of fresh food products. While price volatility can occur, which would impact profit margins, the purchasing contracts seek to limit the variability of these commodity costs without establishing any firm purchase commitments by us or our franchisees. In addition, we believe there are generally alternative suppliers available. Our ability to recover increased commodity costs through higher pricing is, at times, limited by the competitive environment in which we operate.

Foreign Currency Risk

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We have exposure related to our investment in a Canadian subsidiary which is subject to foreign currency fluctuations. The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars. Revenues from our Canadian operations for the years ended December 30, 2018 and December 31, 2017 represented 5% and 4% of our total revenues, respectively. Accordingly, an immediate 10% change in Canadian dollar exchange rates versus the U.S. dollar from their levels at December 30, 2018 and December 31, 2017 would not have a material effect on our consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

THE WENDY’S COMPANY AND SUBSIDIARIES

Defined Term	Footnote Where Defined
2010 Plan	(16)	Share-Based Compensation
2016 ASR Agreement	(15)	Stockholders’ Equity
2018 ASR Agreement	(15)	Stockholders’ Equity
401(k) Plan	(19)	Retirement Benefit Plans
Advertising Funds	(1)	Summary of Significant Accounting Policies
Anticipated Repayment Dates	(12)	Long-Term Debt
Arby’s	(8)	Investments
ARG Parent	(8)	Investments
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Brazil JV	(1)	Summary of Significant Accounting Policies
CAP	(14)	Income Taxes
Caracci Case	(23)	Legal and Environmental Matters
Company	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
DavCo	(3)	System Optimization (Gains) Losses, Net
DavCo and NPC Transactions	(3)	System Optimization (Gains) Losses, Net
Eligible Arby’s Employees	(19)	Retirement Benefit Plans
Equity Plans	(1)	Summary of Significant Accounting Policies
FASB	(1)	Summary of Significant Accounting Policies
FI Case	(23)	Legal and Environmental Matters
Fountain Beverages	(21)	Guarantees and Other Commitments and Contingencies
Franchise Flip	(1)	Summary of Significant Accounting Policies
G&A	(5)	Reorganization and Realignment Costs
GAAP	(1)	Summary of Significant Accounting Policies
GILTI	(14)	Income Taxes
Graham Case	(23)	Legal and Environmental Matters
Guarantors	(12)	Long-Term Debt
Indenture	(12)	Long-Term Debt
Inspire Brands	(8)	Investments
IRS	(14)	Income Taxes
Master Issuer	(12)	Long-Term Debt
NPC	(3)	System Optimization (Gains) Losses, Net
QSCC	(22)	Transactions with Related Parties
Rent Holiday	(1)	Summary of Significant Accounting Policies
Restricted Shares	(16)	Share-Based Compensation
ROU	(1)	Summary of Significant Accounting Policies
RSAs	(1)	Summary of Significant Accounting Policies
RSUs	(1)	Summary of Significant Accounting Policies
Senior Notes	(12)	Long-Term Debt
Series 2015-1 Class A-1 Notes	(12)	Long-Term Debt
Series 2015-1 Class A-2 Notes	(12)	Long-Term Debt
Series 2015-1 Class A-2-I Notes	(12)	Long-Term Debt
Series 2015-1 Class A-2-II Notes	(12)	Long-Term Debt
Series 2015-1 Class A-2-III Notes	(12)	Long-Term Debt
Series 2015-1 Senior Notes	(12)	Long-Term Debt

Defined Term	Footnote Where Defined
Series 2018-1 Class A-1 Notes	(12)	Long-Term Debt
Series 2018-1 Class A-2 Notes	(12)	Long-Term Debt
Series 2018-1 Class A-2-I Notes	(12)	Long-Term Debt
Series 2018-1 Class A-2-II Notes	(12)	Long-Term Debt
Series 2018-1 Senior Notes	(12)	Long-Term Debt
SERP	(19)	Retirement Benefit Plans
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Target	(16)	Share-Based Compensation
Tax Act	(1)	Summary of Significant Accounting Policies
The Wendy’s Company	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
Torres Case	(23)	Legal and Environmental Matters
U.S.	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies
Wendy’s Co-op	(22)	Transactions with Related Parties
Wendy’s Funding	(12)	Long-Term Debt
Wendy’s Merger	(8)	Investments
Wendy’s Restaurants	(1)	Summary of Significant Accounting Policies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Wendy’s Company
Dublin, Ohio

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Wendy’s Company and subsidiaries (the “Company”) as of December 30, 2018 and December 31, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Codification No. 606, Revenue from Contracts with Customers.
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
February 27, 2019

We have served as the Company’s auditor since 1994.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	December 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$431,405	$171,447
Restricted cash	29,860	32,633
Accounts and notes receivable, net	109,805	114,390
Inventories	3,687	3,156
Prepaid expenses and other current assets	14,452	20,125
Advertising funds restricted assets	76,509	62,602
Total current assets	665,718	404,353
Properties	1,213,236	1,263,059
Goodwill	747,884	743,334
Other intangible assets	1,294,153	1,321,585
Investments	47,660	56,002
Net investment in direct financing leases	226,477	229,089
Other assets	96,907	79,516
Total assets	$4,292,035	$4,096,938

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$31,655	$30,172
Accounts payable	21,741	22,764
Accrued expenses and other current liabilities	150,636	111,624
Advertising funds restricted liabilities	80,153	62,602
Total current liabilities	284,185	227,162
Long-term debt	2,752,783	2,724,230
Deferred income taxes	269,160	299,053
Deferred franchise fees	92,232	10,881
Other liabilities	245,226	262,409
Total liabilities	3,643,586	3,523,735
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 231,233 and 240,512 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,884,696	2,885,955
Retained earnings (accumulated deficit)	146,277	(163,289)
Common stock held in treasury, at cost; 239,191 and 229,912 shares, respectively	(2,367,893)	(2,150,307)
Accumulated other comprehensive loss	(61,673)	(46,198)
Total stockholders’ equity	648,449	573,203
Total liabilities and stockholders’ equity	$4,292,035	$4,096,938

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Revenues:
Sales	$651,577	$622,802	$920,758
Franchise royalty revenue and fees	409,043	410,503	371,545
Franchise rental income	203,297	190,103	143,115
Advertising funds revenue	326,019	—	—
	1,589,936	1,223,408	1,435,418
Costs and expenses:
Cost of sales	548,588	517,935	752,079
Franchise support and other costs	25,203	16,325	6,885
Franchise rental expense	91,104	88,015	67,760
Advertising funds expense	321,866	—	—
General and administrative	217,489	203,593	236,786
Depreciation and amortization	128,879	125,687	122,704
System optimization (gains) losses, net	(463)	39,076	(71,931)
Reorganization and realignment costs	9,068	22,574	10,083
Impairment of long-lived assets	4,697	4,097	16,241
Other operating income, net	(6,387)	(8,652)	(19,969)
	1,340,044	1,008,650	1,120,638
Operating profit	249,892	214,758	314,780
Interest expense, net	(119,618)	(118,059)	(114,802)
Loss on early extinguishment of debt	(11,475)	—	—
Investment income, net	450,736	2,703	723
Other income, net	5,381	1,617	989
Income before income taxes	574,916	101,019	201,690
(Provision for) benefit from income taxes	(114,801)	93,010	(72,066)
Net income	$460,115	$194,029	$129,624

Net income per share:
Basic	$1.93	$.79	$.49
Diluted	1.88	.77	.49

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017

Net income	$460,115	$194,029	$129,624
Other comprehensive (loss) income, net:
Foreign currency translation adjustment	(16,524)	15,150	5,864
Change in unrecognized pension loss:
Unrealized gains (losses) arising during the period	156	156	(90)
Income tax (provision) benefit	(39)	(60)	34
Final settlement of pension liability	932	—	—
	1,049	96	(56)
Effect of cash flow hedges:
Reclassification of losses into Net income	—	2,894	2,894
Income tax provision	—	(1,097)	(1,120)
	—	1,797	1,774
Other comprehensive (loss) income, net	(15,475)	17,043	7,582
Comprehensive income	$444,640	$211,072	$137,206

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

Balance at January 3, 2016	$47,042	$2,874,752	$(356,632)	$(1,741,425)	$(70,823)	752,914
Net income	—	—	129,624	—	—	129,624
Other comprehensive income, net	—	—	—	—	7,582	7,582
Cash dividends	—	—	(63,832)	—	—	(63,832)
Repurchases of common stock	—	—	—	(335,258)	—	(335,258)
Share-based compensation	—	18,141	—	—	—	18,141
Common stock issued upon exercises of stock options	—	(6,395)	—	25,376	—	18,981
Common stock issued upon vesting of restricted shares	—	(11,195)	—	7,333	—	(3,862)
Tax benefit from share-based compensation	—	3,257	—	—	—	3,257
Other	—	29	(17)	177	—	189
Balance at January 1, 2017	47,042	2,878,589	(290,857)	(2,043,797)	(63,241)	527,736
Net income	—	—	194,029	—	—	194,029
Other comprehensive income, net	—	—	—	—	17,043	17,043
Cash dividends	—	—	(68,322)	—	—	(68,322)
Repurchases of common stock	—	—	—	(127,490)	—	(127,490)
Share-based compensation	—	20,928	—	—	—	20,928
Common stock issued upon exercises of stock options	—	(3,959)	—	16,655	—	12,696
Common stock issued upon vesting of restricted shares	—	(9,683)	—	4,186	—	(5,497)
Cumulative effect of change in accounting principle	—	—	1,880	—	—	1,880
Other	—	80	(19)	139	—	200
Balance at December 31, 2017	47,042	2,885,955	(163,289)	(2,150,307)	(46,198)	573,203
Net income	—	—	460,115	—	—	460,115
Other comprehensive loss, net	—	—	—	—	(15,475)	(15,475)
Cash dividends	—	—	(80,532)	—	—	(80,532)
Repurchases of common stock	—	—	—	(270,377)	—	(270,377)
Share-based compensation	—	17,918	—	—	—	17,918
Common stock issued upon exercises of stock options	—	(9,582)	—	48,401	—	38,819
Common stock issued upon vesting of restricted shares	—	(9,711)	—	4,280	—	(5,431)
Cumulative effect of change in accounting principle	—	—	(70,210)	—	—	(70,210)
Other	—	116	193	110	—	419
Balance at December 30, 2018	$47,042	$2,884,696	$146,277	$(2,367,893)	$(61,673)	$648,449

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Cash flows from operating activities:
Net income	$460,115	$194,029	$129,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,879	125,687	124,304
Share-based compensation	17,918	20,928	18,141
Impairment of long-lived assets	4,697	4,097	16,241
Deferred income tax	(6,568)	(119,330)	(14,213)
Non-cash rental income, net	(17,043)	(11,822)	(7,543)
Net receipt of deferred vendor incentives	139	1,901	959
System optimization (gains) losses, net	(463)	39,076	(71,931)
Gain on sale of investments, net	(450,000)	(2,570)	(497)
Distributions received from TimWen joint venture	13,390	11,713	11,426
Equity in earnings in joint ventures, net	(8,076)	(7,573)	(8,351)
Long-term debt-related activities, net (see below)	18,673	12,075	11,767
Other, net	5,178	1,253	3,719
Changes in operating assets and liabilities:
Accounts and notes receivable, net	13,226	(17,340)	(34,213)
Inventories	(434)	(305)	34
Prepaid expenses and other current assets	6,824	(3,488)	(3,276)
Advertising funds restricted assets and liabilities	13,955	(12,230)	5,572
Accounts payable	(145)	(2,290)	(6,635)
Accrued expenses and other current liabilities	23,963	4,982	18,697
Net cash provided by operating activities	224,228	238,793	193,825
Cash flows from investing activities:
Capital expenditures	(69,857)	(81,710)	(150,023)
Acquisitions	(21,401)	(86,788)	(2,209)
Dispositions	3,223	81,516	262,173
Proceeds from sale of investments	450,000	4,111	890
Notes receivable, net	959	(9,000)	(3,581)
Payments for investments	(13)	(375)	(172)
Net cash provided by (used in) investing activities	362,911	(92,246)	107,078
Cash flows from financing activities:
Proceeds from long-term debt	934,837	31,130	—
Repayments of long-term debt	(900,072)	(58,113)	(24,617)
Deferred financing costs	(17,340)	(1,424)	(1,983)
Repurchases of common stock	(269,809)	(126,231)	(336,958)
Dividends	(80,532)	(68,322)	(63,832)
Proceeds from stock option exercises	45,228	12,884	19,773
Payments related to tax withholding for share-based compensation	(11,805)	(5,721)	(4,444)
Contingent consideration payment	(6,269)	—	—
Net cash used in financing activities	(305,762)	(215,797)	(412,061)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	281,377	(69,250)	(111,158)
Effect of exchange rate changes on cash	(7,689)	6,125	2,127
Net increase (decrease) in cash, cash equivalents and restricted cash	273,688	(63,125)	(109,031)
Cash, cash equivalents and restricted cash at beginning of period	212,824	275,949	384,980
Cash, cash equivalents and restricted cash at end of period	$486,512	$212,824	$275,949

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Year Ended
	December 30, 2018	December 31, 2017	January 1, 2017
Detail of cash flows from operating activities:
Long-term debt-related activities, net:
Loss on early extinguishment of debt	$11,475	$—	$—
Accretion of long-term debt	1,255	1,237	1,220
Amortization of deferred financing costs	5,943	7,944	7,653
Reclassification of unrealized losses on cash flow hedges	—	2,894	2,894
	$18,673	$12,075	$11,767

Supplemental cash flow information:
Cash paid for:
Interest	$137,607	$128,989	$117,583
Income taxes, net of refunds	102,827	29,311	77,620

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$6,460	$5,810	$11,325
Capitalized lease obligations	6,569	276,971	104,119
Accrued debt issuance costs	240	—	512

	December 30, 2018	December 31, 2017	January 1, 2017
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$431,405	$171,447	$198,240
Restricted cash	29,860	32,633	57,612
Restricted cash, included in Advertising funds restricted assets	25,247	8,579	19,359
Restricted cash, included in Other assets	—	165	738
Total cash, cash equivalents and restricted cash	$486,512	$212,824	$275,949

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

Corporate Structure

The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s franchises and operates Wendy’s® quick-service restaurants specializing in hamburger sandwiches throughout North America (defined as the United States of America (“U.S.”) and Canada). Wendy’s also has franchised restaurants in 30 foreign countries and U.S. territories. At December 30, 2018, Wendy’s operated and franchised 353 and 6,358 restaurants, respectively.

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

The Company maintains two national advertising funds (the “Advertising Funds”) established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants in North America. Prior to the adoption of new guidance for revenue recognition on January 1, 2018, the revenue, expenses and cash flows of the Advertising Funds were not included in the Company’s consolidated statements of operations or consolidated statements of cash flows because the contributions to the Advertising Funds were designated for specific purposes and the Company acted as an agent, in substance, with regard to these contributions. Under the new revenue recognition guidance, which supersedes previous industry-specific guidance, the revenue, expenses and cash flows of the Advertising Funds are fully consolidated into the Company’s consolidated statements of operations and cash flows beginning January 1, 2018 on a prospective basis. See “New Accounting Standards Adopted” below for further information.

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

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 30, 2018” or “2018,” (2) “the year ended December 31, 2017” or “2017” and (3) “the year ended January 1, 2017” or “2016,” all of which consisted of 52 weeks.

Reclassifications

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.

The Company has reclassified certain costs associated with the Company’s franchise operations to “Franchise support and other costs,” which were previously recorded to “Other operating income, net” and “General and administrative.” The costs reclassified include costs incurred to provide direct support services to our franchisees, as well as certain other direct and incremental costs for the Company’s franchise operations. Also, the Company reclassified certain restaurant operational costs from “General and administrative” to “Cost of sales.” The Company believes this new presentation will aid users in understanding its results of operations. The prior periods reflect the reclassification of these expenses to conform to the current year presentation. There was no impact to operating profit, income before income taxes or net income as a result of these reclassifications.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following tables illustrate the expense reclassifications made to the consolidated statements of operations for the years ended December 31, 2017 and January 1, 2017:

	Year Ended December 31, 2017
		Reclassifications
	As Previously Reported	Franchise support and other costs	Restaurant operational costs	As Currently Reported
Cost of sales	$512,947	$—	$4,988	$517,935
Franchise support and other costs	—	16,325	—	16,325
General and administrative	208,581	—	(4,988)	203,593
Other operating expense (income), net	7,673	(16,325)	—	(8,652)
	$729,201	$—	$—	$729,201

	Year Ended January 1, 2017
		Reclassifications
	As Previously Reported	Franchise support and other costs	Restaurant operational costs	As Currently Reported
Cost of sales	$744,701	$—	$7,378	$752,079
Franchise support and other costs	—	6,885	—	6,885
General and administrative	245,869	(1,705)	(7,378)	236,786
Other operating income, net	(14,789)	(5,180)	—	(19,969)
	$975,781	$—	$—	$975,781

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

Restricted Cash

In accordance with the Company’s securitized financing facility, certain cash accounts have been established with the trustee for the benefit of the trustee and the noteholders, and are restricted in their use. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Company’s senior secured notes. Furthermore, certain cash receipts from asset dispositions and insurance proceeds held by the trustee are restricted for reinvestment in capital assets useful to the Company’s operations in accordance with the securitized financing facility. In addition, the Company has outstanding letters of credit with various parties that are cash collateralized. The related cash collateral is classified as restricted cash in the consolidated balance sheets. Restricted cash also includes cash collected by the Advertising Funds, usage of which is restricted for advertising activities. Refer to Note 7 for further information.

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

Properties and Depreciation and Amortization

Properties are stated at cost, including capitalized internal costs of employees to the extent such employees are dedicated to specific restaurant construction projects, less accumulated depreciation and amortization. Depreciation and amortization of properties is computed principally on the straight-line basis using the following estimated useful lives of the related major classes of properties: three to 20 years for office and restaurant equipment (including technology), three to 15 years for transportation equipment and seven to 30 years for buildings and improvements. When the Company commits to a plan to cease using certain properties before the end of their estimated useful lives, depreciation expense is accelerated to reflect the use of the assets over their shortened useful lives. Capital leases and leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising.

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

Other Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis using the following estimated useful lives of the related classes of intangibles: for favorable leases, the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising; one to five years for computer software; four to 20 years for reacquired rights under franchise agreements; and 20 years for franchise agreements. Trademarks have an indefinite life and are not amortized.

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

Investments

The Company has a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand (Tim Hortons is a registered trademark of Tim Hortons USA Inc.). In addition, the Company has a 20% share in a joint venture for the operation of Wendy’s restaurants in Brazil (the “Brazil JV”). The Company has significant influence over these investees. Such investments are accounted for using the equity method, under which our results of operations include our share of the income (loss) of the investees in “Other operating income, net.” Other investments in equity securities, including investments in limited partnerships, in which the Company does not have significant influence, and for which there is not a readily determinable fair value, are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Realized gains and losses are reported as income or loss in the period in which the securities are sold or otherwise disposed. Cash distributions and dividends received that are determined to be returns of capital are recorded as a reduction of the carrying value of our investments and returns on our investments are recorded to “Investment income, net.”

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

Restaurant Acquisitions and Dispositions

The Company accounts for the acquisition of restaurants from franchisees using the acquisition method of accounting for business combinations. The acquisition method of accounting involves the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed. This allocation process requires the use of estimates and assumptions to derive fair values and to complete the allocation. The excess of the purchase price over the fair values of the assets acquired and liabilities assumed represents goodwill derived from the acquisition. See “Goodwill” above for further information.

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

Revenue Recognition

“Sales” includes revenues recognized upon delivery of food to the customer at Company-operated restaurants. “Sales” excludes taxes collected from the Company’s customers. Revenue is recognized when the food is purchased by the customer, which is when our performance obligation is satisfied. “Sales” also includes income for gift cards. Gift card payments are recorded as deferred income when received and are recognized as revenue in proportion to actual gift card redemptions.
“Franchise royalty revenue and fees” includes royalties, new build technical assistance fees, renewal fees, franchisee-to- franchisee restaurant transfer (“Franchise Flip”) technical assistance fees, Franchise Flip advisory fees and development fees. Royalties from franchised restaurants are based on a percentage of sales of the franchised restaurant and are recognized as earned. New build technical assistance fees, renewal fees and Franchise Flip technical assistance fees are recorded as deferred revenue when received and recognized as revenue over the contractual term of the franchise agreements, once the restaurant has opened. Development fees are deferred when received, allocated to each agreed upon restaurant, and recognized as revenue over the contractual term of each respective franchise agreement, once the restaurant has opened. These franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. Franchise Flip advisory fees include valuation services and fees for selecting pre-approved buyers for Franchise Flips. Franchise Flip advisory fees are paid by the seller and are recognized as revenue at closing of the Franchise Flip transaction.
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

See “New Accounting Standards Adopted” below for a description of changes to our revenue recognition policies resulting from the adoption of the new accounting guidance for revenue recognition effective January 1, 2018.

Cost of Sales

Cost of sales includes food and paper, restaurant labor and occupancy, advertising and other operating costs relating to Company-operated restaurants. Cost of sales excludes depreciation and amortization expense.

Vendor Incentives

The Company receives incentives from certain vendors. These incentives are recognized as earned and are classified as a reduction of “Cost of sales.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Advertising Costs

Advertising costs are expensed as incurred and are included in “Cost of sales” and “Advertising funds expense.” Production costs of advertising are expensed when the advertisement is first released.

Franchise Support and Other Costs

The Company incurs costs to provide direct support services to our franchisees, as well as certain other direct and incremental costs to the Company’s franchise operations. These costs primarily relate to franchise development services, facilitating Franchise Flips and information technology services, which are charged to “Franchise support and other costs,” as incurred.

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

The excess of the Straight-Line Rent over the minimum rents paid or received is recorded as a deferred lease liability or asset, which is included in “Other liabilities” or “Other assets,” as applicable. Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Contingent Rent is recognized each period as the liability is incurred or the asset is earned.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Rental expense, rental income and favorable and unfavorable lease amortization for operating leases are recognized in the consolidated statements of operations based on the nature of the underlying lease. Amounts related to leases for Company-operated restaurants are recorded to “Cost of sales.” Rental expense, including any related amortization, for leased properties that are subsequently subleased to franchisees is recorded to “Franchise rental expense.” Rental income, including any related amortization, for properties leased or subleased to franchisees is recorded to “Franchise rental income.” Amounts related to leases for corporate offices and equipment are recorded to “General and administrative.”

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

Concentration of Risk

Wendy’s had no customers which accounted for 10% or more of consolidated revenues in 2018, 2017 or 2016. As of December 30, 2018, Wendy’s had one main in-line distributor of food, packaging and beverage products, excluding produce and breads, that serviced approximately 41% of its Company-operated and franchised restaurants and six additional in-line distributors that, in the aggregate, serviced approximately 55% of its Company-operated and franchised restaurants. We believe that our vulnerability to risk concentrations related to significant vendors and sources of our raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

Wendy’s restaurants are principally located throughout the U.S. and to a lesser extent, in 31 foreign countries and U.S. territories with the largest number in Canada. Wendy’s restaurants are located in 50 states and the District of Columbia, with the largest number in Florida, Ohio, Texas, Georgia, California, Pennsylvania, North Carolina and Michigan. Because our restaurant operations are generally located throughout the U.S. and to a much lesser extent, Canada and other foreign countries and U. S. territories, we believe the risk of geographic concentration is not significant. We could be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, chicken, french fries or other products we sell or the effects of food safety events or disease outbreaks. Our exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. However, our exposure to Canadian dollar foreign currency risk is mitigated by the fact that there are no Company-operated restaurants in Canada and less than 10% of Wendy’s franchised restaurants are in Canada.

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

New Accounting Standards Adopted

In February 2018, the Financial Accounting Standards Board (“FASB”) issued an amendment that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (the “Tax Act”). The Company early adopted the amendment, prospectively, during the fourth quarter of 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In November 2016, the FASB issued an amendment that clarifies guidance for proper classification and presentation of restricted cash in the statement of cash flows. Accordingly, changes in restricted cash that have historically been included within operating, investing and financing activities have been eliminated, and restricted cash, including the restricted cash of the Advertising Funds, is combined with cash and cash equivalents when reconciling the beginning and end of period balances for all periods presented. The Company adopted this amendment during the first quarter of 2018. The adoption of the amendment resulted in an increase in net cash used in investing activities of $24,935 during 2017 and an increase in net cash provided by investing activities of $14,971 during 2016. Additionally, net cash provided by operating activities decreased $12,847 in 2017 and increased $4,891 in 2016. Because of the inclusion of restricted cash in the beginning and end of period balances, our cash, cash equivalents and restricted cash as presented in the statements of cash flows increased $41,377, $77,709 and $57,764 as of December 31, 2017, January 1, 2017 and January 3, 2016, respectively. This amendment did not impact the Company’s consolidated statements of operations or consolidated balance sheets.

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

In January 2016, the FASB issued an amendment that revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The Company adopted this amendment during the first quarter of 2018. The adoption of this guidance did not impact our consolidated financial statements.

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

The Company applied the new guidance using the modified retrospective method, whereby the cumulative effect of initially adopting the guidance was recognized as an adjustment to the opening balance of equity at January 1, 2018. Therefore, the comparative periods have not been adjusted and continue to be reported under the previous revenue recognition guidance. The details of the significant changes and quantitative impact of the changes are discussed below.

Franchise Fees

Under previous revenue recognition guidance, new build technical assistance fees and development fees were recognized as revenue when a franchised restaurant opened, as all material services and conditions related to the franchise fee had been substantially performed upon the restaurant opening. In addition, under previous guidance, technical assistance fees received in connection with sales of Company-operated restaurants to franchisees and facilitating Franchise Flips, as well as renewal fees, were recognized as revenue when the franchise agreements were signed and the restaurants opened. Under the new guidance, these franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. As such, these franchise fees are recognized over the contractual term of the franchise agreement.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

National Advertising Funds

Previously, the revenue, expenses and cash flows of the Advertising Funds were not included in the Company’s consolidated statements of operations and statements of cash flows because the contributions to the Advertising Funds were designated for specific purposes and the Company acted as an agent, in substance, with regard to these contributions as a result of industry-specific guidance. Under the new guidance, which superseded the previous industry-specific guidance, the revenue, expenses and cash flows of the Advertising Funds are fully consolidated into the Company’s consolidated statements of operations and statements of cash flows.

Impacts on Financial Statements

The following tables summarize the impacts of adopting the revenue recognition standard on the Company’s consolidated financial statements:

		Adjustments
	As Reported	Franchise Fees	Advertising Funds	Balances Without Adoption
Consolidated Balance Sheet
December 30, 2018
Accrued expenses and other current liabilities	$150,636	$(3,079)	$—	$147,557
Advertising funds restricted liabilities	80,153	—	(2,492)	77,661
Total current liabilities	284,185	(3,079)	(2,492)	278,614
Deferred income taxes	269,160	21,861	—	291,021
Deferred franchise fees	92,232	(81,551)	—	10,681
Total liabilities	3,643,586	(62,769)	(2,492)	3,578,325
Retained earnings	146,277	63,174	2,492	211,943
Accumulated other comprehensive loss	(61,673)	(405)	—	(62,078)
Total stockholders’ equity	648,449	62,769	2,492	713,710

Consolidated Statement of Operations
Year Ended December 30, 2018
Franchise royalty revenue and fees (a)	$409,043	$(525)	$—	$408,518
Advertising funds revenue	326,019	—	(326,019)	—
Total revenues	1,589,936	(525)	(326,019)	1,263,392
Advertising funds expense	321,866	—	(321,866)	—
Total costs and expenses	1,340,044	—	(321,866)	1,018,178
Operating profit	249,892	(525)	(4,153)	245,214
Income before income taxes	574,916	(525)	(4,153)	570,238
Provision for income taxes	(114,801)	134	—	(114,667)
Net income	460,115	(391)	(4,153)	455,571
_______________

(a)
The adjustments for 2018 include the reversal of franchise fees recognized over time under the new revenue recognition guidance of $9,641, as well as franchisee fees that would have been recognized under the previous revenue recognition guidance when the franchise agreements were signed and the restaurants opened of $9,116. See Note 2 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

		Adjustments
	As Reported	Franchise Fees	Advertising Funds	Balances Without Adoption
Consolidated Statement of Cash Flows
Year Ended December 30, 2018
Cash flows from operating activities:
Net income	$460,115	$(391)	$(4,153)	$455,571
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax	(6,568)	(134)	—	(6,702)
Other, net	5,178	(502)	—	4,676
Changes in operating assets and liabilities:
Advertising funds restricted assets and liabilities	13,955	—	4,153	18,108
Accrued expenses and other current liabilities	23,963	1,027	—	24,990

New Accounting Standards

In August 2018, the FASB issued new guidance on accounting for implementation costs of a cloud computing arrangement that is a service contract. The new guidance aligns the accounting for such implementation costs of a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The Company does not expect the amendment, which is effective beginning with our 2019 fiscal year, to have a material impact on our consolidated financial statements.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Leases

In February 2016, the FASB issued new guidance on leases, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new guidance, which is effective beginning with our 2019 fiscal year, requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases with lease terms of more than 12 months. The guidance allows an entity to choose either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. We expect to adopt the standard using the effective date as our date of initial application and therefore we will not apply the standard to the comparative periods presented in our consolidated financial statements.

The new standard also provides a number of optional practical expedients in transition. The Company expects to elect the package of practical expedients, which, among other items, permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The Company also expects to elect the short-term lease recognition exemption for all leases that qualify. Under this practical expedient, for those leases that qualify, we will not recognize right-of-use (“ROU”) assets or lease liabilities, which includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also expects to elect the practical expedient to not separate lease and non-lease components for all of our leases. The Company does not expect to elect the use-of-hindsight practical expedient.

We have implemented a new lease management system to facilitate the adoption of this guidance. In addition, we have performed an analysis of the completeness of our lease portfolio and evaluated the impact of adoption on our financial statements, existing accounting policies and disclosures. We expect that this standard will have a material impact on our consolidated balance sheets and related disclosures. Upon adoption, we expect to recognize additional operating lease liabilities of approximately $1,000,000, with corresponding ROU assets based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. In addition, the standard requires lessors to recognize lessees’ payments to the Company for executory costs on a gross basis as revenue with a corresponding expense, which will result in an increase in our annual revenues and expenses of approximately $40,000 after adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated statements of cash flows.

(2) Revenue

Nature of Goods and Services

The Company generates revenues from sales at Company-operated restaurants and earns fees and rental income from franchised restaurants. Revenues are recognized upon delivery of food to the customer at Company-operated restaurants or upon the fulfillment of terms outlined in the franchise agreement for franchised restaurants. The franchise agreement provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The franchise agreement generally provides for a 20-year term and a 10-year renewal subject to certain conditions. The initial term may be extended up to 25 years and the renewal extended up to 20 years for qualifying restaurants under certain new restaurant development and reimaging programs.

The franchise agreement requires that the franchisee pay a royalty based on a percentage of sales at the franchised restaurant, as well as make contributions to the Advertising Funds based on a percentage of sales. Wendy’s may offer development incentive programs from time to time that provide for a discount or lesser royalty amount or Advertising Fund contribution for a limited period of time. The agreement also typically requires that the franchisee pay Wendy’s a technical assistance fee. The technical assistance fee is used to defray some of the costs to Wendy’s for training, start-up and transitional services related to new and existing franchisees acquiring restaurants and in the development and opening of new restaurants.

Wendy’s also enters into development agreements with certain franchisees. The development agreement generally provides the franchisee with the right to develop a specified number of new Wendy’s restaurants using the Image Activation design within a stated, non-exclusive territory for a specified period, subject to the franchisee meeting interim new restaurant development requirements.

Wendy’s owns and leases sites from third parties, which it leases and/or subleases to franchisees. Noncancelable lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. The initial lease term for properties leased or subleased to franchisees is generally set to be coterminous with the initial 20-year term of the related franchise agreement and any renewal term is coterminous with the 10-year renewal term of the related franchise agreement.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Royalties and contributions to the Advertising Funds are generally due within the month subsequent to which the revenue was generated through sales at the franchised restaurant. Technical assistance fees and renewal fees are generally due upon execution of the related franchise agreement. Rental income is due in accordance with the terms of each lease, which is generally at the beginning of each month.

Disaggregation of Revenue

The following table disaggregates revenue by primary geographical market and source for 2018:

	U.S.	Canada	Other International	Total
Sales at Company-operated restaurants	$651,577	$—	$—	$651,577
Franchise royalty revenue	335,500	23,629	18,817	377,946
Franchise fees	25,044	5,199	854	31,097
Franchise rental income	177,076	26,221	—	203,297
Advertising funds revenue	306,442	19,577	—	326,019
Total revenues	$1,495,639	$74,626	$19,671	$1,589,936

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

December 30, 2018 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$40,300
Receivables, which are included in “Advertising funds restricted assets”	47,332
Deferred franchise fees (c)	102,205
_______________

(a)
Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s statement of operations.

(b)	Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)	Deferred franchise fees of $9,973 and $92,232 are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees,” respectively.

Significant changes in deferred franchise fees are as follows:

2018
Deferred franchise fees at beginning of period	$102,492
Revenue recognized during the period	(9,641)
New deferrals due to cash received and other	9,354
Deferred franchise fees at end of period	$102,205

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2019	$8,309
2020	6,304
2021	5,873
2022	5,672
2023	5,442
Thereafter	70,605
$102,205

(3) System Optimization (Gains) Losses, Net

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating Franchise Flips. As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to reduce its ownership below the approximately 5% level, Wendy’s expects to continue to optimize its system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base and drive new restaurant development and accelerate reimages in the Image Activation format. During 2018 and 2016, the Company completed the sale of three and 310 Company-operated restaurants to franchisees, respectively. In addition, the Company facilitated 96, 400 and 144 Franchise Flips during 2018, 2017 and 2016, respectively (excluding the DavCo and NPC Transactions discussed below).

Gains and losses recognized on dispositions are recorded to “System optimization (gains) losses, net” in our consolidated statements of operations. Costs related to acquisitions and dispositions under our system optimization initiative are recorded to “Reorganization and realignment costs,” which are further described in Note 5. All other costs incurred during 2018 and 2017 related to facilitating Franchise Flips are recorded to “Franchise support and other costs.”

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Year Ended
	2018	2017	2016
Number of restaurants sold to franchisees	3	—	310

Proceeds from sales of restaurants	$1,436	$—	$251,446
Net assets sold (a)	(1,370)	—	(115,052)
Goodwill related to sales of restaurants (b)	(208)	—	(41,561)
Net favorable (unfavorable) leases (c)	220	—	(24,592)
Other	11	—	(3,103)
	89	—	67,138
Post-closing adjustments on sales of restaurants (d)	445	2,541	(1,411)
Gain on sales of restaurants, net	534	2,541	65,727
(Loss) gain on sales of other assets, net (e)	(71)	2,018	6,204
Loss on DavCo and NPC Transactions	—	(43,635)	—
System optimization gains (losses), net	$463	$(39,076)	$71,931
_______________

(a)	Net assets sold consisted primarily of equipment.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)
Goodwill disposed of as a result of the sale of Company-operated restaurants during 2016 included goodwill of $11,429 that had been reclassified to assets held for sale during 2015.  See Note 10 for further information.

(c)
During 2016, the Company recorded favorable lease assets of $7,612 and unfavorable lease liabilities of $32,204 as a result of leasing and/or subleasing land, buildings and/or leasehold improvements to franchisees, in connection with sales of restaurants.

(d)
2018 and 2017 include (1) cash proceeds, net of payments, of $6 and $294, respectively, related to post-closing reconciliations with franchisees and (2) the recognition of deferred gains of $1,029 and $312, respectively, as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees. 2017 also includes the recognition of a deferred gain of $1,822 (C$2,300) resulting from the release of a guarantee provided by Wendy’s to a lender on behalf of a franchisee in connection with the sale of eight Canadian restaurants to the franchisee during 2014.

(e)
During 2018, 2017 and 2016, Wendy’s received cash proceeds of $1,781, $10,534 and $10,727, respectively, primarily from the sale of surplus properties. 2017 also includes the recognition of a deferred gain of $375 related to the sale of a share in an aircraft.

DavCo and NPC Transactions

As part of our system optimization initiative, the Company acquired 140 Wendy’s restaurants on May 31, 2017 from DavCo Restaurants, LLC (“DavCo”) for total net cash consideration of $86,788, which were immediately sold to NPC International, Inc. (“NPC”), an existing franchisee of the Company, for cash proceeds of $70,688 (collectively, the “DavCo and NPC Transactions”). As part of the NPC transaction, NPC agreed to remodel 90 acquired restaurants in the Image Activation format by the end of 2021 and build 15 new Wendy’s restaurants by the end of 2022. Prior to closing the DavCo transaction, seven DavCo restaurants were closed. The acquisition of Wendy’s restaurants from DavCo was not contingent on executing the sale agreement with NPC; as such, the Company accounted for the DavCo and NPC Transactions as an acquisition and subsequent disposition of a business. The total consideration paid to DavCo was allocated to net tangible and identifiable intangible assets acquired based on their estimated fair values. As part of the DavCo and NPC Transactions, the Company retained leases for purposes of subleasing such properties to NPC.

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
_______________

(a)
The fair values of the identifiable intangible assets and taxes related to the acquisition were provisional amounts as of December 31, 2017, pending final purchase accounting adjustments. The Company finalized the purchase price allocation during 2018 with no differences from the provisional amounts previously reported. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.

(b)	Includes favorable lease assets of $1,229 and unfavorable lease liabilities of $23,559.

(c)
Includes a supplemental purchase price liability recorded to “Accrued expenses and other current liabilities” of $6,269, which was settled during 2018 upon the resolution of certain lease-related matters.

(d)	Includes tax deductible goodwill of $21,795.

(e)	The Company recorded favorable lease assets of $30,068 and unfavorable lease liabilities of $6,034 as a result of subleasing land, buildings and leasehold improvements to NPC.

(f)	Includes cash payments for selling and other costs associated with the transaction.

Assets Held for Sale

As of December 30, 2018 and December 31, 2017, the Company had assets held for sale of $2,435 and $2,235, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) Acquisitions

During 2018 and 2016, the Company acquired 16 restaurants and two restaurants from franchisees, respectively. The Company did not incur any material acquisition-related costs associated with the acquisitions and such transactions were not significant to our consolidated financial statements. The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for restaurants acquired from franchisees:

	Year Ended
	2018	2017	2016
Restaurants acquired from franchisees	16	—	2

Total consideration paid, net of cash received	$21,401	$—	$2,209
Identifiable assets acquired and liabilities assumed:
Properties	4,363	—	2,218
Acquired franchise rights	10,127	—	—
Capital lease assets	5,360	—	—
Other assets	621	—	9
Capital leases obligations	(3,135)	—	—
Unfavorable leases	(733)	—	—
Other liabilities	(2,240)	—	(18)
Total identifiable net assets	14,363	—	2,209
Goodwill	$7,038	$—	$—

On May 31, 2017, the Company also entered into the DavCo and NPC Transactions. See Note 3 for further information.

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Year Ended
	2018	2017	2016
G&A realignment - May 2017 plan	$8,785	$21,663	$—
G&A realignment - November 2014 plan	—	—	692
System optimization initiative	283	911	9,391
Reorganization and realignment costs	$9,068	$22,574	$10,083

General and Administrative (“G&A”) Realignment

May 2017 Plan

In May 2017, the Company initiated a plan to further reduce its G&A expenses following the November 2014 plan discussed below. The Company expects to incur total costs aggregating approximately $32,000 to $35,000 related to the plan. The Company recognized costs totaling $8,785 and $21,663 during 2018 and 2017, respectively, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $4,500, comprised of (1) severance and related employee costs of approximately $1,000, (2) recruitment and relocation costs of approximately $1,500, (3) third-party and other costs of approximately $500 and (4) share-based compensation of approximately $1,500. The Company expects to recognize the majority of the remaining costs associated with the plan during 2019.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded as a result of the May 2017 plan:

	Year Ended		Total Incurred Since Inception
	2018	2017
Severance and related employee costs	$3,797	$14,956	$18,753
Recruitment and relocation costs	1,077	489	1,566
Third-party and other costs	1,019	1,091	2,110
	5,893	16,536	22,429
Share-based compensation (a)	1,557	5,127	6,684
Termination of defined benefit plans (b)	1,335	—	1,335
Total G&A realignment - May 2017 plan	$8,785	$21,663	$30,448
_______________

(a)	Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the May 2017 plan.

(b)	During 2018, the Company terminated two frozen defined benefit plans. See Note 19 for further information.

The accruals for our May 2017 plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $6,280 and $1,044 as of December 30, 2018, respectively, and $8,467 and $3,803 as of December 31, 2017, respectively. The tables below present a rollforward of our accruals for the May 2017 plan.

	Balance December 31, 2017	Charges	Payments	Balance December 30, 2018
Severance and related employee costs	$12,093	$3,797	$(8,649)	$7,241
Recruitment and relocation costs	177	1,077	(1,171)	83
Third-party and other costs	—	1,019	(1,019)	—
	$12,270	$5,893	$(10,839)	$7,324

	Balance January 1, 2017	Charges	Payments	Balance December 31, 2017
Severance and related employee costs	$—	$14,956	(2,863)	$12,093
Recruitment and relocation costs	—	489	(312)	177
Third-party and other costs	—	1,091	(1,091)	—
	$—	$16,536	$(4,266)	$12,270

November 2014 Plan

In November 2014, the Company initiated a plan to reduce its G&A expenses. The plan included a realignment and reinvestment of resources to focus primarily on accelerated restaurant development and consumer-facing restaurant technology to drive long-term growth. The Company achieved the majority of the expense reductions through the realignment of its U.S. field operations and savings at its Restaurant Support Center in Dublin, Ohio, which was substantially completed by the end of the second quarter of 2015. The Company recognized total costs of $23,960 since the inception of the November 2014 plan. The Company did not incur any expenses during 2018 or 2017 and does not expect to incur additional costs related to the plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded as a result of the November 2014 plan:

	Year Ended	Total Incurred Since Inception
	2016
Severance and related employee costs (a)	$(344)	$14,584
Recruitment and relocation costs	992	2,859
Other	44	181
	692	17,624
Share-based compensation (b)	—	6,336
Total G&A realignment - November 2014 plan	$692	$23,960
_______________

(a)	2016 includes a reversal of an accrual of $387 as a result of a change in estimate.

(b)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under the November 2014 plan.

The table below presents a rollforward of our accruals for the November 2014 plan during 2016, which were included in “Accrued expenses and other current liabilities” and “Other liabilities.” As of December 30, 2018 and December 31, 2017, no accrual remained.

	Balance January 3, 2016	Charges	Payments	Balance January 1, 2017
Severance and related employee costs	$3,431	$(344)	$(2,855)	$232
Recruitment and relocation costs	144	992	(1,136)	—
Other	—	44	(44)	—
	$3,575	$692	$(4,035)	$232

System Optimization Initiative

The Company has recognized costs related to its system optimization initiative, which includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating Franchise Flips. During 2019, the Company expects to incur approximately $500 of additional costs in connection with dispositions under our system optimization initiative, which are primarily comprised of professional fees.

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Year Ended			Total Incurred Since Inception
	2018	2017	2016
Severance and related employee costs	$—	$3	$82	$18,237
Professional fees	264	838	7,437	17,712
Other	19	70	272	5,832
	283	911	7,791	41,781
Accelerated depreciation and amortization (a)	—	—	1,600	25,398
Share-based compensation (b)	—	—	—	5,013
Total system optimization initiative	$283	$911	$9,391	$72,192
_______________

(a)
Primarily includes accelerated amortization of previously acquired franchise rights related to Company-operated restaurants in territories that have been sold to franchisees in connection with our system optimization initiative.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)
Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our system optimization initiative.

The tables below present a rollforward of our accruals for our system optimization initiative, which were included in “Accrued expenses and other current liabilities” and “Other liabilities.” As of December 30, 2018, no accrual remained.

	Balance January 1, 2017	Charges	Payments	Balance December 31, 2017
Severance and related employee costs	$—	$3	$(3)	$—
Recruitment and relocation costs	101	838	(939)	—
Other	—	70	(70)	—
	$101	$911	$(1,012)	$—

	Balance January 3, 2016	Charges	Payments	Balance January 1, 2017
Severance and related employee costs	$77	$82	$(159)	$—
Recruitment and relocation costs	708	7,437	(8,044)	101
Other	90	272	(362)	—
	$875	$7,791	$(8,565)	$101

(6) Income Per Share

Basic income per share for 2018, 2017 and 2016 was computed by dividing net income amounts by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted income per share were as follows:

	Year Ended
	2018	2017	2016
Common stock:
Weighted average basic shares outstanding	237,797	244,179	262,209
Dilutive effect of stock options and restricted shares	7,166	8,110	4,503
Weighted average diluted shares outstanding	244,963	252,289	266,712

Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 1,520, 1,168 and 1,558 for 2018, 2017 and 2016, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(7) Cash and Receivables

	Year End
	December 30, 2018	December 31, 2017
Cash and cash equivalents
Cash	$209,177	$171,109
Cash equivalents	222,228	338
	431,405	171,447
Restricted cash
Current
Accounts held by trustee for the securitized financing facility	29,538	28,933
Collateral supporting letters of credit	—	3,205
Trust for termination costs for former Wendy’s executives	109	289
Other	213	206
	29,860	32,633
Advertising Funds (a)	25,247	8,579
	55,107	41,212
Non-current
Trust for termination costs for former Wendy’s executives (b)	—	165
Total cash, cash equivalents and restricted cash	$486,512	$212,824
_______________

(a)	Included in “Advertising funds restricted assets.”

(b)	Included in “Other assets.”

	Year End
	December 30, 2018	December 31, 2017
Accounts and Notes Receivable, Net
Current
Accounts receivable:
Franchisees	$60,567	$78,699
Other (a)	51,320	37,377
	111,887	116,076
Notes receivable from franchisees (b) (c)	2,857	2,860
	114,744	118,936
Allowance for doubtful accounts	(4,939)	(4,546)
	$109,805	$114,390

Non-current (d)
Notes receivable from franchisees (c)	$16,322	$17,589
Allowance for doubtful accounts (c)	(2,000)	—
	$14,322	$17,589
_______________

(a)
Includes income tax refund receivables of $14,475 and $26,262 as of December 30, 2018 and December 31, 2017, respectively. Additionally, 2018 includes receivables of $22,500 related to insurance coverage for the FI Case. See Note 11 for further information on our legal reserves.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)	Includes the current portion of direct financing lease receivables of $735 and $625 as of December 30, 2018 and December 31, 2017, respectively. See Note 20 for further information.

(c)
Includes a note receivable from a franchisee in Indonesia, of which $969 and $1,008 are included in current notes receivable and $2,522 and $3,789 are included in non-current notes receivable as of December 30, 2018 and December 31, 2017, respectively.

Non-current notes receivable include notes receivable from the Brazil JV totaling $12,800 as of December 30, 2018 and December 31, 2017, respectively. During 2018, the Company recorded a reserve of $2,000 on the loans outstanding to the Brazil JV. See Note 8 for further information.

Non-current notes receivable include a note receivable from a franchisee in India of $1,000 as of December 30, 2018 and December 31, 2017, respectively.

(d)	Included in “Other assets.”

The following is an analysis of the allowance for doubtful accounts:

	Year Ended
	2018	2017	2016
Balance at beginning of year:
Current	$4,546	$4,030	$3,488
Non-current	—	26	257
Provision for doubtful accounts:
Franchisees and other	2,562	579	390
Uncollectible accounts written off, net of recoveries	(169)	(89)	(79)
Balance at end of year:
Current	4,939	4,546	4,030
Non-current	2,000	—	26
Total	$6,939	$4,546	$4,056

(8) Investments

The following is a summary of the carrying value of our investments:

	Year End
	December 30, 2018	December 31, 2017
Equity method investments	$47,021	$55,363
Other investments in equity securities	639	639
	$47,660	$56,002

Equity Method Investments

Wendy’s has a 50% share in the TimWen joint venture and a 20% share in the Brazil JV, both of which are accounted for using the equity method of accounting, under which our results of operations include our share of the income (loss) of the investees in “Other operating income, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

A wholly-owned subsidiary of Wendy’s entered into the Brazil JV during the second quarter of 2015 for the operation of Wendy’s restaurants in Brazil.  Wendy’s, Starboard International Holdings B.V. and Infinity Holding E Participações Ltda. contributed $1, $2 and $2, respectively, each receiving proportionate equity interests of 20%, 40% and 40%, respectively.  The Company did not receive any distributions and our share of the Brazil JV’s net losses was $1,344, $1,134 and $271 during 2018, 2017 and 2016, respectively. A wholly-owned subsidiary of Wendy’s has loans outstanding to the Brazil JV totaling $12,800 as of December 30, 2018 and December 31, 2017. The loans are denominated in U.S. Dollars, which is also the functional currency of the subsidiary; therefore, there is no exposure to changes in foreign currency rates. The loans are due October 20, 2020 and bear interest at 6.5% per year. During 2018, the Company recorded a reserve of $2,000 on the loans outstanding to the Brazil JV. See Note 7 for further discussion.

The carrying value of our investment in TimWen exceeded our interest in the underlying equity of the joint venture by $26,378 and $31,033 as of December 30, 2018 and December 31, 2017, respectively, primarily due to purchase price adjustments from the 2008 merger of Triarc Companies, Inc. and Wendy’s (the “Wendy’s Merger”).

Presented below is activity related to our portion of TimWen and the Brazil JV included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended December 30, 2018, December 31, 2017 and January 1, 2017.

	Year Ended
	2018	2017	2016
Balance at beginning of period	$55,363	$54,545	$55,541

Investment	13	375	172

Equity in earnings for the period	10,402	9,897	10,627
Amortization of purchase price adjustments (a)	(2,326)	(2,324)	(2,276)
	8,076	7,573	8,351
Distributions received	(13,390)	(11,713)	(11,426)
Foreign currency translation adjustment included in “Other comprehensive (loss) income, net” and other	(3,041)	4,583	1,907
Balance at end of period	$47,021	$55,363	$54,545
_______________

(a)	Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

Indirect Investment in Inspire Brands

In connection with the sale of Arby’s Restaurant Group, Inc. (“Arby’s) during 2011, Wendy’s Restaurants obtained an 18.5% equity interest in ARG Holding Corporation (“ARG Parent”) (through which Wendy’s Restaurants indirectly retained an 18.5% interest in Arby’s), with a fair value of $19,000. The carrying value of our investment was reduced to zero during 2013 in connection with the receipt of a dividend that was determined to be a return of our investment.

Our 18.5% equity interest was diluted to 12.3% on February 5, 2018, when a subsidiary of ARG Parent acquired Buffalo Wild Wings, Inc. As a result, our diluted ownership interest included both the Arby’s and Buffalo Wild Wings brands under the newly formed combined company, Inspire Brands, Inc. (“Inspire Brands”). On August 16, 2018, the Company sold its remaining 12.3% ownership interest to Inspire Brands for $450,000 and incurred transaction costs of $55, which were recorded to “Investment income, net.” The Company recorded income tax expense of $97,501 on the transaction, of which $95,038 was paid during the fourth quarter of 2018.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(9) Properties

	Year End
	December 30, 2018	December 31, 2017
Owned:
Land	$377,277	$379,297
Buildings and improvements	507,219	503,955
Leasehold improvements	403,896	390,958
Office, restaurant and transportation equipment	266,030	255,632
Leased:
Capital leases (a)	223,156	222,878
	1,777,578	1,752,720
Accumulated depreciation and amortization (b)	(564,342)	(489,661)
	$1,213,236	$1,263,059
_______________

(a)	These assets principally include buildings and improvements.

(b)	Includes $33,187 and $22,688 of accumulated amortization related to capital leases at December 30, 2018 and December 31, 2017, respectively.

Depreciation and amortization expense related to properties was $90,612, $90,971 and $92,286 during 2018, 2017 and 2016, respectively.

(10) Goodwill and Other Intangible Assets

Goodwill activity for 2018 and 2017 was as follows:

	Year End
	December 30, 2018	December 31, 2017
Balance at beginning of year:
Goodwill, gross	$752,731	$750,807
Accumulated impairment losses (a)	(9,397)	(9,397)
Goodwill, net	743,334	741,410
Changes in goodwill:
Restaurant acquisitions (b)	7,038	65,961
Restaurant dispositions (b)	(208)	(65,961)
Currency translation adjustment	(2,280)	1,924
Balance at end of year:
Goodwill, gross	757,281	752,731
Accumulated impairment losses (a)	(9,397)	(9,397)
Goodwill, net	$747,884	$743,334
_______________

(a)	Accumulated impairment losses resulted from the full impairment of goodwill of the Wendy’s international franchise restaurants during the fourth quarter of 2013.

(b)	Goodwill acquired and disposed of during 2017 resulted from the DavCo and NPC Transactions. See Note 3 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Our annual goodwill impairment test was completed through a qualitative assessment performed in the fourth quarter of 2018, which indicated the fair value of goodwill of our Wendy’s North America restaurants was more likely than not greater than the carrying amount.

The following is a summary of the components of other intangible assets and the related amortization expense:

	Year End
	December 30, 2018			December 31, 2017
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$903,000	$—	$903,000	$903,000	$—	$903,000
Definite-lived:
Franchise agreements	348,200	(170,134)	178,066	349,499	(154,140)	195,359
Favorable leases	233,990	(79,776)	154,214	239,096	(69,128)	169,968
Reacquired rights under franchise agreements	11,807	(1,971)	9,836	1,680	(1,589)	91
Software	154,919	(105,882)	49,037	137,913	(84,746)	53,167
	$1,651,916	$(357,763)	$1,294,153	$1,631,188	$(309,603)	$1,321,585

Aggregate amortization expense:
Actual for fiscal year:
2016	$48,824
2017	47,302
2018	52,064
Estimate for fiscal year:
2019	$47,987
2020	43,247
2021	38,225
2022	33,701
2023	30,499
Thereafter	197,494

(11) Accrued Expenses and Other Current Liabilities

	Year End
	December 30, 2018	December 31, 2017
Legal reserves (a)	$55,883	$1,597
Accrued compensation and related benefits	37,637	49,541
Accrued taxes	20,811	19,924
Other	36,305	40,562
	$150,636	$111,624
_______________

(a)
During 2018, the Company recorded a legal reserve of $50,000 for a settlement in the FI Case. See Note 23 for further information. The Company maintains insurance coverage for legal settlements, receivables for which are included in “Accounts and notes receivable, net.” See Note 7 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	December 30, 2018	December 31, 2017
Series 2018-1 Class A-2 Notes:
3.573% Series 2018-1 Class A-2-I Notes, anticipated repayment date 2025	$445,500	$—
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	470,250	—
Series 2015-1 Class A-2 Notes:
3.371% Series 2015-1 Class A-2-I Notes, repaid with 2018 refinancing	—	855,313
4.080% Series 2015-1 Class A-2-II Notes, anticipated repayment date 2022	870,750	879,750
4.497% Series 2015-1 Class A-2-III Notes, anticipated repayment date 2025	483,750	488,750
7% debentures, due in 2025	90,769	89,514
Capital lease obligations, due through 2045	455,636	467,964
Unamortized debt issuance costs	(32,217)	(26,889)
	2,784,438	2,754,402
Less amounts payable within one year	(31,655)	(30,172)
Total long-term debt	$2,752,783	$2,724,230

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, as of December 30, 2018 were as follows:

Fiscal Year
2019	$31,655
2020	30,871
2021	33,051
2022	869,638
2023	28,328
Thereafter	1,832,343
$2,825,886

On June 1, 2015, Wendy’s Funding, LLC (“Wendy’s Funding” or the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued fixed rate senior secured notes in the following 2015-1 series: Class A-2-I (the “Series 2015-1 Class A-2-I Notes”) with an initial principal amount of $875,000, Class A-2-II (the “Series 2015-1 Class A-2-II Notes”) with an initial principal amount of $900,000 and Class A-2-III (the “Series 2015-1 Class A-2-III Notes”) with an initial principal amount of $500,000 (collectively, the “Series 2015-1 Class A-2 Notes”). In addition, the Master Issuer entered into a revolving financing facility of Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2015-1 Class A-1 Notes” and, together with the Series 2015-1 Class A-2 Notes, the “Series 2015-1 Senior Notes”), which allowed for the drawing of up to $150,000 under the Series 2015-1 Class A-1 Notes, which included certain credit instruments, including a letter of credit facility. The Series 2015-1 Class A-1 Notes were issued under the Indenture and allowed for drawings on a revolving basis. No amounts were borrowed under the Series 2015-1 Class A-1 Notes during 2018, 2017 and 2016.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Interest and principal payments on the Series 2015-1 Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Series 2015-1 Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity date of the Series 2015-1 Class A-2 Notes is in June 2045, but, unless earlier prepaid to the extent permitted under the Indenture, the anticipated repayment dates of the Series 2015-1 Class A-2-II Notes and the Series 2015-1 Class A-2-III Notes will be seven and 10 years, respectively, from the date of issuance (the “Anticipated Repayment Dates”). If the Master Issuer has not repaid or refinanced the Series 2015-1 Class A-2 Notes prior to the respective Anticipated Repayment Dates, additional interest will accrue pursuant to the Indenture. As further discussed below, on January 17, 2018, the Master Issuer completed a refinancing transaction under which the proceeds received were used to redeem the Master Issuer’s outstanding Series 2015-1 Class A-2-I Notes.

On January 17, 2018, Wendy’s Funding completed a refinancing transaction under which the Master Issuer issued fixed rate senior secured notes in the following 2018-1 series: Class A-2-I (the “Series 2018-1 Class A-2-I Notes”) with an initial principal amount of $450,000 and Class A-2-II (the “Series 2018-1 Class A-2-II Notes”) with an initial principal amount of $475,000 (collectively, the “Series 2018-1 Class A-2 Notes”). Interest payments on the Series 2018-1 Class A-2 Notes are payable on a quarterly basis. The legal final maturity date of the Series 2018-1 Class A-2 Notes is in March 2048. The net proceeds from the sale of the Series 2018-1 Class A-2 Notes were used to redeem the Master Issuer’s outstanding Series 2015-1 Class A-2-I Notes, to pay prepayment and transaction costs and for general corporate purposes. As a result, the Company recorded a loss on early extinguishment of debt of $11,475 during 2018, which was comprised of the write-off of certain deferred financing costs and a specified make-whole payment. The Series 2018-1 Class A-2 Notes have scheduled principal payments of $9,250 annually from 2019 through 2024, $423,250 in 2025, $4,750 in each 2026 through 2027 and $427,500 in 2028.

Concurrently, the Master Issuer entered into a revolving financing facility of Series 2018-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2018-1 Class A-1 Notes” and, together with the Series 2018-1 Class A-2 Notes, the “Series 2018-1 Senior Notes”), which allows for the drawing of up to $150,000 using various credit instruments, including a letter of credit facility. The Series 2015-1 Class A-1 Notes were canceled on the closing date and the letters of credit outstanding against the Series 2015-1 Class A-1 Notes were transferred to the Series 2018-1 Class A-1 Notes. The Series 2018-1 Senior Notes are secured by substantially all of the assets of the Master Issuer and the Guarantors, excluding certain real estate assets and subject to certain limitations. The Series 2018-1 Senior Notes and the remaining Series 2015-1 Class A-2 Notes are collectively the “Senior Notes.”

The Series 2018-1 Class A-1 Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Series 2018-1 Class A-1 note agreement. There is a commitment fee on the unused portion of the Series 2018-1 Class A-1 Notes which ranges from 0.40% to 0.75% based on utilization. As of December 30, 2018, $26,746 of letters of credit were outstanding against the Series 2018-1 Class A-1 Notes which relate primarily to interest reserves required under the Indenture. No amounts were borrowed under the Series 2018-1 Class A-1 Notes during 2018.

During 2018 and 2017, the Company incurred debt issuance costs of $17,580 and $351, respectively, in connection with the issuance of the Series 2018-1 Senior Notes. During 2017, the Company also incurred debt issuance costs in connection with the issuance of the Series 2015-1 Senior Notes of $561. The debt issuance costs are being amortized to “Interest expense, net” through the Anticipated Repayment Dates of the Senior Notes utilizing the effective interest rate method. As of December 30, 2018, the effective interest rates, including the amortization of debt issuance costs, were 4.361%, 4.696%, 3.815% and 4.057% for the Series 2015-1 Class A-2-II Notes, Series 2015-1 Class A-2-III Notes, Series 2018-1 Class A-2-I Notes and Series 2018-1 Class A-2-II Notes, respectively.

The Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Series 2015-1 Class A-2 Notes and Series 2018-1 Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Series 2015-1 Class A-2 Notes and Series 2018-1 Class A-2 Notes on the applicable scheduled maturity date. The

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the noteholders, and are restricted in their use. As of December 30, 2018 and December 31, 2017, Wendy’s Funding had restricted cash of $29,538 and $28,933, respectively, which primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Series 2015-1 Class A-2 Notes and Series 2018-1 Class A-2 Notes.

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

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. Neither the Company, nor Wendy’s, is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations. During 2018, the Company borrowed and repaid $9,837 and $11,124, respectively, under the line of credit. The full amount of the line was available as of December 30, 2018. During 2017, the Company borrowed and repaid $31,130 and $29,843, respectively, under the line of credit.

At December 30, 2018, one of Wendy’s Canadian subsidiaries had a revolving credit facility of C$6,000 which bears interest at the Bank of Montreal Prime Rate. The debt is guaranteed by Wendy’s. The full amount of the line was available under this line of credit as of December 30, 2018.

The following is a summary of the Company’s assets pledged as collateral for certain debt:

Year End
December 30, 2018
Cash and cash equivalents	$32,213
Restricted cash and other assets (including long-term)	29,645
Accounts and notes receivable, net	35,799
Inventories	3,667
Properties	263,083
Other intangible assets	1,079,800
$1,444,207

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	December 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$222,228	$222,228	$338	$338	Level 1
Other investments in equity securities (a)	639	2,181	639	327,710	Level 3

Financial liabilities
Series 2018-1 Class A-2-I Notes (b)	445,500	424,026	—	—	Level 2
Series 2018-1 Class A-2-II Notes (b)	470,250	439,353	—	—	Level 2
Series 2015-1 Class A-2-I Notes (b)	—	—	855,313	856,510	Level 2
Series 2015-1 Class A-2-II Notes (b)	870,750	865,342	879,750	897,961	Level 2
Series 2015-1 Class A-2-III Notes (b)	483,750	482,522	488,750	513,188	Level 2
7% debentures, due in 2025 (b)	90,769	102,750	89,514	107,000	Level 2
Guarantees of franchisee loan obligations (c)	17	17	37	37	Level 3
_______________

(a)
The fair value of our indirect investment in Arby’s as of December 31, 2017 was based on applying a multiple to Arby’s adjusted earnings before income taxes, depreciation and amortization per its current unaudited financial information. The carrying value of our indirect investment in Arby’s was reduced to zero during 2013 in connection with the receipt of a dividend. On February 5, 2018, a subsidiary of ARG Parent acquired Buffalo Wild Wings, Inc. As a result, our ownership interest included both the Arby’s and Buffalo Wild Wings brands under the newly formed combined company, Inspire Brands. On August 16, 2018, the Company sold its remaining ownership interest to Inspire Brands for $450,000. See Note 8 for further information. The fair values of our remaining investments are not significant and are based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments.

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

Total impairment losses may reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements and favorable lease assets) to fair value as a result of (1) declines in operating performance at Company-operated restaurants and (2) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants, including any subsequent lease modifications. The fair value of long-lived assets held and used presented in the tables below represents the remaining carrying value and was estimated based on either discounted cash flows of future anticipated lease and sublease income or discounted cash flows of future anticipated Company-operated restaurant performance.

Total impairment losses may also include the impact of remeasuring long-lived assets held for sale, which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 17 for more information on impairment of our long-lived assets.

		Fair Value Measurements			2018 Total Losses
	December 30, 2018	Level 1	Level 2	Level 3
Held and used	$462	$—	$—	$462	$4,343
Held for sale	1,031	—	—	1,031	354
Total	$1,493	$—	$—	$1,493	$4,697

		Fair Value Measurements			2017 Total Losses
	December 31, 2017	Level 1	Level 2	Level 3
Held and used	$757	$—	$—	$757	$3,413
Held for sale	1,560	—	—	1,560	684
Total	$2,317	$—	$—	$2,317	$4,097

(14) Income Taxes

Income before income taxes is set forth below:

	Year Ended
	2018	2017	2016
Domestic	$560,776	$86,892	$192,082
Foreign (a)	14,140	14,127	9,608
	$574,916	$101,019	$201,690
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)	Excludes foreign income of domestic subsidiaries.

The (provision for) benefit from income taxes is set forth below:

	Year Ended
	2018	2017	2016
Current:
U.S. federal	$(109,078)	$(13,092)	$(75,167)
State	(2,661)	(4,055)	(5,805)
Foreign	(9,630)	(9,173)	(5,307)
Current tax provision	(121,369)	(26,320)	(86,279)
Deferred:
U.S. federal	5,071	127,592	7,975
State	441	(7,729)	6,733
Foreign	1,056	(533)	(495)
Deferred tax benefit	6,568	119,330	14,213
Income tax (provision) benefit	$(114,801)	$93,010	$(72,066)

Deferred tax assets (liabilities) are set forth below:

	Year End
	December 30, 2018	December 31, 2017
Deferred tax assets:
Net operating loss and credit carryforwards	$59,690	$66,770
Unfavorable leases	35,801	40,544
Deferred revenue	23,904	328
Deferred rent	16,807	14,862
Accrued expenses and reserves	14,840	9,673
Accrued compensation and related benefits	14,804	17,904
Other	5,016	3,977
Valuation allowances	(42,175)	(47,295)
Total deferred tax assets	128,687	106,763
Deferred tax liabilities:
Intangible assets	(324,394)	(333,708)
Owned and leased fixed assets, net of related obligations	(47,021)	(47,702)
Other	(26,432)	(24,406)
Total deferred tax liabilities	(397,847)	(405,816)
	$(269,160)	$(299,053)

Changes in the Company’s deferred tax asset and liability balances were primarily the result of the adoption of new guidance for revenue recognition. See “New Accounting Standards Adopted” in Note 1 for further information.

Major Tax Legislation

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code that affected 2017, including but not limited to (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries and (2) bonus depreciation that will allow for full expensing of qualified property.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The Tax Act also establishes new tax laws that are effective for 2018, including but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21%, (2) a new provision designed to tax global intangible low-taxed income (“GILTI”), (3) a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, (4) a limitation on deductible interest expense and (5) limitations on the deductibility of certain executive compensation.

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

In our initial analysis of the impact of the Tax Act, we recorded a discrete net tax benefit of $140,379 during 2017. This net benefit primarily consisted of a benefit of $164,893 for the impact of the corporate rate reduction on our net deferred tax liabilities, partially offset by a net expense of $22,209 for the international-related provisions, including the transition tax (and the related impact to our recorded valuation allowance) and deferred taxes recorded on foreign earnings previously considered permanently reinvested. The Company recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and the transition tax and included these amounts in its consolidated financial statements for 2017.

In our continued analysis of the Tax Act, we adjusted our provisional amounts and recorded a discrete net tax expense of $2,159 during 2018. This includes a net expense of $2,426 related to the impact of the corporate rate reduction on our net deferred tax liabilities, a net expense of $991 related to the limitations on the deductibility of certain executive compensation and $28 of state income tax, partially offset by $1,286 for the net benefit of foreign tax credits. At December 30, 2018, we finalized our policy and have elected to use the period cost method for GILTI provisions and therefore have not recorded deferred taxes for basis differences expected to reverse in future periods.

Based on certain provisions contained in the Tax Act, the unrepatriated earnings of foreign subsidiaries, primarily Canadian, are no longer considered permanently invested outside of the U.S. As of December 30, 2018, we have provided a deferred foreign tax provision of $1,985 on these unrepatriated earnings.

The amounts and expiration dates of net operating loss and tax credit carryforwards are as follows:

	Amount	Expiration
Tax credit carryforwards:
U.S. federal foreign tax credits	$9,267	2022-2029
State tax credits	559	2020-2023
Foreign tax credits of non-U.S. subsidiaries	2,674	Not applicable
Total	$12,500

Net operating loss carryforwards:
State and local net operating loss carryforwards	$1,204,260	2019-2035
Foreign net operating loss carryforwards	216	2023-2026
Total	$1,204,476

The Company’s valuation allowances of $42,175 and $47,295 as of December 30, 2018 and December 31, 2017, respectively, relate to foreign and state tax credit carryforwards and net operating loss carryforwards. Valuation allowances decreased $5,120 and $5,697 during 2018 and 2016, respectively, and increased $35,895 during 2017, primarily as a result of the Tax Act and our system optimization initiative described in Note 3. The reduction in the U.S. corporate rate from 35% to 21% decreases our ability to utilize foreign tax credit carryforwards after 2017 and we expect them to expire unused. The relative presence of Company-operated restaurants in various states impacts expected future state taxable income available to utilize state net operating loss carryforwards.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The current portion of refundable income taxes was $14,475 and $26,262 as of December 30, 2018 and December 31, 2017, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of December 30, 2018 and December 31, 2017.

The reconciliation of income tax computed at the U.S. federal statutory rate of 21% for 2018 and 35% for 2017 and 2016 to reported income tax is set forth below:

	Year Ended
	2018 (a)	2017 (a)	2016
Income tax provision at the U.S. federal statutory rate	$(120,732)	$(35,357)	$(70,592)
State income tax provision, net of U.S. federal income tax effect	(221)	(6,451)	(3,767)
Federal rate change	—	164,893	—
Prior years’ tax matters (b)	(9,970)	15,964	—
Excess tax benefits from share-based compensation	10,250	5,196	—
Domestic tax planning initiatives	—	4,282	—
Foreign and U.S. tax effects of foreign operations	(856)	2,408	2,278
Valuation allowances (b) (c)	5,120	(35,895)	4,915
Non-deductible goodwill (d)	(41)	(15,458)	(6,409)
Transition tax	—	(4,446)	—
Unrepatriated earnings	(326)	(1,801)	—
Non-deductible expenses and other	1,975	(325)	1,509
	$(114,801)	$93,010	$(72,066)
_______________

(a)
2018 includes the following impacts associated with the Tax Act: (1) a net expense of $2,426 related to the impact of the corporate rate reduction on our net deferred tax liabilities, (2) a net expense of $991 related to the limitations on the deductibility of certain executive compensation, (3) a net expense of $28 of state income tax and (4) a net benefit of $1,286 related to foreign tax credits. 2017 includes the following impacts associated with the Tax Act: (1) the revaluation of our U.S. net deferred tax liability at 21% resulting in a benefit of $164,893, (2) a full valuation allowance of $15,962 on our U.S. foreign tax credit carryforwards due to the decrease in the U.S. federal tax rate, resulting in the Company concluding it is more likely than not that we will not be able to utilize our carryforwards before they expire, (3) a one-time transition tax of $4,446, (4) deferred tax on unrepatriated earnings of $1,801 and (5) other net expenses of $2,305.

(b)
In 2018, includes expense of $9,542 related to the Tax Act, which was partially offset by a $7,535 reduction in valuation allowances. In 2017, primarily related to certain state net operating loss carryforwards, previously considered worthless, that existed at the beginning of the year. The Company changed its judgment during 2017 regarding the likelihood of the utilization of these carryforwards. Because of this change, the Company recognized a deferred tax asset of $16,643, net of federal benefit, which was partially offset by an increase in valuation allowance of $13,667, net of federal benefit.

(c)	2016 includes a $2,878 benefit related to the correction to a prior year identified and recorded in the first quarter of 2016.

(d)
Substantially all of the goodwill included in the net gain (loss) on sales of restaurants in 2018, 2017 and 2016 under our system optimization initiative was non-deductible for tax purposes. See Note 3 for further information. 2016 includes a $3,837 federal benefit related to the correction to a prior year identified and recorded in the second quarter of 2016. The corresponding state benefit correction of $398 is included in the state income tax provision amount above.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years 2009 through 2016 have been settled. Certain of the Company’s state income tax returns from its 2014 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Unrecognized Tax Benefits

As of December 30, 2018, the Company had unrecognized tax benefits of $27,632, which, if resolved favorably would reduce income tax expense by $23,497. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year End
	December 30, 2018	December 31, 2017	January 3, 2016
Beginning balance	$28,848	$19,545	$21,224
Additions:
Tax positions of current year	3,874	8,251	306
Tax positions of prior years	2,598	1,704	440
Reductions:
Tax positions of prior years	(7,553)	(295)	(2,126)
Settlements	(21)	(34)	(42)
Lapse of statute of limitations	(114)	(323)	(257)
Ending balance	$27,632	$28,848	$19,545

The addition of unrecognized tax benefits in 2018 was primarily related to a position taken on state returns regarding the sale of Inspire Brands, and the reduction of unrecognized benefits in 2018 was primarily related to settlements with various taxing jurisdictions, including amended returns that were filed in 2017. The addition of unrecognized tax benefits in 2017 was primarily related to the filing of amended returns in various jurisdictions, as well as an unfavorable court decision which caused us to change our judgment about the technical merits of a filing position.

During 2019, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $7,731 due primarily to the lapse of statutes of limitations.

During 2018, 2017 and 2016, the Company recognized $(12), $161 and $75 of (income) expense for interest and $(309), $(106) and $25 of (income) expense for penalties, respectively, related to uncertain tax positions. The Company has $1,428 and $1,451 accrued for interest and $199 and $509 accrued for penalties as of December 30, 2018 and December 31, 2017, respectively.

(15) Stockholders’ Equity

Dividends

During 2018, 2017 and 2016, The Wendy’s Company paid dividends per share of $0.34, $0.28 and $0.245, respectively.

Treasury Stock

There were 470,424 shares of common stock issued at the beginning and end of 2018, 2017 and 2016. Treasury stock activity for 2018, 2017 and 2016 was as follows:

	Treasury Stock
	2018	2017	2016
Number of shares at beginning of year	229,912	223,850	198,109
Repurchases of common stock	15,808	8,607	29,545
Common shares issued:
Stock options, net	(5,824)	(1,853)	(2,914)
Restricted stock, net	(627)	(612)	(796)
Director fees	(15)	(15)	(20)
Other	(63)	(65)	(74)
Number of shares at end of year	239,191	229,912	223,850

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Repurchases of Common Stock

In February 2018, our Board of Directors authorized a repurchase program for up to $175,000 of our common stock through March 3, 2019, when and if market conditions warrant and to the extent legally permissible. In August 2018, our Board of Directors authorized an additional share repurchase program for up to $100,000 of our common stock through December 27, 2019 with a portion of the proceeds obtained through the sale of our remaining ownership interest in Inspire Brands, when and if market conditions warrant and to the extent legally permissible. In November 2018, the Board of Directors approved an increase of $120,000 to the August 2018 authorization, resulting in a total authorization of $220,000. In November 2018, the Company entered into an accelerated share repurchase agreement (the “2018 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase programs. Under the 2018 ASR Agreement, the Company paid the financial institution an initial purchase price of $75,000 in cash and received an initial delivery of 3,645 shares of common stock, representing an estimate of 85% of the total shares expected to be delivered under the 2018 ASR Agreement. The total number of shares of common stock ultimately purchased by the Company under the 2018 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2018 ASR Agreement, less an agreed upon discount. On December 18, 2018, the Company completed the 2018 ASR Agreement and received an additional 720 shares of common stock. Additionally, during 2018, the Company repurchased 10,058 shares under the February 2018 and November 2018 authorizations with an aggregate purchase price of $172,584, of which $1,827 was accrued at December 30, 2018, and excluding commissions of $141. As of December 30, 2018, the Company had completed its February 2018 authorization and had $147,417 of availability remaining under its November 2018 authorization. Subsequent to December 30, 2018 through February 19, 2019, the Company repurchased 1,277 shares under the November 2018 authorization with an aggregate purchase price of $21,457, excluding commissions of $18. In February 2019, our Board of Directors authorized the repurchase of up to $225,000 of our common stock through March 1, 2020, when and if market conditions warrant and to the extent legally permissible. In connection with the February 2019 authorization, the November 2018 authorization was canceled.

In February 2017, our Board of Directors authorized a repurchase program for up to $150,000 of our common stock through March 4, 2018, when and if market conditions warranted and to the extent legally permissible. During 2018, the Company completed the February 2017 authorization with the repurchase of 1,385 shares with an aggregate purchase price of $22,633, excluding commissions of $19. During 2017, the Company repurchased 8,607 shares under the February 2017 authorization with an aggregate purchase price of $127,367, of which $1,259 was accrued at December 31, 2017 and excluding commissions of $123.

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

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout 2018, 2017 and 2016.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive income (loss), net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges (a)	Pension (b)	Total
Balance at January 3, 2016	$(66,163)	$(3,571)	$(1,089)	$(70,823)
Current-period other comprehensive income (loss)	5,864	1,774	(56)	7,582
Balance at January 1, 2017	(60,299)	(1,797)	(1,145)	(63,241)
Current-period other comprehensive income	15,150	1,797	96	17,043
Balance at December 31, 2017	(45,149)	—	(1,049)	(46,198)
Current-period other comprehensive (loss) income	(16,524)	—	1,049	(15,475)
Balance at December 30, 2018	$(61,673)	$—	$—	$(61,673)
_______________

(a)
During 2015, the Company terminated seven forward-starting interest rate swaps designated as cash flow hedges, which had an original maturity date of December 31, 2017. As a result, current-period other comprehensive income (loss) for 2017 and 2016 includes the reclassification of unrealized losses on cash flow hedges of $1,797 and $1,774, respectively, from “Accumulated other comprehensive loss” to our consolidated statements of operations consisting of $2,894 and $2,894, respectively, recorded to “Interest expense, net,” net of the related income tax benefit of $1,097 and $1,120, respectively, recorded to “(Provision for) benefit from income taxes.”

(b) During 2018, the Company terminated two frozen defined benefit plans. See Note 19 for further information.

(16) Share-Based Compensation

The Company maintains several equity plans, which collectively provide or provided for the grant of stock options, restricted shares, tandem stock appreciation rights, restricted share units and performance shares to certain officers, other key employees, non-employee directors and consultants. The Company has not granted any tandem stock appreciation rights. During 2010, the Company implemented the 2010 Omnibus Award Plan (as amended, the “2010 Plan”) with shareholder approval for the issuance of equity awards as described above. In June 2015, the 2010 Plan was amended with shareholder approval, to increase the number of shares of common stock available for issuance under the plan by 20,000. All equity grants during 2018, 2017 and 2016 were issued from the 2010 Plan and the 2010 Plan is currently the only equity plan from which future equity awards may be granted. As of December 30, 2018, there were approximately 26,135 shares of common stock available for future grants under the 2010 Plan. During the periods presented in the consolidated financial statements, the Company settled all exercises of stock options and vesting of restricted shares, including performance shares, with treasury shares.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes stock option activity during 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2017	17,325	$9.56
Granted	2,225	18.51
Exercised	(6,736)	8.12
Forfeited and/or expired	(137)	13.52
Outstanding at December 30, 2018	12,677	$11.86	7.07	$54,203
Vested or expected to vest at December 30, 2018	12,563	$11.82	7.05	$54,063
Exercisable at December 30, 2018	7,827	$9.47	5.98	$48,185

The total intrinsic value of options exercised during 2018, 2017 and 2016 was $62,744, $14,624 and $12,594, respectively. The weighted average grant date fair value of stock options granted during 2018, 2017 and 2016 was $4.12, $3.12 and $2.12, respectively.

The weighted average grant date fair value of stock options was determined using the following assumptions:

	2018	2017	2016
Risk-free interest rate	2.77%	1.94%	1.28%
Expected option life in years	5.62	5.62	5.62
Expected volatility	24.27%	23.88%	28.25%
Expected dividend yield	1.84%	1.82%	2.38%

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

The Black-Scholes Model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of highly subjective assumptions, such as expected stock price volatility. Employee stock option awards have characteristics significantly different from those of traded options and changes in the subjective input assumptions can materially affect the fair value estimates.

Restricted Shares

The Company grants RSAs and RSUs, which primarily cliff vest after one to three years. For the purposes of our disclosures, the term “Restricted Shares” applies to RSAs and RSUs collectively unless otherwise noted. The fair value of Restricted Shares granted is determined using the average of the high and low trading prices of our common stock on the date of grant.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes activity of Restricted Shares during 2018:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	1,595	$11.36
Granted	430	17.73
Vested	(596)	10.45
Forfeited	(108)	12.82
Non-vested at December 30, 2018	1,321	$13.65

The total fair value of Restricted Shares that vested in 2018, 2017 and 2016 was $10,060, $10,004 and $6,339, respectively.

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

The fair values of the performance condition awards granted in 2018, 2017 and 2016 were determined using the average of the high and low trading prices of our common stock on the date of grant. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal.

The fair value of market condition awards granted in 2018, 2017 and 2016 were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the average of the high and low trading prices of our common stock on the date of grant.

The input variables are noted in the table below:

	2018	2017	2016
Risk-free interest rate	2.38%	1.44%	0.82%
Expected life in years	3.00	3.00	3.00
Expected volatility	24.97%	25.06%	27.03%
Expected dividend yield (a)	0.00%	0.00%	0.00%
_______________

(a)	The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes activity of performance shares at Target during 2018:

	Performance Condition Awards		Market Condition Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	604	$11.13	498	$13.49
Granted	157	15.65	128	19.22
Dividend equivalent units issued (a)	12	—	10	—
Vested (b)	(157)	11.11	(103)	17.08
Forfeited	(18)	12.88	(15)	15.11
Non-vested at December 30, 2018	598	$12.32	518	$14.22
_______________

(a)	Dividend equivalent units are issued in lieu of cash dividends for non-vested performance shares. There is no weighted average fair value associated with dividend equivalent units.

(b)	Performance condition awards and market condition awards exclude the vesting of an additional 71 and 93 shares, respectively, which resulted from the performance of the awards exceeding Target.

The total fair value of performance condition awards that vested in 2018, 2017 and 2016 was $3,681, $5,666 and $5,954, respectively. The total fair value of market condition awards that vested in 2018 was $3,143. No market condition awards vested in 2017 and 2016.

Modifications of Share-Based Awards

During 2018 and 2017, the Company modified the terms of awards granted to eight and 31 employees, respectively, in connection with its May 2017 G&A realignment plan discussed in Note 5. These modifications resulted in the accelerated vesting of certain stock options in connection with the termination of such employees. As a result, during 2018 and 2017, the Company recognized an increase in share-based compensation of $1,238 and $4,930, respectively, which was included in “Reorganization and realignment costs.”

Share-Based Compensation

Total share-based compensation and the related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

	Year Ended
	2018	2017	2016
Stock options	$7,172	$6,923	$6,859
Restricted shares (a)	6,030	5,778	5,051
Performance shares:
Performance condition awards	1,491	1,764	4,681
Market condition awards	1,987	1,533	1,550
Modifications, net	1,238	4,930	—
Share-based compensation	17,918	20,928	18,141
Less: Income tax benefit	(3,418)	(4,985)	(6,520)
Share-based compensation, net of income tax benefit	$14,500	$15,943	$11,621
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)
2018 and 2017 include $319 and $197, respectively, related to retention awards in connection with the Company’s May 2017 G&A realignment plan, which was included in “Reorganization and realignment costs.” See Note 5 for further information.

As of December 30, 2018, there was $22,022 of total unrecognized share-based compensation, which will be recognized over a weighted average amortization period of 2.12 years.

(17) Impairment of Long-Lived Assets

During 2018, 2017 and 2016, the Company recorded impairment charges on long-lived assets as a result of (1) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, including any subsequent lease modifications, (2) the deterioration in operating performance of certain Company-operated restaurants and charges for capital improvements in restaurants impaired in prior years which did not subsequently recover and (3) closing Company-operated restaurants and classifying such surplus properties as held for sale.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets:”

	Year Ended
	2018	2017	2016
Restaurants leased or subleased to franchisees	$283	$244	$14,010
Company-operated restaurants	4,060	3,169	1,918
Surplus properties	354	684	313
	$4,697	$4,097	$16,241

(18) Investment Income, Net

	Year Ended
	2018	2017	2016
Gain on sale of investments, net (a)	$450,000	$2,570	$497
Other than temporary loss on other investments in equity securities	—	(258)	—
Other, net	736	391	226
	$450,736	$2,703	$723
_______________

(a)	During 2018, the Company sold its remaining ownership interest in Inspire Brands for $450,000. See Note 8 for further information.

(19) Retirement Benefit Plans

401(k) Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for all of its employees who meet certain minimum requirements and elect to participate. The 401(k) Plan permits employees to contribute up to 75% of their compensation, subject to certain limitations, and provides for matching employee contributions up to 4% of compensation and for discretionary profit sharing contributions.

In connection with the matching and profit sharing contributions, the Company recognized compensation expense of $4,619, $4,704 and $5,177 in 2018, 2017 and 2016, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Pension Plans

The Company maintained two domestic qualified defined benefit plans, the benefits under which were frozen in 1988 and for which the Company has no unrecognized prior service cost. Arby’s employees who were eligible to participate through 1988 (the “Eligible Arby’s Employees”) were covered under one of these plans. Pursuant to the terms of the Arby’s sale agreement, Wendy’s Restaurants retained the liabilities related to the Eligible Arby’s Employees under these plans and received $400 from the buyer for the unfunded liability related to the Eligible Arby’s Employees. The measurement date used by the Company in determining amounts related to its defined benefit plans was the same as the Company’s fiscal year end. During 2018, the Company terminated the defined benefit plans, resulting in a settlement loss of $1,335 recorded to “Reorganization and realignment costs.”

The balance of the accumulated benefit obligations and the fair value of the plans’ assets at December 31, 2017 were $3,402 and $2,649, respectively. As of December 31, 2017, each of the plans had accumulated benefit obligations in excess of the fair value of the assets of the respective plan. The Wendy’s Company recognized $159, $159 and $177 in benefit plan expenses in 2018, 2017 and 2016, respectively, which were included in “General and administrative.”

Wendy’s Executive Plans

In conjunction with the Wendy’s Merger, amounts due under supplemental executive retirement plans (collectively, the “SERP”) were funded into a restricted account. As of January 1, 2011, participation in the SERP was frozen to new entrants and future contributions, and existing participants’ balances only earn annual interest. The corresponding SERP liabilities have been included in “Accrued expenses and other current liabilities” and “Other liabilities” and, in the aggregate, were $1,257 and $2,476 as of December 30, 2018 and December 31, 2017, respectively.

Pursuant to the terms of the employment agreement that was entered into with our then Chief Executive Officer as of September 12, 2011, the Company implemented a non-qualified, unfunded, deferred compensation plan. The plan provided that the amount of the executive’s base salary in excess of $1,000 in a tax year would be deferred into the plan which accrued employer funded interest. The compensation deferred under the plan was distributed to our former Chief Executive Officer during 2016.

Effective January 1, 2017, the Company implemented a non-qualified, unfunded deferred compensation plan for management and highly compensated employees, whereby participants may defer all or a portion of their base compensation and certain incentive awards on a pre-tax basis. The Company credits the amounts deferred with earnings based on the investment options selected by the participants. The Company may also make discretionary contributions to the plan. The total of participant deferrals was $444 and $259 at December 30, 2018 and December 31, 2017, respectively, which were included in “Other liabilities.”

(20) Leases

At December 30, 2018, Wendy’s and its franchisees operated 6,711 Wendy’s restaurants. Of the 353 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 144 restaurants, owned the building and held long-term land leases for 145 restaurants and held leases covering land and building for 64 restaurants. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases contain contingent rent provisions that require additional rental payments based upon restaurant sales volume in excess of specified amounts. The Company also leases restaurant, office and transportation equipment. Certain leases also provide for payments of other costs such as real estate taxes, insurance and common area maintenance, which have been excluded from rental expense and future minimum rental payments set forth in the tables below.

As of December 30, 2018, Wendy’s also owned 516 and leased 1,279 properties that were either leased or subleased principally to franchisees. Initial lease terms are generally 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases to franchisees also include contingent rent provisions based on sales volume exceeding specified amounts. The lessee bears the cost of real estate taxes, insurance and common area maintenance, which have been excluded from rental income and future minimum rental receipts set forth in the tables below.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Rental expense for operating leases consists of the following components:

	Year Ended
	2018	2017	2016
Rental expense:
Minimum rentals	$95,749	$90,889	$77,952
Contingent rentals	18,971	19,021	18,291
Total rental expense (a) (b)	$114,720	$109,910	$96,243
_______________

(a)
Amounts include rental expense related to (1) leases for Company-operated restaurants recorded to “Cost of sales,” (2) leased properties that are subsequently leased to franchisees recorded to “Franchise rental expense” and (3) leases for corporate offices and equipment recorded to “General and administrative.”

(b)	Amounts exclude sublease income of $138,363, $126,814 and $95,072 recognized during 2018, 2017 and 2016, respectively.

Rental income for operating leases and subleases consists of the following components:

	Year Ended
	2018	2017	2016
Rental income:
Minimum rentals	$184,154	$169,857	$123,171
Contingent rentals	19,143	20,246	19,944
Total rental income	$203,297	$190,103	$143,115

The following table illustrates the Company’s future minimum rental payments and rental receipts for non-cancelable leases and subleases, including rental receipts for direct financing leases, as of December 30, 2018. Rental receipts below are presented separately for owned properties and for leased properties based on the classification of the underlying lease.

	Rental Payments		Rental Receipts
Fiscal Year	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Owned Properties
2019	$47,087	$95,877	$64,117	$75,302	$54,464
2020	45,947	93,372	65,194	75,243	55,072
2021	47,604	92,987	67,001	75,350	56,658
2022	48,687	92,830	68,168	75,947	58,211
2023	50,193	92,807	69,812	76,163	58,443
Thereafter	699,697	1,058,037	963,329	858,168	885,159
Total minimum payments	$939,215	$1,525,910	$1,297,621	$1,236,173	$1,168,007
Less interest	(483,579)
Present value of minimum capital lease payments (a)	$455,636
_______________

(a)	The present value of minimum capital lease payments of $8,405 and $447,231 are included in “Current portion of long-term debt” and “Long-term debt,” respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	Year End
	December 30, 2018	December 31, 2017
Land	$272,234	$272,411
Buildings and improvements	312,672	313,108
Restaurant equipment	2,443	2,444
	587,349	587,963
Accumulated depreciation and amortization	(143,313)	(128,003)
	$444,036	$459,960

Our net investment in direct financing leases is as follows:

	Year End
	December 30, 2018	December 31, 2017
Future minimum rental receipts	$624,596	$662,889
Unearned interest income	(397,384)	(433,175)
Net investment in direct financing leases	227,212	229,714
Net current investment in direct financing leases (a)	(735)	(625)
Net non-current investment in direct financing leases	$226,477	$229,089
_______________

(a)	Included in “Accounts and notes receivable, net.”

During 2018, 2017 and 2016, the Company recognized $27,638, $22,869 and $14,630 in interest income related to our direct financing leases, respectively, which is included in “Interest expense, net.”

(21) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Franchisee Image Activation Incentive Programs

In order to promote new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants opened by December 31, 2020, with the value of the incentives declining in the later years of the program. In August 2018, Wendy’s announced a new restaurant development incentive program that provides for incremental reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants for existing franchisees that sign up for the program and commit to incremental development of new Wendy’s restaurants under a new development agreement by July 1, 2019. Wendy’s also provides franchisees with the option of an early 20-year renewal of their franchise agreement upon completion of reimaging utilizing certain approved Image Activation remodel designs.

Wendy’s also had incentive programs for 2017 available to franchisees that commenced Image Activation restaurant remodels by December 15, 2017. The remodel incentive programs provide for reductions in royalty payments for one year after the completion of construction. In addition, Wendy’s had incentive programs that included reductions in royalty payments in 2016 for franchisees’ participation in Wendy’s Image Activation program.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Other Loan Guarantees

Wendy’s provides loan guarantees to various lenders on behalf of franchisees entering into debt arrangements for equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation of which was based upon a weighted average risk percentage established at the inception of each program which has been adjusted for a history of defaults. Wendy’s potential recourse for the aggregate amount of these loans amounted to $144 as of December 30, 2018. As of December 30, 2018, the fair value of these guarantees totaled $17 and is included in “Other liabilities.”

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $66,268 as of December 30, 2018. These leases extend through 2056. We have not received any notice of default related to these leases as of December 30, 2018. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Insurance

Wendy’s is self-insured for most workers’ compensation losses and purchases insurance for general liability and automotive liability losses, all subject to a $500 per occurrence retention or deductible limit. Wendy’s determines its liability for claims incurred but not reported for the insurance liabilities on an actuarial basis. As of December 30, 2018, the Company had $22,129 recorded for these insurance liabilities. Wendy’s is self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations and determines its liability for health care claims incurred but not reported based on historical claims runoff data. As of December 30, 2018, the Company had $2,183 recorded for these health care insurance liabilities.

Letters of Credit

As of December 30, 2018, the Company had outstanding letters of credit with various parties totaling $27,082. The outstanding letters of credit include amounts outstanding against the Series 2018-1 Class A-1 Notes. See Note 12 for further information. We do not expect any material loss to result from these letters of credit.

Purchase and Capital Commitments

Beverage Agreement

The Company has an agreement with a beverage vendor, which provides fountain beverage products and certain marketing support funding to the Company and its franchisees. This agreement requires minimum purchases of certain fountain beverages (“Fountain Beverages”) by the Company and its franchisees at certain agreed upon prices until the total contractual gallon volume usage is reached. This agreement also provides for an annual advance to be paid to the Company based on the vendor’s expectation of the Company’s annual Fountain Beverages usage, which is amortized over actual usage during the year. As of December 30, 2018, the Company estimates future annual purchases to be approximately $10,800 in 2019 and $11,300 in 2020 based on current pricing and the expected ratio of usage at Company-operated restaurants to franchised restaurants.

Beverage purchases made by the Company under this agreement during 2018, 2017 and 2016 were $10,108, $9,370 and $12,839, respectively. As of December 30, 2018, $2,414 is due to the beverage vendor and is included in “Accounts payable,” principally for annual estimated payments that exceeded usage, under this agreement.

In January 2019, the Company amended its contract with the beverage vendor, which now expires at the later of reaching a minimum usage requirement or December 31, 2025.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(22) Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties:

	Year Ended
	2018	2017	2016
Transactions with QSCC:
Wendy’s Co-Op (a)	$(470)	$(987)	$(890)
Lease income (b)	(215)	(217)	(193)
TimWen lease and management fee payments (c)	$13,044	$12,360	$11,602
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

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $470, $987 and $890 in 2018, 2017 and 2016, respectively, which are included as a reduction of “Cost of sales.”

(b)
Effective January 1, 2011, Wendy’s leased 14,333 square feet of office space to QSCC for an annual base rental of $176. The lease expired on December 31, 2016. A new lease agreement was signed effective January 1, 2017, expiring on December 31, 2020 for an annual base rental of $215. On November 27, 2018, the lease agreement was amended to increase the leased square footage to 14,493 and increase the annual base rental to $217. The Wendy’s Company received $215, $217 and $193 of lease income from QSCC during 2018, 2017 and 2016, respectively, which has been recorded to “Franchise rental income.”

TimWen lease and management fee payments

(c)
A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $13,256, $12,572 and $11,806 under these lease agreements during 2018, 2017 and 2016, respectively. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $212, $212 and $204 during 2018, 2017 and 2016, respectively, which has been included as a reduction to “General and administrative.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(23) Legal and Environmental Matters

The Company is involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. We believe we have adequate accruals for continuing operations for all of our legal and environmental matters, including the accrual that we recorded for the legal proceedings related to a cybersecurity incident as described below. See Note 11 for further information on the accrual. We cannot estimate the aggregate possible range of loss for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows of a particular reporting period.

The Company has been named as a defendant in putative class action lawsuits alleging, among other things, that the Company failed to safeguard customer credit card information and failed to provide notice that credit card information had been compromised in connection with the cybersecurity incidents described herein.  Jonathan Torres and other consumers filed an action in the U.S. District Court for the Middle District of Florida (the “Torres Case”). The operative complaint seeks to certify a nationwide class of consumers, or in the alternative, statewide classes of consumers for Florida, New York, New Jersey, Texas, and Tennessee, as well as statewide classes of consumers under those states’ consumer protection and unfair trade practices laws. The plaintiffs seek monetary damages, injunctive and equitable relief, attorneys’ fees and other costs. The Company filed its answer in 2017. On October 27, 2017, the Company moved for summary judgment to dismiss the operative complaint. On December 15, 2017, the plaintiffs moved for class certification. The Company filed its memorandum in opposition on January 16, 2018. On August 23, 2018, the court preliminarily approved a class-wide settlement. The claims and objection process is currently underway. A final approval hearing of the settlement of the Torres Case was held on February 26, 2019, and final approval was granted by the court.

Certain financial institutions have also filed class actions lawsuits in the U.S. District Court for the Western District of Pennsylvania, which seek to certify a nationwide class of financial institutions that issued payment cards that were allegedly impacted.  Those cases were consolidated into a single case (the “FI Case”). The plaintiffs seek monetary damages, injunctive and equitable relief, attorneys’ fees and other costs. The Company filed its answer in 2017. On August 27, 2018, the Company filed a motion for judgment on the pleadings, seeking dismissal of the plaintiffs’ negligence and negligence per se claims under Ohio law. On February 13, 2019, the Company and the plaintiffs filed a settlement agreement and a motion for preliminary approval of a class-wide settlement of the FI Case with the court. Under the terms of the settlement agreement, if approved and finalized, a settlement class of financial institutions will receive $50,000, inclusive of attorneys’ fees and costs. After exhaustion of applicable insurance, the Company expects to pay approximately $27,500 of this amount. In exchange, the Company and its franchisees will receive a full release of all claims that have or could have been brought by financial institutions who do not opt out of the settlement related to the cybersecurity incidents described herein. On February 26, 2019, the court preliminarily approved the settlement agreement and scheduled a final approval hearing for November 6, 2019. The settlement agreement remains subject to a notice and objection process and final court approval. If approved, the Company anticipates that payment will not occur until late 2019 or early 2020. Accordingly, we recorded a liability of $50,000 and insurance receivables of $22,500 during 2018. See Note 11 for further information.

Certain of the Company’s present and former directors have been named in two putative shareholder derivative complaints arising out of the cybersecurity incidents described herein.  The first case, brought by James Graham in the U.S. District Court for the Southern District of Ohio (the “Graham Case”), asserts claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and gross mismanagement, and additionally names one non-director executive officer of the Company.  The second case, brought by Thomas Caracci in the U.S. District Court for the Southern District of Ohio (the “Caracci Case”), asserts claims of breach of fiduciary duty and violations of Section 14(a) and Rule 14a-9 of the Securities Exchange Act of 1934.  Collectively, the plaintiffs seek a judgment on behalf of the Company for all damages incurred or that will be incurred as a result of the alleged wrongful acts or omissions, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the named individual defendants, a judgment directing the Company to reform its governance and internal procedures, attorneys’ fees and other costs.  The Graham Case and the Caracci Case have been consolidated and on December 21, 2018, the court issued an order naming Graham and his counsel as lead in the case. On January 31, 2019, Graham filed a consolidated verified shareholder derivative complaint with the court.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(24) Advertising Costs and Funds

We currently maintain two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs. Contributions to the Advertising Funds are required from both Company-operated and franchised restaurants and are based on a percentage of restaurant sales. In addition to the contributions to the Advertising Funds, Company-operated and franchised restaurants make additional contributions to other local and regional advertising programs.

Restricted assets and related liabilities of the Advertising Funds at December 30, 2018 and December 31, 2017 were as follows:

	Year End
	December 30, 2018	December 31, 2017
Cash and cash equivalents	$25,247	$8,579
Accounts receivable, net	47,332	47,288
Other assets	3,930	6,735
Advertising funds restricted assets	$76,509	$62,602

Total liabilities	$80,153	$69,247
Member’s deficit (a)	—	(6,645)
Advertising funds restricted liabilities	$80,153	$62,602
_______________

(a)
The Company reclassified the member’s deficit of the Advertising Funds from “Advertising funds restricted liabilities” to “Retained earnings (accumulated deficit)” upon the adoption of amended guidance for revenue recognition. See “New Accounting Standards Adopted” in Note 1 for further information.

Advertising expenses included in “Cost of sales” totaled $27,939, $27,921 and $41,064 in 2018, 2017 and 2016, respectively.

(25) Geographic Information

The table below presents revenues and properties information by geographic area:

	U.S.	Canada	Other International	Total
2018
Revenues	$1,495,639	$74,626	$19,671	$1,589,936
Properties	1,176,149	36,967	120	1,213,236

2017
Revenues	$1,154,873	$50,431	$18,104	$1,223,408
Properties	1,226,714	36,213	132	1,263,059

2016
Revenues	$1,373,345	$45,959	$16,114	$1,435,418
Properties	1,162,006	30,257	76	1,192,339

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(26) Quarterly Financial Information (Unaudited)

The tables below set forth summary unaudited consolidated quarterly financial information for 2018 and 2017. The Company reports on a fiscal year typically consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All of the Company’s fiscal quarters in 2018 and 2017 contained 13 weeks. Certain reclassifications have been made to the prior year presentation to conform to the current year presentation. See Note 1 for further information.

	2018 Quarter Ended (a)
	April 1	July 1	September 30	December 30
Revenues	$380,564	$411,002	$400,550	$397,820
Cost of sales	132,219	138,154	139,348	138,867
Operating profit	55,262	71,483	77,348	45,799
Net income	$20,159	$29,876	$391,249	$18,831
Basic income per share	$.08	$.13	$1.65	$.08
Diluted income per share	$.08	$.12	$1.60	$.08

	2017 Quarter Ended (b)
	April 2	July 2	October 1	December 31
Revenues	$285,819	$320,342	$308,000	$309,247
Cost of sales	124,543	130,581	133,631	129,180
Operating profit	60,720	25,794	61,657	66,587
Net income (loss)	$22,341	$(1,845)	$14,257	$159,276
Basic income (loss) per share	$.09	$(.01)	$.06	$.66
Diluted income (loss) per share	$.09	$(.01)	$.06	$.64
_______________

(a)
The Company’s consolidated statements of operations in fiscal 2018 were materially impacted by investment income, net and reorganization and realignment costs. The pre-tax impact of investment income, net for the third quarter was $450,133 and included the sale of our remaining ownership interest in Inspire Brands (see Note 8 for further information). The pre-tax impact of reorganization and realignment costs for the first, second, third and fourth quarters was $2,626, $3,124, $941 and $2,377, respectively (see Note 5 for further information).

(b)
The Company’s consolidated statements of operations in fiscal 2017 were materially impacted by system optimization losses, net, reorganization and realignment costs and the benefit from income taxes. The pre-tax impact of system optimization losses, net for the second quarter was $41,050 (see Note 3 for additional information). The pre-tax impact of reorganization and realignment costs for the second, third and fourth quarters was $17,699, $2,888 and $1,806, respectively (see Note 5 for additional information). The benefit from income taxes for the fourth quarter was $121,649 and included the impact of the Tax Act (see Note 14 for additional information).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 30, 2018. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of December 30, 2018, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of December 30, 2018. The assessment was performed using the criteria for effective internal control reflected in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for the Company, the management of the Company believes that as of December 30, 2018, internal control over financial reporting of the Company was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated February 27, 2019 on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
Dublin, Ohio

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of The Wendy’s Company and subsidiaries (the “Company”) as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2018, of the Company and our report dated February 27, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding a change in accounting for revenue due to the adoption of Accounting Standards Codification No. 606, Revenue from Contracts with Customers.
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

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 27, 2019

Item 9B. Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to April 29, 2019 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1.    Financial Statements:

See Index to Financial Statements (Item 8).

2.	Financial Statement Schedules:

All schedules have been omitted since they are either not applicable or the information is contained elsewhere in “Item 8. Financial Statements and Supplementary Data.”

3.	Exhibits:

Exhibits that are incorporated by reference to documents filed previously by the Company under the Securities Exchange Act of 1934, as amended, are filed with the Securities and Exchange Commission under File No. 001-02207, or File No. 001-08116 for documents filed by Wendy’s International, Inc. We will furnish copies of any exhibit listed on the Exhibit Index upon written request to the Secretary of The Wendy’s Company at One Dave Thomas Boulevard, Dublin, Ohio 43017 for a reasonable fee to cover our expenses in furnishing such exhibits.

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

4.4
First Supplement, dated as of February 10, 2017, to the Base Indenture, dated as of June 1, 2015, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 of The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2017 (SEC file no. 001-02207).

4.5
Second Supplement to Base Indenture, dated as of January 17, 2018, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.2 of The Wendy’s Company Current Report on Form 8-K filed on January 17, 2018 (SEC file no. 001-02207).

4.6
Third Supplement to Base Indenture, dated as of February 4, 2019, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (SEC file no. 001-02207).*

10.1
Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.5 to Wendy’s/Arby’s Group’s Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.2
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 99.6 to Wendy’s/Arby’s Group’s Current Report on Form 8-K filed on December 22, 2008 (SEC file no. 001-02207).**

10.3
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

10.5
Form of Non-Incentive Stock Option Agreement under the Wendy’s/Arby’s Group, Inc. Amended and Restated 2002 Equity Participation Plan, as amended, incorporated herein by reference to Exhibit 10.1 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended September 27, 2009 (SEC file no. 001-02207).**

10.6	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).**
10.7
First Amendment to Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.8
Second Amendment to The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.9
Form of Non-Incentive Stock Option Award Agreement for 2012 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.10
Form of Nonqualified Stock Option Award Agreement under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended October 1, 2017 (SEC file no. 001-02207).**

10.11
Form of Long Term Performance Unit Award Agreement for 2015 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 29, 2015 (SEC file no. 001-02207).**

10.12
Form of Long Term Performance Unit Award Agreement for 2016 under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 3, 2016 (SEC file no. 001-02207).**

10.13
Form of Long Term Performance Unit Award Agreement for 2017 under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 2, 2017 (SEC file no. 001-02207).**

10.14
Form of Long Term Performance Unit Award Agreement for 2018 under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 1, 2018 (SEC file no. 001-02207).**

10.15
Form of Restricted Stock Unit Award Agreement for 2013 (ratable vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.16
Form of Restricted Stock Unit Award Agreement for 2013 (cliff vesting) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.17
Form of Restricted Stock Unit Award Agreement for 2014 (version 1) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.21 of The Wendy’s Company Form 10-K for the fiscal year ended December 28, 2014 (SEC file no. 001-02207).**

10.18
Form of Restricted Stock Unit Award Agreement for 2014 (version 2) under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.22 of The Wendy’s Company Form 10-K for the fiscal year ended December 28, 2014 (SEC file no. 001-02207).**

10.19
Form of Non-Employee Director Restricted Stock Award Agreement for 2013 under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.20
Wendy’s International, Inc. 2007 Stock Incentive Plan, incorporated herein by reference to Annex C to the Wendy’s International, Inc. Definitive 2007 Proxy Statement, dated March 12, 2007 (SEC file no. 001-08116).**

EXHIBIT NO.	DESCRIPTION
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

10.30
Wendy’s International, LLC Executive Severance Pay Policy, effective as of December 14, 2015, incorporated herein by reference to Exhibit 10.41 to The Wendy’s Company Form 10-K for the fiscal year ended January 3, 2016 (SEC file no. 001-02207).**

10.31
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

10.35
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

10.36
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
10.37
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

10.38
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

10.39
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

EXHIBIT NO.	DESCRIPTION
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

10.58
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

10.60
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

10.61
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

10.62
Employment Agreement effective September 12, 2011 by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.63
Amendment to Employment Agreement effective as of June 2, 2014 between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on June 3, 2014 (SEC file no. 001-02207).**

10.64
Special Executive Deferred Compensation Plan by and between The Wendy’s Company and Emil J. Brolick, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on September 2, 2011 (SEC file no. 001-02207).**

10.65
Letter Agreement dated as of April 23, 2012 by and between The Wendy’s Company and Scott Weisberg, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.66
Employment Letter between The Wendy’s Company and Todd Penegor dated as of May 8, 2013, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.67
Employment Letter between The Wendy’s Company and Robert Wright dated as of November 1, 2013, incorporated herein by reference to Exhibit 10.81 of The Wendy’s Company Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.68
Employment Letter between The Wendy’s Company and Liliana Esposito dated as of May 8, 2014, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.69
Employment Letter between The Wendy’s Company and Kurt Kane dated as of March 27, 2015, incorporated herein by reference to Exhibit 10.8 of The Wendy’s Company Form 10-Q for the quarter ended June 28, 2015 (SEC file no. 001-02207).**

10.70
Employment Letter between The Wendy’s Company and David Trimm dated as of May 21, 2015, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended July 3, 2016 (SEC file no. 001-02207).**

10.71
Employment Letter between The Wendy’s Company and Gunther Plosch dated as of April 7, 2016, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended April 3, 2016 (SEC file no. 001-02207).**

10.72
Employment Letter between The Wendy’s Company and E. J. Wunsch dated as of September 6, 2016, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended October 2, 2016 (SEC file no. 001-02207).**

10.73
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.74
Form of Indemnification Agreement of The Wendy’s Company, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.75
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.76
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.77
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

THE WENDY’S COMPANY (Registrant)
February 27, 2019	By: /s/ TODD A. PENEGOR
Todd A. Penegor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 2019 by the following persons on behalf of the registrant and in the capacities indicated.

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