Form 10-Q
period 2019-03-31
Wendy's Co
filed 2019-05-08
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.10 par value	WEN	The Nasdaq Stock Market LLC

There were 230,724,058 shares of The Wendy’s Company common stock outstanding as of May 1, 2019.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	March 31, 2019	December 30, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$414,168	$431,405
Restricted cash	29,671	29,860
Accounts and notes receivable, net	110,567	109,805
Inventories	3,550	3,687
Prepaid expenses and other current assets	19,762	14,452
Advertising funds restricted assets	86,046	76,509
Total current assets	663,764	665,718
Properties	1,003,231	1,023,267
Finance lease assets	195,368	189,969
Operating lease assets	919,283	—
Goodwill	755,355	747,884
Other intangible assets	1,264,238	1,294,153
Investments	48,411	47,660
Net investment in sales-type and direct financing leases	236,426	226,477
Other assets	99,585	96,907
Total assets	$5,185,661	$4,292,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$23,250	$23,250
Current portion of finance lease liabilities	9,380	8,405
Current portion of operating lease liabilities	43,657	—
Accounts payable	16,356	21,741
Accrued expenses and other current liabilities	141,093	150,636
Advertising funds restricted liabilities	89,901	80,153
Total current liabilities	323,637	284,185
Long-term debt	2,301,563	2,305,552
Long-term finance lease liabilities	458,595	447,231
Long-term operating lease liabilities	957,739	—
Deferred income taxes	268,225	269,160
Deferred franchise fees	92,327	92,232
Other liabilities	142,881	245,226
Total liabilities	4,544,967	3,643,586
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 230,944 and 231,233 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,880,663	2,884,696
Retained earnings	153,991	146,277
Common stock held in treasury, at cost; 239,480 and 239,191 shares, respectively	(2,385,354)	(2,367,893)
Accumulated other comprehensive loss	(55,648)	(61,673)
Total stockholders’ equity	640,694	648,449
Total liabilities and stockholders’ equity	$5,185,661	$4,292,035
See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Unaudited)
Revenues:
Sales	$167,697	$153,649
Franchise royalty revenue and fees	101,953	97,908
Franchise rental income	58,452	50,107
Advertising funds revenue	80,481	78,900
	408,583	380,564
Costs and expenses:
Cost of sales	142,579	132,219
Franchise support and other costs	6,018	6,173
Franchise rental expense	32,451	23,263
Advertising funds expense	80,481	78,900
General and administrative	49,313	50,356
Depreciation and amortization	33,185	32,152
System optimization (gains) losses, net	(12)	570
Reorganization and realignment costs	798	2,626
Impairment of long-lived assets	1,486	206
Other operating income, net	(3,982)	(1,163)
	342,317	325,302
Operating profit	66,266	55,262
Interest expense, net	(29,082)	(30,178)
Loss on early extinguishment of debt	—	(11,475)
Other income, net	2,700	744
Income before income taxes	39,884	14,353
(Provision for) benefit from income taxes	(7,990)	5,806
Net income	$31,894	$20,159

Basic and diluted net income per share	$.14	$.08

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Unaudited)
Net income	$31,894	$20,159
Other comprehensive income (loss), net:
Foreign currency translation adjustment	6,025	(6,044)
Change in unrecognized pension loss:
Unrealized gains arising during the period	—	156
Income tax provision	—	(39)
	—	117
Other comprehensive income (loss), net	6,025	(5,927)
Comprehensive income	$37,919	$14,232

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 31, 2017	$47,042	$2,885,955	$(163,289)	$(2,150,307)	$(46,198)	$573,203
Net income	—	—	20,159	—	—	20,159
Other comprehensive loss, net	—	—	—	—	(5,927)	(5,927)
Cash dividends	—	—	(20,355)	—	—	(20,355)
Repurchases of common stock	—	—	—	(39,407)	—	(39,407)
Share-based compensation	—	4,458	—	—	—	4,458
Common stock issued upon exercises of stock options	—	(7,460)	—	11,038	—	3,578
Common stock issued upon vesting of restricted shares	—	(4,170)	—	1,620	—	(2,550)
Cumulative effect of change in accounting principle	—	—	(70,210)	—	—	(70,210)
Other	—	21	(5)	32	—	48
Balance at April 1, 2018	$47,042	$2,878,804	$(233,700)	$(2,177,024)	$(52,125)	$462,997

Balance at December 30, 2018	$47,042	$2,884,696	$146,277	$(2,367,893)	$(61,673)	$648,449
Net income	—	—	31,894	—	—	31,894
Other comprehensive income, net	—	—	—	—	6,025	6,025
Cash dividends	—	—	(23,069)	—	—	(23,069)
Repurchases of common stock	—	—	—	(29,370)	—	(29,370)
Share-based compensation	—	5,022	—	—	—	5,022
Common stock issued upon exercises of stock options	—	(205)	—	9,053	—	8,848
Common stock issued upon vesting of restricted shares	—	(8,874)	—	2,819	—	(6,055)
Cumulative effect of change in accounting principle	—	—	(1,105)	—	—	(1,105)
Other	—	24	(6)	37	—	55
Balance at March 31, 2019	$47,042	$2,880,663	$153,991	$(2,385,354)	$(55,648)	$640,694

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Unaudited)
Cash flows from operating activities:
Net income	$31,894	$20,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,185	32,152
Share-based compensation	5,022	4,458
Impairment of long-lived assets	1,486	206
Deferred income tax	842	(9,799)
Non-cash rental expense (income), net	7,818	(3,239)
Change in operating lease liabilities	(10,496)	—
Net receipt of deferred vendor incentives	8,033	7,340
System optimization (gains) losses, net	(12)	570
Distributions received from joint ventures, net of equity in earnings	415	1,083
Long-term debt-related activities, net	1,823	13,215
Changes in operating assets and liabilities and other, net	(17,989)	2,566
Net cash provided by operating activities	62,021	68,711
Cash flows from investing activities:
Capital expenditures	(11,215)	(10,569)
Acquisitions	(5,052)	—
Dispositions	—	351
Proceeds from sale of investments	130	—
Notes receivable, net	248	(872)
Payments for investments	—	(12)
Net cash used in investing activities	(15,889)	(11,102)
Cash flows from financing activities:
Proceeds from long-term debt	—	928,167
Repayments of long-term debt	(5,813)	(870,394)
Repayments of finance lease liabilities	(1,881)	(1,353)
Deferred financing costs	—	(17,340)
Repurchases of common stock	(30,929)	(39,372)
Dividends	(23,069)	(20,355)
Proceeds from stock option exercises	5,196	9,385
Payments related to tax withholding for share-based compensation	(6,055)	(8,321)
Contingent consideration payment	—	(6,100)
Net cash used in financing activities	(62,551)	(25,683)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(16,419)	31,926
Effect of exchange rate changes on cash	1,884	(2,482)
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,535)	29,444
Cash, cash equivalents and restricted cash at beginning of period	486,512	212,824
Cash, cash equivalents and restricted cash at end of period	$471,977	$242,268

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Three Months Ended
	March 31, 2019	April 1, 2018
	(Unaudited)
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$5,125	$6,466
Finance leases	13,810	1,101

	March 31, 2019	December 30, 2018
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$414,168	$431,405
Restricted cash	29,671	29,860
Restricted cash, included in Advertising funds restricted assets	28,138	25,247
Total cash, cash equivalents and restricted cash	$471,977	$486,512

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of March 31, 2019 and the results of our operations and cash flows for the three months ended March 31, 2019 and April 1, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full 2019 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (the “Form 10-K”).

The principal 100% owned subsidiary of the Company is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s® restaurants in North America (defined as the United States of America (“U.S.”) and Canada) comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America are not material.

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

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation. See Note 2 for further information.

(2) New Accounting Standards

New Accounting Standards Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued new guidance on accounting for implementation costs of a cloud computing arrangement that is a service contract. The new guidance aligns the accounting for such implementation costs of a cloud computing arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The Company adopted this amendment during the first quarter of 2019. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In June 2018, the FASB issued new guidance on nonemployee share-based payment arrangements. The new guidance aligns the requirements for nonemployee share-based payments with the requirements for employee share-based payments. The Company adopted this amendment during the first quarter of 2019. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Leases

In February 2016, the FASB issued new guidance on leases, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases. The Company adopted the new guidance during the first quarter of 2019 using the effective date as the date of initial application; therefore, the comparative period has not been adjusted and continues to be reported under the previous lease guidance.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The new standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. For those leases that fall under the definition of a short-term lease, the Company elected the short-term lease recognition exemption. Under this practical expedient, for those leases that qualify, we did not recognize right-of-use (“ROU”) assets or liabilities, which included not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient for lessees to account for lease components and nonlease components as a single lease component for all underlying classes of assets. In addition, the Company elected the practical expedient for lessors to account for lease components and nonlease components as a single lease component in instances where the lease component is predominant, the timing and pattern of transfer for the lease component and nonlease component are the same and the lease component, if accounted for separately, would be classified as an operating lease. The Company did not elect the use-of-hindsight practical expedient.

The standard had a material impact on our condensed consolidated balance sheets and related disclosures. Upon adoption at the beginning of 2019, we recognized operating lease liabilities of $1,011,000 based on the present value of the remaining minimum rental payments, with corresponding ROU assets of $934,000. The measurement of the operating lease ROU assets included, among other items, favorable lease amounts of $23,000 and unfavorable lease amounts of $30,000, which were previously included in “Other intangible assets” and “Other liabilities,” respectively, as well as the excess of rent expense recognized on a straight-line basis over the minimum rents paid of $67,000, which was previously included in “Other liabilities.” In addition, the standard requires lessors to recognize lessees’ payments to the Company for executory costs on a gross basis as revenue with a corresponding expense, which we expect will result in an increase of approximately $40,000 to our 2019 franchise rental income and expense. The Company also recognized a decrease to retained earnings of $1,105 as a result of impairing newly recognized ROU assets upon transition to the new guidance. The adoption of the guidance did not have a material impact on our condensed consolidated statement of cash flows.

In connection with the adoption of the standard, the Company has reclassified finance lease ROU assets to “Finance lease assets,” which were previously recorded to “Properties.” The Company also reclassified the current and long-term finance lease liabilities to “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” which were previously recorded to “Current portion of long-term debt” and “Long-term debt,” respectively. The prior period reflects the reclassifications of these assets and liabilities to conform to the current year presentation.

The following table illustrates the reclassifications made to the condensed consolidated balance sheet as of December 30, 2018:

	As Previously Reported	Reclassifications	As Currently Reported
Properties	$1,213,236	$(189,969)	$1,023,267
Finance lease assets	—	189,969	189,969
Current portion of long-term debt	31,655	(8,405)	23,250
Current portion of finance lease liabilities	—	8,405	8,405
Long-term debt	2,752,783	(447,231)	2,305,552
Long-term finance lease liabilities	—	447,231	447,231
	$1,429,490	$—	$1,429,490

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(3) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by primary geographical market and source:

Three Months Ended March 31, 2019	U.S.	Canada	Other International	Total
Sales at Company-operated restaurants	$167,697	$—	$—	$167,697
Franchise royalty revenue	84,378	5,508	4,957	94,843
Franchise fees	6,009	412	689	7,110
Franchise rental income	50,665	7,787	—	58,452
Advertising funds revenue	75,981	4,500	—	80,481
Total revenues	$384,730	$18,207	$5,646	$408,583

Three Months Ended April 1, 2018
Sales at Company-operated restaurants	$153,649	$—	$—	$153,649
Franchise royalty revenue	80,222	5,363	4,358	89,943
Franchise fees	7,085	646	234	7,965
Franchise rental income	44,265	5,842	—	50,107
Advertising funds revenue	74,414	4,486	—	78,900
Total revenues	$359,635	$16,337	$4,592	$380,564

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	March 31, 2019 (a)	December 30, 2018 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$44,765	$40,300
Receivables, which are included in “Advertising funds restricted assets”	47,056	47,332
Deferred franchise fees (c)	101,469	102,205
_______________

(a)
Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s statement of operations.

(b)	Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)
Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $9,142 and $92,327 as of March 31, 2019, respectively, and $9,973 and $92,232 as of December 30, 2018, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Significant changes in deferred franchise fees are as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
Deferred franchise fees at beginning of period	$102,205	$102,492
Revenue recognized during the period	(2,772)	(2,688)
New deferrals due to cash received and other	2,036	2,957
Deferred franchise fees at end of period	$101,469	$102,761

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2019 (a)	$6,307
2020	6,482
2021	5,939
2022	5,725
2023	5,500
Thereafter	71,516
$101,469
_______________

(a)	Represents franchise fees expected to be recognized for the remainder of 2019, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) Acquisitions

During the three months ended March 31, 2019, the Company acquired five restaurants from franchisees for total net cash consideration of $5,052. The Company did not incur any material acquisition-related costs associated with the acquisitions and such transactions were not significant to our condensed consolidated financial statements. The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for restaurants acquired from the franchisees:

Three Months Ended
March 31, 2019
Restaurants acquired from franchisees	5

Total consideration paid, net of cash received	$5,052
Identifiable assets acquired and liabilities assumed:
Properties	666
Acquired franchise rights	1,354
Finance lease assets	5,350
Finance lease liabilities	(4,084)
Other	(2,316)
Total identifiable net assets	970
Goodwill	$4,082

During 2018, the Company acquired 16 restaurants from a franchisee for total net cash consideration of $21,401. The fair values of the identifiable intangible assets related to the acquisition were provisional amounts as of December 30, 2018, pending final purchase accounting adjustments. The Company finalized the purchase price allocation during the three months ended March 31, 2019, which resulted in a decrease in the fair value of acquired franchise rights of $2,989 and an increase in deferred tax assets of $140.

(5) System Optimization (Gains) Losses, Net

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to reduce its ownership below the approximately 5% level, Wendy’s expects to continue to optimize its system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended
	March 31, 2019	April 1, 2018
Post-closing adjustments on sales of restaurants (a)	$(8)	$(212)
Gain (loss) on sales of other assets, net (b)	20	(358)
System optimization gains (losses), net	$12	$(570)
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)	The three months ended April 1, 2018 includes cash proceeds, net of payments of $6.

(b)	During the three months ended April 1, 2018, the Company received cash proceeds of $345 primarily from the sale of surplus properties.

Assets Held for Sale

As of March 31, 2019 and December 30, 2018, the Company had assets held for sale of $4,470 and $2,435, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(6) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended
	March 31, 2019	April 1, 2018
G&A realignment	$782	$2,626
System optimization initiative	16	—
Reorganization and realignment costs	$798	$2,626

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. The Company expects to incur total costs aggregating approximately $32,000 to $35,000 related to the plan. The Company recognized costs totaling $782 and $2,626 during the three months ended March 31, 2019 and April 1, 2018, respectively, which primarily included severance and related employee costs. The Company expects to incur additional costs associated with our G&A realignment plan aggregating approximately $3,500, comprised of (1) severance and related employee costs of approximately $500, (2) recruitment and relocation costs of approximately $1,500, (3) third-party and other costs of approximately $500 and (4) share-based compensation of approximately $1,000. The Company expects to recognize the majority of the remaining costs associated with the plan during the remainder of 2019.

In May 2019, the Company announced changes to its leadership structure that includes the creation of two new positions, a President, U.S and Chief Commercial Officer and a President, International and Chief Development Officer. The Company expects to incur incremental reorganization and realignment costs associated with these leadership changes of approximately $2,500, of which approximately $1,500 will be severance and related employee costs and approximately $1,000 will be share-based compensation. This will increase total reorganization and realignment costs to approximately $34,500 to $37,500. Also as a result of these changes, the Company’s chief operating decision maker is currently evaluating the Company’s management and operating structure and anticipates this evaluation will result in a change to its existing operating segment structure by the end of 2019.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded as a result of the G&A realignment plan:

	Three Months Ended		Total Incurred Since Inception
	March 31, 2019	April 1, 2018
Severance and related employee costs	$472	$2,059	$19,225
Recruitment and relocation costs	114	148	1,680
Third-party and other costs	16	328	2,126
	602	2,535	23,031
Share-based compensation (a)	180	91	6,864
Termination of defined benefit plans	—	—	1,335
Total G&A realignment	$782	$2,626	$31,230
_______________

(a)	Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our G&A realignment plan.

The accruals for our G&A realignment plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $4,730 and $765 as of March 31, 2019, respectively, and $8,781 and $2,731 as of April 1, 2018, respectively. The tables below present a rollforward of our accruals for the plan.

	Balance December 30, 2018	Charges	Payments	Balance March 31, 2019
Severance and related employee costs	$7,241	$472	$(2,218)	$5,495
Recruitment and relocation costs	83	114	(197)	—
Third-party and other costs	—	16	(16)	—
	$7,324	$602	$(2,431)	$5,495

	Balance December 31, 2017	Charges	Payments	Balance April 1, 2018
Severance and related employee costs	$12,093	$2,059	$(2,844)	$11,308
Recruitment and relocation costs	177	148	(121)	204
Third-party and other costs	—	328	(328)	—
	$12,270	$2,535	$(3,293)	$11,512

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. The Company has incurred costs of $72,208 under the initiative since inception and expects to incur additional costs of approximately $500 during the remainder of 2019, which are primarily comprised of professional fees.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Three Months Ended
	March 31, 2019	April 1, 2018
Balance at beginning of period	$47,021	$55,363

Investment	—	12

Equity in earnings for the period	2,397	2,420
Amortization of purchase price adjustments (a)	(566)	(596)
	1,831	1,824
Distributions received	(2,246)	(2,907)
Foreign currency translation adjustment included in “Other comprehensive income (loss), net” and other	1,166	(1,262)
Balance at end of period	$47,772	$53,030
_______________

(a)	Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2019		December 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$205,393	$205,393	$222,228	$222,228	Level 1
Other investments in equity securities (a)	639	2,179	639	2,181	Level 3

Financial liabilities
Series 2018-1 Class A-2-I Notes (b)	444,375	439,656	445,500	424,026	Level 2
Series 2018-1 Class A-2-II Notes (b)	469,063	461,952	470,250	439,353	Level 2
Series 2015-1 Class A-2-II Notes (b)	868,500	876,065	870,750	865,342	Level 2
Series 2015-1 Class A-2-III Notes (b)	482,500	495,711	483,750	482,522	Level 2
7% debentures, due in 2025 (b)	91,086	99,000	90,769	102,750	Level 2
Guarantees of franchisee loan obligations (c)	12	12	17	17	Level 3
_______________

(a)
The fair values of our investments are not significant and are based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments.

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

Total impairment losses may reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements and favorable lease assets) to fair value as a result of (1) declines in operating performance at Company-operated restaurants and (2) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants, including any subsequent lease modifications. The fair values of long-lived assets held and used presented in the tables below represents the remaining carrying value and were estimated based on either discounted cash flows of future anticipated lease and sublease income or discounted cash flows of future anticipated Company-operated restaurant performance.

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

		Fair Value Measurements
	March 31, 2019	Level 1	Level 2	Level 3
Held and used	$—	$—	$—	$—
Held for sale	2,516	—	—	2,516
Total	$2,516	$—	$—	$2,516

		Fair Value Measurements
	December 30, 2018	Level 1	Level 2	Level 3
Held and used	$462	$—	$—	$462
Held for sale	1,031	—	—	1,031
Total	$1,493	$—	$—	$1,493

(9) Impairment of Long-Lived Assets

During the three months ended March 31, 2019 and April 1, 2018, the Company recorded impairment charges on long-lived assets as a result of closing Company-operated restaurants and classifying such surplus properties as held for sale.

During the three months ended March 31, 2019, the Company recorded impairment charges as a result of the deterioration in operating performance of certain Company-operated restaurants. Additionally, during the three months ended April 1, 2018, the Company recorded impairment charges as a result of the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, including any subsequent lease modifications.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets.”

	Three Months Ended
	March 31, 2019	April 1, 2018
Surplus properties	$1,285	$41
Company-operated restaurants	201	—
Restaurants leased or subleased to franchisees	—	165
	$1,486	$206

(10) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2019 and April 1, 2018 was 20.0% and (40.5)% respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to (1) net excess tax benefits related to share-based payments, which resulted in a benefit of $2,036 in the first quarter of 2019 and a benefit of $6,093 for the first quarter of 2018, (2) the impact of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) and (3) state income tax provision in 2019, including non-recurring changes to state deferred taxes net of federal benefits.

On December 22, 2017, the U.S. government enacted the Tax Act. In our continued analysis of the impact of the Tax Act in the first quarter of 2018 under Staff Accounting Bulletin 118, we adjusted our provisional amounts for a discrete net tax benefit of $3,623. This net benefit included $5,578 for the tax benefit of foreign tax credits, partially offset by a net expense of $1,955 related to the impact of the corporate rate reduction on our net deferred tax liabilities.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

There were no significant changes to the unrecognized tax benefits or related interest and penalties for the three months ended March 31, 2019. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $7,764 due to the lapse of statutes of limitations and expected settlements with taxing authorities.

The current portion of refundable income taxes was $9,560 and $14,475 as of March 31, 2019 and December 30, 2018, respectively, and is included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets. There were no long-term refundable income taxes as of March 31, 2019 and December 30, 2018.

(11) Net Income Per Share

Basic net income per share was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended
	March 31, 2019	April 1, 2018
Common stock:
Weighted average basic shares outstanding	230,584	239,928
Dilutive effect of stock options and restricted shares	5,310	8,491
Weighted average diluted shares outstanding	235,894	248,419

Diluted net income per share for the three months ended March 31, 2019 and April 1, 2018 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 2,158 and 2,711 for the three months ended March 31, 2019 and April 1, 2018, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(12) Stockholders’ Equity

Dividends

During the first quarter of 2019 and 2018, the Company paid dividends per share of $.10 and $.085, respectively.

Repurchases of Common Stock

In February 2019, our Board of Directors authorized a repurchase program for up to $225,000 of our common stock through March 1, 2020, when and if market conditions warrant and to the extent legally permissible. In connection with the February 2019 authorization, the Company’s previous November 2018 repurchase authorization for up to $220,000 of our common stock was canceled. During the three months ended March 31, 2019, the Company repurchased 1,744 shares with an aggregate purchase price of $29,345, of which $268 was accrued at March 31, 2019, and excluding commissions of $25, under the November 2018 and February 2019 authorizations. As of March 31, 2019, the Company had $217,112 of availability remaining under its February 2019 authorization. Subsequent to March 31, 2019 through May 1, 2019, the Company repurchased 308 shares under the February 2019 authorization with an aggregate purchase price of $5,654, excluding commissions of $4.

In February 2018, our Board of Directors authorized a repurchase program for up to $175,000 of our common stock through March 3, 2019, when and if market conditions warranted and to the extent legally permissible. During the three months ended April 1, 2018, the Company repurchased 989 shares with an aggregate purchase price of $16,741, of which $1,294 was accrued at April 1, 2018, and excluding commissions of $14. Additionally, during the three months ended April 1, 2018, the Company completed its previous February 2017 repurchase authorization for up to $150,000 of our common stock with the repurchase of 1,385 shares with an aggregate purchase price of $22,633, and excluding commissions of $19.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax as applicable:

	Foreign Currency Translation	Pension	Total
Balance at December 30, 2018	$(61,673)	$—	$(61,673)
Current-period other comprehensive income	6,025	—	6,025
Balance at March 31, 2019	$(55,648)	$—	$(55,648)

Balance at December 31, 2017	$(45,149)	$(1,049)	$(46,198)
Current-period other comprehensive (loss) income	(6,044)	117	(5,927)
Balance at April 1, 2018	$(51,193)	$(932)	$(52,125)

(13) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At March 31, 2019, Wendy’s and its franchisees operated 6,710 Wendy’s restaurants. Of the 358 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 144 restaurants, owned the building and held long-term land leases for 144 restaurants and held leases covering the land and building for 70 restaurants. Wendy’s also owned 513 and leased 1,275 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

Determination of Whether a Contract Contains a Lease

The Company evaluates the contracts it enters into to determine whether such contracts contain leases. A contract contains a lease if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. At commencement, contracts containing a lease are further evaluated for classification as an operating or finance lease where the Company is a lessee, or as an operating, sales-type or direct financing lease where the Company is a lessor, based on their terms.

ROU Model and Determination of Lease Term

The Company uses the ROU model to account for leases where the Company is the lessee, which requires an entity to recognize a lease liability and ROU asset on the lease commencement date. A lease liability is measured equal to the present value of the remaining lease payments over the lease term and is discounted using the incremental borrowing rate, as the rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease payments include payments made before the commencement date and any residual value guarantees, if applicable. The initial ROU asset consists of the initial measurement of the lease liability, adjusted for any favorable or unfavorable terms for leases acquired from franchisees, as well as payments made before the commencement date, initial direct costs and lease incentives earned. When determining the lease term, the Company includes option periods that it is reasonably certain to exercise as failure to renew the lease would impose a significant economic detriment. For properties used for Company-operated restaurants, the primary economic detriment relates to the existence of unamortized leasehold improvements which might be impaired if we choose not to exercise the available renewal options. The lease term for properties leased or subleased to franchisees is determined based upon the economic detriment to the franchisee and includes consideration of the length of the franchise agreement, historical performance of the restaurant and the existence of bargain renewal options. Lease terms for real estate are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Operating Leases

For operating leases, minimum lease payments or receipts, including minimum scheduled rent increases, are recognized as rent expense where the Company is a lessee, or income where the Company is a lessor, as applicable, on a straight-line basis (“Straight-Line Rent”) over the applicable lease terms. There is a period under certain lease agreements referred to as a rent holiday (“Rent Holiday”) that generally begins on the possession date and ends on the rent commencement date. During a Rent Holiday, no cash rent payments are typically due under the terms of the lease; however, expense is recorded for that period on a straight-line basis. The excess of the Straight-Line Rent over the minimum rents paid is included in the ROU asset where the Company is a lessee. The excess of the Straight-Line Rent over the minimum rents received is recorded as a deferred lease asset and is included in “Other assets” where the Company is a lessor. Certain leases contain provisions, referred to as contingent rent (“Contingent Rent”), that require additional rental payments based upon restaurant sales volume. Contingent Rent is recognized each period as the liability is incurred or the asset is earned.

Lease cost for operating leases is recognized on a straight-line basis and includes the amortization of the ROU asset and interest expense related to the operating lease liability. Variable lease cost for operating leases includes Contingent Rent and payments for executory costs such as real estate taxes, insurance and common area maintenance, which are excluded from the measurement of the lease liability. Short-term lease cost for operating leases includes rental expense for leases with a term of less than 12 months. Lease costs are recorded in the condensed consolidated statements of operations based on the nature of the underlying lease as follows: (1) rental expense related to leases for Company-operated restaurants is recorded to “Cost of sales,” (2) rental expense for leased properties that are subsequently subleased to franchisees is recorded to “Franchise rental expense” and (3) rental expense related to leases for corporate offices and equipment is recorded to “General and administrative.”

Favorable and unfavorable lease amounts for operating leases where the Company is the lessor are recorded as components of “Other intangible assets” and “Other liabilities,” respectively. Favorable and unfavorable lease amounts are amortized on a straight-line basis over the term of the leases. When the expected term of a lease is determined to be shorter than the original amortization period, the favorable or unfavorable lease balance associated with the lease is adjusted to reflect the revised lease term.

Rental income and favorable and unfavorable lease amortization for operating leases on properties leased or subleased to franchisees is recorded to “Franchise rental income.” Lessees’ variable payments to the Company for executory costs under operating leases are recognized on a gross basis as “Franchise rental income” with a corresponding expense recorded to “Franchise rental expense.”

Finance Leases

Lease cost for finance leases includes the amortization of the ROU asset, which is amortized on a straight-line basis and recorded to “Depreciation and amortization,” and interest expense on the finance lease liability, which is calculated using the interest method and recorded to “Interest expense, net.”

Sales-Type and Direct Financing Leases

For sales-type and direct financing leases where the Company is the lessor, the Company records its investment in properties leased to franchisees on a net basis, which is comprised of the present value of the lease payments not yet received and the present value of the guaranteed and unguaranteed residual assets. The current and long-term portions of our net investment in sales-type and direct financing leases are included in “Accounts and notes receivable, net” and “Net investment in sales-type and direct financing leases,” respectively. Unearned income is recognized as interest income over the lease term and is included in “Interest expense, net.” Sales-type leases result in the recognition of gain or loss at the commencement of the lease, which is recorded to “Other operating income, net.” The gain or loss recognized upon commencement of the lease is directly affected by the Company’s estimate of the amount to be derived from the guaranteed and unguaranteed residual assets at the end of the lease term. The Company’s main component of this estimate is the expected fair value of the underlying assets, primarily the fair value of land. Lessees’ variable payments to the Company for executory costs under sales-type and direct financing leases are recognized on a gross basis as “Franchise rental income” with a corresponding expense recorded to “Franchise rental expense.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Significant Assumptions and Judgments

Management makes certain estimates and assumptions regarding each new lease and sublease agreement, renewal and amendment, including, but not limited to, property values, market rents, property lives, discount rates and probable term, all of which can impact (1) the classification and accounting for a lease or sublease as operating or finance, including sales-type and direct financing, (2) the Rent Holiday and escalations in payment that are taken into consideration when calculating Straight-Line Rent, (3) the term over which leasehold improvements for each restaurant are amortized and (4) the values and lives of adjustments to the initial ROU asset where the Company is the lessee, or favorable and unfavorable leases where the Company is the lessor. The amount of depreciation and amortization, interest and rent expense and income reported would vary if different estimates and assumptions were used.

Company as Lessee

The components of lease cost are as follows:

Three Months Ended
March 31, 2019
Finance lease cost:
Amortization of finance lease assets	$3,117
Interest on finance lease liabilities	6,753
9,870
Operating lease cost	24,643
Variable lease cost (a)	14,104
Short-term lease cost	1,126
Total operating lease cost (b)	39,873
Total lease cost	$49,743
_______________

(a)	Includes expenses for executory costs of $9,524, for which the Company is reimbursed by sublessees.

(b)
Includes $32,451 recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees and $6,593 recorded to “Cost of sales” for leases for Company-operated restaurants.

The following table includes supplemental cash flow and non-cash information related to leases:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$9,708
Operating cash flows from operating leases	23,312
Financing cash flows from finance leases	1,881
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	13,810
Operating lease liabilities	3,255

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table includes supplemental information related to leases:

March 31, 2019
Weighted-average remaining lease term (years):
Finance leases	17.8
Operating leases	15.9

Weighted average discount rate:
Finance leases	10.19%
Operating leases	5.10%

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of March 31, 2019:

	Finance Leases		Operating Leases
Fiscal Year	Company- Operated	Franchise and Other	Company- Operated	Franchise and Other
2019 (a)	$1,917	$34,251	$15,168	$54,760
2020	2,577	44,313	20,022	73,121
2021	2,687	45,706	19,764	73,067
2022	2,738	46,724	19,398	73,330
2023	2,690	48,389	19,376	73,407
Thereafter	34,441	688,400	200,962	853,051
Total minimum payments	$47,050	$907,783	$294,690	$1,200,736
Less interest	(22,400)	(464,458)	(93,278)	(400,752)
Present value of minimum lease payments (b) (c)	$24,650	$443,325	$201,412	$799,984
_______________

(a)	Represents future minimum rental payments for non-cancelable leases for the remainder of 2019.

(b)	The present value of minimum finance lease payments of $9,380 and $458,595 are included in “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively.

(c)
The present value of minimum operating lease payments of $43,657 and $957,739 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of December 30, 2018:

	Finance Leases		Operating Leases
Fiscal Year	Company- Operated	Franchise and Other	Company- Operated	Franchise and Other
2019	$1,962	$45,125	$20,174	$75,703
2020	1,978	43,969	20,052	73,320
2021	2,082	45,522	19,820	73,167
2022	2,114	46,573	19,530	73,300
2023	2,084	48,109	19,430	73,377
Thereafter	23,558	676,139	203,073	854,964
Total minimum payments	$33,778	$905,437	$302,079	$1,223,831
Less interest	(16,874)	(466,705)
Present value of minimum lease payments (a)	$16,904	$438,732
_______________

(a)	The present value of minimum finance lease payments of $8,405 and $447,231 are included in “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively.

Company as Lessor

The components of lease income are as follows:

Three Months Ended
March 31, 2019
Sales-type and direct-financing leases:
Selling profit	$1,934
Interest income	4,733

Operating lease income	$45,205
Variable lease income	13,247
Franchise rental income (a)	$58,452
_______________

(a)	Includes sublease income of $43,021 recognized during the three months ended March 31, 2019, of which $9,432 represents lessees’ variable payments to the Company for executory costs.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table illustrates the Company’s future minimum rental receipts for non-cancelable leases and subleases as of March 31, 2019:

	Sales-Type and Direct Financing Leases		Operating Leases
Fiscal Year	Subleases	Owned Properties	Subleases	Owned Properties
2019 (a)	$20,182	$1,543	$84,371	$39,451
2020	27,484	2,130	113,275	52,990
2021	28,522	2,162	114,167	54,561
2022	29,159	2,243	115,363	56,034
2023	30,193	2,287	116,342	56,239
Thereafter	466,197	28,031	1,367,503	859,548
Total future minimum receipts	601,737	38,396	$1,911,021	$1,118,823
Unearned interest income	(380,607)	(20,831)
Net investment in sales-type and direct financing leases (b)	$221,130	$17,565
_______________

(a)	Represents future minimum rental receipts for non-cancelable leases for the remainder of 2019.

(b)
The present value of minimum direct financing rental receipts of $2,269 and $236,426 are included in “Accounts and notes receivable, net” and “Net investment in sales-type and direct financing leases,” respectively. The present value of minimum direct financing rental receipts includes a net investment in unguaranteed residual assets of $233.

The following table illustrates the Company’s future minimum rental receipts for non-cancelable leases and subleases as of December 30, 2018:

	Sales-Type and Direct Financing Leases		Operating Leases
Fiscal Year	Subleases	Owned Properties	Subleases	Owned Properties
2019	$26,239	$1,937	$113,180	$52,527
2020	26,859	2,006	113,578	53,066
2021	27,904	2,043	114,447	54,615
2022	28,563	2,119	115,552	56,092
2023	29,512	2,159	116,463	56,284
Thereafter	448,851	26,404	1,372,646	858,755
Total future minimum receipts	587,928	36,668	$1,945,866	$1,131,339
Unearned interest income	(377,046)	(20,338)
Net investment in sales-type and direct financing leases (a)	$210,882	$16,330
_______________

(a)
The present value of minimum direct financing rental receipts of $735 and $226,477 are included in “Accounts and notes receivable, net” and “Net investment in sales-type and direct financing leases,” respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

March 31, 2019
Land	$281,571
Buildings and improvements	310,912
Restaurant equipment	2,120
594,603
Accumulated depreciation and amortization	(145,812)
$448,791

(14) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. During the three months ended March 31, 2019 and April 1, 2018, Wendy’s paid TimWen $3,855 and $2,872, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $52 and $54 during the three months ended March 31, 2019 and April 1, 2018, respectively, which has been included as a reduction to “General and administrative.”

(15) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $69,753 as of March 31, 2019. These leases extend through 2056. We have not received any notice of default related to these leases as of March 31, 2019. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Letters of Credit

As of March 31, 2019, the Company had outstanding letters of credit with various parties totaling $27,089. The outstanding letters of credit include amounts outstanding against the Series 2018-1 Class A-1 Notes. We do not expect any material loss to result from these letters of credit.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Purchase and Capital Commitments

Beverage Agreement

The Company has an agreement with a beverage vendor, which provides fountain beverage products and certain marketing support funding to the Company and its franchisees. This agreement requires minimum purchases of certain fountain beverages (“Fountain Beverages”) by the Company and its franchisees at certain agreed upon prices until the total contractual gallon volume usage is reached. This agreement also provides for an annual advance to be paid to the Company based on the vendor’s expectation of the Company’s annual Fountain Beverages usage, which is amortized over actual usage during the year. In January 2019, the Company amended its contract with the beverage vendor, which now expires at the later of reaching a threshold usage requirement or December 31, 2025. Beverage purchases made by the Company under this agreement during the three months ended March 31, 2019 were $2,414. As of March 31, 2019, the Company estimates future purchases to be approximately $7,500 for the remainder of 2019, $10,600 in 2020, $11,100 in 2021, $11,900 in 2022 and $12,500 in 2023 based on current pricing and the expected ratio of usage at Company-operated restaurants to usage at franchised restaurants.

(16) Legal and Environmental Matters

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

We previously described certain legal proceedings in the Form 10-K. There were no material developments in those legal proceedings during the three months ended March 31, 2019.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (the “Form 10-K”). There have been no material changes as of March 31, 2019 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

We adopted the new accounting guidance for leases effective December 31, 2018, which had a material impact on our condensed consolidated financial statements. Beginning with the first quarter of 2019, our financial condition and results of operations reflect adoption of the guidance; however, prior period results were not restated. See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Executive Overview

Our Business

As of March 31, 2019, the Wendy’s restaurant system was comprised of 6,710 restaurants, of which 358 were owned and operated by the Company. All of our Company-operated restaurants are located in the United States.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and decreased consumer spending levels, general economic and market trends and weather.

Wendy’s long-term growth opportunities include (1) systemwide same-restaurant sales growth through continuing core menu improvement, product innovation, customer count growth and strategic price increases on our menu items, (2) system investment in our Image Activation program, which includes innovative exterior and interior restaurant designs for our new and reimaged restaurants and focused execution of operational excellence, (3) growth in new restaurants, including global growth, (4) increased focus on consumer-facing digital platforms and technologies, (5) increased restaurant utilization in various dayparts, (6)

strengthening our operations through our system optimization initiative and (7) building stockholder value through financial management strategies.

Key Business Measures

We track our results of operations and manage our business using the following key business measures, which includes a non-GAAP financial measure:

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

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. The Company expects to realize a total G&A expense reduction through the plan of approximately $35.0 million. The Company expects to incur total costs aggregating approximately $32.0 million to $35.0 million, of which $23.0 million to $27.0 million will be cash expenditures, related to such savings. Costs related to the plan are recorded to “Reorganization and realignment costs.” The Company recognized costs totaling $0.8 million and $2.6 million during the first quarter of 2019 and 2018, respectively, which primarily included severance and related employee costs. The Company expects to incur additional costs associated with our G&A realignment plan aggregating approximately $3.5 million, comprised of (1) severance and related employee costs of approximately $0.5 million, (2) recruitment and relocation costs of approximately $1.5 million, (3) third-party and other costs of approximately $0.5 million and (4) share-based compensation of approximately $1.0 million. The Company expects to recognize the majority of the remaining costs associated with the plan during the remainder of 2019.

In May 2019, the Company announced changes to its leadership structure that includes the creation of two new positions, a President, U.S and Chief Commercial Officer and a President, International and Chief Development Officer. The Company expects to incur incremental reorganization and realignment costs associated with these leadership changes of approximately $2.5 million, of which approximately $1.5 million will be severance and related employee costs and approximately $1.0 million will be share-based compensation. This will increase total reorganization and realignment costs to approximately $34.5 million to $37.5 million. Also as a result of these changes, the Company’s chief operating decision maker is currently evaluating the Company’s management and operating structure and anticipates this evaluation will result in a change to its existing operating segment structure by the end of 2019.

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the first quarter of 2019 and 2018.

	First Quarter
	2019	2018	Change
Revenues:
Sales	$167.7	$153.7	$14.0
Franchise royalty revenue and fees	102.0	97.9	4.1
Franchise rental income	58.4	50.1	8.3
Advertising funds revenue	80.5	78.9	1.6
	408.6	380.6	28.0
Costs and expenses:
Cost of sales	142.6	132.2	10.4
Franchise support and other costs	6.0	6.2	(0.2)
Franchise rental expense	32.4	23.3	9.1
Advertising funds expense	80.5	78.9	1.6
General and administrative	49.3	50.4	(1.1)
Depreciation and amortization	33.2	32.1	1.1
System optimization (gains) losses, net	—	0.6	(0.6)
Reorganization and realignment costs	0.8	2.6	(1.8)
Impairment of long-lived assets	1.5	0.2	1.3
Other operating income, net	(4.0)	(1.2)	(2.8)
	342.3	325.3	17.0
Operating profit	66.3	55.3	11.0
Interest expense, net	(29.1)	(30.2)	1.1
Loss on early extinguishment of debt	—	(11.5)	11.5
Other income, net	2.7	0.8	1.9
Income before income taxes	39.9	14.4	25.5
(Provision for) benefit from income taxes	(8.0)	5.8	(13.8)
Net income	$31.9	$20.2	$11.7

	First Quarter
	2019	% of Total Revenues	2018	% of Total Revenues
Revenues:
Sales	$167.7	41.0%	$153.7	40.4%
Franchise royalty revenue and fees:
Royalty revenue	94.9	23.2%	89.9	23.6%
Franchise fees	7.1	1.8%	8.0	2.1%
Total franchise royalty revenue and fees	102.0	25.0%	97.9	25.7%
Franchise rental income	58.4	14.3%	50.1	13.2%
Advertising funds revenue	80.5	19.7%	78.9	20.7%
Total revenues	$408.6	100.0%	$380.6	100.0%

	First Quarter
	2019	% of Sales	2018	% of Sales
Cost of sales:
Food and paper	$52.2	31.1%	$48.9	31.8%
Restaurant labor	51.7	30.8%	46.8	30.5%
Occupancy, advertising and other operating costs	38.7	23.1%	36.5	23.8%
Total cost of sales	$142.6	85.0%	$132.2	86.1%

	First Quarter
	2019	% of Sales	2018	% of Sales
Restaurant margin	$25.1	15.0%	$21.5	13.9%

The tables below present key business measures which are defined and further discussed in the “Executive Overview” section included herein.

	First Quarter
	2019	2018
Key business measures:
North America same-restaurant sales growth:
Company-operated	2.1%	0.8%
Franchised	1.3%	1.7%
Systemwide	1.3%	1.6%

Global same-restaurant sales growth:
Company-operated	2.1%	0.8%
Franchised (a)	1.3%	1.8%
Systemwide (a)	1.4%	1.8%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela, and excluding Argentina in 2019, due to the impact of the highly inflationary economies of those countries).

	First Quarter
	2019	2018
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$167.7	$153.7
North America franchised	2,290.7	2,250.7
North America systemwide	2,458.4	2,404.4
International franchised (b)	132.9	127.2
Global systemwide	$2,591.3	$2,531.6
________________

(a)
During the first quarter of 2019 and 2018, North America systemwide sales increased 3.0% and 2.8%, respectively, international franchised sales increased 10.1% and 13.7%, respectively, and global systemwide sales increased 3.3% and 3.3%, respectively, on a constant currency basis.

(b)	Excludes Venezuela, and excludes Argentina in 2019, due to the impact of the highly inflationary economies of those countries.

	First Quarter
	Company-operated	North America Franchised	International Franchised	Systemwide
Restaurant count:
Restaurant count at December 30, 2018	353	5,825	533	6,711
Opened	—	29	14	43
Closed	—	(24)	(20)	(44)
Net purchased from (sold by) franchisees	5	(5)	—	—
Restaurant count at March 31, 2019	358	5,825	527	6,710

Sales	First Quarter
	2019	2018	Change
Sales	$167.7	$153.7	$14.0

The increase in sales for the first quarter of 2019 was primarily due to a net increase in the number of Company-operated restaurants in operation during 2019 compared to 2018, as well as a 2.1% increase in Company-operated same-restaurant sales. Company-operated same-restaurant sales improved due to an increase in our average per customer check amount, reflecting benefits from strategic price increases on our menu items and changes in product mix. These benefits were partially offset by a decrease in customer count.

Franchise Royalty Revenue and Fees	First Quarter
	2019	2018	Change
Royalty revenue	$94.9	$89.9	$5.0
Franchise fees	7.1	8.0	(0.9)
	$102.0	$97.9	$4.1

The increase in franchise royalty revenue during the first quarter of 2019 was primarily due to a 1.3% increase in franchise same-restaurant sales. Royalty revenue was also positively impacted by a net increase in the number of franchise restaurants in operation. The decrease in franchise fees during the first quarter of 2019 was primarily due to lower other miscellaneous franchise fees, partially offset by higher fees for providing information technology services to franchisees.

Franchise Rental Income	First Quarter
	2019	2018	Change
Franchise rental income	$58.4	$50.1	$8.3

The increase in franchise rental income during the first quarter of 2019 was primarily due to the adoption of new accounting guidance for leases. Under the new guidance, lessees’ payments to the Company for executory costs are recorded on a gross basis as revenue with a corresponding expense. See “Franchise Rental Expense” below.

Advertising Funds Revenue	First Quarter
	2019	2018	Change
Advertising funds revenue	$80.5	$78.9	$1.6

The Company maintains two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants in the U.S. and Canada. Franchisees make contributions to the national advertising funds based on a percentage of sales of the franchised restaurants. The increase in advertising funds revenue during the first quarter of 2019 was primarily due to a 1.3% increase in North America franchise same-restaurant sales, as well as a net increase in the number of North America franchise restaurants in operation. These increases were partially offset by reductions in advertising receipts under the Company’s new restaurant development incentive program.

Cost of Sales, as a Percent of Sales	First Quarter
	2019	2018	Change
Food and paper	31.1%	31.8%	(0.7)%
Restaurant labor	30.8%	30.5%	0.3%
Occupancy, advertising and other operating costs	23.1%	23.8%	(0.7)%
	85.0%	86.1%	(1.1)%

The decrease in cost of sales, as a percent of sales, during the first quarter of 2019 was primarily due to the benefit of strategic price increases on our menu items and changes in product mix. These benefits were partially offset by an increase in restaurant labor rates and a decrease in customer count.

Franchise Support and Other Costs	First Quarter
	2019	2018	Change
Franchise support and other costs	$6.0	$6.2	$(0.2)

Franchise support and other costs are primarily comprised of costs incurred to provide information technology and other services to our franchisees.

Franchise Rental Expense	First Quarter
	2019	2018	Change
Franchise rental expense	$32.4	$23.3	$9.1

The increase in franchise rental expense during the first quarter of 2019 was primarily due to the adoption of new accounting guidance for leases. Under the new guidance, lessees’ payments to the Company for executory costs are recorded on a gross basis as revenue with a corresponding expense. See “Franchise Rental Income” above.

Advertising Funds Expense	First Quarter
	2019	2018	Change
Advertising funds expense	$80.5	$78.9	$1.6

The increase in advertising funds expense during the first quarter of 2019 was due to the same factors as described above for advertising funds revenue. On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue.

General and Administrative	First Quarter
	2019	2018	Change
Employee compensation and related expenses	$41.0	$41.5	$(0.5)
Other, net	8.3	8.9	(0.6)
	$49.3	$50.4	$(1.1)

The decrease in general and administrative expenses during the first quarter of 2019 was primarily due to lower employee compensation and related expenses, reflecting changes in staffing driven by our G&A realignment plan, partially offset by additional expenditures to support our digital experience and international organizations.

Depreciation and Amortization	First Quarter
	2019	2018	Change
Restaurants	$21.9	$20.7	$1.2
Corporate and other	11.3	11.4	(0.1)
	$33.2	$32.1	$1.1

The increase in restaurant depreciation and amortization during the first quarter of 2019 was primarily due to an increase in accelerated depreciation on existing assets that are being replaced as part of our Image Activation program.

System Optimization (Gains) Losses, Net	First Quarter
	2019	2018	Change
System optimization (gains) losses, net	$—	$0.6	$(0.6)

System optimization (gains) losses, net for the first quarter 2018 were comprised of losses on the sale of surplus properties and post-closing adjustments on previous sales of restaurants.

Reorganization and Realignment Costs	First Quarter
	2019	2018	Change
G&A realignment	$0.8	$2.6	$(1.8)

In May 2017, the Company initiated a G&A realignment plan to further reduce its G&A expenses. During the first quarter of 2019, the Company recognized costs associated with the plan totaling $0.8 million, which primarily included (1) severance and related employee costs of $0.5 million, (2) share-based compensation of $0.2 million and (3) recruitment and relocation costs of $0.1 million. During the first quarter of 2018, the Company recognized costs associated with the plan totaling $2.6 million, which primarily included (1) severance and related employee costs of $2.1 million, (2) third-party and other costs of $0.3 million and (3) share-based compensation of $0.1 million.

Impairment of Long-Lived Assets	First Quarter
	2019	2018	Change
Impairment of long-lived assets	$1.5	$0.2	$1.3

The change in impairment charges during the first quarter of 2019 was primarily driven by variations in losses resulting from closing Company-operated restaurants and classifying such surplus properties as held for sale.

Other Operating Income, Net	First Quarter
	2019	2018	Change
Gains on sales-type leases	$(1.9)	$—	$(1.9)
Lease buyout	(0.2)	0.6	(0.8)
Other, net	(1.9)	(1.8)	(0.1)
	$(4.0)	$(1.2)	$(2.8)

The change in other operating income, net during the first quarter of 2019 was primarily due to (1) gains on new and modified sales-type leases as a result of the new accounting guidance for leases and (2) lease buyout activity.

Interest Expense, Net	First Quarter
	2019	2018	Change
Interest expense, net	$29.1	$30.2	$(1.1)

Interest expense, net decreased during the first quarter of 2019 primarily due to the timing of interest expense on the Company’s finance lease obligations.

Loss on Early Extinguishment of Debt	First Quarter
	2019	2018	Change
Loss on early extinguishment of debt	$—	$11.5	$(11.5)

During the first quarter of 2018, the Company incurred a loss on the early extinguishment of debt as a result of redeeming the outstanding Series 2015-1 Class A-2-I Notes with the proceeds from the sale of the Series 2018-1 Class A-2 Notes in connection with the refinancing of a portion of our securitized financing facility. The loss on the early extinguishment of debt of $11.5 million was comprised of the write-off of certain deferred financing costs and a specified make-whole payment.

Other Income, Net	First Quarter
	2019	2018	Change
Other income, net	$2.7	$0.8	$1.9

Other income, net increased during the first quarter of 2019 primarily due to higher interest income earned on our cash equivalents.

(Provision for) Benefit from Income Taxes	First Quarter
	2019	2018	Change
Income before income taxes	$39.9	$14.4	$25.5
(Provision for) benefit from income taxes	(8.0)	5.8	(13.8)
Effective tax rate on income	20.0%	(40.5)%	60.5%

Our effective tax rates in the first quarter of 2019 and 2018 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year, include the following: (1) net excess tax benefits related to share-based payments, which resulted in a benefit of $2.0 million in the first quarter of 2019 and a benefit of $6.1 million for the first quarter of 2018, (2) a change to our provisional amount, recorded in the first quarter of 2018, for the impact of the Tax Cuts and Jobs Act (the “Tax Act”), which resulted in a benefit of $3.6 million, and (3) state income taxes.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to stockholders.

Our anticipated cash requirements for the remainder of 2019, exclusive of operating cash flow requirements, consist principally of:

•	capital expenditures of approximately $64.0 million to $69.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $75.0 million to $80.0 million;

•	cash dividends aggregating up to approximately $69.2 million as discussed below in “Dividends;” and

•	potential stock repurchases of up to $217.1 million, of which $5.7 million was repurchased subsequent to March 31, 2019 through May 1, 2019, as discussed below in “Stock Repurchases.”

Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

The table below summarizes our cash flows from operating, investing and financing activities for the first three months of 2019 and 2018:

	First Quarter
	2019	2018	Change
Net cash provided by (used in):
Operating activities	$62.0	$68.7	$(6.7)
Investing activities	(15.9)	(11.1)	(4.8)
Financing activities	(62.5)	(25.7)	(36.8)
Effect of exchange rate changes on cash	1.9	(2.5)	4.4
Net (decrease) increase in cash, cash equivalents and restricted cash	$(14.5)	$29.4	$(43.9)

Operating Activities

Cash provided by operating activities was $62.0 million and $68.7 million in the first quarter of 2019 and 2018, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities decreased $6.7 million during the first quarter of 2019 as compared to the first quarter of 2018, primarily due to (1) the timing of collections of royalty receivables and (2) the timing of payments for marketing expenses of the national advertising funds. These unfavorable changes were partially offset by (1) higher net income, adjusted for non-cash expenses, and (2) a decrease in payments for incentive compensation.

Investing Activities

Cash used in investing activities increased $4.8 million during the first quarter of 2019 as compared to the first quarter of 2018, primarily due to an increase in cash used for the Company’s acquisition of restaurants from franchisees of $5.1 million and an increase in capital expenditures of $0.6 million. These changes were partially offset by an increase in proceeds received from notes receivable due from franchisees of $1.1 million.

Financing Activities

Cash used in financing activities increased $36.8 million during the first quarter of 2019 as compared to the first quarter of 2018, primarily due to (1) a net decrease in cash provided by long-term debt activities of $46.2 million, reflecting the completion of a refinancing transaction during the first quarter of 2018, (2) an increase in dividends of $2.7 million and (3) a decrease in proceeds from stock option exercises, net of payments related to tax withholding for share-based compensation, of $1.9 million. These changes were partially offset by (1) a decrease in repurchases of common stock of $8.4 million and (2) the settlement of a supplemental purchase price liability associated with the acquisition of 140 Wendy’s restaurants from DavCo Restaurants, LLC of $6.1 million during the first quarter of 2018.

Dividends

On March 15, 2019 the Company paid quarterly cash dividends of $0.10 per share on its common stock, aggregating $23.1 million. On May 8, 2019, the Company declared a dividend of $0.10 per share to be paid on June 17, 2019 to stockholders of record as of June 3, 2019. If the Company pays regular quarterly cash dividends for the remainder of 2019 at the same rate as declared in the second quarter of 2019, the Company’s total cash requirement for dividends for the remainder of 2019 would be approximately $69.2 million based on the number of shares of its common stock outstanding at May 1, 2019. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2019, our Board of Directors authorized a repurchase program for up to $225.0 million of our common stock through March 1, 2020, when and if market conditions warrant and to the extent legally permissible. In connection with the February 2019 authorization, the Company’s previous November 2018 repurchase authorization for up to $220.0 million of our common stock was canceled. During the three months ended March 31, 2019, the Company repurchased 1.7 million shares with an aggregate purchase price of $29.3 million, of which $0.3 million was accrued at March 31, 2019, and excluding commissions, under the November 2018 and February 2019 authorizations. As of March 31, 2019, the Company had $217.1 million of availability remaining under its February 2019 authorization. Subsequent to March 31, 2019 through May 1, 2019, the Company repurchased 0.3 million shares under the February 2019 authorization with an aggregate purchase price of $5.7 million, excluding commissions.

In February 2018, our Board of Directors authorized a repurchase program for up to $175.0 million of our common stock through March 3, 2019, when and if market conditions warranted and to the extent legally permissible. During the three months ended April 1, 2018, the Company repurchased 1.0 million shares with an aggregate purchase price of $16.7 million, of which $1.3 million was accrued at April 1, 2018, and excluding commissions. Additionally, during the three months ended April 1, 2018, the Company completed its previous February 2017 repurchase authorization for up to $150.0 million of our common stock with the repurchase of 1.4 million shares with an aggregate purchase price of $22.6 million, excluding commissions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2019, there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 30, 2018.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2019. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The Company completed implementation of a new lease accounting system for its adoption of the new lease accounting standard in the first quarter of 2019. Internal controls and processes have been designed to address changes in the business applications and financial processes as a result of this implementation. There were no other changes in the internal control over financial reporting of the Company during the first quarter of 2019 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•
risks associated with failures, interruptions or security breaches of our computer systems or technology, or the occurrence of cyber incidents or a deficiency in cybersecurity that impacts us or our franchisees, including the cybersecurity incident described in the Company’s Annual Report on Form 10-K filed with the SEC on February 27, 2019 (the “Form 10-K”);

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

•	risks associated with the amount and timing of share repurchases under share repurchase programs approved by our Board of Directors;

•	risks associated with the proposed settlement of the Financial Institutions case described in the Form 10-K, including the timing and amount of payments;

•	risks associated with our digital commerce strategy, platforms and technologies, including our ability to adapt to changes in industry trends and consumer preferences;

•	risks associated with our evolving organizational and leadership structure; and

•
other risks and uncertainties affecting us and our subsidiaries referred to in the Form 10-K (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Our success depends in part upon the continued succession and retention of certain key personnel and the effectiveness of our leadership structure.

We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our senior management team.  Our failure to retain members of our senior management team in the future could adversely affect our ability to build on the efforts we have undertaken to increase the efficiency and profitability of our business.  In addition, changes to our leadership and organizational structure can be inherently difficult to manage and if the Company is unable to implement any such changes effectively, our business and financial results could be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first quarter of 2019:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
December 31, 2018 through February 3, 2019	952,531	$16.52	944,894	$131,809,733
February 4, 2019 through March 3, 2019	783,530	$17.43	441,040	$223,112,505
March 4, 2019 through March 31, 2019	359,293	$16.77	358,137	$217,111,625
Total	2,095,354	$16.91	1,744,071	$217,111,625

(1)
Includes 351,283 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In February 2019, our Board of Directors authorized a repurchase program for up to $225.0 million of our common stock through March 1, 2020, when and if market conditions warrant and to the extent legally permissible. In connection with the February 2019 authorization, the Company’s previous November 2018 repurchase authorization for up to $220.0 million of our common stock was canceled.

Subsequent to March 31, 2019 through May 1, 2019, the Company repurchased 0.3 million shares under the February 2019 authorization with an aggregate purchase price of $5.7 million, excluding commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Form of Long-Term Performance Unit Award Agreement for 2019 under The Wendy’s Company 2010 Omnibus Award Plan.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: May 8, 2019	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: May 8, 2019	By: /s/ Leigh A. Burnside
Leigh A. Burnside
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)