Form 10-Q
period 2019-06-30
Wendy's Co
filed 2019-08-07
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number: 1-2207
THE WENDY'S COMPANY
(Exact name of registrant as specified in its charter)

Delaware		38-0471180
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Dave Thomas Blvd.
Dublin,	Ohio	43017
(Address of principal executive offices)		(Zip Code)

(614) 764-3100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.10 par value	WEN	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

There were 230,603,094 shares of The Wendy’s Company common stock outstanding as of July 31, 2019.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	June 30, 2019	December 30, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$426,216	$431,405
Restricted cash	29,494	29,860
Accounts and notes receivable, net	101,083	109,805
Inventories	3,546	3,687
Prepaid expenses and other current assets	18,622	14,452
Advertising funds restricted assets	93,422	76,509
Total current assets	672,383	665,718
Properties	992,302	1,023,267
Finance lease assets	197,691	189,969
Operating lease assets	895,280	—
Goodwill	755,887	747,884
Other intangible assets	1,257,323	1,294,153
Investments	47,920	47,660
Net investment in sales-type and direct financing leases	241,584	226,477
Other assets	103,523	96,907
Total assets	$5,163,893	$4,292,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22,750	$23,250
Current portion of finance lease liabilities	9,917	8,405
Current portion of operating lease liabilities	43,321	—
Accounts payable	17,315	21,741
Accrued expenses and other current liabilities	148,852	150,636
Advertising funds restricted liabilities	99,120	80,153
Total current liabilities	341,275	284,185
Long-term debt	2,274,967	2,305,552
Long-term finance lease liabilities	465,226	447,231
Long-term operating lease liabilities	931,033	—
Deferred income taxes	271,283	269,160
Deferred franchise fees	91,588	92,232
Other liabilities	140,473	245,226
Total liabilities	4,515,845	3,643,586
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 231,092 and 231,233 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,883,484	2,884,696
Retained earnings	163,249	146,277
Common stock held in treasury, at cost; 239,332 and 239,191 shares, respectively	(2,393,914)	(2,367,893)
Accumulated other comprehensive loss	(51,813)	(61,673)
Total stockholders’ equity	648,048	648,449
Total liabilities and stockholders’ equity	$5,163,893	$4,292,035
See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(Unaudited)
Revenues:
Sales	$181,050	$167,344	$348,747	$320,993
Franchise royalty revenue and fees	109,125	107,559	211,078	205,467
Franchise rental income	58,561	51,529	117,013	101,636
Advertising funds revenue	86,612	84,570	167,093	163,470
	435,348	411,002	843,931	791,566
Costs and expenses:
Cost of sales	151,092	138,154	293,671	270,373
Franchise support and other costs	4,066	7,031	10,084	13,204
Franchise rental expense	28,027	24,306	60,478	47,569
Advertising funds expense	88,667	84,570	169,148	163,470
General and administrative	50,784	49,163	100,097	99,519
Depreciation and amortization	31,484	33,427	64,669	65,579
System optimization (gains) losses, net	(110)	(92)	(122)	478
Reorganization and realignment costs	3,570	3,124	4,368	5,750
Impairment of long-lived assets	198	1,603	1,684	1,809
Other operating income, net	(3,003)	(1,767)	(6,985)	(2,930)
	354,775	339,519	697,092	664,821
Operating profit	80,573	71,483	146,839	126,745
Interest expense, net	(29,931)	(30,136)	(59,013)	(60,314)
Loss on early extinguishment of debt	(7,150)	—	(7,150)	(11,475)
Other income, net	2,247	917	4,947	1,661
Income before income taxes	45,739	42,264	85,623	56,617
Provision for income taxes	(13,353)	(12,388)	(21,343)	(6,582)
Net income	$32,386	$29,876	$64,280	$50,035

Net income per share
Basic	$.14	$.13	$.28	$.21
Diluted	$.14	$.12	$.27	$.20

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
	(Unaudited)
Net income	$32,386	$29,876	$64,280	$50,035
Other comprehensive income (loss), net:
Foreign currency translation adjustment	3,835	(4,325)	9,860	(10,369)
Change in unrecognized pension loss:
Unrealized gains arising during the period	—	—	—	156
Income tax provision	—	—	—	(39)
	—	—	—	117
Other comprehensive income (loss), net	3,835	(4,325)	9,860	(10,252)
Comprehensive income	$36,221	$25,551	$74,140	$39,783

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 30, 2018	$47,042	$2,884,696	$146,277	$(2,367,893)	$(61,673)	$648,449
Net income	—	—	31,894	—	—	31,894
Other comprehensive income, net	—	—	—	—	6,025	6,025
Cash dividends	—	—	(23,069)	—	—	(23,069)
Repurchases of common stock	—	—	—	(29,370)	—	(29,370)
Share-based compensation	—	5,022	—	—	—	5,022
Common stock issued upon exercises of stock options	—	(205)	—	9,053	—	8,848
Common stock issued upon vesting of restricted shares	—	(8,874)	—	2,819	—	(6,055)
Cumulative effect of change in accounting principle	—	—	(1,105)	—	—	(1,105)
Other	—	24	(6)	37	—	55
Balance at March 31, 2019	$47,042	$2,880,663	$153,991	$(2,385,354)	$(55,648)	$640,694
Net income	—	—	32,386	—	—	32,386
Other comprehensive income, net	—	—	—	—	3,835	3,835
Cash dividends	—	—	(23,124)	—	—	(23,124)
Repurchases of common stock	—	—	—	(20,391)	—	(20,391)
Share-based compensation	—	4,986	—	—	—	4,986
Common stock issued upon exercises of stock options	—	(339)	—	10,830	—	10,491
Common stock issued upon vesting of restricted shares	—	(1,852)	—	964	—	(888)
Other	—	26	(4)	37	—	59
Balance at June 30, 2019	$47,042	$2,883,484	$163,249	$(2,393,914)	$(51,813)	$648,048

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 31, 2017	$47,042	$2,885,955	$(163,289)	$(2,150,307)	$(46,198)	$573,203
Net income	—	—	20,159	—	—	20,159
Other comprehensive loss, net	—	—	—	—	(5,927)	(5,927)
Cash dividends	—	—	(20,355)	—	—	(20,355)
Repurchases of common stock	—	—	—	(39,407)	—	(39,407)
Share-based compensation	—	4,458	—	—	—	4,458
Common stock issued upon exercises of stock options	—	(7,460)	—	11,038	—	3,578
Common stock issued upon vesting of restricted shares	—	(4,170)	—	1,620	—	(2,550)
Cumulative effect of change in accounting principle	—	—	(70,210)	—	—	(70,210)
Other	—	21	(5)	32	—	48
Balance at April 1, 2018	$47,042	$2,878,804	$(233,700)	$(2,177,024)	$(52,125)	$462,997
Net income	—	—	29,876	—	—	29,876
Other comprehensive loss, net	—	—	—	—	(4,325)	(4,325)
Cash dividends	—	—	(20,290)	—	—	(20,290)
Repurchases of common stock	—	—	—	(45,787)	—	(45,787)
Share-based compensation	—	5,133	—	—	—	5,133
Common stock issued upon exercises of stock options	—	396	—	2,840	—	3,236
Common stock issued upon vesting of restricted shares	—	(1,199)	—	828	—	(371)
Other	—	33	(6)	43	—	70
Balance at July 1, 2018	$47,042	$2,883,167	$(224,120)	$(2,219,100)	$(56,450)	$430,539

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30, 2019	July 1, 2018
	(Unaudited)
Cash flows from operating activities:
Net income	$64,280	$50,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,669	65,579
Share-based compensation	10,008	9,591
Impairment of long-lived assets	1,684	1,809
Deferred income tax	3,422	(2,508)
Non-cash rental expense (income), net	11,519	(6,239)
Change in operating lease liabilities	(20,983)	—
Net receipt of deferred vendor incentives	5,312	4,904
System optimization (gains) losses, net	(122)	478
Distributions received from joint ventures, net of equity in earnings	2,099	2,108
Long-term debt-related activities, net	10,799	15,036
Changes in operating assets and liabilities and other, net	1,373	7,628
Net cash provided by operating activities	154,060	148,421
Cash flows from investing activities:
Capital expenditures	(25,484)	(23,898)
Acquisitions	(5,052)	—
Dispositions	1,240	1,814
Proceeds from sale of investments	130	—
Notes receivable, net	(750)	(538)
Payments for investments	—	(13)
Net cash used in investing activities	(29,916)	(22,635)
Cash flows from financing activities:
Proceeds from long-term debt	850,000	930,809
Repayments of long-term debt	(877,876)	(878,849)
Repayments of finance lease liabilities	(3,521)	(2,784)
Deferred financing costs	(14,008)	(17,340)
Repurchases of common stock	(50,781)	(84,307)
Dividends	(46,193)	(40,645)
Proceeds from stock option exercises	19,160	13,197
Payments related to tax withholding for share-based compensation	(6,957)	(9,269)
Contingent consideration payment	—	(6,100)
Net cash used in financing activities	(130,176)	(95,288)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(6,032)	30,498
Effect of exchange rate changes on cash	3,866	(4,401)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,166)	26,097
Cash, cash equivalents and restricted cash at beginning of period	486,512	212,824
Cash, cash equivalents and restricted cash at end of period	$484,346	$238,921

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Six Months Ended
	June 30, 2019	July 1, 2018
	(Unaudited)
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$5,398	$7,463
Finance leases	23,534	1,904

	June 30, 2019	December 30, 2018
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$426,216	$431,405
Restricted cash	29,494	29,860
Restricted cash, included in Advertising funds restricted assets	28,636	25,247
Total cash, cash equivalents and restricted cash	$484,346	$486,512

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of June 30, 2019, the results of our operations for the three and six months ended June 30, 2019 and July 1, 2018 and cash flows for the six months ended June 30, 2019 and July 1, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full 2019 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (the “Form 10-K”).

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

Cloud Computing

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

Nonemployee Share-Based Payments

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

In connection with the adoption of the standard, the Company has reclassified finance lease ROU assets to “Finance lease assets,” which were previously recorded to “Properties.” The Company also reclassified the current and long-term finance lease liabilities to “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively, which were previously recorded to “Current portion of long-term debt” and “Long-term debt,” respectively. The prior period reflects the reclassifications of these assets and liabilities to conform to the current year presentation.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(3) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by primary geographical market and source:

	U.S.	Canada	Other International	Total
Three Months Ended June 30, 2019
Sales at Company-operated restaurants	$181,050	$—	$—	$181,050
Franchise royalty revenue	91,430	6,304	5,087	102,821
Franchise fees	5,716	708	(120)	6,304
Franchise rental income	50,041	8,520	—	58,561
Advertising funds revenue	81,437	5,175	—	86,612
Total revenues	$409,674	$20,707	$4,967	$435,348

Six Months Ended June 30, 2019
Sales at Company-operated restaurants	$348,747	$—	$—	$348,747
Franchise royalty revenue	175,808	11,812	10,044	197,664
Franchise fees	11,725	1,120	569	13,414
Franchise rental income	100,706	16,307	—	117,013
Advertising funds revenue	157,418	9,675	—	167,093
Total revenues	$794,404	$38,914	$10,613	$843,931

Three Months Ended July 1, 2018
Sales at Company-operated restaurants	$167,344	$—	$—	$167,344
Franchise royalty revenue	87,224	6,073	4,861	98,158
Franchise fees	7,011	2,275	115	9,401
Franchise rental income	44,881	6,648	—	51,529
Advertising funds revenue	79,485	5,085	—	84,570
Total revenues	$385,945	$20,081	$4,976	$411,002

Six Months Ended July 1, 2018
Sales at Company-operated restaurants	$320,993	$—	$—	$320,993
Franchise royalty revenue	167,446	11,436	9,219	188,101
Franchise fees	14,096	2,921	349	17,366
Franchise rental income	89,146	12,490	—	101,636
Advertising funds revenue	153,899	9,571	—	163,470
Total revenues	$745,580	$36,418	$9,568	$791,566

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	June 30, 2019 (a)	December 30, 2018 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$43,398	$40,300
Receivables, which are included in “Advertising funds restricted assets”	49,308	47,332
Deferred franchise fees (c)	101,267	102,205
_______________

(a)
Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)	Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)
Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $9,679 and $91,588 as of June 30, 2019, respectively, and $9,973 and $92,232 as of December 30, 2018, respectively.

Significant changes in deferred franchise fees are as follows:

	Six Months Ended
	June 30, 2019	July 1, 2018
Deferred franchise fees at beginning of period	$102,205	$102,492
Revenue recognized during the period	(4,609)	(5,127)
New deferrals due to cash received and other	3,671	6,358
Deferred franchise fees at end of period	$101,267	$103,723

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2019 (a)	$4,260
2020	7,025
2021	5,985
2022	5,782
2023	5,527
Thereafter	72,688
$101,267
_______________

(a)	Represents franchise fees expected to be recognized for the remainder of 2019, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) Acquisitions

During the six months ended June 30, 2019, the Company acquired five restaurants from franchisees for total net cash consideration of $5,052. The Company did not incur any material acquisition-related costs associated with the acquisitions and such transactions were not significant to our condensed consolidated financial statements. The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for restaurants acquired from franchisees:

Six Months Ended
June 30, 2019
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

(5) System Optimization (Gains) Losses, Net

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to reduce its ownership below the approximately 5% level, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages.

During the six months ended July 1, 2018, the Company completed the sale of three Company-operated restaurants to a franchisee and facilitated 64 Franchise Flips. During the six months ended June 30, 2019, no Company-operated restaurants were sold to franchisees and no Franchise Flips were facilitated by the Company.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Gain on sale of restaurants, net (a)	$—	$89	$—	$89
Post-closing adjustments on sales of restaurants (b)	62	(13)	54	(225)
Gain (loss) on sales of other assets, net (c)	48	16	68	(342)
System optimization gains (losses), net	$110	$92	$122	$(478)
_______________

(a)
During the three and six months ended July 1, 2018, the Company received cash proceeds of $1,436 from the sale of three Company-operated restaurants. The value of the net assets that were included in the sale totaled $1,139 and consisted primarily of equipment. In addition, goodwill of $208 was written off in connection with the sale.

(b)	The six months ended July 1, 2018 includes cash proceeds, net of payments of $6.

(c)
During the three and six months ended June 30, 2019, the Company received cash proceeds of $1,240, primarily from the sale of surplus properties. During the three and six months ended July 1, 2018, the Company received cash proceeds of $27 and $372, respectively, primarily from the sale of surplus properties.

Assets Held for Sale

As of June 30, 2019 and December 30, 2018, the Company had assets held for sale of $2,952 and $2,435, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(6) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
G&A realignment	$3,517	$3,120	$4,299	$5,746
System optimization initiative	53	4	69	4
Reorganization and realignment costs	$3,570	$3,124	$4,368	$5,750

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. Additionally, the Company announced in May 2019 changes to its leadership structure that includes the creation of two new positions, a President, U.S and Chief Commercial Officer and a President, International and Chief Development Officer, and the elimination of the Chief Operations Officer position. During the six months ended June 30, 2019 and July 1, 2018, the Company recognized costs related to the plan totaling $4,299 and $5,746, respectively, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $1,700, comprised of (1) severance and related employee costs of approximately $100, (2) recruitment and relocation costs of approximately $1,000, (3) third-party and other costs of approximately $100 and (4) share-based compensation of approximately $500, the majority of which the Company expects to recognize during the remainder of 2019. The Company expects to incur total costs aggregating approximately $35,000 to $38,000 related to the plan.

As a result of the leadership changes described above, the Company is currently evaluating its management and operating structure and anticipates this evaluation will result in a change to its existing operating segment structure by the end of 2019.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded as a result of the G&A realignment plan:

	Three Months Ended		Six Months Ended		Total Incurred Since Inception
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Severance and related employee costs	$2,130	$1,052	$2,602	$3,111	$21,355
Recruitment and relocation costs	482	360	596	508	2,162
Third-party and other costs	71	604	87	932	2,197
	2,683	2,016	3,285	4,551	25,714
Share-based compensation (a)	834	1,104	1,014	1,195	7,698
Termination of defined benefit plans	—	—	—	—	1,335
Total G&A realignment	$3,517	$3,120	$4,299	$5,746	$34,747
_______________

(a)	Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our G&A realignment plan.

The accruals for our G&A realignment plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $4,835 and $607 as of June 30, 2019, respectively, and $7,985 and $2,107 as of July 1, 2018, respectively. The tables below present a rollforward of our accruals for the plan.

	Balance December 30, 2018	Charges	Payments	Balance June 30, 2019
Severance and related employee costs	$7,241	$2,602	$(4,724)	$5,119
Recruitment and relocation costs	83	596	(356)	323
Third-party and other costs	—	87	(87)	—
	$7,324	$3,285	$(5,167)	$5,442

	Balance December 31, 2017	Charges	Payments	Balance July 1, 2018
Severance and related employee costs	$12,093	$3,111	$(5,326)	$9,878
Recruitment and relocation costs	177	508	(471)	214
Third-party and other costs	—	932	(932)	—
	$12,270	$4,551	$(6,729)	$10,092

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. The Company has incurred costs of $72,261 under the initiative since inception and expects to incur additional costs of approximately $500 during the remainder of 2019, which are primarily comprised of professional fees.

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

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Six Months Ended
	June 30, 2019	July 1, 2018
Balance at beginning of period	$47,021	$55,363

Investment	—	13

Equity in earnings for the period	6,048	4,827
Amortization of purchase price adjustments (a)	(1,129)	(1,179)
	4,919	3,648
Distributions received	(7,018)	(5,756)
Foreign currency translation adjustment included in “Other comprehensive income (loss), net” and other	2,359	(1,763)
Balance at end of period	$47,281	$51,505
_______________

(a)	Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(8) Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2019	December 30, 2018
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	$400,000	$—
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	450,000	—
Series 2018-1 Class A-2 Notes:
3.573% Series 2018-1 Class A-2-I Notes, anticipated repayment date 2025	443,250	445,500
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	467,875	470,250
Series 2015-1 Class A-2 Notes:
4.080% Series 2015-1 Class A-2-II Notes, repaid in connection with the June 2019 refinancing	—	870,750
4.497% Series 2015-1 Class A-2-III Notes, anticipated repayment date 2025	481,250	483,750
7% debentures, due in 2025	91,403	90,769
Unamortized debt issuance costs	(36,061)	(32,217)
	2,297,717	2,328,802
Less amounts payable within one year	(22,750)	(23,250)
Total long-term debt	$2,274,967	$2,305,552

On June 26, 2019, Wendy’s Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of the Company, completed a debt refinancing transaction under which the Master Issuer issued fixed rate senior secured notes in the following 2019-1 series: Class A-2-I with an initial principal amount of $400,000 and Class A-2-II with an initial principal amount of $450,000 (collectively, the “Series 2019-1 Class A-2 Notes”). Interest payments on the Series 2019-1 Class A-2 Notes are payable on a quarterly basis. The legal final maturity date of the Series 2019-1 Class A-2 Notes is in June 2049. If the Master Issuer has not repaid or refinanced the Series 2019-1 Class A-2 Notes prior to the respective anticipated repayment date, additional interest will accrue on each tranche of the Series 2019-1 Class A-2 Notes at a rate equal to the greater of (A) 5.00% per annum and (B) a per annum interest rate equal to the amount, if any, by which the sum of (i) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on such anticipated repayment date of the United States Treasury Security having a term closest to 10 years, plus (ii) 5.00%, plus (iii) (1) with respect to the Series 2019-1 Class A-2-I Notes, 1.863%, and (2) with respect to the Series 2019-1 Class A-2-II Notes, 2.051%, exceeds the original interest rate with respect to such tranche. The Master Issuer’s outstanding Series 2015-1 Class A-2-II Notes were repaid as part of the refinancing transaction. As a result, the Company recorded a loss on early extinguishment of debt of $7,150 during the three months ended June 30, 2019, which was comprised of the write-off of certain unamortized deferred financing costs. The Series 2019-1 Class A-2 Notes have scheduled principal payments of $4,250 in 2019, $8,500 annually from 2020 through 2025, $378,500 in 2026, $4,500 in each of 2027 and 2028 and $407,250 in 2029.

In connection with the issuance of the Series 2019-1 Class A-2 Notes, the Master Issuer also entered into a revolving financing facility of Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2019-1 Class A-1 Notes” and, together with the Series 2019-1 Class A-2 Notes, the “Series 2019-1 Senior Notes”), which allows for the drawing of up to $150,000 on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2019-1 Class A-1 Notes during the three months ended June 30, 2019. The Series 2019-1 Class A-1 Notes replaced the Company’s $150,000 Series 2018-1 Class A-1 Notes, which were canceled on the closing date, and the letters of credit outstanding against the Series 2018-1 Class A-1 Notes were transferred to the Series 2019-1 Class A-1 Notes.

The Series 2019-1 Senior Notes are secured by substantially all of the assets of the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors (the “Guarantors”), excluding certain real estate assets and subject to certain limitations. The Series 2019-1 Senior Notes are subject to the same series of covenants and restrictions as the Company’s outstanding Series 2018-1 Class A-2 Notes and Series 2015-1 Class A-2 Notes.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

During the three and six months ended June 30, 2019, the Company incurred debt issuance costs of $14,008 in connection with the issuance of the Series 2019-1 Senior Notes. The debt issuance costs will be amortized to “Interest expense, net” through the anticipated repayment dates of the Series 2019-1 Senior Notes utilizing the effective interest rate method.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. Neither the Company nor Wendy’s is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations. During the six months ended July 1, 2018, the Company borrowed $5,809 and repaid $7,096 under the line of credit. There were no borrowings or repayments under the line of credit during the six months ended June 30, 2019.

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2019		December 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$221,818	$221,818	$222,228	$222,228	Level 1
Other investments in equity securities (a)	639	1,945	639	2,181	Level 3

Financial liabilities
Series 2019-1 Class A-2-I Notes (b)	400,000	402,704	—	—	Level 2
Series 2019-1 Class A-2-II Notes (b)	450,000	453,146	—	—	Level 2
Series 2018-1 Class A-2-I Notes (b)	443,250	446,747	445,500	424,026	Level 2
Series 2018-1 Class A-2-II Notes (b)	467,875	469,756	470,250	439,353	Level 2
Series 2015-1 Class A-2-II Notes (b)	—	—	870,750	865,342	Level 2
Series 2015-1 Class A-2-III Notes (b)	481,250	500,519	483,750	482,522	Level 2
7% debentures, due in 2025 (b)	91,403	105,750	90,769	102,750	Level 2
Guarantees of franchisee loan obligations (c)	9	9	17	17	Level 3
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

Total impairment losses may reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements, favorable lease assets and ROU assets) to fair value as a result of (1) declines in operating performance at Company-operated restaurants and (2) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants, including any subsequent lease modifications. The fair values of long-lived assets held and used presented in the tables below represents the remaining carrying value and were estimated based on either discounted cash flows of future anticipated lease and sublease income or discounted cash flows of future anticipated Company-operated restaurant performance.

Total impairment losses may also include the impact of remeasuring long-lived assets held for sale, which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represents the remaining carrying value and were estimated based on current market values. See Note 10 for further information on impairment of our long-lived assets.

		Fair Value Measurements
	June 30, 2019	Level 1	Level 2	Level 3
Held and used	$2,112	$—	$—	$2,112
Held for sale	1,215	—	—	1,215
Total	$3,327	$—	$—	$3,327

		Fair Value Measurements
	December 30, 2018	Level 1	Level 2	Level 3
Held and used	$462	$—	$—	$462
Held for sale	1,031	—	—	1,031
Total	$1,493	$—	$—	$1,493

(10) Impairment of Long-Lived Assets

The Company records impairment charges as a result of (1) the deterioration of operating performance of certain Company-operated restaurants, (2) closing Company-operated restaurants and classifying such surplus properties as held for sale and (3) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, including any subsequent lease modifications.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets:”

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Surplus properties	$112	$—	$1,397	$41
Company-operated restaurants	86	1,603	287	1,603
Restaurants leased or subleased to franchisees	—	—	—	165
	$198	$1,603	$1,684	$1,809

(11) Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2019 and July 1, 2018 was 29.2% and 29.3% respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to (1) state income taxes, including non-recurring changes to state deferred taxes, (2) net excess tax benefits related to share-based payments, which resulted in a benefit of $889 and $798 for the three months ended June 30, 2019 and July 1, 2018, respectively, (3) valuation allowance changes, net of federal benefit, and (4) the impact of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).

The Company’s effective tax rate for the six months ended June 30, 2019 and July 1, 2018 was 24.9% and 11.6% respectively. The Company’s effective tax rate varies from the U.S. federal statutory rate of 21% primarily due to (1) net excess tax benefits related to share-based payments, which resulted in a benefit of $2,925 and $6,891 for the six months ended June 30, 2019 and July 1, 2018, respectively, (2) state income taxes, including non-recurring changes to state deferred taxes, (3) the impact of the Tax Act and (4) valuation allowance changes, net of federal benefit.

On December 22, 2017, the U.S. government enacted the Tax Act. In our continued analysis of the impact of the Tax Act in the first and second quarters of 2018 under Staff Accounting Bulletin 118, we adjusted our provisional amounts for a discrete net tax benefit of $2,795. This net benefit included $4,750 for the tax benefit of foreign tax credits, partially offset by a net expense of $1,955 related to the impact of the corporate rate reduction on our net deferred tax liabilities.

There were no significant changes to the unrecognized tax benefits or related interest and penalties for the three and six months ended June 30, 2019. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $7,760 due to the lapse of statutes of limitations and expected settlements with taxing authorities.

The current portion of refundable income taxes was $7,572 and $14,475 as of June 30, 2019 and December 30, 2018, respectively, and is included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets. There were no long-term refundable income taxes as of June 30, 2019 and December 30, 2018.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) Net Income Per Share

Basic net income per share was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Common stock:
Weighted average basic shares outstanding	231,029	238,991	230,807	239,459
Dilutive effect of stock options and restricted shares	5,064	7,161	5,186	7,826
Weighted average diluted shares outstanding	236,093	246,152	235,993	247,285

Diluted net income per share for the three and six months ended June 30, 2019 and July 1, 2018 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 2,049 and 2,104 for the three and six months ended June 30, 2019, respectively, and 27 and 1,369 for the three and six months ended July 1, 2018, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(13) Stockholders’ Equity

Dividends

During each of the first and second quarters of 2019, the Company paid quarterly cash dividends of $.10 per share. During each of the first and second quarters of 2018, the Company paid quarterly cash dividends of $.085 per share.

Repurchases of Common Stock

In February 2019, our Board of Directors authorized a repurchase program for up to $225,000 of our common stock through March 1, 2020, when and if market conditions warrant and to the extent legally permissible. In connection with the February 2019 authorization, the Company’s previous November 2018 repurchase authorization for up to $220,000 of our common stock was canceled. During the six months ended June 30, 2019, the Company repurchased 2,824 shares with an aggregate purchase price of $49,721, of which $807 was accrued at June 30, 2019, and excluding commissions of $40, under the November 2018 and February 2019 authorizations. As of June 30, 2019, the Company had $196,736 of availability remaining under its February 2019 authorization. Subsequent to June 30, 2019 through July 31, 2019, the Company repurchased 521 shares under the February 2019 authorization with an aggregate purchase price of $9,980, excluding commissions of $7.

In February 2018, our Board of Directors authorized a repurchase program for up to $175,000 of our common stock through March 3, 2019, when and if market conditions warranted and to the extent legally permissible. During the six months ended July 1, 2018, the Company repurchased 3,675 shares under the February 2018 repurchase authorization with an aggregate purchase price of $62,490, of which $2,146 was accrued at July 1, 2018, and excluding commissions of $52. Additionally, during the six months ended July 1, 2018, the Company completed its previous February 2017 repurchase authorization for up to $150,000 of our common stock with the repurchase of 1,385 shares with an aggregate purchase price of $22,633, excluding commissions of $19.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax as applicable:

	Foreign Currency Translation	Pension	Total
Balance at December 30, 2018	$(61,673)	$—	$(61,673)
Current-period other comprehensive income	9,860	—	9,860
Balance at June 30, 2019	$(51,813)	$—	$(51,813)

Balance at December 31, 2017	$(45,149)	$(1,049)	$(46,198)
Current-period other comprehensive (loss) income	(10,369)	117	(10,252)
Balance at July 1, 2018	$(55,518)	$(932)	$(56,450)

(14) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At June 30, 2019, Wendy’s and its franchisees operated 6,719 Wendy’s restaurants. Of the 358 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 144 restaurants, owned the building and held long-term land leases for 144 restaurants and held leases covering the land and building for 70 restaurants. Wendy’s also owned 513 and leased 1,264 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

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

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Finance lease cost:
Amortization of finance lease assets	$1,631	$4,748
Interest on finance lease liabilities	9,939	16,692
	11,570	21,440
Operating lease cost	19,086	43,729
Variable lease cost (a)	15,371	29,475
Short-term lease cost	1,153	2,279
Total operating lease cost (b)	35,610	75,483
Total lease cost	$47,180	$96,923
_______________

(a)	The three and six months ended June 30, 2019 includes expenses for executory costs of $9,779 and $19,303, respectively, for which the Company is reimbursed by sublessees.

(b)
The three and six months ended June 30, 2019 includes $28,022 and $60,473, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees and $7,007 and $13,600, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

The following table includes supplemental cash flow and non-cash information related to leases:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$19,567
Operating cash flows from operating leases	46,425
Financing cash flows from finance leases	3,521
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	23,534
Operating lease liabilities	5,677

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table includes supplemental information related to leases:

June 30, 2019
Weighted-average remaining lease term (years):
Finance leases	17.5
Operating leases	15.7

Weighted average discount rate:
Finance leases	10.11%
Operating leases	5.10%

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of June 30, 2019:

	Finance Leases		Operating Leases
Fiscal Year	Company-Operated	Franchise and Other	Company-Operated	Franchise and Other
2019 (a)	$1,338	$23,714	$10,072	$35,660
2020	2,697	44,918	19,921	71,537
2021	2,808	46,315	19,733	71,433
2022	2,858	47,322	19,421	71,604
2023	2,810	48,988	19,400	71,571
Thereafter	37,034	695,753	201,762	836,750
Total minimum payments	$49,545	$907,010	$290,309	$1,158,555
Less interest	(23,169)	(458,243)	(91,101)	(383,409)
Present value of minimum lease payments (b) (c)	$26,376	$448,767	$199,208	$775,146
_______________

(a)	Represents future minimum rental payments for non-cancelable leases for the remainder of 2019.

(b)	The present value of minimum finance lease payments of $9,917 and $465,226 are included in “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively.

(c)
The present value of minimum operating lease payments of $43,321 and $931,033 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of December 30, 2018:

	Finance Leases		Operating Leases
Fiscal Year	Company-Operated	Franchise and Other	Company-Operated	Franchise and Other
2019	$1,962	$45,125	$20,174	$75,703
2020	1,978	43,969	20,052	73,320
2021	2,082	45,522	19,820	73,167
2022	2,114	46,573	19,530	73,300
2023	2,084	48,109	19,430	73,377
Thereafter	23,558	676,139	203,073	854,964
Total minimum payments	$33,778	$905,437	$302,079	$1,223,831
Less interest	(16,874)	(466,705)
Present value of minimum lease payments (a)	$16,904	$438,732
_______________

(a)	The present value of minimum finance lease payments of $8,405 and $447,231 are included in “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively.

Company as Lessor

The components of lease income are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Sales-type and direct-financing leases:
Selling profit	$37	$1,971
Interest income	7,072	11,805

Operating lease income	$43,959	$89,164
Variable lease income	14,602	27,849
Franchise rental income (a)	$58,561	$117,013
_______________

(a)
Includes sublease income of $42,921 and $85,942 recognized during the three and six months ended June 30, 2019, respectively, of which $9,779 and $19,211, respectively, represents lessees’ variable payments to the Company for executory costs.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table illustrates the Company’s future minimum rental receipts for non-cancelable leases and subleases as of June 30, 2019:

	Sales-Type and Direct Financing Leases		Operating Leases
Fiscal Year	Subleases	Owned Properties	Subleases	Owned Properties
2019 (a)	$13,661	$1,028	$55,839	$26,240
2020	27,872	2,130	112,551	52,872
2021	28,910	2,162	113,162	54,661
2022	29,548	2,243	114,269	56,134
2023	30,587	2,287	115,190	56,339
Thereafter	473,264	28,037	1,355,212	861,139
Total future minimum receipts	603,842	37,887	$1,866,223	$1,107,385
Unearned interest income	(377,235)	(20,405)
Net investment in sales-type and direct financing leases (b)	$226,607	$17,482
_______________

(a)	Represents future minimum rental receipts for non-cancelable leases for the remainder of 2019.

(b)
The present value of minimum direct financing rental receipts of $2,505 and $241,584 are included in “Accounts and notes receivable, net” and “Net investment in sales-type and direct financing leases,” respectively. The present value of minimum direct financing rental receipts includes a net investment in unguaranteed residual assets of $237.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

June 30, 2019
Land	$281,650
Buildings and improvements	311,104
Restaurant equipment	2,251
595,005
Accumulated depreciation and amortization	(149,931)
$445,074

(15) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. During the six months ended June 30, 2019 and July 1, 2018, Wendy’s paid TimWen $8,140 and $6,504, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $103 and $108 during the six months ended June 30, 2019 and July 1, 2018, respectively, which has been included as a reduction to “General and administrative.”

(16) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $68,953 as of June 30, 2019. These leases extend through 2056. We have not received any notice of default related to these leases as of June 30, 2019. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Letters of Credit

As of June 30, 2019, the Company had outstanding letters of credit with various parties totaling $25,086. The outstanding letters of credit include amounts outstanding against the Series 2019-1 Class A-1 Notes. We do not expect any material loss to result from these letters of credit.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Purchase and Capital Commitments

Beverage Agreement

The Company has an agreement with a beverage vendor that provides fountain beverage products and certain marketing support funding to the Company and its franchisees. This agreement requires minimum purchases of certain fountain beverages (“Fountain Beverages”) by the Company and its franchisees at certain agreed upon prices until the total contractual gallon volume usage is reached. This agreement also provides for an annual advance to be paid to the Company based on the vendor’s expectation of the Company’s annual Fountain Beverages usage, which is amortized over actual usage during the year. In January 2019, the Company amended its contract with the beverage vendor, which now expires at the later of reaching a threshold usage requirement or December 31, 2025. Beverage purchases made by the Company under this agreement during the six months ended June 30, 2019 were $5,481. As of June 30, 2019, the Company estimates future purchases to be approximately $5,400 for the remainder of 2019, $11,600 in 2020, $12,100 in 2021, $13,000 in 2022 and $13,700 in 2023 based on current pricing and the expected ratio of usage at Company-operated restaurants to usage at franchised restaurants.

(17) Legal and Environmental Matters

The Company is involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. We believe we have adequate accruals for continuing operations for all of our legal and environmental matters. We cannot estimate the aggregate possible range of loss for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations or cash flows of a particular reporting period.

We previously described certain legal proceedings in the Form 10-K. As of June 30, 2019, there were no material developments in those legal proceedings.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (the “Form 10-K”). There have been no material changes as of June 30, 2019 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Executive Overview

Our Business

As of June 30, 2019, the Wendy’s restaurant system was comprised of 6,719 restaurants, of which 358 were owned and operated by the Company. All of our Company-operated restaurants are located in the United States.

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

Same-restaurant sales and systemwide sales exclude sales from Venezuela and, beginning in the third quarter of 2018, exclude sales from Argentina, due to the highly inflationary economies of those countries. The Company considers economies that have had cumulative inflation in excess of 100% over a three-year period as highly inflationary.

The non-GAAP financial measure discussed above does not replace the presentation of the Company’s financial results in accordance with GAAP. Because all companies do not calculate non-GAAP financial measures in the same way, this measure as used by other companies may not be consistent with the way the Company calculates such measure.

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. Additionally, the Company announced in May 2019 changes to its leadership structure that includes the creation of two new positions, a President, U.S and Chief Commercial Officer and a President, International and Chief Development Officer, and the elimination of the Chief Operations Officer position. During the six months ended June 30, 2019 and July 1, 2018, the Company recognized costs related to the plan totaling $4.3 million and $5.7 million, respectively, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $1.7 million, comprised of (1) severance and related employee costs of approximately $0.1 million, (2) recruitment and relocation costs of approximately $1.0 million, (3) third-party and other costs of approximately $0.1 million and (4) share-based compensation of approximately $0.5 million, the majority of which the Company expects to recognize during the remainder of 2019. The Company expects to incur total costs aggregating approximately $35.0 million to $38.0 million, of which $26.0 million to $29.0 million will be cash expenditures, related to the plan. The Company expects to realize a total G&A expense reduction through the plan of approximately $35.0 million.
As a result of the leadership changes described above, the Company is currently evaluating its management and operating structure and anticipates this evaluation will result in a change to its existing operating segment structure by the end of 2019.

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the second quarter and the first six months of 2019 and 2018.

	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Revenues:
Sales	$181.1	$167.3	$13.8	$348.7	$321.0	$27.7
Franchise royalty revenue and fees	109.1	107.6	1.5	211.1	205.5	5.6
Franchise rental income	58.5	51.5	7.0	117.0	101.6	15.4
Advertising funds revenue	86.6	84.6	2.0	167.1	163.5	3.6
	435.3	411.0	24.3	843.9	791.6	52.3
Costs and expenses:
Cost of sales	151.1	138.2	12.9	293.7	270.4	23.3
Franchise support and other costs	4.0	7.0	(3.0)	10.1	13.2	(3.1)
Franchise rental expense	28.0	24.3	3.7	60.5	47.6	12.9
Advertising funds expense	88.7	84.6	4.1	169.1	163.5	5.6
General and administrative	50.8	49.2	1.6	100.1	99.5	0.6
Depreciation and amortization	31.5	33.4	(1.9)	64.7	65.6	(0.9)
System optimization (gains) losses, net	(0.1)	(0.1)	—	(0.1)	0.5	(0.6)
Reorganization and realignment costs	3.6	3.1	0.5	4.4	5.7	(1.3)
Impairment of long-lived assets	0.2	1.6	(1.4)	1.7	1.8	(0.1)
Other operating income, net	(3.1)	(1.8)	(1.3)	(7.1)	(2.9)	(4.2)
	354.7	339.5	15.2	697.1	664.9	32.2
Operating profit	80.6	71.5	9.1	146.8	126.7	20.1
Interest expense, net	(29.9)	(30.1)	0.2	(59.0)	(60.3)	1.3
Loss on early extinguishment of debt	(7.2)	—	(7.2)	(7.2)	(11.5)	4.3
Other income, net	2.2	0.9	1.3	5.0	1.7	3.3
Income before income taxes	45.7	42.3	3.4	85.6	56.6	29.0
Provision for income taxes	(13.3)	(12.4)	(0.9)	(21.3)	(6.6)	(14.7)
Net income	$32.4	$29.9	$2.5	$64.3	$50.0	$14.3

	Second Quarter				Six Months
	2019	% of Total Revenues	2018	% of Total Revenues	2019	% of Total Revenues	2018	% of Total Revenues
Revenues:
Sales	$181.1	41.6%	$167.3	40.7%	$348.7	41.3%	$321.0	40.5%
Franchise royalty revenue and fees:
Royalty revenue	102.8	23.6%	98.2	23.9%	197.7	23.4%	188.1	23.8%
Franchise fees	6.3	1.5%	9.4	2.3%	13.4	1.6%	17.4	2.2%
Total franchise royalty revenue and fees	109.1	25.1%	107.6	26.2%	211.1	25.0%	205.5	26.0%
Franchise rental income	58.5	13.4%	51.5	12.5%	117.0	13.9%	101.6	12.8%
Advertising funds revenue	86.6	19.9%	84.6	20.6%	167.1	19.8%	163.5	20.7%
Total revenues	$435.3	100.0%	$411.0	100.0%	$843.9	100.0%	$791.6	100.0%

	Second Quarter				Six Months
	2019	% of Sales	2018	% of Sales	2019	% of Sales	2018	% of Sales
Cost of sales:
Food and paper	$57.8	31.9%	$52.9	31.6%	$110.0	31.5%	$101.8	31.7%
Restaurant labor	53.8	29.7%	48.9	29.2%	105.4	30.2%	95.7	29.8%
Occupancy, advertising and other operating costs	39.5	21.9%	36.4	21.8%	78.3	22.5%	72.9	22.7%
Total cost of sales	$151.1	83.5%	$138.2	82.6%	$293.7	84.2%	$270.4	84.2%

	Second Quarter				Six Months
	2019	% of Sales	2018	% of Sales	2019	% of Sales	2018	% of Sales
Restaurant margin	$30.0	16.5%	$29.1	17.4%	$55.0	15.8%	$50.6	15.8%

The tables below present key business measures which are defined and further discussed in the “Executive Overview” section included herein.

	Second Quarter		Six Months
	2019	2018	2019	2018
Key business measures:
North America same-restaurant sales growth:
Company-operated	0.8%	2.0%	1.4%	1.4%
Franchised	1.5%	1.9%	1.4%	1.8%
Systemwide	1.4%	1.9%	1.4%	1.8%

Global same-restaurant sales growth:
Company-operated	0.8%	2.0%	1.4%	1.4%
Franchised (a)	1.6%	2.1%	1.5%	1.9%
Systemwide (a)	1.6%	2.1%	1.5%	1.9%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela, and excluding Argentina in 2019, due to the impact of the highly inflationary economies of those countries).

	Second Quarter		Six Months
	2019	2018	2019	2018
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$181.1	$167.3	$348.7	$321.0
North America franchised	2,482.5	2,434.2	4,773.2	4,684.9
North America systemwide	2,663.6	2,601.5	5,121.9	5,005.9
International franchised (b)	140.1	132.1	273.0	259.3
Global systemwide	$2,803.7	$2,733.6	$5,394.9	$5,265.2
________________

(a)
During the second quarter of 2019 and 2018, North America systemwide sales increased 3.0% and 2.7%, respectively, international franchised sales increased 10.4% and 12.8%, respectively, and global systemwide sales increased 3.3% and 3.1%, respectively, on a constant currency basis. During the first six months of 2019 and 2018, North America systemwide sales increased 3.0% and 2.7%, respectively, international franchised sales increased 10.2% and 13.2%, respectively, and global systemwide sales increased 3.3% and 3.2%, respectively, on a constant currency basis.

(b)	Excludes Venezuela, and excludes Argentina in 2019, due to the impact of the highly inflationary economies of those countries.

	Second Quarter
	Company-operated	North America Franchised	International Franchised	Systemwide
Restaurant count:
Restaurant count at March 31, 2019	358	5,825	527	6,710
Opened	—	20	8	28
Closed	—	(17)	(2)	(19)
Net purchased from (sold by) franchisees	—	—	—	—
Restaurant count at June 30, 2019	358	5,828	533	6,719

	Six Months
	Company-operated	North America Franchised	International Franchised	Systemwide

Restaurant count at December 30, 2018	353	5,825	533	6,711
Opened	—	49	22	71
Closed	—	(41)	(22)	(63)
Net purchased from (sold by) franchisees	5	(5)	—	—
Restaurant count at June 30, 2019	358	5,828	533	6,719

Sales	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Sales	$181.1	$167.3	$13.8	$348.7	$321.0	$27.7

The increase in sales for the second quarter and the first six months of 2019 was primarily due to a net increase in the number of Company-operated restaurants in operation during 2019 compared to 2018. In addition, sales for the second quarter and the first six months of 2019 benefited from a 0.8% and 1.4% increase in Company-operated same-restaurant sales, respectively. Company-operated same-restaurant sales improved due to an increase in our average per customer check amount, reflecting benefits from strategic price increases on our menu items and changes in product mix. These benefits were partially offset by a decrease in customer count.

Franchise Royalty Revenue and Fees	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Royalty revenue	$102.8	$98.2	$4.6	$197.7	$188.1	$9.6
Franchise fees	6.3	9.4	(3.1)	13.4	17.4	(4.0)
	$109.1	$107.6	$1.5	$211.1	$205.5	$5.6

The increase in franchise royalty revenue during the second quarter and the first six months of 2019 was primarily due to a 1.6% and 1.5% increase in franchise same-restaurant sales, respectively. Royalty revenue was also positively impacted by a net increase in the number of franchise restaurants in operation. The decrease in franchise fees during the second quarter and the first six months of 2019 was primarily due to not facilitating any franchisee-to-franchisee restaurant transfers (“Franchise Flips”) in 2019 and lower other miscellaneous franchise fees, partially offset by higher fees for providing information technology services and other services to franchisees.

Franchise Rental Income	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Franchise rental income	$58.5	$51.5	$7.0	$117.0	$101.6	$15.4

The increase in franchise rental income during the second quarter and the first six months of 2019 was primarily due to the adoption of new accounting guidance for leases. Under the new guidance, lessees’ payments to the Company for executory costs are recorded on a gross basis as revenue with a corresponding expense. See “Franchise Rental Expense” below. This increase was partially offset by the assignment of certain leases to a franchisee.

Advertising Funds Revenue	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Advertising funds revenue	$86.6	$84.6	$2.0	$167.1	$163.5	$3.6

The Company maintains two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants in the U.S. and Canada. Franchisees make contributions to the national advertising funds based on a percentage of sales of the franchised restaurants. The increase in advertising funds revenue during the second quarter and the first six months of 2019 was primarily due to an increase in North America franchise same-restaurant sales, as well as a net increase in the number of North America franchise restaurants in operation. These increases were partially offset by reductions in advertising receipts under the Company’s new restaurant development incentive program.

Cost of Sales, as a Percent of Sales	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Food and paper	31.9%	31.6%	0.3%	31.5%	31.7%	(0.2)%
Restaurant labor	29.7%	29.2%	0.5%	30.2%	29.8%	0.4%
Occupancy, advertising and other operating costs	21.9%	21.8%	0.1%	22.5%	22.7%	(0.2)%
	83.5%	82.6%	0.9%	84.2%	84.2%	—%

Cost of sales, as a percent of sales, during the second quarter and the first six months of 2019 was impacted by (1) an increase in restaurant labor rates, (2) a decrease in customer count and (3) an increase in commodity costs. These impacts were partially offset by benefits from strategic price increases on certain of our menu items.

Franchise Support and Other Costs	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Franchise support and other costs	$4.0	$7.0	$(3.0)	$10.1	$13.2	$(3.1)

The decrease in franchise support and other costs during the second quarter and the first six months of 2019 was primarily due to lower costs incurred to provide information technology and other services to our franchisees.

Franchise Rental Expense	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Franchise rental expense	$28.0	$24.3	$3.7	$60.5	$47.6	$12.9

The increase in franchise rental expense during the second quarter and the first six months of 2019 was primarily due to the adoption of new accounting guidance for leases. Under the new guidance, lessees’ payments to the Company for executory costs are recorded on a gross basis as revenue with a corresponding expense. See “Franchise Rental Income” above. This increase was partially offset by the impact of assigning certain leases to a franchisee.

Advertising Funds Expense	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Advertising funds expense	$88.7	$84.6	$4.1	$169.1	$163.5	$5.6

The increase in advertising funds expense during the second quarter and the first six months of 2019 was primarily due to the same factors as described above for advertising funds revenue. On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. During the second quarter and the first six months of 2019, advertising funds expense exceeded advertising funds revenue by $2.1 million, reflecting a portion of the expected advertising spend in excess of advertising funds revenue for the remainder of 2019. This excess for 2019 is expected to approximate the amount by which advertising funds revenue exceeded advertising funds expense in 2018.

General and Administrative	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Employee compensation and related expenses	$40.8	$39.8	$1.0	$81.8	$81.3	$0.5
Other, net	10.0	9.4	0.6	18.3	18.2	0.1
	$50.8	$49.2	$1.6	$100.1	$99.5	$0.6

The increase in general and administrative expenses during the second quarter and the first six months of 2019 was primarily due to higher employee compensation and related expenses, reflecting additional expenditures to support our digital experience and international organizations, as well as timing of other employee-related expenses. These increases were partially offset by changes in staffing driven by our G&A realignment plan.

Depreciation and Amortization	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Restaurants	$20.0	$22.2	$(2.2)	$41.9	$42.9	$(1.0)
Corporate and other	11.5	11.2	0.3	22.8	22.7	0.1
	$31.5	$33.4	$(1.9)	$64.7	$65.6	$(0.9)

The decrease in restaurant depreciation and amortization during the second quarter and the first six months of 2019 was primarily due to the assignment of certain leases to a franchisee, resulting in the write-off of the related net investment in the leases. Corporate and other expense increased due to depreciation and amortization for technology investments.

System Optimization (Gains) Losses, Net	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
System optimization (gains) losses, net	$(0.1)	$(0.1)	$—	$(0.1)	$0.5	$(0.6)

System optimization (gains) losses, net for the second quarter and the first six months of 2019 and 2018 were primarily comprised of post-closing adjustments on previous sales of restaurants and gains (losses) on the sale of surplus properties.

Reorganization and Realignment Costs	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
G&A realignment	$3.5	$3.1	$0.4	$4.3	$5.7	(1.4)
System optimization initiative	0.1	—	0.1	0.1	—	0.1
	$3.6	$3.1	$0.5	$4.4	$5.7	$(1.3)

In May 2017, the Company initiated a G&A realignment plan to further reduce its G&A expenses. In addition, the Company announced changes to its leadership structure in May 2019. G&A realignment costs for the second quarter and the first six months of 2019 and 2018 were primarily comprised of severance and related employee costs and share-based compensation.

Impairment of Long-Lived Assets	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Impairment of long-lived assets	$0.2	$1.6	$(1.4)	$1.7	$1.8	$(0.1)

The change in impairment charges during the second quarter and the first six months of 2019 was primarily driven by lower impairment charges as a result of the deterioration in operating performance of certain Company-operated restaurants when compared to the first six months of 2018. In addition, the change in impairment charges during the first six months of 2019 was offset by an increase in losses resulting from closing Company-operated restaurants and classifying such surplus properties as held for sale.

Other Operating Income, Net	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Equity in earnings in joint ventures, net	$(3.1)	$(1.8)	$(1.3)	$(4.9)	$(3.6)	$(1.3)
Gains on sales-type leases	—	—	—	(2.0)	$—	(2.0)
Lease buyout	—	—	—	(0.2)	0.6	(0.8)
Other, net	—	—	—	—	$0.1	(0.1)
	$(3.1)	$(1.8)	$(1.3)	$(7.1)	$(2.9)	$(4.2)

The change in other operating income, net during the second quarter of 2019 was due to an increase in the equity in earnings from our TimWen joint venture. The change in other operating income, net during the first six months of 2019 was primarily due to gains on new and modified sales-type leases as a result of the new accounting guidance for leases, as well as an increase in the equity in earnings from our TimWen joint venture.

Interest Expense, Net	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Interest expense, net	$29.9	$30.1	$(0.2)	$59.0	$60.3	$(1.3)

Interest expense, net decreased during the first six months of 2019 primarily due to the timing of interest expense on the Company’s finance lease obligations.

Loss on Early Extinguishment of Debt	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Loss on early extinguishment of debt	$7.2	$—	$7.2	$7.2	$11.5	$(4.3)

During the second quarter of 2019, in connection with the refinancing of a portion of the Company’s securitized financing facility, the Company incurred a loss on the early extinguishment of debt as a result of repaying its outstanding Series 2015-1 Class A-2-II Notes primarily with the proceeds from the issuance of its Series 2019-1 Class A-2 Notes. The loss on the early extinguishment of debt of $7.2 million was comprised of the write-off of certain deferred financing costs.

During the first quarter of 2018, in connection with the refinancing of a portion of the Company’s securitized financing facility, the Company incurred a loss on the early extinguishment of debt as a result of repaying its outstanding Series 2015-1 Class A-2-I Notes with the proceeds from the issuance of its Series 2018-1 Class A-2 Notes. The loss on the early extinguishment of debt of $11.5 million was comprised of the write-off of certain deferred financing costs and a specified make-whole payment.

Other Income, Net	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Other income, net	$2.2	$0.9	$1.3	$5.0	$1.7	$3.3

Other income, net increased during the second quarter and the first six months of 2019 primarily due to higher interest income earned on our cash equivalents.

Provision for Income Taxes	Second Quarter			Six Months
	2019	2018	Change	2019	2018	Change
Income before income taxes	$45.7	$42.3	$3.4	$85.6	$56.6	$29.0
Provision for income taxes	(13.3)	(12.4)	(0.9)	(21.3)	(6.6)	(14.7)
Effective tax rate on income	29.2%	29.3%	(0.1)%	24.9%	11.6%	13.3%

Our effective tax rates in the second quarter of 2019 and 2018 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year, include the following: (1) state income taxes, including non-recurring changes to state deferred taxes, (2) net excess benefits related to share-based payments, which resulted in a benefit of $0.9 million and $0.8 million in the second quarter of 2019 and 2018, respectively, (3) valuation allowance changes, net of federal benefit, and (4) the impact of the comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).

Our effective tax rates in the first six months of 2019 and 2018 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year include the following: (1) net excess tax benefits related to share-based payments, which resulted in a benefit of $2.9 million and $6.9 million in the first six months of 2019 and 2018, respectively, (2) state income taxes, including non-recurring changes to state deferred taxes, (3) the impact of the Tax Act and (4) valuation allowance changes, net of federal benefit.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to stockholders.

Our anticipated cash requirements for the remainder of 2019, exclusive of operating cash flow requirements, consist principally of:

•	capital expenditures of approximately $50.0 million to $55.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $75.0 million to $80.0 million;

•	cash dividends aggregating up to approximately $46.1 million as discussed below in “Dividends;” and

•	potential stock repurchases of up to $196.7 million, of which $10.0 million was repurchased subsequent to June 30, 2019 through July 31, 2019, as discussed below in “Stock Repurchases.”

Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

The table below summarizes our cash flows from operating, investing and financing activities for the first six months of 2019 and 2018:

	Six Months
	2019	2018	Change
Net cash provided by (used in):
Operating activities	$154.1	$148.4	$5.7
Investing activities	(29.9)	(22.6)	(7.3)
Financing activities	(130.2)	(95.3)	(34.9)
Effect of exchange rate changes on cash	3.8	(4.4)	8.2
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2.2)	$26.1	$(28.3)

Operating Activities

Cash provided by operating activities was $154.1 million and $148.4 million in the first six months of 2019 and 2018, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities increased $5.7 million during the first six months of 2019 as compared to the first six months of 2018, primarily due to (1) a decrease in payments for incentive compensation (2) higher net income, adjusted for non-cash expenses and (3) the timing of receipt of rental payments from franchisees. These favorable changes were partially offset by (1) the timing of collections of royalty receivables and (2) the timing of payments for marketing expenses of the national advertising funds.

Investing Activities

Cash used in investing activities increased $7.3 million during the first six months of 2019 as compared to the first six months of 2018, primarily due to an increase in cash used for the Company’s acquisition of restaurants from franchisees of $5.1 million and an increase in capital expenditures of $1.6 million.

Financing Activities

Cash used in financing activities increased $34.9 million during the first six months of 2019 as compared to the first six months of 2018, primarily due to (1) a net increase in cash used for long-term debt activities of $76.5 million, reflecting the respective impacts of the completion of debt refinancing transactions during the first six months of 2019 and 2018 and (2) an increase in dividends of $5.5 million. These changes were partially offset by (1) a decrease in repurchases of common stock of $33.5 million, (2) an increase in proceeds from stock option exercises, net of payments related to tax withholding for share-based compensation, of $8.3 million and (3) the settlement of a supplemental purchase price liability associated with the acquisition of 140 Wendy’s restaurants from DavCo Restaurants, LLC of $6.1 million during the first six months of 2018.

Long-Term Debt, Including Current Portion

Except as described below, there were no material changes to the terms of any debt obligations since December 30, 2018. The Company was in compliance with its debt covenants as of June 30, 2019. See Note 8 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

On June 26, 2019, Wendy’s Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of the Company, completed a debt refinancing transaction under which the Master Issuer issued fixed rate senior secured notes in the following 2019-1 series: Class A-2-I with an interest rate of 3.783% and initial principal amount of $400.0 million and Class A-2-II with an interest rate of 4.080% and initial principal amount of $450.0 million (collectively, the “Series 2019-1 Class A-2 Notes”). The Master Issuer’s outstanding Series 2015-1 Class A-2-II Notes were redeemed as part of the refinancing transaction.

In connection with the issuance of the Series 2019-1 Class A-2 Notes, the Master Issuer also entered into a revolving financing facility of Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2019-1 Class A-1 Notes”), which allows for the drawing of up to $150.0 million using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2019-1 Class A-1 Notes during the three months ended June 30, 2019. The Series 2019-1 Class A-1

Notes replaced the Company’s $150.0 million Series 2018-1 Class A-1 Notes, which were canceled on the closing date and the letters of credit outstanding against the Series 2018-1 Class A-1 Notes were transferred to the Series 2019-1 Class A-1 Notes.

Dividends

On March 15, 2019 and June 17, 2019, the Company paid quarterly cash dividends of $.10 per share on its common stock, aggregating $46.2 million. On August 1, 2019, the Company declared a dividend of $.10 per share to be paid on September 17, 2019 to stockholders of record as of September 3, 2019. If the Company pays regular quarterly cash dividends for the remainder of 2019 at the same rate as declared in the third quarter of 2019, the Company’s total cash requirement for dividends for the remainder of 2019 would be approximately $46.1 million based on the number of shares of its common stock outstanding at July 31, 2019. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2019, our Board of Directors authorized a repurchase program for up to $225.0 million of our common stock through March 1, 2020, when and if market conditions warrant and to the extent legally permissible. In connection with the February 2019 authorization, the Company’s previous November 2018 repurchase authorization for up to $220.0 million of our common stock was canceled. During the six months ended June 30, 2019, the Company repurchased 2.8 million shares with an aggregate purchase price of $49.7 million, of which $0.8 million was accrued at June 30, 2019, and excluding commissions, under the November 2018 and February 2019 authorizations. As of June 30, 2019, the Company had $196.7 million of availability remaining under its February 2019 authorization. Subsequent to June 30, 2019 through July 31, 2019, the Company repurchased 0.5 million shares under the February 2019 authorization with an aggregate purchase price of $10.0 million, excluding commissions.

In February 2018, our Board of Directors authorized a repurchase program for up to $175.0 million of our common stock through March 3, 2019, when and if market conditions warranted and to the extent legally permissible. During the six months ended July 1, 2018, the Company repurchased 3.7 million shares under the February 2018 repurchase authorization with an aggregate purchase price of $62.5 million, of which $2.1 million was accrued at July 1, 2018, and excluding commissions of $0.1 million. Additionally, during the six months ended July 1, 2018, the Company completed its previous February 2017 repurchase authorization for up to $150.0 million of our common stock with the repurchase of 1.4 million shares with an aggregate purchase price of $22.6 million, excluding commissions.

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

Seasonality

Wendy’s restaurant operations are moderately seasonal. Wendy’s average restaurant sales are normally higher during the summer months than during the winter months. Because our business is moderately seasonal, results for a particular quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This “Quantitative and Qualitative Disclosures about Market Risk” should be read in conjunction with “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 30, 2018 (the “Form 10-K”).

As of June 30, 2019, there were no material changes from the information contained in the Form 10-K, except as described below.

Interest Rate Risk

As discussed in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Liquidity and Capital Resources,” the Company completed an $850.0 million debt refinancing transaction on June 26, 2019. The Company’s outstanding Series 2015-1 Class A-2-II Notes were repaid as part of the refinancing transaction. In aggregate, the Company’s new Series 2019-1 Class A-2 Notes bear a weighted-average fixed-rate interest at rates slightly lower than our historical effective rates on the Series 2015-1 Class A-2-II Notes. In addition, the principal amounts outstanding on the Series 2019-1 Class A-2 Notes are lower than the amounts that were outstanding on the Series 2015-1 Class A-2-II Notes. In connection with the issuance of the Series 2019-1 Class A-2 Notes, a wholly-owned subsidiary of the Company also entered into a revolving financing facility, the Series 2019-1 Class A-1 Notes, which allows for the drawing of up to $150.0 million using various credit instruments, including a letter of credit facility. The Series 2019-1 Class A-1 Notes replaced the Company’s $150.0 million Series 2018-1 Class A-1 Notes, which were canceled on the closing date, and the letters of credit outstanding against the Series 2018-1 Class A-1 Notes were transferred to the Series 2019-1 Class A-1 Notes.

Consequently, our long-term debt, including the current portion, aggregated $2,342.4 million as of June 30, 2019 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases under the Series 2019-1 Class A-1 Notes; however, the Company had no outstanding borrowings under the Series 2019-1 Class A-1 Notes as of June 30, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the second quarter of 2019 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•
changes in, and our ability to comply with, legal, regulatory or similar requirements, including franchising laws, payment card industry rules, overtime rules, minimum wage rates, wage and hour laws, tax legislation, federal ethanol policy and accounting standards, policies and practices;

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

Item 1. Legal Proceedings.

The Company is involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. The Company believes it has adequate accruals for continuing operations for all of its legal and environmental matters. We cannot estimate the aggregate possible range of loss for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations or cash flows of a particular reporting period.

Item 1A. Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2019, which could materially affect our business, financial condition or future results. Except as described elsewhere in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the second quarter of 2019:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
April 1, 2019 through May 5, 2019	349,393	$18.40	307,555	$211,458
May 6, 2019 through June 2, 2019	355,836	$18.69	352,527	$204,874
June 3, 2019 through June 30, 2019	424,461	$19.38	420,110	$196,736
Total	1,129,690	$18.86	1,080,192	$196,736

(1)
Includes 49,498 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In February 2019, our Board of Directors authorized a repurchase program for up to $225.0 million of our common stock through March 1, 2020, when and if market conditions warrant and to the extent legally permissible.

Subsequent to June 30, 2019 through July 31, 2019, the Company repurchased 0.5 million shares under the February 2019 authorization with an aggregate purchase price of $10.0 million, excluding commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

4.1
Series 2019-1 Supplement to Base Indenture, dated as of June 26, 2019, by and between Wendy’s Funding, LLC, as Master Issuer of the Series 2019-1 fixed rate senior secured notes, Class A-2, and Series 2019-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2019-1 Securities Intermediary, incorporated herein by reference to Exhibit 4.1 of The Wendy’s Company Current Report on Form 8-K filed on June 26,2019 (SEC file no. 001-02207).

4.2
Fourth Supplement to the Base Indenture, dated as of June 26, 2019, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.2 of The Wendy’s Company Current Report on Form 8-K filed on June 26, 2019 (SEC file no. 001-02207).

10.1
2019-1 Class A-2 Note Purchase Agreement, dated as of June 13, 2019, by and among The Wendy’s Company, the subsidiaries of The Wendy’s Company party thereto and Guggenheim Securities, LLC and Citigroup Global Markets Inc., each acting on behalf of itself and as the representatives of the initial purchasers, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on June 13, 2019 (SEC file no. 001-02207).

10.2
Class A-1 Note Purchase Agreement, dated as of June  26, 2019, by and among Wendy’s Funding, LLC, as Master Issuer, each of Quality Is Our Recipe, LLC, Wendy’s Properties, LLC and Wendy’s SPV Guarantor, LLC, as Guarantors, Wendy’s International, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Coöperatieve Rabobank, U.A., New York Branch, as L/C Provider, Swingline Lender and Administrative Agent, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on June 26, 2019 (SEC file no. 001-02207).

10.3
Second Amendment to the Management Agreement, dated as of June  26, 2019, by and among Wendy’s Funding, LLC, as Master Issuer, certain subsidiaries of Wendy’s Funding, LLC party thereto, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on June 26, 2019 (SEC file no. 001-02207).

31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
____________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: August 7, 2019	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: August 7, 2019	By: /s/ Leigh A. Burnside
Leigh A. Burnside
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)