Form 10-Q
period 2019-09-29
Wendy's Co
filed 2019-11-06
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019

or

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
Yes ☐ No ☒

There were 230,047,087 shares of The Wendy’s Company common stock outstanding as of October 30, 2019.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	September 29, 2019	December 30, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$439,421	$431,405
Restricted cash	28,769	29,860
Accounts and notes receivable, net	105,017	109,805
Inventories	3,549	3,687
Prepaid expenses and other current assets	12,638	14,452
Advertising funds restricted assets	84,380	76,509
Total current assets	673,774	665,718
Properties	980,872	1,023,267
Finance lease assets	198,415	189,969
Operating lease assets	871,108	—
Goodwill	755,588	747,884
Other intangible assets	1,251,699	1,294,153
Investments	46,898	47,660
Net investment in sales-type and direct financing leases	250,602	226,477
Other assets	107,264	96,907
Total assets	$5,136,220	$4,292,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22,750	$23,250
Current portion of finance lease liabilities	10,584	8,405
Current portion of operating lease liabilities	43,474	—
Accounts payable	23,793	21,741
Accrued expenses and other current liabilities	146,693	150,636
Advertising funds restricted liabilities	90,152	80,153
Total current liabilities	337,446	284,185
Long-term debt	2,270,866	2,305,552
Long-term finance lease liabilities	471,704	447,231
Long-term operating lease liabilities	911,213	—
Deferred income taxes	273,097	269,160
Deferred franchise fees	91,437	92,232
Other liabilities	130,866	245,226
Total liabilities	4,486,629	3,643,586
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 230,371 and 231,233 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,885,404	2,884,696
Retained earnings	186,282	146,277
Common stock held in treasury, at cost; 240,053 and 239,191 shares, respectively	(2,415,027)	(2,367,893)
Accumulated other comprehensive loss	(54,110)	(61,673)
Total stockholders’ equity	649,591	648,449
Total liabilities and stockholders’ equity	$5,136,220	$4,292,035
See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(Unaudited)
Revenues:
Sales	$181,977	$165,323	$530,724	$486,316
Franchise royalty revenue and fees	109,155	103,212	320,233	308,679
Franchise rental income	59,918	50,474	176,931	152,110
Advertising funds revenue	86,830	81,541	253,923	245,011
	437,880	400,550	1,281,811	1,192,116
Costs and expenses:
Cost of sales	152,425	139,348	446,096	409,721
Franchise support and other costs	9,739	5,349	19,823	18,553
Franchise rental expense	32,364	22,260	92,842	69,829
Advertising funds expense	87,883	81,541	257,031	245,011
General and administrative	46,169	46,545	146,266	146,064
Depreciation and amortization	33,306	29,070	97,975	94,649
System optimization gains, net	(1,040)	(486)	(1,162)	(8)
Reorganization and realignment costs	403	941	4,771	6,691
Impairment of long-lived assets	—	347	1,684	2,156
Other operating income, net	(2,392)	(1,713)	(9,377)	(4,643)
	358,857	323,202	1,055,949	988,023
Operating profit	79,023	77,348	225,862	204,093
Interest expense, net	(27,930)	(29,625)	(86,943)	(89,939)
Loss on early extinguishment of debt	—	—	(7,150)	(11,475)
Investment income, net	340	450,133	999	450,432
Other income, net	1,878	1,061	6,166	2,423
Income before income taxes	53,311	498,917	138,934	555,534
Provision for income taxes	(7,184)	(107,668)	(28,527)	(114,250)
Net income	$46,127	$391,249	$110,407	$441,284

Net income per share:
Basic	$.20	$1.65	$.48	$1.85
Diluted	.20	1.60	.47	1.79

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
	(Unaudited)
Net income	$46,127	$391,249	$110,407	$441,284
Other comprehensive (loss) income, net:
Foreign currency translation adjustment	(2,297)	5,315	7,563	(5,054)
Change in unrecognized pension loss:
Unrealized gains arising during the period	—	—	—	156
Income tax provision	—	—	—	(39)
	—	—	—	117
Other comprehensive (loss) income, net	(2,297)	5,315	7,563	(4,937)
Comprehensive income	$43,830	$396,564	$117,970	$436,347

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 30, 2018	$47,042	$2,884,696	$146,277	$(2,367,893)	$(61,673)	$648,449
Net income	—	—	31,894	—	—	31,894
Other comprehensive income, net	—	—	—	—	6,025	6,025
Cash dividends	—	—	(23,069)	—	—	(23,069)
Repurchases of common stock	—	—	—	(29,370)	—	(29,370)
Share-based compensation	—	5,022	—	—	—	5,022
Common stock issued upon exercises of stock options	—	(205)	—	9,053	—	8,848
Common stock issued upon vesting of restricted shares	—	(8,874)	—	2,819	—	(6,055)
Cumulative effect of change in accounting principle	—	—	(1,105)	—	—	(1,105)
Other	—	24	(6)	37	—	55
Balance at March 31, 2019	$47,042	$2,880,663	$153,991	$(2,385,354)	$(55,648)	$640,694
Net income	—	—	32,386	—	—	32,386
Other comprehensive income, net	—	—	—	—	3,835	3,835
Cash dividends	—	—	(23,124)	—	—	(23,124)
Repurchases of common stock	—	—	—	(20,391)	—	(20,391)
Share-based compensation	—	4,986	—	—	—	4,986
Common stock issued upon exercises of stock options	—	(339)	—	10,830	—	10,491
Common stock issued upon vesting of restricted shares	—	(1,852)	—	964	—	(888)
Other	—	26	(4)	37	—	59
Balance at June 30, 2019	$47,042	$2,883,484	$163,249	$(2,393,914)	$(51,813)	$648,048
Net income	—	—	46,127	—	—	46,127
Other comprehensive loss, net	—	—	—	—	(2,297)	(2,297)
Cash dividends	—	—	(23,087)	—	—	(23,087)
Repurchases of common stock	—	—	—	(26,462)	—	(26,462)
Share-based compensation	—	3,981	—	—	—	3,981
Common stock issued upon exercises of stock options	—	545	—	4,171	—	4,716
Common stock issued upon vesting of restricted shares	—	(2,636)	—	1,147	—	(1,489)
Other	—	30	(7)	31	—	54
Balance at September 29, 2019	$47,042	$2,885,404	$186,282	$(2,415,027)	$(54,110)	$649,591

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 31, 2017	$47,042	$2,885,955	$(163,289)	$(2,150,307)	$(46,198)	$573,203
Net income	—	—	20,159	—	—	20,159
Other comprehensive loss, net	—	—	—	—	(5,927)	(5,927)
Cash dividends	—	—	(20,355)	—	—	(20,355)
Repurchases of common stock	—	—	—	(39,407)	—	(39,407)
Share-based compensation	—	4,458	—	—	—	4,458
Common stock issued upon exercises of stock options	—	(7,460)	—	11,038	—	3,578
Common stock issued upon vesting of restricted shares	—	(4,170)	—	1,620	—	(2,550)
Cumulative effect of change in accounting principle	—	—	(70,210)	—	—	(70,210)
Other	—	21	(5)	32	—	48
Balance at April 1, 2018	$47,042	$2,878,804	$(233,700)	$(2,177,024)	$(52,125)	$462,997
Net income	—	—	29,876	—	—	29,876
Other comprehensive loss, net	—	—	—	—	(4,325)	(4,325)
Cash dividends	—	—	(20,290)	—	—	(20,290)
Repurchases of common stock	—	—	—	(45,787)	—	(45,787)
Share-based compensation	—	5,133	—	—	—	5,133
Common stock issued upon exercises of stock options	—	396	—	2,840	—	3,236
Common stock issued upon vesting of restricted shares	—	(1,199)	—	828	—	(371)
Other	—	33	(6)	43	—	70
Balance at July 1, 2018	$47,042	$2,883,167	$(224,120)	$(2,219,100)	$(56,450)	$430,539
Net income	—	—	391,249	—	—	391,249
Other comprehensive income, net	—	—	—	—	5,315	5,315
Cash dividends	—	—	(20,141)	—	—	(20,141)
Repurchases of common stock	—	—	—	(56,421)	—	(56,421)
Share-based compensation	—	4,810	—	—	—	4,810
Common stock issued upon exercises of stock options	—	(2,409)	—	31,484	—	29,075
Common stock issued upon vesting of restricted shares	—	(2,300)	—	1,132	—	(1,168)
Other	—	30	(5)	35	—	60
Balance at September 30, 2018	$47,042	$2,883,298	$146,983	$(2,242,870)	$(51,135)	$783,318

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 29, 2019	September 30, 2018
	(Unaudited)
Cash flows from operating activities:
Net income	$110,407	$441,284
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,975	94,649
Share-based compensation	13,989	14,401
Impairment of long-lived assets	1,684	2,156
Deferred income tax	5,524	(1,527)
Non-cash rental expense (income), net	18,722	(10,868)
Change in operating lease liabilities	(31,481)	—
Net receipt of deferred vendor incentives	2,269	2,689
System optimization gains, net	(1,162)	(8)
Gain on sale of investments, net	(130)	(450,000)
Distributions received from joint ventures, net of equity in earnings	2,926	3,250
Long-term debt-related activities, net	12,386	16,860
Changes in operating assets and liabilities and other, net	4,391	116,776
Net cash provided by operating activities	237,500	229,662
Cash flows from investing activities:
Capital expenditures	(40,984)	(39,717)
Acquisitions	(5,052)	(21,401)
Dispositions	2,038	2,863
Proceeds from sale of investments	130	450,000
Notes receivable, net	(1,834)	(283)
Payments for investments	—	(13)
Net cash (used in) provided by investing activities	(45,702)	391,449
Cash flows from financing activities:
Proceeds from long-term debt	850,000	934,837
Repayments of long-term debt	(883,564)	(888,689)
Repayments of finance lease liabilities	(5,178)	(4,350)
Deferred financing costs	(14,008)	(17,340)
Repurchases of common stock	(76,948)	(140,199)
Dividends	(69,280)	(60,786)
Proceeds from stock option exercises	24,069	42,299
Payments related to tax withholding for share-based compensation	(8,447)	(10,464)
Contingent consideration payment	—	(6,269)
Net cash used in financing activities	(183,356)	(150,961)
Net cash provided by operations before effect of exchange rate changes on cash	8,442	470,150
Effect of exchange rate changes on cash	2,755	(2,195)
Net increase in cash, cash equivalents and restricted cash	11,197	467,955
Cash, cash equivalents and restricted cash at beginning of period	486,512	212,824
Cash, cash equivalents and restricted cash at end of period	$497,709	$680,779

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Nine Months Ended
	September 29, 2019	September 30, 2018
	(Unaudited)
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$7,582	$9,588
Finance leases	34,084	6,569

	September 29, 2019	December 30, 2018
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$439,421	$431,405
Restricted cash	28,769	29,860
Restricted cash, included in Advertising funds restricted assets	29,519	25,247
Total cash, cash equivalents and restricted cash	$497,709	$486,512

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of September 29, 2019, the results of our operations for the three and nine months ended September 29, 2019 and September 30, 2018 and cash flows for the nine months ended September 29, 2019 and September 30, 2018. The results of operations for the three and nine months ended September 29, 2019 are not necessarily indicative of the results to be expected for the full 2019 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (the “Form 10-K”).

The principal 100% owned subsidiary of the Company is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). The Company manages and internally reports its business geographically. The operation and franchising of Wendy’s® restaurants in North America (defined as the United States of America (“U.S.”) and Canada) comprises virtually all of our current operations and represents a single reportable segment. The revenues and operating results of Wendy’s restaurants outside of North America are not material. As a result of the realignment of our management and operating structure in May 2019, the Company is continuing to evaluate the impact these changes will have on its existing operating segment structure. The Company currently expects to report its results in the following three segments beginning with our Annual Report on Form 10-K for the fiscal year ended December 29, 2019: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. See Note 6 for further information.

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

(2) New Accounting Standards

New Accounting Standards

Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an amendment that will require the Company to use a current expected credit loss model that will result in the immediate recognition of an estimate of credit losses that are expected to occur over the life of the financial instruments that are within the scope of the guidance, including trade receivables. The amendment is effective commencing with our 2020 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements.

New Accounting Standards Adopted

Cloud Computing

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(3) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by primary geographical market and source:

	U.S.	Canada	Other International	Total
Three Months Ended September 29, 2019
Sales at Company-operated restaurants	$181,977	$—	$—	$181,977
Franchise royalty revenue	90,791	6,529	4,947	102,267
Franchise fees	5,838	877	173	6,888
Franchise rental income	50,987	8,931	—	59,918
Advertising funds revenue	81,386	5,444	—	86,830
Total revenues	$410,979	$21,781	$5,120	$437,880

Nine Months Ended September 29, 2019
Sales at Company-operated restaurants	$530,724	$—	$—	$530,724
Franchise royalty revenue	266,599	18,341	14,991	299,931
Franchise fees	17,563	1,997	742	20,302
Franchise rental income	151,693	25,238	—	176,931
Advertising funds revenue	238,804	15,119	—	253,923
Total revenues	$1,205,383	$60,695	$15,733	$1,281,811

Three Months Ended September 30, 2018
Sales at Company-operated restaurants	$165,323	$—	$—	$165,323
Franchise royalty revenue	84,648	6,260	4,593	95,501
Franchise fees	5,575	1,855	281	7,711
Franchise rental income	43,900	6,574	—	50,474
Advertising funds revenue	76,492	5,049	—	81,541
Total revenues	$375,938	$19,738	$4,874	$400,550

Nine Months Ended September 30, 2018
Sales at Company-operated restaurants	$486,316	$—	$—	$486,316
Franchise royalty revenue	252,094	17,696	13,812	283,602
Franchise fees	19,671	4,776	630	25,077
Franchise rental income	133,046	19,064	—	152,110
Advertising funds revenue	230,391	14,620	—	245,011
Total revenues	$1,121,518	$56,156	$14,442	$1,192,116

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	September 29, 2019 (a)	December 30, 2018 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$39,669	$40,300
Receivables, which are included in “Advertising funds restricted assets”	49,102	47,332
Deferred franchise fees (c)	100,751	102,205
_______________

(a)
Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)	Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)
Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $9,314 and $91,437 as of September 29, 2019, respectively, and $9,973 and $92,232 as of December 30, 2018, respectively.

Significant changes in deferred franchise fees are as follows:

	Nine Months Ended
	September 29, 2019	September 30, 2018
Deferred franchise fees at beginning of period	$102,205	$102,492
Revenue recognized during the period	(6,635)	(7,393)
New deferrals due to cash received and other	5,181	7,913
Deferred franchise fees at end of period	$100,751	$103,012

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2019 (a)	$2,164
2020	7,399
2021	6,118
2022	5,858
2023	5,633
Thereafter	73,579
$100,751
_______________

(a)	Represents franchise fees expected to be recognized for the remainder of 2019, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) Acquisitions

During the nine months ended September 29, 2019, the Company acquired five restaurants from franchisees for total net cash consideration of $5,052. The Company did not incur any material acquisition-related costs associated with the acquisitions and such transactions were not significant to our condensed consolidated financial statements. The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for restaurants acquired from franchisees:

Nine Months Ended
September 29, 2019
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

(5) System Optimization Gains, Net

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

During the nine months ended September 29, 2019 and September 30, 2018, the Company facilitated three and 73 Franchise Flips, respectively. Additionally, during the nine months ended September 30, 2018, the Company completed the sale of three Company-operated restaurants to a franchisee. No Company-operated restaurants were sold to franchisees during the nine months ended September 29, 2019.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Gain on sale of restaurants, net (a)	$—	$—	$—	$89
Post-closing adjustments on sales of restaurants (b)	1,033	279	1,087	54
Gain (loss) on sales of other assets, net (c)	7	207	75	(135)
System optimization gains, net	$1,040	$486	$1,162	$8
_______________

(a)
During the nine months ended September 30, 2018, the Company received cash proceeds of $1,436 from the sale of three Company-operated restaurants. The value of the net assets that were included in the sale totaled $1,139 and consisted primarily of equipment. In addition, goodwill of $208 was written off in connection with the sale.

(b)
The three and nine months ended September 29, 2019 and September 30, 2018 include the recognition of deferred gains of $911 and $503, respectively, as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees. The nine months ended September 30, 2018 also includes cash proceeds, net of payments of $6.

(c)
During the three and nine months ended September 29, 2019, the Company received cash proceeds of $798 and $2,038, respectively, and during the three and nine months ended September 30, 2018 received cash proceeds of $1,049 and $1,421, respectively, primarily from the sale of surplus properties.

Assets Held for Sale

As of September 29, 2019 and December 30, 2018, the Company had assets held for sale of $2,391 and $2,435, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(6) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
G&A realignment	$396	$629	$4,695	$6,375
System optimization initiative	7	312	76	316
Reorganization and realignment costs	$403	$941	$4,771	$6,691

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. Additionally, the Company announced in May 2019 changes to its leadership structure that includes the creation of two new positions, a President, U.S and Chief Commercial Officer and a President, International and Chief Development Officer, and the elimination of the Chief Operations Officer position. During the nine months ended September 29, 2019 and September 30, 2018, the Company recognized costs related to the plan totaling $4,695 and $6,375, respectively, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $2,700, comprised of (1) severance and related employee costs of approximately $1,900, (2) recruitment and relocation costs of approximately $450, (3) third-party and other costs of approximately $50 and (4) share-based compensation of approximately $300. The Company expects to incur total costs aggregating approximately $35,000 to $38,000 related to the plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As a result of the realignment of our management and operating structure as described above, the Company is continuing to evaluate the impact these changes will have on its existing operating segment structure. The Company currently expects to report its results in the following three segments beginning with our Annual Report on Form 10-K for the fiscal year ended December 29, 2019: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development.

The following is a summary of the activity recorded as a result of the G&A realignment plan:

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Severance and related employee costs	$214	$57	$2,816	$3,168	$21,569
Recruitment and relocation costs	58	200	654	708	2,220
Third-party and other costs	25	39	112	971	2,222
	297	296	3,582	4,847	26,011
Share-based compensation (a)	99	333	1,113	1,528	7,797
Termination of defined benefit plans	—	—	—	—	1,335
Total G&A realignment	$396	$629	$4,695	$6,375	$35,143
_______________

(a)	Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our G&A realignment plan.

The accruals for our G&A realignment plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $3,491 and $507 as of September 29, 2019, respectively, and $6,817 and $1,432 as of September 30, 2018, respectively. The tables below present a rollforward of our accruals for the plan.

	Balance December 30, 2018	Charges	Payments	Balance September 29, 2019
Severance and related employee costs	$7,241	$2,816	$(6,216)	$3,841
Recruitment and relocation costs	83	654	(580)	157
Third-party and other costs	—	112	(112)	—
	$7,324	$3,582	$(6,908)	$3,998

	Balance December 31, 2017	Charges	Payments	Balance September 30, 2018
Severance and related employee costs	$12,093	$3,168	$(7,103)	$8,158
Recruitment and relocation costs	177	708	(794)	91
Third-party and other costs	—	971	(971)	—
	$12,270	$4,847	$(8,868)	$8,249

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. The Company has incurred costs of $72,268 under the initiative since inception and does not expect to incur any additional costs during the remainder of 2019.

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

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Nine Months Ended
	September 29, 2019	September 30, 2018
Balance at beginning of period	$47,021	$55,363

Investment	—	13

Equity in earnings for the period	8,812	7,566
Amortization of purchase price adjustments (a)	(1,700)	(1,756)
	7,112	5,810
Distributions received	(10,038)	(9,060)
Foreign currency translation adjustment included in “Other comprehensive (loss) income, net” and other	2,164	(191)
Balance at end of period	$46,259	$51,935
_______________

(a)	Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

Other Investments in Equity Securities

On October 11, 2019, the Company received a $25,000 cash settlement related to a previously held investment.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(8) Long-Term Debt

Long-term debt consisted of the following:

	September 29, 2019	December 30, 2018
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	$399,000	$—
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	448,875	—
Series 2018-1 Class A-2 Notes:
3.573% Series 2018-1 Class A-2-I Notes, anticipated repayment date 2025	442,125	445,500
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	466,688	470,250
Series 2015-1 Class A-2 Notes:
4.080% Series 2015-1 Class A-2-II Notes, repaid in connection with the June 2019 refinancing	—	870,750
4.497% Series 2015-1 Class A-2-III Notes, anticipated repayment date 2025	480,000	483,750
7% debentures, due in 2025	91,722	90,769
Unamortized debt issuance costs	(34,794)	(32,217)
	2,293,616	2,328,802
Less amounts payable within one year	(22,750)	(23,250)
Total long-term debt	$2,270,866	$2,305,552

On June 26, 2019, Wendy’s Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of the Company, completed a debt refinancing transaction under which the Master Issuer issued fixed rate senior secured notes in the following 2019-1 series: Class A-2-I with an initial principal amount of $400,000 and Class A-2-II with an initial principal amount of $450,000 (collectively, the “Series 2019-1 Class A-2 Notes”). Interest payments on the Series 2019-1 Class A-2 Notes are payable on a quarterly basis. The legal final maturity date of the Series 2019-1 Class A-2 Notes is in June 2049. If the Master Issuer has not repaid or refinanced the Series 2019-1 Class A-2 Notes prior to the respective anticipated repayment date, additional interest will accrue on each tranche of the Series 2019-1 Class A-2 Notes at a rate equal to the greater of (A) 5.00% per annum and (B) a per annum interest rate equal to the amount, if any, by which the sum of (i) the yield to maturity (adjusted to a quarterly bond-equivalent basis) on such anticipated repayment date of the United States Treasury Security having a term closest to 10 years, plus (ii) 5.00%, plus (iii) (1) with respect to the Series 2019-1 Class A-2-I Notes, 1.863%, and (2) with respect to the Series 2019-1 Class A-2-II Notes, 2.051%, exceeds the original interest rate with respect to such tranche. The Master Issuer’s outstanding Series 2015-1 Class A-2-II Notes were repaid as part of the refinancing transaction. As a result, the Company recorded a loss on early extinguishment of debt of $7,150 during the nine months ended September 29, 2019, which was comprised of the write-off of certain unamortized deferred financing costs. The Series 2019-1 Class A-2 Notes have scheduled principal payments of $4,250 in 2019, $8,500 annually from 2020 through 2025, $378,500 in 2026, $4,500 in each of 2027 and 2028 and $407,250 in 2029.

In connection with the issuance of the Series 2019-1 Class A-2 Notes, the Master Issuer also entered into a revolving financing facility of Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2019-1 Class A-1 Notes” and, together with the Series 2019-1 Class A-2 Notes, the “Series 2019-1 Senior Notes”), which allows for the drawing of up to $150,000 on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2019-1 Class A-1 Notes during the nine months ended September 29, 2019. The Series 2019-1 Class A-1 Notes replaced the Company’s $150,000 Series 2018-1 Class A-1 Notes, which were canceled on the closing date, and the letters of credit outstanding against the Series 2018-1 Class A-1 Notes were transferred to the Series 2019-1 Class A-1 Notes.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

During the nine months ended September 29, 2019, the Company incurred debt issuance costs of $14,008 in connection with the issuance of the Series 2019-1 Senior Notes. The debt issuance costs will be amortized to “Interest expense, net” through the anticipated repayment dates of the Series 2019-1 Senior Notes utilizing the effective interest rate method.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000. Neither the Company nor Wendy’s is the guarantor of the debt. The advertising fund facility was established to fund the advertising fund operations. During the nine months ended September 30, 2018, the Company borrowed $9,837 and repaid $11,124 under the line of credit. There were no borrowings or repayments under the line of credit during the nine months ended September 29, 2019.

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 29, 2019		December 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$206,094	$206,094	$222,228	$222,228	Level 1
Other investments in equity securities (a)	639	1,818	639	2,181	Level 3

Financial liabilities
Series 2019-1 Class A-2-I Notes (b)	399,000	405,863	—	—	Level 2
Series 2019-1 Class A-2-II Notes (b)	448,875	463,598	—	—	Level 2
Series 2018-1 Class A-2-I Notes (b)	442,125	448,580	445,500	424,026	Level 2
Series 2018-1 Class A-2-II Notes (b)	466,688	476,208	470,250	439,353	Level 2
Series 2015-1 Class A-2-II Notes (b)	—	—	870,750	865,342	Level 2
Series 2015-1 Class A-2-III Notes (b)	480,000	492,624	483,750	482,522	Level 2
7% debentures, due in 2025 (b)	91,722	107,500	90,769	102,750	Level 2
Guarantees of franchisee loan obligations (c)	2	2	17	17	Level 3
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

		Fair Value Measurements
	September 29, 2019	Level 1	Level 2	Level 3
Held and used	$1,866	$—	$—	$1,866
Held for sale	988	—	—	988
Total	$2,854	$—	$—	$2,854

		Fair Value Measurements
	December 30, 2018	Level 1	Level 2	Level 3
Held and used	$462	$—	$—	$462
Held for sale	1,031	—	—	1,031
Total	$1,493	$—	$—	$1,493

(10) Impairment of Long-Lived Assets

The Company records impairment charges as a result of (1) closing Company-operated restaurants and classifying such surplus properties as held for sale, (2) the deterioration of operating performance of certain Company-operated restaurants and (3) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, including any subsequent lease modifications.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets:”

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Surplus properties	$—	$229	$1,397	$270
Company-operated restaurants	—	—	287	1,603
Restaurants leased or subleased to franchisees	—	118	—	283
	$—	$347	$1,684	$2,156

(11) Income Taxes

The Company’s effective tax rate for the three months ended September 29, 2019 and September 30, 2018 was 13.5% and 21.6% respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to (1) a reduction in unrecognized tax benefits due to a lapse of statute of limitations in the three months ended September 29, 2019, (2) a reduction for stock-based compensation, which included net excess tax benefits of $1,103 and $5,251 for the three months ended September 29, 2019 and September 30, 2018, respectively, and (3) an increase due to state income taxes, including non-recurring changes to state deferred taxes net of federal benefits.

The Company’s effective tax rate for the nine months ended September 29, 2019 and September 30, 2018 was 20.5% and 20.6% respectively. The Company’s effective tax rate varied immaterially from the U.S. federal statutory rate of 21% primarily due to (1) a reduction in unrecognized tax benefits due to a lapse of statute of limitations in the nine months ended September 29, 2019, (2) a reduction for stock-based compensation, which included net excess tax benefits of $4,028 and $12,142 for the nine months ended September 29, 2019 and September 30, 2018, respectively, and (3) an increase due to state income taxes, including non-recurring changes to state deferred taxes net of federal benefits.

On December 22, 2017, the U.S. government enacted the Tax Act. In our continued analysis of the impact of the Tax Act during the first nine months of 2018 under Staff Accounting Bulletin 118, we adjusted our provisional amounts for a discrete net tax expense of $2,076. This included a net expense of $2,426 related to the impact of the corporate rate reduction on our net deferred tax liabilities and a net expense of $991 related to limitations on the deductibility of certain executive compensation, partially offset by $1,341 for the tax benefit of foreign tax credits.

Unrecognized tax benefits for the Company decreased by $5,639 and $6,475 during the three and nine months ended September 29, 2019, respectively. The decrease was primarily related to the lapse of statutes of limitations during the third quarter of 2019. During the next twelve months, we believe it is reasonably possible the Company’s unrecognized tax benefits will decrease by up to $2,081 due to the lapse of statutes of limitations and expected settlements with taxing authorities.

The current portion of refundable income taxes was $6,719 and $14,475 as of September 29, 2019 and December 30, 2018, respectively, and is included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets. There were no long-term refundable income taxes as of September 29, 2019 and December 30, 2018.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) Net Income Per Share

Basic net income per share was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Common stock:
Weighted average basic shares outstanding	230,723	237,696	230,779	238,872
Dilutive effect of stock options and restricted shares	4,995	7,070	5,122	7,574
Weighted average diluted shares outstanding	235,718	244,766	235,901	246,446

Diluted net income per share for the three and nine months ended September 29, 2019 and September 30, 2018 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 3,257 and 2,488 for the three and nine months ended September 29, 2019, respectively, and 1,121 and 1,287 for the three and nine months ended September 30, 2018, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(13) Stockholders’ Equity

Dividends

During each of the first three quarters of 2019, the Company paid quarterly cash dividends of $.10 per share. During each of the first three quarters of 2018, the Company paid quarterly cash dividends of $.085 per share.

Repurchases of Common Stock

In February 2019, our Board of Directors authorized a repurchase program for up to $225,000 of our common stock through March 1, 2020, when and if market conditions warrant and to the extent legally permissible. In connection with the February 2019 authorization, the Company’s previous November 2018 repurchase authorization for up to $220,000 of our common stock was canceled. During the nine months ended September 29, 2019, the Company repurchased 4,153 shares with an aggregate purchase price of $76,165, of which $1,102 was accrued at September 29, 2019, and excluding commissions of $58, under the November 2018 and February 2019 authorizations. As of September 29, 2019, the Company had $170,292 of availability remaining under its February 2019 authorization. Subsequent to September 29, 2019 through October 30, 2019, the Company repurchased 443 shares under the February 2019 authorization with an aggregate purchase price of $9,190, excluding commissions of $6. As part of the February 2019 authorization, the Company announced on October 11, 2019 its intention to launch a $100,000 accelerated share repurchase program during the fourth quarter of 2019.

In February 2018, our Board of Directors authorized a repurchase program for up to $175,000 of our common stock through March 3, 2019, when and if market conditions warranted and to the extent legally permissible. During the nine months ended September 30, 2018, the Company repurchased 6,896 shares under the February 2018 repurchase authorization with an aggregate purchase price of $118,866, of which $2,675 was accrued at September 30, 2018, and excluding commissions of $97. Additionally, during the nine months ended September 30, 2018, the Company completed its previous February 2017 repurchase authorization for up to $150,000 of our common stock with the repurchase of 1,385 shares with an aggregate purchase price of $22,633, excluding commissions of $19.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive loss, net of tax as applicable:

	Foreign Currency Translation	Pension	Total
Balance at December 30, 2018	$(61,673)	$—	$(61,673)
Current-period other comprehensive income	7,563	—	7,563
Balance at September 29, 2019	$(54,110)	$—	$(54,110)

Balance at December 31, 2017	$(45,149)	$(1,049)	$(46,198)
Current-period other comprehensive (loss) income	(5,054)	117	(4,937)
Balance at September 30, 2018	$(50,203)	$(932)	$(51,135)

(14) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At September 29, 2019, Wendy’s and its franchisees operated 6,743 Wendy’s restaurants. Of the 356 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 143 restaurants, owned the building and held long-term land leases for 144 restaurants and held leases covering the land and building for 69 restaurants. Wendy’s also owned 512 and leased 1,255 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

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

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
Finance lease cost:
Amortization of finance lease assets	$3,201	$7,949
Interest on finance lease liabilities	10,116	26,808
	13,317	34,757
Operating lease cost	23,358	67,087
Variable lease cost (a)	15,435	44,910
Short-term lease cost	1,141	3,420
Total operating lease cost (b)	39,934	115,417
Total lease cost	$53,251	$150,174
_______________

(a)	The three and nine months ended September 29, 2019 includes expenses for executory costs of $9,908 and $29,211, respectively, for which the Company is reimbursed by sublessees.

(b)
The three and nine months ended September 29, 2019 includes $32,342 and $92,815, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees and $6,892 and $20,492, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

The following table includes supplemental cash flow and non-cash information related to leases:

Nine Months Ended
September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$29,683
Operating cash flows from operating leases	69,277
Financing cash flows from finance leases	5,178
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	34,084
Operating lease liabilities	8,212

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table includes supplemental information related to leases:

September 29, 2019
Weighted-average remaining lease term (years):
Finance leases	17.3
Operating leases	15.5

Weighted average discount rate:
Finance leases	10.03%
Operating leases	5.10%

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of September 29, 2019:

	Finance Leases		Operating Leases
Fiscal Year	Company-Operated	Franchise and Other	Company-Operated	Franchise and Other
2019 (a)	$707	$12,759	$5,001	$17,602
2020	2,862	45,340	19,921	70,690
2021	2,973	46,826	19,733	70,540
2022	3,023	47,830	19,421	70,696
2023	2,975	49,504	19,400	70,655
Thereafter	39,104	704,276	201,762	827,387
Total minimum payments	$51,644	$906,535	$285,238	$1,127,570
Less interest	(23,407)	(452,484)	(88,577)	(369,544)
Present value of minimum lease payments (b) (c)	$28,237	$454,051	$196,661	$758,026
_______________

(a)	Represents future minimum rental payments for non-cancelable leases for the remainder of 2019.

(b)	The present value of minimum finance lease payments of $10,584 and $471,704 are included in “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively.

(c)
The present value of minimum operating lease payments of $43,474 and $911,213 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of December 30, 2018:

	Finance Leases		Operating Leases
Fiscal Year	Company-Operated	Franchise and Other	Company-Operated	Franchise and Other
2019	$1,962	$45,125	$20,174	$75,703
2020	1,978	43,969	20,052	73,320
2021	2,082	45,522	19,820	73,167
2022	2,114	46,573	19,530	73,300
2023	2,084	48,109	19,430	73,377
Thereafter	23,558	676,139	203,073	854,964
Total minimum payments	$33,778	$905,437	$302,079	$1,223,831
Less interest	(16,874)	(466,705)
Present value of minimum lease payments (a)	$16,904	$438,732
_______________

(a)	The present value of minimum finance lease payments of $8,405 and $447,231 are included in “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively.

Company as Lessor

The components of lease income are as follows:

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
Sales-type and direct-financing leases:
Selling (loss) profit	$(97)	$1,874
Interest income	7,240	19,045

Operating lease income	$44,892	$134,056
Variable lease income	15,026	42,875
Franchise rental income (a)	$59,918	$176,931
_______________

(a)
Includes sublease income of $44,821 and $130,763 recognized during the three and nine months ended September 29, 2019, respectively, of which $9,683 and $28,894, respectively, represents lessees’ variable payments to the Company for executory costs.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table illustrates the Company’s future minimum rental receipts for non-cancelable leases and subleases as of September 29, 2019:

	Sales-Type and Direct Financing Leases		Operating Leases
Fiscal Year	Subleases	Owned Properties	Subleases	Owned Properties
2019 (a)	$6,953	$489	$27,614	$13,129
2020	28,528	2,036	111,227	52,912
2021	29,668	2,068	111,946	54,700
2022	30,342	2,148	113,017	56,173
2023	31,381	2,192	114,021	56,378
Thereafter	486,141	27,115	1,339,940	861,865
Total future minimum receipts	613,013	36,048	$1,817,765	$1,095,157
Unearned interest income	(376,192)	(19,472)
Net investment in sales-type and direct financing leases (b)	$236,821	$16,576
_______________

(a)	Represents future minimum rental receipts for non-cancelable leases for the remainder of 2019.

(b)
The present value of minimum direct financing rental receipts of $2,795 and $250,602 are included in “Accounts and notes receivable, net” and “Net investment in sales-type and direct financing leases,” respectively. The present value of minimum direct financing rental receipts includes a net investment in unguaranteed residual assets of $195.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

September 29, 2019
Land	$281,744
Buildings and improvements	310,936
Restaurant equipment	1,726
594,406
Accumulated depreciation and amortization	(153,379)
$441,027

(15) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen for the operation of Wendy’s/Tim Hortons combo units in Canada. During the nine months ended September 29, 2019 and September 30, 2018, Wendy’s paid TimWen $12,710 and $9,967, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $155 and $161 during the nine months ended September 29, 2019 and September 30, 2018, respectively, which has been included as a reduction to “General and administrative.”

(16) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $74,898 as of September 29, 2019. These leases extend through 2056. We have not received any notice of default related to these leases as of September 29, 2019. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Letters of Credit

As of September 29, 2019, the Company had outstanding letters of credit with various parties totaling $25,082. The outstanding letters of credit include amounts outstanding against the Series 2019-1 Class A-1 Notes. We do not expect any material loss to result from these letters of credit.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Purchase and Capital Commitments

Beverage Agreement

The Company has an agreement with a beverage vendor that provides fountain beverage products and certain marketing support funding to the Company and its franchisees. This agreement requires minimum purchases of certain fountain beverages (“Fountain Beverages”) by the Company and its franchisees at certain agreed upon prices until the total contractual gallon volume usage is reached. This agreement also provides for an annual advance to be paid to the Company based on the vendor’s expectation of the Company’s annual Fountain Beverages usage, which is amortized over actual usage during the year. In January 2019, the Company amended its contract with the beverage vendor, which now expires at the later of reaching a threshold usage requirement or December 31, 2025. Beverage purchases made by the Company under this agreement during the nine months ended September 29, 2019 were $8,417. As of September 29, 2019, the Company estimates future purchases to be approximately $2,700 for the remainder of 2019, $10,800 in 2020, $11,100 in 2021, $11,600 in 2022 and $12,100 in 2023 based on current pricing and the expected ratio of usage at Company-operated restaurants to usage at franchised restaurants.

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

We previously described certain legal proceedings in the Form 10-K. Except as set forth below, there were no material developments in those legal proceedings as of September 29, 2019.

As previously reported, the Company was named as a defendant in putative class action lawsuits alleging, among other things, that the Company failed to safeguard customer credit card information and failed to provide notice that credit card information had been compromised. Jonathan Torres and other consumers filed an action in the U.S. District Court for the Middle District of Florida (the “Torres Case”). On August 23, 2018, the court preliminarily approved a class-wide settlement. A final approval hearing of the settlement of the Torres Case was held on February 26, 2019, and final approval was granted by the court. At this time, the action has been dismissed with prejudice (with no appeal taken), all claims and other amounts payable per the terms of the settlement agreement have been paid, and the matter is considered closed.

Also as previously reported, certain financial institutions have also filed class actions lawsuits in the U.S. District Court for the Western District of Pennsylvania, which sought to certify a nationwide class of financial institutions that issued payment cards that were allegedly impacted. Those cases were consolidated into a single case (the “FI Case”). On February 13, 2019, the Company and the plaintiffs filed a settlement agreement and a motion for preliminary approval of a class-wide settlement of the FI Case with the court. Under the terms of the settlement agreement, if approved and finalized, a settlement class of financial institutions will receive $50,000, inclusive of attorneys’ fees and costs. After exhaustion of applicable insurance, the Company now expects to pay approximately $25,000 of this amount. In exchange, the Company and its franchisees will receive a full release of all claims that have or could have been brought by financial institutions who do not opt out of the settlement related to the cybersecurity incidents described herein. On February 26, 2019, the court preliminarily approved the settlement agreement and scheduled a final approval hearing for November 6, 2019. The settlement agreement remains subject to a notice and objection process and final court approval. If approved, the Company anticipates that payment will occur in early 2020. The Company recorded a liability of $50,000 and insurance receivables of $22,500 for the FI case during 2018. As a result of cost savings related to the settlement of the Torres Case in the three months ended September 29, 2019, the Company adjusted its insurance receivables for the FI case to approximately $25,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2018 (the “Form 10-K”). There have been no material changes as of September 29, 2019 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” of this report. You should consider our forward-looking statements in light of our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited time basis. Wendy’s also currently offers breakfast in more than 300 restaurants in the United States.

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

Executive Overview

Our Business

As of September 29, 2019, the Wendy’s restaurant system was comprised of 6,743 restaurants, of which 356 were owned and operated by the Company. All of our Company-operated restaurants are located in the United States.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and decreased consumer spending levels, general economic and market trends and weather.

Wendy’s long-term growth opportunities include (1) systemwide same-restaurant sales growth through continuing core menu improvement, product innovation, customer count growth and strategic price increases on our menu items, (2) system investment in our Image Activation program, which includes innovative exterior and interior restaurant designs for our new and reimaged restaurants and focused execution of operational excellence, (3) growth in new restaurants, including global growth, (4) increased focus on consumer-facing digital platforms and technologies, (5) increased restaurant utilization in various dayparts, including the Company’s recent announcement of its plan to launch breakfast across the U.S. system in the first quarter of 2020 (see “Breakfast Launch” below), (6) strengthening our operations through our system optimization initiative and (7) building stockholder value through financial management strategies.

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

Breakfast Launch

In September 2019, the Company announced that it plans to launch breakfast across the U.S. system in the first quarter of 2020. The Company expects to make one-time investments during 2019 of approximately $20.0 million to support the U.S. system in preparation of the national launch. The 2019 investments are primarily comprised of (1) the purchase of smallwares and menuboards for franchisees and (2) a national recruiting advertising campaign and other talent acquisition costs.

Other Investments in Equity Securities

On October 11, 2019, the Company received a $25.0 million cash settlement related to a previously held investment.

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. Additionally, the Company announced in May 2019 changes to its leadership structure that includes the creation of two new positions, a President, U.S and Chief Commercial Officer and a President, International and Chief Development Officer, and the elimination of the Chief Operations Officer position. During the nine months ended September 29, 2019 and September 30, 2018, the Company recognized costs related to the plan totaling $4.7 million and $6.4 million, respectively, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $2.7 million, comprised of (1) severance and related employee costs of approximately $1.9 million, (2) recruitment and relocation costs of approximately $0.4 million, (3) third-party and other costs of approximately $0.1 million and (4) share-based compensation of approximately $0.3 million. The Company expects to incur total costs aggregating approximately $35.0 million to $38.0 million, of which $26.0 million to $29.0 million will be cash expenditures, related to the plan. The Company expects to realize a total G&A expense reduction through the plan of approximately $35.0 million.
As a result of the realignment of our management and operating structure as described above, the Company is continuing to evaluate the impact these changes will have on its existing operating segment structure. The Company currently expects to report its results in the following three segments beginning with our Annual Report on Form 10-K for the fiscal year ended December 29, 2019: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development.

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the third quarter and the first nine months of 2019 and 2018.

	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Revenues:
Sales	$182.0	$165.3	$16.7	$530.7	$486.3	$44.4
Franchise royalty revenue and fees	109.2	103.2	6.0	320.3	308.7	11.6
Franchise rental income	59.9	50.5	9.4	176.9	152.1	24.8
Advertising funds revenue	86.8	81.6	5.2	253.9	245.0	8.9
	437.9	400.6	37.3	1,281.8	1,192.1	89.7
Costs and expenses:
Cost of sales	152.4	139.3	13.1	446.1	409.7	36.4
Franchise support and other costs	9.7	5.4	4.3	19.8	18.6	1.2
Franchise rental expense	32.4	22.3	10.1	92.8	69.8	23.0
Advertising funds expense	87.9	81.6	6.3	257.0	245.0	12.0
General and administrative	46.2	46.5	(0.3)	146.3	146.1	0.2
Depreciation and amortization	33.3	29.1	4.2	98.0	94.6	3.4
System optimization gains, net	(1.0)	(0.5)	(0.5)	(1.2)	—	(1.2)
Reorganization and realignment costs	0.4	0.9	(0.5)	4.8	6.7	(1.9)
Impairment of long-lived assets	—	0.3	(0.3)	1.7	2.2	(0.5)
Other operating income, net	(2.4)	(1.6)	(0.8)	(9.4)	(4.7)	(4.7)
	358.9	323.3	35.6	1,055.9	988.0	67.9
Operating profit	79.0	77.3	1.7	225.9	204.1	21.8
Interest expense, net	(27.9)	(29.6)	1.7	(86.9)	(89.9)	3.0
Loss on early extinguishment of debt	—	—	—	(7.2)	(11.5)	4.3
Investment income, net	0.3	450.1	(449.8)	1.0	450.4	(449.4)
Other income, net	1.9	1.1	0.8	6.1	2.4	3.7
Income before income taxes	53.3	498.9	(445.6)	138.9	555.5	(416.6)
Provision for income taxes	(7.2)	(107.7)	100.5	(28.5)	(114.2)	85.7
Net income	$46.1	$391.2	$(345.1)	$110.4	$441.3	$(330.9)

	Third Quarter				Nine Months
	2019	% of Total Revenues	2018	% of Total Revenues	2019	% of Total Revenues	2018	% of Total Revenues
Revenues:
Sales	$182.0	41.6%	$165.3	41.3%	$530.7	41.4%	$486.3	40.8%
Franchise royalty revenue and fees:
Royalty revenue	102.3	23.4%	95.5	23.8%	300.0	23.4%	283.6	23.8%
Franchise fees	6.9	1.5%	7.7	1.9%	20.3	1.6%	25.1	2.1%
Total franchise royalty revenue and fees	109.2	24.9%	103.2	25.7%	320.3	25.0%	308.7	25.9%
Franchise rental income	59.9	13.7%	50.5	12.6%	176.9	13.8%	152.1	12.8%
Advertising funds revenue	86.8	19.8%	81.6	20.4%	253.9	19.8%	245.0	20.5%
Total revenues	$437.9	100.0%	$400.6	100.0%	$1,281.8	100.0%	$1,192.1	100.0%

	Third Quarter				Nine Months
	2019	% of Sales	2018	% of Sales	2019	% of Sales	2018	% of Sales
Cost of sales:
Food and paper	$57.2	31.4%	$53.0	32.1%	$167.3	31.5%	$154.8	31.8%
Restaurant labor	54.7	30.1%	48.4	29.3%	160.1	30.2%	144.1	29.6%
Occupancy, advertising and other operating costs	40.5	22.3%	37.9	22.9%	118.7	22.4%	110.8	22.8%
Total cost of sales	$152.4	83.8%	$139.3	84.3%	$446.1	84.1%	$409.7	84.2%

	Third Quarter				Nine Months
	2019	% of Sales	2018	% of Sales	2019	% of Sales	2018	% of Sales
Restaurant margin	$29.6	16.2%	$26.0	15.7%	$84.6	15.9%	$76.6	15.8%

The tables below present key business measures which are defined and further discussed in the “Executive Overview” section included herein.

	Third Quarter		Nine Months
	2019	2018	2019	2018
Key business measures:
North America same-restaurant sales growth:
Company-operated	4.7%	1.2%	2.5%	1.4%
Franchised	4.3%	(0.3)%	2.4%	1.1%
Systemwide	4.4%	(0.2)%	2.4%	1.1%

Global same-restaurant sales growth:
Company-operated	4.7%	1.2%	2.5%	1.4%
Franchised (a)	4.4%	(0.1)%	2.5%	1.3%
Systemwide (a)	4.4%	0.0%	2.5%	1.3%
________________

(a) Includes international franchised same-restaurant sales (excluding Venezuela, and excluding Argentina beginning in the third quarter of 2018, due to the impact of the highly inflationary economies of those countries).

	Third Quarter		Nine Months
	2019	2018	2019	2018
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$182.0	$165.3	$530.7	$486.3
North America franchised	2,478.2	2,358.5	7,251.4	7,043.4
North America systemwide	2,660.2	2,523.8	7,782.1	7,529.7
International franchised (b)	137.8	126.5	410.8	385.8
Global systemwide	$2,798.0	$2,650.3	$8,192.9	$7,915.5
________________

(a)
During the third quarter of 2019 and 2018, global systemwide sales increased 5.7% and 1.7%, respectively, North America systemwide sales increased 5.5% and 1.2%, respectively, and international franchised sales increased 9.2% and 13.2%, respectively, on a constant currency basis. During the first nine months of 2019 and 2018, global systemwide sales increased 4.1% and 2.7%, respectively, North America systemwide sales increased 3.8% and 2.2%, respectively, and international franchised sales increased 9.8% and 13.2%, respectively, on a constant currency basis.

(b)	Excludes Venezuela, and excludes Argentina beginning in the third quarter of 2018, due to the impact of the highly inflationary economies of those countries.

	Third Quarter
	Company-operated	North America Franchised	International Franchised	Systemwide
Restaurant count:
Restaurant count at June 30, 2019	358	5,828	533	6,719
Opened	—	27	13	40
Closed	(2)	(10)	(4)	(16)
Net purchased from (sold by) franchisees	—	—	—	—
Restaurant count at September 29, 2019	356	5,845	542	6,743

	Nine Months
	Company-operated	North America Franchised	International Franchised	Systemwide
Restaurant count:
Restaurant count at December 30, 2018	353	5,825	533	6,711
Opened	—	76	35	111
Closed	(2)	(51)	(26)	(79)
Net purchased from (sold by) franchisees	5	(5)	—	—
Restaurant count at September 29, 2019	356	5,845	542	6,743

Sales	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Sales	$182.0	$165.3	$16.7	$530.7	$486.3	$44.4

The increase in sales for the third quarter and the first nine months of 2019 was primarily due to a net increase in the number of Company-operated restaurants in operation during 2019 compared to 2018. In addition, sales for the third quarter and the first nine months of 2019 benefited from a 4.7% and 2.5% increase in Company-operated same-restaurant sales, respectively. Company-operated same-restaurant sales improved due to an increase in our average per customer check amount, reflecting benefits from strategic price increases on our menu items and changes in product mix. These benefits were partially offset by a decrease in customer count.

Franchise Royalty Revenue and Fees	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Royalty revenue	$102.3	$95.5	$6.8	$300.0	$283.6	$16.4
Franchise fees	6.9	7.7	(0.8)	20.3	25.1	(4.8)
	$109.2	$103.2	$6.0	$320.3	$308.7	$11.6

The increase in franchise royalty revenue during the third quarter and the first nine months of 2019 was primarily due to a 4.4% and 2.5% increase in franchise same-restaurant sales, respectively. Royalty revenue was also positively impacted by a net increase in the number of franchise restaurants in operation.

The decrease in franchise fees during the third quarter of 2019 was primarily due to lower other miscellaneous franchise fees, partially offset by higher fees for providing information technology and other services to franchisees. The decrease in franchise fees during the first nine months of 2019 was primarily due to lower other miscellaneous franchise fees and facilitating fewer franchisee-to-franchisee restaurant transfers (“Franchise Flips”) in 2019, partially offset by higher fees for providing information technology and other services to franchisees.

Franchise Rental Income	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Franchise rental income	$59.9	$50.5	$9.4	$176.9	$152.1	$24.8

The increase in franchise rental income during the third quarter and the first nine months of 2019 was primarily due to the adoption of new accounting guidance for leases. Under the new guidance, lessees’ payments to the Company for executory costs are recorded on a gross basis as revenue with a corresponding expense. See “Franchise Rental Expense” below. The increase during the first nine months of 2019 was partially offset by the assignment of certain leases to a franchisee.

Advertising Funds Revenue	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Advertising funds revenue	$86.8	$81.6	$5.2	$253.9	$245.0	$8.9

The Company maintains two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants in the U.S. and Canada. Franchisees make contributions to the national advertising funds based on a percentage of sales of the franchised restaurants. The increase in advertising funds revenue during the third quarter and the first nine months of 2019 was primarily due to an increase in North America franchise same-restaurant sales, as well as a net increase in the number of North America franchise restaurants in operation. These increases were partially offset by reductions in advertising receipts under the Company’s restaurant development incentive program.

Cost of Sales, as a Percent of Sales	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Food and paper	31.4%	32.1%	(0.7)%	31.5%	31.8%	(0.3)%
Restaurant labor	30.1%	29.3%	0.8%	30.2%	29.6%	0.6%
Occupancy, advertising and other operating costs	22.3%	22.9%	(0.6)%	22.4%	22.8%	(0.4)%
	83.8%	84.3%	(0.5)%	84.1%	84.2%	(0.1)%

The decrease in cost of sales, as a percent of sales, during the third quarter and the first nine months of 2019 was primarily due to benefits from strategic price increases on certain of our menu items and changes in product mix. This decrease was partially offset by an increase in restaurant labor rates and commodity costs.

Franchise Support and Other Costs	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Franchise support and other costs	$9.7	$5.4	$4.3	$19.8	$18.6	$1.2

The increase in franchise support and other costs during the third quarter and the first nine months of 2019 was primarily due to the purchase of digital scanning equipment for franchisees of $3.9 million, partially offset by lower costs incurred to provide information technology and other services to our franchisees.

Franchise Rental Expense	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Franchise rental expense	$32.4	$22.3	$10.1	$92.8	$69.8	$23.0

The increase in franchise rental expense during the third quarter and the first nine months of 2019 was primarily due to the adoption of new accounting guidance for leases. Under the new guidance, lessees’ payments to the Company for executory costs are recorded on a gross basis as revenue with a corresponding expense. See “Franchise Rental Income” above. The increase during the first nine months of 2019 was partially offset by the impact of assigning certain leases to a franchisee.

Advertising Funds Expense	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Advertising funds expense	$87.9	$81.6	$6.3	$257.0	$245.0	$12.0

The increase in advertising funds expense during the third quarter and the first nine months of 2019 was primarily due to the same factors as described above for advertising funds revenue. On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. During the third quarter and the first nine months of 2019, advertising funds expense exceeded advertising funds revenue by $1.1 million and $3.1 million, respectively, reflecting a portion of the expected advertising spend in excess of advertising funds revenue for the remainder of 2019. This excess for 2019 is expected to approximate the amount by which advertising funds revenue exceeded advertising funds expense in 2018.

General and Administrative	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Employee compensation and related expenses	$43.4	$39.4	$4.0	$125.3	$120.7	$4.6
Legal reserves	(2.8)	—	(2.8)	(2.3)	0.1	(2.4)
Other, net	5.6	7.1	(1.5)	23.3	25.3	(2.0)
	$46.2	$46.5	$(0.3)	$146.3	$146.1	$0.2

The decrease in general and administrative expenses during the third quarter of 2019 was primarily due to a reduction in legal reserves as a result of an increase in anticipated insurance proceeds available for use related to the proposed settlement of the Financial Institutions case (see Note 17 to the Condensed Consolidated Financial Statements contained in Item 1 of Part 1 herein for further information). This decrease was offset by higher employee compensation and related expenses, reflecting an increase in incentive compensation accruals.

The increase in general and administrative expenses during the first nine months of 2019 was primarily due to higher employee compensation and related expenses, reflecting an increase in incentive compensation accruals and additional expenditures to support our digital experience and international organizations. This increase was partially offset by (1) a reduction in legal reserves as a result of an increase in anticipated insurance proceeds available for use related to the proposed settlement of the Financial Institutions case (see Note 17 to the Condensed Consolidated Financial Statements contained in Item 1 of Part 1 herein for further information) and (2) changes in staffing driven by our G&A realignment plan.

Depreciation and Amortization	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Restaurants	$21.8	$17.4	$4.4	$63.7	$60.3	$3.4
Corporate and other	11.5	11.7	(0.2)	34.3	34.3	—
	$33.3	$29.1	$4.2	$98.0	$94.6	$3.4

The increase in restaurant depreciation and amortization during the third quarter and the first nine months of 2019 was primarily due to the assignment of certain leases to a franchisee in 2018, resulting in the write-off of the related net investment in the leases.

System Optimization Gains, Net	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
System optimization gains, net	$(1.0)	$(0.5)	$(0.5)	$(1.2)	$—	$(1.2)

System optimization gains, net for the third quarter and the first nine months of 2019 and 2018 were primarily comprised of post-closing adjustments on previous sales of restaurants.

Reorganization and Realignment Costs	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
G&A realignment	$0.4	$0.6	$(0.2)	$4.7	$6.4	(1.7)
System optimization initiative	—	0.3	(0.3)	0.1	0.3	(0.2)
	$0.4	$0.9	$(0.5)	$4.8	$6.7	$(1.9)

In May 2017, the Company initiated a G&A realignment plan to further reduce its G&A expenses. In addition, the Company announced changes to its leadership structure in May 2019. G&A realignment costs for the third quarter and the first nine months of 2019 and 2018 were primarily comprised of severance and related employee costs and share-based compensation.

Impairment of Long-Lived Assets	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Impairment of long-lived assets	$—	$0.3	$(0.3)	$1.7	$2.2	$(0.5)

The change in impairment charges during the third quarter of 2019 was primarily driven by lower impairment charges as a result of closing Company-operated restaurants and classifying such surplus properties as held for sale when compared to the third quarter of 2018. The change in impairment charges during the first nine months of 2019 was primarily driven by lower impairment charges as a result of the deterioration in operating performance of certain Company-operated restaurants when compared to the first nine months of 2018, partially offset by higher impairment charges as a result of closing Company-operated restaurants and classifying such surplus properties as held for sale.

Other Operating Income, Net	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Equity in earnings in joint ventures, net	$(2.1)	$(2.2)	$0.1	$(7.0)	$(5.8)	$(1.2)
Losses (gains) on sales-type leases	0.1	—	0.1	(1.9)	—	(1.9)
Lease buyout	(0.4)	0.3	(0.7)	(0.6)	0.9	(1.5)
Other, net	—	0.3	(0.3)	0.1	0.2	(0.1)
	$(2.4)	$(1.6)	$(0.8)	$(9.4)	$(4.7)	$(4.7)

The change in other operating income, net during the third quarter of 2019 was primarily due to lease buyout activity. The change in other operating income, net during the first nine months of 2019 was due to (1) gains on new and modified sales-type leases as a result of the new accounting guidance for leases, (2) lease buyout activity and (3) an increase in the equity in earnings from our TimWen joint venture.

Interest Expense, Net	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Interest expense, net	$27.9	$29.6	$(1.7)	$86.9	$89.9	$(3.0)

Interest expense, net decreased during the third quarter and the first nine months of 2019 primarily due to lower outstanding principal amounts of long-term debt, reflecting the impact of the completion of refinancing a portion of the Company’s securitized financing facility during the first nine months of 2019. Interest expense, net also decreased during the first nine months of 2019 due to the timing of interest expense on the Company’s finance lease obligations.

Loss on Early Extinguishment of Debt	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Loss on early extinguishment of debt	$—	$—	$—	$7.2	$11.5	$(4.3)

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

Investment Income, Net	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Investment income, net	$0.3	$450.1	$(449.8)	$1.0	$450.4	$(449.4)

Investment income, net decreased during the third quarter and the first nine months of 2019 due to the $450.0 million gain recorded on the sale of the Company’s ownership interest in Inspire Brands, Inc. (“Inspire Brands”) on August 16, 2018.

Other Income, Net	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Other income, net	$1.9	$1.1	$0.8	$6.1	$2.4	$3.7

Other income, net increased during the third quarter and the first nine months of 2019 primarily due to higher interest income earned on our cash equivalents.

Provision for Income Taxes	Third Quarter			Nine Months
	2019	2018	Change	2019	2018	Change
Income before income taxes	$53.3	$498.9	$(445.6)	$138.9	$555.5	$(416.6)
Provision for income taxes	(7.2)	(107.7)	100.5	(28.5)	(114.2)	85.7
Effective tax rate on income	13.5%	21.6%	(8.1)%	20.5%	20.6%	(0.1)%

Our effective tax rates for the third quarter of 2019 and 2018 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year, include the following: (1) a reduction in unrecognized tax benefits due to a lapse of statute of limitations in the third quarter of 2019, (2) a reduction for the impact of stock-based compensation, which included net excess tax benefits of $1.1 million and $5.3 million for the third quarter of 2019 and 2018, respectively, and (3) an increase due to non-recurring changes to state deferred taxes.

Our effective tax rates for the first nine months of 2019 and 2018 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. Discrete items, which may occur in any given year but are not consistent from year to year, include the following: (1) a reduction in unrecognized tax benefits due to a lapse of statute of limitations in the first nine months of 2019, (2) a reduction for the impact of stock-based compensation, which included net excess tax benefits of $4.0 million and $12.1 million for the first nine months of 2019 and 2018, respectively, and (3) an increase due to non-recurring changes to state deferred taxes.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to stockholders.

Our anticipated cash requirements for the remainder of 2019, exclusive of operating cash flow requirements, consist principally of:

•	capital expenditures of approximately $34.0 million to $39.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $75.0 million to $80.0 million;

•	cash dividends aggregating up to approximately $27.6 million as discussed below in “Dividends;” and

•	potential stock repurchases of up to $170.3 million, of which $9.2 million was repurchased subsequent to September 29, 2019 through October 30, 2019, as discussed below in “Stock Repurchases.”

In addition to the anticipated cash requirements above, the Company expects to make one-time investments during 2019 of approximately $20.0 million to support the U.S. system in preparation of the launch of breakfast in the first quarter of 2020.

Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

The table below summarizes our cash flows from operating, investing and financing activities for the first nine months of 2019 and 2018:

	Nine Months
	2019	2018	Change
Net cash provided by (used in):
Operating activities	$237.5	$229.7	$7.8
Investing activities	(45.7)	391.4	(437.1)
Financing activities	(183.4)	(151.0)	(32.4)
Effect of exchange rate changes on cash	2.8	(2.1)	4.9
Net increase in cash, cash equivalents and restricted cash	$11.2	$468.0	$(456.8)

Operating Activities

Cash provided by operating activities was $237.5 million and $229.7 million in the first nine months of 2019 and 2018, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities increased $7.8 million during the first nine months of 2019 as compared to the first nine months of 2018, primarily due to (1) higher net income from operations, adjusted for non-cash expenses and (2) a decrease in payments for incentive compensation. These favorable changes were partially offset by (1) the timing of collections of royalty receivables and (2) changes in receivables for income tax refunds. Further, income taxes payable decreased significantly in the first nine months of 2019 as compared to the first nine months of 2018 due to income taxes associated with the gain on sale of our ownership interest in Inspire Brands during the first nine months of 2018 (which offset the income tax expense recognized in net income for the first nine months of 2018).

Investing Activities

Cash used in investing activities increased $437.1 million during the first nine months of 2019 as compared to the first nine months of 2018, primarily due to the proceeds from the sale of our ownership interest in Inspire Brands during the first nine months of 2018 of $450.0 million. This change was partially offset by a decrease in cash used for the Company’s acquisition of restaurants from franchisees of $16.3 million.

Financing Activities

Cash used in financing activities increased $32.4 million during the first nine months of 2019 as compared to the first nine months of 2018, primarily due to (1) a net increase in cash used for long-term debt activities of $76.4 million, reflecting the respective impacts of the completion of debt refinancing transactions during the first nine months of 2019 and 2018, (2) a decrease in proceeds from stock option exercises, net of payments related to tax withholding for share-based compensation, of $16.2 million, and (3) an increase in dividends of $8.5 million. These changes were partially offset by (1) a decrease in repurchases of common stock of $63.3 million and (2) the settlement of a supplemental purchase price liability associated with the acquisition of 140 Wendy’s restaurants from DavCo Restaurants, LLC of $6.3 million during the first nine months of 2018.

Long-Term Debt, Including Current Portion

Except as described below, there were no material changes to the terms of any debt obligations since December 30, 2018. The Company was in compliance with its debt covenants as of September 29, 2019. See Note 8 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

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

In connection with the issuance of the Series 2019-1 Class A-2 Notes, the Master Issuer also entered into a revolving financing facility of Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2019-1 Class A-1 Notes”), which allows for the drawing of up to $150.0 million using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2019-1 Class A-1 Notes during the nine months ended September 29, 2019. The Series 2019-1 Class A-1 Notes replaced the Company’s $150.0 million Series 2018-1 Class A-1 Notes, which were canceled on the closing date and the letters of credit outstanding against the Series 2018-1 Class A-1 Notes were transferred to the Series 2019-1 Class A-1 Notes.

Dividends

On March 15, 2019, June 17, 2019 and September 17, 2019, the Company paid quarterly cash dividends of $.10 per share on its common stock, aggregating $69.3 million. On October 11, 2019, the Company declared a dividend of $.12 per share to be paid on December 16, 2019 to stockholders of record as of December 2, 2019. As a result of the October 11 declaration, the Company expects that its total cash requirements for the fourth quarter of 2019 will be approximately $27.6 million based on the number of shares of its common stock outstanding at October 30, 2019. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2019, our Board of Directors authorized a repurchase program for up to $225.0 million of our common stock through March 1, 2020, when and if market conditions warrant and to the extent legally permissible. In connection with the February 2019 authorization, the Company’s previous November 2018 repurchase authorization for up to $220.0 million of our common stock was canceled. During the nine months ended September 29, 2019, the Company repurchased 4.2 million shares with an aggregate purchase price of $76.2 million, of which $1.1 million was accrued at September 29, 2019, and excluding commissions of $0.1 million, under the November 2018 and February 2019 authorizations. As of September 29, 2019, the Company had $170.3 million of availability remaining under its February 2019 authorization. Subsequent to September 29, 2019 through October 30, 2019, the Company repurchased 0.4 million shares under the February 2019 authorization with an aggregate purchase price of $9.2 million, excluding commissions. As part of the February 2019 authorization, the Company announced on October 11, 2019 its intention to launch a $100.0 million accelerated share repurchase program during the fourth quarter of 2019.

In February 2018, our Board of Directors authorized a repurchase program for up to $175.0 million of our common stock through March 3, 2019, when and if market conditions warranted and to the extent legally permissible. During the nine months ended September 30, 2018, the Company repurchased 6.9 million shares under the February 2018 repurchase authorization with an aggregate purchase price of $118.9 million, of which $2.7 million was accrued at September 30, 2018, and excluding commissions of $0.1 million. Additionally, during the nine months ended September 30, 2018, the Company completed its previous February 2017 repurchase authorization for up to $150.0 million of our common stock with the repurchase of 1.4 million shares with an aggregate purchase price of $22.6 million, excluding commissions.

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

As of September 29, 2019, there were no material changes from the information contained in the Form 10-K, except as described below.

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

Consequently, our long-term debt, including the current portion, aggregated $2,336.7 million as of September 29, 2019 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases under the Series 2019-1 Class A-1 Notes; however, the Company had no outstanding borrowings under the Series 2019-1 Class A-1 Notes as of September 29, 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 29, 2019. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2019, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the third quarter of 2019 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PART II. OTHER INFORMATION

Special Note Regarding Forward-Looking Statements and Projections

This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are not historical facts, including, most importantly, information concerning possible or assumed future results of operations of the Company. Those statements, as well as statements preceded by, followed by, or that include the words “may,” “believes,” “plans,” “expects,” “anticipates,” or the negation thereof, or similar expressions, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). All statements that address future operating, financial or business performance; strategies, initiatives or expectations; future synergies, efficiencies or overhead savings; anticipated costs or charges; future capitalization; and anticipated financial impacts of recent or pending transactions are forward-looking statements within the meaning of the Reform Act. The forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed in or implied by our forward-looking statements. For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Many important factors could affect our future results and could cause those results to differ materially from those expressed in or implied by the forward-looking statements contained herein. Such factors, all of which are difficult or impossible to predict accurately, and many of which are beyond our control, include, but are not limited to, the following:

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

•	risks associated with the amount and timing of share repurchases under share repurchase programs approved by our Board of Directors;

•	risks associated with the proposed settlement of the Financial Institutions case described in the Form 10-K, including the timing and amount of payments;

•	risks associated with our digital commerce strategy, platforms and technologies, including our ability to adapt to changes in industry trends and consumer preferences;

•	risks associated with our evolving organizational and leadership structure;

•	risks associated with our plans to enter the breakfast daypart across the U.S. system in 2020, including related investments;

•	risks associated with our international growth strategy, including related investments; and

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

See Note 17 to the Condensed Consolidated Financial Statements contained in Item 1 of Part 1 herein for further information regarding certain legal proceedings in which we are involved.

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

Wendy’s plans to launch breakfast across the U.S. system in 2020. The breakfast daypart is competitive across the restaurant industry and it may prove difficult to achieve market share and reach targeted levels of breakfast sales and profits.

As previously announced, Wendy’s plans to enter the breakfast daypart across the U.S. system in the first quarter of 2020. The Company and franchisee leadership have worked closely to align with the U.S. system on a breakfast program that the Company believes will drive incremental sales and profits through a strong economic model. However, previous breakfast initiatives were accompanied by competitive pressures and responses from our competitors, some of whom are well-established in the breakfast daypart, operational complexity, challenging food and labor costs, varied consumer acceptance and discretionary spending patterns that differ from other dayparts, and these factors could again impact our ability to achieve market share and reach targeted levels of breakfast sales and profits. In addition, breakfast sales could cannibalize sales during other parts of the day and may have negative impacts on restaurant margins. The continued active support and engagement of our franchisees is also critical for the successful launch and execution of breakfast. The Company and its franchisees plan to hire approximately 20,000 crew members across the country to support the breakfast initiative. Qualified individuals needed to fill these positions are in short supply in some geographic areas and our inability to successfully recruit, hire, train, motivate and retain qualified employees could adversely affect our operations. The launch of breakfast will also require significant financial resources, including the Company’s plans to support the system by investing approximately $20 million in 2019 to offset certain start-up costs and by reinvesting royalties from breakfast sales beginning in 2020 to fund incremental marketing and advertising campaigns. Our strategy to launch breakfast across the U.S. system may expose us to additional risks and our inability to successfully execute on our strategy could have a material adverse impact on our business, financial condition and results of operations.

Wendy’s planned expansion into the United Kingdom and other European markets may present increased risks due to low brand awareness, geopolitical risks and other factors.

As previously announced, Wendy’s intends to open Company-operated restaurants in the United Kingdom beginning in the next 12 to 18 months and, if successful, plans to expand into other anchor markets in Europe utilizing a franchise model. New markets, such as the United Kingdom, may have low brand awareness as well as competitive conditions, consumer tastes, discretionary spending patterns and social and cultural differences that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity to build brand awareness, which could negatively impact the profitability of our operations. In addition, we may be unable to obtain desirable locations for new restaurants at reasonable prices, or at all, and restaurants may have higher construction, occupancy, food and labor costs than we currently anticipate. Geopolitical risks, including the United Kingdom’s decision to leave the European Union through a negotiated exit over a period of time, may result in increased regulatory complexities and economic uncertainty. Any of these risks and uncertainties, and other factors we cannot anticipate, could have a material adverse impact on our business, financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the third quarter of 2019:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
July 1, 2019 through August 4, 2019	525,920	$19.19	520,672	$186,755
August 5, 2019 through September 1, 2019	317,484	$20.50	253,946	$181,515
September 2, 2019 through September 29, 2019	560,105	$20.30	553,750	$170,292
Total	1,403,509	$19.93	1,328,368	$170,292

(1)
Includes 75,141 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In February 2019, our Board of Directors authorized a repurchase program for up to $225.0 million of our common stock through March 1, 2020, when and if market conditions warrant and to the extent legally permissible.

Subsequent to September 29, 2019 through October 30, 2019, the Company repurchased 0.4 million shares under the February 2019 authorization with an aggregate purchase price of $9.2 million, excluding commissions.

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
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2019, formatted in Inline XBRL and contained in Exhibit 101.
____________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: November 6, 2019	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: November 6, 2019	By: /s/ Leigh A. Burnside
Leigh A. Burnside
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)