Form 10-K
period 2019-12-29
Wendy's Co
filed 2020-02-26
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 29, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________ TO _______________

Commission file number: 1-2207
THE WENDY’S COMPANY
(Exact name of registrant as specified in its charter)

Delaware		38-0471180
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Dave Thomas Blvd.		43017
Dublin,	Ohio	(Zip Code)
(Address of principal executive offices)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates of The Wendy’s Company as of June 28, 2019 was approximately $3,631.8 million. As of February 18, 2020, there were 223,032,261 shares of The Wendy’s Company common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from The Wendy’s Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 29, 2019.

PART I

Special Note Regarding Forward-Looking Statements and Projections

This Annual Report on Form 10-K and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Generally, forward-looking statements include the words “may,” “believes,” “plans,” “expects,” “anticipates,” “intends,” “estimate,” “goal,” “upcoming,” “outlook,” “guidance” or the negation thereof, or similar expressions. In addition, all statements that address future operating, financial or business performance, strategies or initiatives, future efficiencies or savings, anticipated costs or charges, future capitalization, anticipated impacts of recent or pending investments or transactions and statements expressing general views about future results or brand health are forward-looking statements within the meaning of the Reform Act. Forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements. Many important factors could affect our future results and cause those results to differ materially from those expressed in or implied by our forward-looking statements. Such factors include, but are not limited to, the following:

•	the impact of competition, including from outside the quick-service restaurant industry;

•	changes in consumer tastes and preferences and discretionary consumer spending;

•	prevailing conditions and disruptions in the national and global economies, including areas with a high concentration of Wendy’s restaurants;

•	food safety events, including instances of food-borne illness, involving Wendy’s, its supply chain or other food service companies;

•	the success of our operating, promotional, marketing or new product development initiatives, including risks associated with our plans to enter the breakfast daypart across the U.S. system;

•
our ability to achieve our growth strategy through net new restaurant development, including the availability of suitable locations and terms, and the success of our Image Activation program, including the ability of reimaged restaurants to positively affect sales;

•	changes in commodity and other operating costs, including supply, distribution and labor costs;

•	our ability to attract and retain qualified restaurant personnel;

•	shortages or interruptions in the supply or distribution of food or other products and other risks associated with our independent supply chain purchasing co-op;

•	consumer concerns regarding the nutritional aspects of our products;

•	the effects of disease outbreaks, epidemics or pandemics;

•	the effects of negative publicity that can occur from increased use of social media;

•	risks associated with our international operations, including our ability to achieve our international growth strategy;

•	risks associated with our digital commerce strategy, platforms and technologies, including our ability to adapt to changes in industry trends and consumer preferences;

•
our dependence on computer systems and information technology, including risks associated with the failure, interruption or breach of our systems or technology or other cyber incidents or deficiencies;

•	risks associated with our plan to realign and reinvest resources in our IT organization to accelerate growth;

•	our ability to effectively manage the acquisition and disposition of restaurants or successfully implement other strategic initiatives;

•	conditions beyond our control, such as adverse weather conditions, natural disasters, hostilities, social unrest or other catastrophic events;

•	the availability and cost of insurance;

•	our ability to protect our intellectual property;

•	the continued succession and retention of key personnel and the effectiveness of our leadership structure;

•	compliance with legal or regulatory requirements, the impact of legal or regulatory proceedings and risks associated with an increased focus on environmental, social and governance issues;

•	risks associated with leasing and owning significant amounts of real estate, including a decline in the value of our real estate assets or liability for environmental matters;

•	the effects of charges for impairment of goodwill or other long-lived assets;

•	risks associated with our securitized financing facility and other debt agreements, including our overall debt levels;

•	the availability, terms and deployment of capital, including the amount and timing of equity and debt repurchases;

•
other risks and uncertainties referred to in this Annual Report on Form 10-K (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

In addition to the factors described above, there are risks associated with our predominantly franchised business model that could impact our results, performance and achievements. Such risks include our ability to identify, attract and retain experienced and qualified franchisees, the business and financial health of franchisees, the ability of franchisees to meet their royalty, advertising, development, reimaging and other commitments, participation by franchisees in brand strategies and the fact that franchisees are independent third parties that own, operate and are responsible for overseeing the operations of their restaurants. Our predominantly franchised business model may also impact the ability of the Wendy’s system to effectively respond and adapt to market changes.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K as a result of new information, future events or developments, except as required by federal securities laws, although we may do so from time to time. We do not endorse any projections regarding future performance that may be made by third parties.

Explanatory Note

The Wendy’s Company (“The Wendy’s Company”) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC (formerly known as Wendy’s International, Inc.). Wendy’s International, LLC is the indirect parent company of (1) Quality Is Our Recipe, LLC (“Quality”), which is the owner and franchisor of the Wendy’s® restaurant system in the United States and all international jurisdictions except for Canada, and (2) Wendy’s Restaurants of Canada Inc., which is the owner and franchisor of the Wendy’s restaurant system in Canada. As used in this report, unless the context requires otherwise, the term “Company” refers to The Wendy’s Company and its direct and indirect subsidiaries, and “Wendy’s” refers to Quality when the context relates to ownership of or franchising the Wendy’s restaurant system and to Wendy’s International, LLC when the context refers to the Wendy’s brand. References in this Annual Report on Form 10-K (the “Form 10-K”) to restaurants that we “own” or that are “Company-operated” include owned and leased restaurants.

Item 1. Business.

Company Overview

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the world’s third largest quick-service restaurant company in the hamburger sandwich segment, with 6,788 restaurants in the United States and 30 foreign countries and U.S. territories as of December 29, 2019.

At December 29, 2019, there were 5,852 Wendy’s restaurants in operation in the United States. Of these restaurants, 357 were operated by the Company and 5,495 were operated by a total of 241 franchisees. In addition, at December 29, 2019, there were 936 Wendy’s restaurants in operation in 30 foreign countries and U.S. territories, all of which were franchised. See “Item 2. Properties” herein for a listing of the number of Company-operated and franchised locations across the Wendy’s system.

The Company’s principal executive offices are located at One Dave Thomas Blvd., Dublin, Ohio 43017, and its telephone number is (614) 764-3100.

Corporate History

The Wendy’s Company’s corporate predecessor was incorporated in Ohio in 1929 and was reincorporated in Delaware in June 1994. Effective September 29, 2008, in conjunction with the Wendy’s Merger (as defined below), the Company’s corporate name was changed from Triarc Companies, Inc. to Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”). Effective July 5, 2011, in connection with the sale of Arby’s Restaurant Group, Inc. (“Arby’s”), Wendy’s/Arby’s changed its name to The Wendy’s Company.

Merger with Wendy’s

On September 29, 2008, Triarc Companies, Inc. and Wendy’s International, Inc. completed their merger (the “Wendy’s Merger”) in an all-stock transaction in which Wendy’s shareholders received 4.25 shares of Wendy’s/Arby’s Class A common stock for each Wendy’s common share owned. In the Wendy’s Merger, approximately 377,000,000 shares of Wendy’s/Arby’s Class A common stock were issued to Wendy’s shareholders. In addition, effective on the date of the Wendy’s Merger, Wendy’s/Arby’s Class B common stock was converted into Class A common stock. In connection with the May 28, 2009 amendment and restatement of Wendy’s/Arby’s Certificate of Incorporation, Class A common stock was redesignated as “Common Stock.”

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

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 29, 2019” or “2019,” (2) “the year ended December 30, 2018” or “2018” and (3) “the year ended December 31, 2017” or “2017,” all of which consisted of 52 weeks.

Business Segments

As a result of the realignment of our management and operating structure during 2019 as discussed in Note 5 of the Financial Statements and Supplementary Data contained in Item 8 herein, the Company adopted a new segment reporting structure beginning in the fourth quarter of 2019. As part of this new structure, the Company made the following changes: (1) it combined its Canadian business with its International segment and (2) it separated its real estate and development operations into its own segment.

The Company is now comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Wendy’s International includes the franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our Canadian restaurant real estate joint venture (“TimWen”). In addition, Global Real Estate & Development earns fees from facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”) and providing other development-related services to franchisees. See Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 herein and Note 26 of the Financial Statements and Supplementary Data contained in Item 8 herein for segment financial information.

The Wendy’s Restaurant System

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of December 29, 2019.

Restaurant Openings and Closings

During 2019, Wendy’s opened two new Company-operated restaurants and closed three generally underperforming Company-operated restaurants. During 2019, Wendy’s franchisees opened 180 new restaurants and closed 102 generally underperforming restaurants.

The following table sets forth the number of Wendy’s restaurants in operation at the beginning and end of each fiscal year from 2017 to 2019:

	2019	2018	2017
Restaurants open at beginning of period	6,711	6,634	6,537
Restaurants opened during period	182	159	174
Restaurants closed during period	(105)	(82)	(77)
Restaurants open at end of period	6,788	6,711	6,634

Restaurant Operations

Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited time basis. Wendy’s also currently offers breakfast in some restaurants in the United States and, as previously announced, plans to enter the breakfast daypart across the U.S. system on March 2, 2020. Wendy’s breakfast menu features a variety of breakfast sandwiches, biscuits and croissants, sides such as seasoned potatoes, oatmeal bars and seasonal fruit, and a beverage platform that includes hot coffee, cold brew iced coffee and our vanilla and chocolate Frosty-ccino iced coffee.

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room. Approximately two-thirds of sales at Company-operated restaurants occur through the pick-up window.

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

Supply Chain, Distribution and Purchasing

As of December 29, 2019, three independent processors (five total production facilities) supplied all of the beef used by Wendy’s restaurants in the United States. In addition, five independent processors (11 total production facilities) supplied all of the chicken used by Wendy’s restaurants in the United States. In addition, there was one main in-line distributor of food, packaging and beverage products, excluding breads, that serviced approximately 52% of Wendy’s restaurants in the United States and five additional in-line distributors that, in the aggregate, serviced approximately 47% of Wendy’s restaurants in the United States. Wendy’s and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations. Wendy’s anticipates no such shortages of products and believes that alternate suppliers and distribution sources are available. Suppliers and distributors to the Wendy’s system must comply with United States Department of Agriculture (“USDA”) and United States Food and Drug Administration (“FDA”) regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.

Wendy’s has a purchasing co-op relationship agreement with its franchisees that establishes Quality Supply Chain Co-op, Inc. (“QSCC”). QSCC manages, for the Wendy’s system in the United States and Canada, contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national agreements with pricing based upon total system volume. QSCC’s supply chain management facilitates the continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s supply chain in the United States and Canada. Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend.

Wendy’s does not sell food or restaurant supplies to its franchisees.

Quality Assurance

Wendy’s quality assurance program is designed to verify that the food products supplied to our restaurants are processed in a safe, sanitary environment and in compliance with our food safety and quality standards. Wendy’s quality assurance personnel conduct multiple on-site sanitation and production audits throughout the year at all of our core menu product processing facilities, which include beef, chicken, pork, buns, french fries, Frosty® dessert ingredients and produce. Animal welfare audits are also conducted every year at all beef, chicken and pork facilities to confirm compliance with our required animal welfare and handling policies and procedures. In addition to our facility audit program, weekly samples of beef, chicken and other core menu products from our distribution centers are randomly sampled and analyzed by a third-party laboratory to test conformance to our quality specifications. Wendy’s representatives regularly conduct evaluations and inspections of all Company-operated and franchise restaurants to test conformance to our sanitation, food safety and operational requirements. Wendy’s has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

Information Technology

Wendy’s relies on computer systems and information technology to conduct its business. Wendy’s utilizes both commercially available third-party software and proprietary software owned by the Company to run the point-of-sale and kitchen delivery functions and certain other consumer-facing and back-office functions in Wendy’s restaurants. Wendy’s has invested significant resources to focus on consumer-facing technology, including installing a single point-of-sale system for Wendy’s U.S. and Canadian restaurants, activating mobile ordering via Wendy’s mobile apps and establishing delivery arrangements with third-party vendors for Wendy’s U.S. and Canadian restaurants. We believe our digital platforms are critical to creating a more seamless user experience, providing insights to enhance our relationship with customers and meeting consumer demand for customization, speed and convenience. In December 2019, Wendy’s implemented a plan to realign and reinvest resources in our IT organization to strengthen our ability to accelerate growth. We are partnering with a third-party global IT consultant on this new structure to leverage their global capabilities and enable a more seamless integration between our digital and corporate IT assets.

Trademarks and Service Marks

Wendy’s or its subsidiaries have registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Old Fashioned Hamburgers® and Quality Is Our Recipe®. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks have their next required maintenance filings at various times from 2020 to 2029 in order to keep such registrations in force, while international trademarks and service marks have various durations of ten to 15 years. Wendy’s generally intends to maintain and renew its trademarks and service mark registrations in accordance with applicable deadlines.

Wendy’s entered into an Assignment of Rights Agreement with the Company’s founder, Dave Thomas, and his wife dated as of November 5, 2000 (the “Assignment”). Wendy’s had used Mr. Thomas, who was Senior Chairman of the Board until his death on January 8, 2002, as a spokesperson and focal point for its products and services for many years. With the efforts and attributes of Mr. Thomas, Wendy’s has, through its extensive investment in the advertising and promotional use of Mr. Thomas’ name, likeness, image, voice, caricature, endorsement rights and photographs (the “Thomas Persona”), made the Thomas Persona well known in the United States and throughout North America and a valuable asset for both Wendy’s and Mr. Thomas’ estate. Under the terms of the Assignment, Wendy’s acquired the entire right, title, interest and ownership in and to the Thomas Persona, including the sole and exclusive right to commercially use the Thomas Persona.

Research and Development

New product development is important to the Wendy’s system. The Company believes that the development and testing of new and improved products is critical to increasing sales, attracting new customers and differentiating the Wendy’s brand from competitors. The Company maintains a state-of-the-art research and development facility that includes a sensory lab, analytical labs, culinary kitchens and a Wendy’s test kitchen. The Company employs a variety of professionals from the culinary and food science disciplines to bring new and improved products to market.

Seasonality

Wendy’s restaurant operations are moderately seasonal. Wendy’s average restaurant sales are normally higher during the summer months than during the winter months. Because our business is moderately seasonal, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Competition

Each Wendy’s restaurant is in competition with other food service operations within the same geographical area. The quick-service restaurant segment is highly competitive and includes well-established competitors. Wendy’s competes with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price and value perception of food products offered. The number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by Wendy’s and its competitors are also important factors. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure. Wendy’s also competes within the food service industry and the quick-service restaurant sector for customers as well as for personnel, suitable real estate sites and qualified franchisees.

Wendy’s competitive position is differentiated by a focus on quality, its use of fresh, never frozen ground beef* and fresh-cut vegetables in the United States, Canada and certain other countries, its unique and diverse menu, its promotional products, its choice of condiments and the atmosphere and décor of its restaurants. (*Fresh beef available in the contiguous U.S., Alaska and Canada.) Wendy’s continues to implement its Image Activation program, which includes innovative exterior and interior restaurant designs, with plans for a significant number of new and reimaged Company-operated and franchised restaurants in 2020 and beyond. The Image Activation program also differentiates the Company from its competitors by its emphasis on selection and performance of restaurant employees that provide friendly and engaged customer service in Wendy’s restaurants.

Many of the leading restaurant chains continue to focus on new restaurant development as one strategy to increase market share through increased consumer awareness and convenience. This results in increased competition for available development sites and higher development costs for those sites. Competitors also employ marketing strategies such as frequent use of price discounting, frequent promotions and heavy advertising expenditures. Continued price discounting, including the use of coupons and offers, in the quick-service restaurant industry and the emphasis on value menus has had and could continue to have an adverse impact on Wendy’s business.

Other restaurant chains have also competed by offering high quality sandwiches made with fresh ingredients and artisan breads, and there are several emerging restaurant chains featuring high quality food served at in-line locations. Several chains have also sought to compete by targeting certain consumer groups, such as capitalizing on trends toward certain types of diets or dietary preferences (e.g., plant-based food, alternative proteins, low carbohydrate, low trans-fat, gluten free or antibiotic free) by offering menu items that are promoted as being consistent with such diets.

Additional competitive pressures for prepared food purchases come from operators outside the restaurant industry. A number of major grocery chains offer fresh deli sandwiches and fully prepared food and meals to go as part of their deli sections. Some of these chains also have in-store cafes with service counters and tables where consumers can order and consume a full menu of items prepared especially for that portion of the operation. Additionally, convenience stores and retail outlets at gas stations frequently offer a wide variety of sandwiches and other foods.

Wendy’s also competes with grocery chains and other retail outlets that sell food to be prepared at home. Competition with these chains and other outlets has increased due to the gap between the price of food at home compared to the price of food purchased at restaurants.

Technology and delivery are becoming increasingly critical parts of the restaurant consumer experience. In the quick-service restaurant category, technology initiatives include mobile interactive technology for brand and menu search information, mobile ordering, mobile payment, mobile offers, loyalty and rewards programs and other self-service technologies. Some restaurant chains have also introduced or expanded their restaurant delivery arrangements as another strategy to increase market share.

System Optimization

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as by facilitating Franchise Flips. During 2016, the Company completed the sale of 310 Company-operated restaurants to franchisees, which resulted in the completion of its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total Wendy’s system.

During 2017, the Company acquired 140 Wendy’s restaurants from DavCo Restaurants, LLC (“DavCo”), which were immediately sold to NPC International, Inc. (“NPC”), an existing franchisee of the Company. During 2018, the Company sold three Company-operated restaurants to franchisees and acquired 16 Wendy’s restaurants from franchisees. During 2019, the Company acquired five Wendy’s restaurants from franchisees. No Company-operated restaurants were sold to franchisees during 2019. In addition, during 2019, 2018 and 2017, the Company facilitated Franchise Flips covering 37, 96 and 400 restaurants, respectively.

While the Company has no plans to reduce its ownership below the approximately 5% level, it expects to continue to optimize the Wendy’s system by facilitating Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate adoption of Wendy’s Image Activation program. Wendy’s generally retains a right of first refusal in connection with any proposed sale or transfer of franchised restaurants.

Franchising

As of December 29, 2019, 241 Wendy’s U.S. franchisees operated 5,495 franchised restaurants in 50 states and the District of Columbia, and 101 Wendy’s international franchisees operated 936 franchised restaurants in 30 foreign countries and U.S. territories.

U.S. Franchise Arrangements

The rights and obligations governing the majority of franchised restaurants operating in the United States are set forth in the Wendy’s current Unit Franchise Agreement (the “Current Franchise Agreement”) (non-traditional locations may operate under an amended agreement). This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Current Franchise Agreement provides for a 20-year term and a ten-year renewal subject to certain conditions. The initial term may be extended up to 25 years and the renewal extended up to 20 years for qualifying restaurants under the new restaurant development incentive and remodel programs described below in “Franchise Development and Other Relationships”. Wendy’s has in the past franchised under different agreements on a multi-unit basis; however, Wendy’s now grants new Wendy’s franchises on a unit-by-unit basis.

The Current Franchise Agreement requires that the franchisee pay a monthly royalty of 4.0% of sales, as defined in the agreement, from the operation of the restaurant. The agreement also typically requires that the franchisee pay Wendy’s an initial technical assistance fee. In the United States, the standard technical assistance fee required under a newly executed Current Franchise Agreement is currently $50,000 for each new restaurant opened.

The technical assistance fee is used to defray some of the costs to Wendy’s for training, start-up and transitional services related to new and existing franchisees acquiring Company-operated restaurants and in the development and opening of new restaurants. In certain limited instances (such as a reduced franchise agreement term or other unique circumstances), Wendy’s may charge a reduced technical assistance fee or may waive the technical assistance fee. Wendy’s does not select or employ personnel on behalf of franchisees.

International Franchise Arrangements

Wendy’s Restaurants of Canada Inc. (“WROC”), a 100% owned subsidiary of Wendy’s, holds master franchise rights for Canada. The rights and obligations governing the majority of franchised restaurants operating in Canada are set forth in a Single Unit Sub-Franchise Agreement (the “Single Unit Sub-Franchise Agreement”). This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by WROC and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Single Unit Sub-Franchise Agreement provides for a 20-year term and a ten-year renewal subject to certain conditions. The sub-franchisee pays to WROC a monthly royalty of 4.0% of sales, as defined in the agreement, from the operation of the restaurant. The agreement also typically requires that the franchisee pay WROC an initial technical assistance fee. The standard technical assistance fee is currently C$50,000 for each new restaurant opened.

Franchisees who wish to operate Wendy’s restaurants outside of the United States and Canada enter into agreements with Wendy’s that generally provide franchise rights for each restaurant for an initial term of ten years or 20 years, depending on the country, and typically include a ten-year renewal provision, subject to certain conditions. The agreements grant a license to the franchisee to use the Wendy’s trademarks and know-how in the operation of a Wendy’s restaurant at a specified location. Generally, the franchisee pays Wendy’s an initial technical assistance fee or other per restaurant fee and monthly fees based on a percentage of gross monthly sales of each restaurant. In certain foreign markets, Wendy’s may grant the franchisee exclusivity to develop a territory in exchange for the franchisee undertaking to develop a specified number of new Wendy’s restaurants in the territory based on a negotiated schedule. In these instances, the franchisee generally pays Wendy’s an upfront development fee, annual development fees or a per restaurant development fee. In certain circumstances, Wendy’s may grant a franchisee the right to sub-franchise in a stated territory, subject to certain conditions.

Franchise Development and Other Relationships

In addition to its franchise and license agreements, Wendy’s also enters into development and/or relationship agreements with certain franchisees. The development agreement provides the franchisee with the right to develop a specified number of new Wendy’s restaurants using the Image Activation program design within a stated, non-exclusive territory for a specified period, subject to the franchisee meeting interim new restaurant development requirements. The relationship agreement addresses other aspects of the franchisor-franchisee relationship, such as restrictions on operating competing restaurants, participation in brand initiatives such as the Image Activation program, employment of approved operators, confidentiality and restrictions on engaging in sale/leaseback or debt refinancing transactions without Wendy’s prior consent.

In order to promote new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants opened by December 31, 2020, with the value of the incentives declining in the later years of the program. In addition, during 2018, Wendy’s announced a restaurant development incentive program that provides for incremental reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants for existing franchisees that sign up for the program and commit to incremental development of new Wendy’s restaurants under a new development agreement. Wendy’s also provides franchisees with the option of an early 20-year renewal of their franchise agreement upon completion of reimaging utilizing certain approved Image Activation remodel designs.

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

See Note 7 and Note 21 of the Financial Statements and Supplementary Data contained in Item 8 herein, and the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, for information regarding certain guarantee obligations, reserves, commitments and contingencies involving franchisees.

Advertising and Marketing

In the United States and Canada, Wendy’s advertises nationally through national advertising funds on network and cable television programs, including nationally televised events, and advertises locally primarily through regional network and cable television, radio and social media. Wendy’s maintains two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, the Internet and a variety of promotional campaigns, including the increasing use of social media. Separate national advertising funds are administered for Wendy’s United States and Canadian restaurant locations. Contributions to the national advertising funds are required to be made by both Company-operated and franchised restaurants and are based on a percentage of restaurant retail sales. In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both Company-operated and franchised restaurants based on a percentage of restaurant retail sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising programs are governed by the Current Franchise Agreement in the United States and by the Single Unit Sub-Franchise Agreement in Canada. Required contributions by Company-operated restaurants for advertising and promotional programs are at the same percentage of retail sales as franchised restaurants within the Wendy’s system. As of December 29, 2019, the contribution rate for U.S. restaurants was generally 3.5% of retail sales for national advertising and 0.5% of retail sales for local and regional advertising. As of December 29, 2019, the contribution rate for Canadian restaurants was generally 3.0% of retail sales for national advertising and 1.0% of retail sales for local and regional advertising, with the exception of Quebec, for which there is no national advertising contribution rate and the local and regional advertising contribution rate is 4.0% of retail sales. See Note 24 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information regarding advertising.
General

Governmental Regulations

Various state laws and the Federal Trade Commission regulate Wendy’s franchising activities. The Federal Trade Commission requires that franchisors make extensive disclosure to prospective franchisees before the execution of a franchise agreement. Several states require registration and disclosure in connection with franchise offers and sales and have “franchise relationship laws” that limit the ability of franchisors to terminate franchise agreements or withhold consent to the renewal or transfer of these agreements. In addition, Wendy’s and its franchisees must comply with the federal Fair Labor Standards Act and similar state and local laws, the Americans with Disabilities Act (the “ADA”), which requires that all public accommodations and commercial facilities meet federal requirements related to access and use by disabled persons, and various state and local laws governing matters that include, for example, the handling, preparation and sale of food and beverages, the provision of nutritional information on menu boards, minimum wages, overtime and other working and safety conditions. Compliance with the ADA requirements could require removal of access barriers or other actions and non-compliance could result in imposition of fines by the United States government or an award of damages to private litigants. We do not believe that costs relating to compliance with the ADA will have a material adverse effect on the Company’s consolidated financial position or results of operations. We cannot predict the effect on our operations, particularly on our relationship with franchisees, of any pending or future legislation or regulations.

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

The Company is involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. We believe we have adequate accruals for continuing operations for all of our legal and environmental matters, including the accrual that we recorded for the legal proceedings related to a cybersecurity incident as described in Note 23 of the Financial Statements and Supplementary Data contained in Item 8 herein. See Note 11 of the Financial Statements and supplementary Data contained in Item 8 herein for further information on the accrual. We cannot estimate the aggregate possible range of loss for our existing litigation and claims for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations or cash flows for a particular reporting period.

Employees

As of December 29, 2019, the Company had approximately 13,300 employees, including approximately 1,100 salaried employees and approximately 12,200 hourly employees. We believe that our employee relations are satisfactory.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports, as well as our annual proxy statement, available, free of charge, on our Investor Relations website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. We also provide our Code of Business Conduct and Ethics, free of charge, on our website. Our corporate website address is www.wendys.com and our Investor Relations website address is www.irwendys.com. Information contained on those websites is not part of this Form 10-K.

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, we have included below the most significant factors that have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2020, and beyond, to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Competition from other restaurant companies, as well as grocery chains and other retail food outlets, or poor customer experience at Wendy’s restaurants, could hurt our brand.

The market segments in which Company-operated and franchised restaurants compete are highly competitive with respect to, among other things, price, food quality and presentation, service, location, convenience, and the nature and condition of the restaurant facility. If customers have a poor experience at a Wendy’s restaurant, whether at a Company-operated or franchised restaurant, we may experience a decrease in guest traffic. Further, Wendy’s restaurants compete with a variety of locally-owned restaurants, as well as competitive regional and national chains and franchises. Several of these chains compete by offering menu items that are targeted at certain consumer groups or dietary trends. Additionally, many of our competitors have introduced lower cost value meal menu options, and have employed marketing strategies that include frequent use of price discounting (including through the use of coupons and other offers), frequent promotions and heavy advertising expenditures. Our revenues and those of our franchisees may be hurt by this product and price competition, which in turn could result in reduced revenue and loss of market share.

Moreover, new companies, including operators outside the quick-service restaurant industry, may enter market areas in which Wendy’s restaurants operate and target our customer base. For example, additional competitive pressures for prepared food purchases have come from deli sections and in-store cafes of a number of major grocery store chains, as well as from convenience stores and casual dining outlets. Such competitors may have, among other things, lower operating costs, better locations, better facilities, better management, better products, more effective marketing and more efficient operations. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do, which may allow them to react to changes in pricing and marketing strategies in the quick-service restaurant industry better than we can. Many of our competitors spend significantly more on advertising and marketing than we do, which may give them a competitive advantage through higher levels of brand awareness among consumers.

Wendy’s also competes with grocery chains and other retail outlets that sell food to be prepared at home. Competition with these chains and other outlets has increased due to the gap between the price of food prepared at home compared to the price of food purchased at restaurants. This increased product and price competition could put deflationary pressure on the selling price of products offered at Wendy’s restaurants.

All such competition may adversely affect our revenues and profits by reducing revenues of Company-operated restaurants and royalty revenue from franchised restaurants.

Changes in consumer tastes and preferences, and in discretionary consumer spending, could result in a decline in sales at Company-operated restaurants and in the royalties that we receive from franchisees.

The quick-service restaurant industry is affected by changes in consumer tastes, national, regional and local economic conditions, discretionary spending priorities, demographic trends, traffic patterns and the type, number and location of competing restaurants. Our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns. Any material decline in the amount of discretionary spending or a decline in consumer food-away-from-home spending could hurt our revenues, results of operations, business and financial condition. The success of the Wendy’s system also depends, to a large extent, on continued consumer acceptance of our offerings, the success of our operating, promotional, marketing and new product development initiatives and the reputation of the Wendy’s brand. If we are unable to continue to achieve consumer acceptance or adapt to changes in consumer preferences, nutrition, health or dietary trends (e.g., plant-based food, alternative proteins, low carbohydrate, low trans-fat, gluten free or antibiotic free) or sustainability, animal welfare or other environmental or social concerns, Wendy’s restaurants may lose customers, and the resulting revenues from Company-operated restaurants and the royalties that we receive from franchisees may decline.

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

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs (including beef, chicken, pork, cheese and grains), supplies, fuel, utilities, distribution and other operating costs. Commodity cost pressures, and any increase in these costs, especially beef or chicken prices, could adversely affect future operating results. In addition, our business is susceptible to increases in these costs as a result of other factors beyond our control, such as weather conditions, global demand, food safety concerns, product recalls and government regulations. Further, prices for feed ingredients used to produce beef, chicken and pork could be adversely affected by changes in global weather patterns, which are inherently unpredictable, and by federal ethanol policy. Increases in gasoline prices could result in the imposition of fuel surcharges by our distributors, which would increase our costs. Significant increases in expenses incurred by consumers, such as living expenses or gasoline prices, could also result in a decrease in customer traffic at our restaurants, which could adversely affect our business. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results. In addition, we may not seek to or be able to pass along price increases to our customers. If any increased costs were passed to customers, demand for Wendy’s products may reduce, which in turn could materially and adversely affect our operating results.

Our business could be hurt by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our restaurants. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to competition, increased minimum wage or employee benefits costs (including various federal, state and local actions to increase minimum wages), unionization activity or other factors would adversely impact our cost of sales and operating expenses. In addition, Wendy’s success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff and employees and key personnel at our restaurant support center, and our inability to do so could adversely affect our results of operations.

Shortages or interruptions in the supply or distribution of perishable food products could damage the Wendy’s brand reputation and adversely affect our sales and operating results.

Wendy’s and its franchisees are dependent on frequent deliveries of perishable food products that meet brand specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution (including, for example, interruptions caused by labor disputes or acts of war, terrorism or nature), disease or food-borne illnesses, political unrest, inclement weather or other calamities or conditions could adversely affect the availability, quality and cost of ingredients, which could lower our revenues, increase operating costs, damage brand reputation and otherwise harm our business and the businesses of our franchisees.

As of December 29, 2019, three independent processors (five total production facilities) supplied all of the beef used by Wendy’s U.S. restaurants and five independent processors (11 total production facilities) supplied all of the chicken used by Wendy’s U.S. restaurants. In addition, there was one main in-line distributor of food, packaging and beverage products, excluding breads, that serviced approximately 52% of Wendy’s U.S. restaurants and five additional in-line distributors that, in the aggregate, serviced approximately 47% of Wendy’s U.S. restaurants.

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

Food safety events, including instances of food-borne illness involving Wendy’s, its supply chain or other food service companies, could create negative publicity and adversely affect sales and operating results.

Food safety is a top priority, and we dedicate substantial resources to food safety matters to enable our customers to enjoy safe, quality food products. However, food safety events, including instances of food-borne illness (such as salmonella or E. coli), have occurred in the food industry in the past, and could occur in the future, including at Wendy’s restaurants. Food safety events could adversely affect the price and availability of beef, chicken or other food products. As a result, Wendy’s restaurants could experience a significant increase in food costs if there are food safety events, whether or not such events involve Wendy’s restaurants or restaurants of competitors.

Instances or reports, whether true or not, of food-safety issues, such as food-borne illnesses, food tampering, food contamination or mislabeling, either during the growing, manufacturing, packaging, storing, distribution or preparation of products, have in the past severely injured the reputation of companies in the quick-service restaurant industry and could affect Wendy’s as well. Any report linking the Company, Wendy’s restaurants, or our suppliers to food-borne illnesses or food tampering, contamination, mislabeling or other food-safety issues could damage the value of the Wendy’s brand immediately and severely hurt sales of Wendy’s products and possibly lead to product liability claims, litigation (including class actions), or other damages.

In addition, food safety events, whether or not involving Wendy’s, could result in negative publicity for Wendy’s or for the industry or market segments in which we operate. This negative publicity, as well as any other negative publicity concerning types of food products served at Wendy’s restaurants, may reduce demand for Wendy’s food and could result in a decrease in guest traffic to our restaurants as consumers shift their preferences to our competitors or to other products or food types. A decrease in guest traffic to our restaurants as a result of these health concerns or negative publicity could result in a decline in sales and operating results at Company-operated restaurants or in royalties from sales at franchised restaurants and could materially and adversely affect our brand, results of operations and financial condition.

Consumer concerns regarding the nutritional aspects of beef, chicken, french fries or other products we sell, concerns regarding the ingredients in our products and/or the cooking processes used in our restaurants, or concerns regarding the effects of disease outbreaks, epidemics or pandemics could affect demand for our products.

Consumer concerns regarding the nutritional aspects of beef, chicken, french fries or other products we sell, concerns regarding the ingredients in our products and/or the cooking processes used in our restaurants, or concerns regarding the effects of disease outbreaks or health epidemics or pandemics could result in less demand for our products and a decline in sales at Company-operated restaurants and in royalties from sales at franchised restaurants.

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

Our restaurant business derives earnings from sales at Company-operated restaurants, franchise royalties received from franchised restaurants and franchise fees from franchise restaurant operators for each new restaurant opened. Growth in our restaurant revenues and earnings is dependent to a large extent on new restaurant openings. Numerous factors beyond our control may affect restaurant openings, which in turn could hurt the business and operating results of Wendy’s and Wendy’s restaurants. These factors include but are not limited to:

•	our ability to attract new franchisees;

•	the availability of site locations for new restaurants (including non-traditional locations);

•	the ability of potential restaurant owners to obtain financing;

•	the ability of restaurant owners to attract, train and retain qualified operating personnel;

•	construction and development costs of new restaurants, particularly in highly-competitive markets;

•	the ability of restaurant owners to secure required governmental approvals and permits in a timely manner, or at all; and

•	adverse weather conditions.

In addition, Wendy’s growth strategy includes an increased focus on non-traditional development, such as fuel centers, transportation centers, food courts, military bases and delivery-only locations. Our inability to identify suitable locations, achieve consumer acceptance or otherwise execute our non-traditional development strategy could have an adverse impact on our results of operation and financial condition.

Wendy’s plans to launch breakfast across the U.S. system. The breakfast daypart is competitive across the restaurant industry and it may prove difficult to achieve market share and reach targeted levels of breakfast sales and profits.

As previously announced, Wendy’s plans to enter the breakfast daypart across the U.S. system on March 2, 2020. The Company and franchisee leadership have worked closely to align with the U.S. system on a breakfast program that the Company believes will drive incremental sales and profits through a strong economic model. However, previous breakfast initiatives were accompanied by competitive pressures and responses from our competitors, some of whom are well-established in the breakfast daypart, operational complexity, challenging food and labor costs, varied consumer acceptance and discretionary spending patterns that differ from other dayparts, and these factors could again impact our ability to achieve market share and reach targeted levels of breakfast sales and profits. In addition, breakfast sales could cannibalize sales during other parts of the day and may have negative impacts on restaurant margins. The continued active support and engagement of our franchisees is also critical for the successful launch and execution of breakfast. The Company and its franchisees plan to hire additional crew members across the country to support the breakfast initiative. Qualified individuals needed to fill these positions are in short supply in some geographic areas and our inability to successfully recruit, hire, train, motivate and retain qualified employees could adversely affect our operations. The launch of breakfast will also require significant financial resources, including the Company’s plans to support the system by reinvesting royalties from breakfast sales beginning in 2020 to fund incremental marketing and advertising campaigns. Our strategy to launch breakfast across the U.S. system may expose us to additional risks and our inability to successfully execute on our strategy could have a material adverse impact on our business, financial condition and results of operations.

Wendy’s franchisees could take actions that could harm our business.

As of December 29, 2019, approximately 95% of restaurants in the Wendy’s system were operated by franchisees. Wendy’s franchisees are contractually obligated to operate their restaurants in accordance with the standards set forth in our franchise and other agreements with them. Wendy’s also provides training and support to franchisees. However, franchisees are independent third parties that we do not control, and franchisees own, operate and oversee the daily operations of their restaurants. Specifically, franchisees are solely responsible for developing and utilizing their own policies and procedures, making their own hiring, firing and disciplinary decisions, scheduling hours and establishing wages, and managing their day-to-day employment processes and procedures, all of which is done independent of Wendy’s and in compliance with all applicable laws, rules or regulations. Further, franchisees have discretion as to the prices charged to customers. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate their restaurants in a manner consistent with required standards, then royalty payments to us could be adversely affected and the brand’s image and reputation could be harmed, both of which in turn could hurt our business and operating results. In addition, the failure of franchisees to adequately engage in succession planning may affect their restaurant operations and development of new Wendy’s restaurants, which in turn could hurt our business and operating results.

Our success depends on franchisees’ participation in brand strategies and the ability of our system to respond and adapt to market changes.

Wendy’s franchisees are an integral part of our business and growth strategy. Wendy’s may be unable to successfully implement the strategies that we believe are necessary for future growth if franchisees do not participate in the implementation of those strategies. Our business and operating results could be adversely affected if a significant number of franchisees do not participate in brand strategies, such as new restaurant development, Image Activation, digital commerce platforms and technologies and the launch of breakfast across the U.S. system, which in turn may harm our business and financial condition. In addition, Wendy’s current franchise model, and the way our brand strategies are executed across the Wendy’s system, may make it difficult for the Wendy’s brand to respond and adapt to the speed of change in technology, consumer preferences, the regulatory environment or other external factors as quickly as may be required to maintain and grow market share and remain competitive.

Our Image Activation program may not positively affect sales at Company-operated restaurants and franchised restaurants or improve our results of operations, and franchisees may not participate in the Image Activation program to the extent expected by the Company.

Wendy’s continues to implement our Image Activation program, which includes innovative exterior and interior restaurant designs. As of December 29, 2019, approximately 58% of Wendy’s global system restaurants were on the new image, and Wendy’s has plans for a significant number of new and reimaged Company-operated and franchisee restaurants in 2020 and beyond.

In order to support our Image Activation program and promote new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants opened by December 31, 2020, with the value of the incentives declining in the later years of the program. In addition, during 2018, Wendy’s announced a restaurant development incentive program that provides for incremental reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants for existing franchisees that sign up for the program and commit to incremental development of new Wendy’s restaurants under a new development agreement. Wendy’s also provides franchisees with the option of an early 20-year renewal of their franchise agreement upon completion of reimaging utilizing certain approved Image Activation remodel designs.

The Company’s Image Activation program may not positively affect sales at Company-operated or franchised restaurants or improve results of operations. There can be no assurance that sales at participating franchised restaurants will achieve or maintain projected levels or that after giving effect to the incentives provided to franchisees the Company’s results of operations will improve. There can also be no assurance that franchisees will participate in the Image Activation program to the extent expected by the Company.

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

Our financial results are impacted to a large extent by the operating results of franchisees and the continued renewal of their franchise agreements.

As of December 29, 2019, approximately 95% of the Wendy’s system consisted of franchised restaurants. We receive revenues in the form of royalties and national advertising funds contributions (both of which are generally based on a percentage of sales at franchised restaurants), as well as rent and fees from franchisees. Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, or if the overall business or financial health of franchisees deteriorates, their operating results or financial condition may worsen and our royalty, national advertising funds, rent and other fee revenues may decline. In addition, our accounts receivable and related allowance for doubtful accounts may increase. When Company-operated restaurants with leased real estate are sold to franchisees, one of our subsidiaries is often required to remain responsible for lease payments for these restaurants to the extent that the purchasing franchisees default on their leases. During periods of declining sales and profitability of franchisees, the incidence of franchisee defaults for these lease payments may increase and we may be required to make those payments and seek recourse against the franchisee or agree to repayment terms. Additionally, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements to induce franchisees to renew these agreements, then our royalty revenues may decrease. Further, we may decide from time to time to acquire restaurants from franchisees that experience significant financial hardship, which may reduce our cash and cash equivalents.

Wendy’s may be unable to manage effectively the acquisition and disposition of restaurants, or successfully implement other strategic initiatives, which could adversely affect our business and financial results.
Wendy’s has from time to time acquired Wendy’s restaurants from, and sold Wendy’s restaurants to, franchisees. Wendy’s intends to continue to evaluate strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees. The success of these transactions is dependent upon many factors, such as the availability of sellers and buyers, the availability of financing, and the ability to negotiate transactions on terms deemed acceptable. In addition, the operations of restaurants that are acquired from or sold to franchisees may not be integrated successfully, and the intended benefits of such transactions may not be realized. Acquisitions of franchised restaurants pose various risks to Wendy’s business operations, including:

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

The success of any Wendy’s restaurant depends in substantial part on its location. There can be no assurance that our current restaurant locations will continue to be attractive as demographic patterns change. Neighborhood or economic conditions where our restaurants are located could decline in the future, resulting in potentially reduced sales in those locations. In addition, rising real estate prices in some areas may restrict our ability and the ability of franchisees to purchase or lease new desirable locations. If desirable locations cannot be obtained at reasonable prices, or at all, Wendy’s ability to execute our growth strategies could be adversely affected.

Wendy’s leasing and ownership of significant amounts of real estate exposes it to possible liabilities and losses, including liabilities associated with environmental matters.

As of December 29, 2019, Wendy’s leased or owned the land and/or the building for 357 Company-operated restaurants. Wendy’s also owned 512 and leased 1,248 properties that were either leased or subleased principally to franchisees as of December 29, 2019. Accordingly, we are subject to all of the risks associated with leasing and owning real estate. In particular, the value of our real property assets could decrease, and costs could increase, because of changes in the investment climate for real estate, demographic trends, supply or demand for the ownership and operation of the restaurants (which may be impacted by competition from similar restaurants in the area) and liability for environmental matters.

Wendy’s is subject to federal, state and local environmental, health and safety laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner, operator or occupant of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners, operators or occupants of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. A number of our restaurant sites were formerly gas stations or are adjacent to current or former gas stations, or were used for other commercial activities that can create environmental impacts. We may also acquire or lease these types of sites in the future. We have not conducted a comprehensive environmental review of all of our properties. We may not have identified all of the potential environmental liabilities at our leased and owned properties, and any such liabilities identified in the future could cause us to incur significant costs, including costs associated with litigation, fines or clean-up responsibilities. In addition, we cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Further, we cannot predict the amount of future expenditures that may be required in order to comply with any environmental laws or regulations or to satisfy any such claims. See “Item 1. Business - General - Legal and Environmental Matters” for additional information.

Wendy’s leases real property generally for initial terms of 15 to 20 years with one or more options to extend the term of the leases in consecutive five-year increments. Many leases provide that the landlord may increase the rent over the term of the lease and any renewals of the term. Most leases require us to pay all of the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases prior to the expiration of their term. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. In addition, as each lease expires, we may fail to negotiate additional renewals or renewal options, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations, negatively impacting our results of operations.

Due to the concentration of Wendy’s restaurants in particular geographic regions, our business results could be impacted by the adverse economic conditions prevailing in those regions.

As of December 29, 2019, we and our franchisees operated Wendy’s restaurants in all 50 states, the District of Columbia and 30 foreign countries and U.S. territories. As of December 29, 2019, the eight leading states by number of operating U.S. system restaurants were Florida, Texas, Ohio, Georgia, California, North Carolina, Pennsylvania and Michigan. In addition, as of December 29, 2019, Company-operated restaurants were located only in Florida, Illinois, Ohio, New York, Massachusetts, Colorado and Rhode Island. This geographic concentration can cause economic conditions or other unforeseen events in particular areas of the country to have a disproportionate impact on our overall results of operations, regardless of the state of the national economy as a whole. It is possible that adverse economic conditions or other unforeseen events in states or regions that contain a high concentration of Wendy’s restaurants (including Canada, where approximately 41% of the Company’s international restaurants were located as of December 29, 2019) could have a material adverse impact on our results of operations in the future.

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

Our results can be adversely affected by unforeseen events, such as natural disasters, hostilities, social unrest or other catastrophic events.

Unforeseen events, such as natural disasters, hostilities (including terrorist activities and public or workplace violence), social unrest or other catastrophic events (including health epidemics or pandemics) can adversely affect consumer spending, consumer confidence levels, restaurant sales and operations and our ability to perform corporate or support functions at our restaurant support center, any of which could affect our business, results of operations and financial condition.

Complaints or litigation may hurt the Wendy’s brand.

Wendy’s customers may file from time to time complaints or lawsuits against us or our franchisees alleging that we are responsible for an illness or injury they suffered at or after a visit to a Wendy’s restaurant, or alleging that there was a problem with food quality or operations at a Wendy’s restaurant. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees, intellectual property claims, data privacy claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, including class action lawsuits related to these matters. Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations, hurt our performance and have a negative impact on the Wendy’s brand. We believe we have adequate accruals for continuing operations for all of our legal and environmental matters, including the accrual that we recorded for the legal proceedings related to a cybersecurity incident as described in Note 23 of the Financial Statements and Supplementary Data contained in Item 8 herein. See Note 11 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information on the accrual. We cannot estimate the aggregate possible range of loss for our existing litigation and claims due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. Insurance policies contain customary limitations, conditions and exclusions that can affect the amount of insurance proceeds ultimately received. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from these claims may hurt us and our franchisees.

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

Our intellectual property is material to the conduct of our business. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brand and other intellectual property. The success of our business strategy depends, in part, on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our branded products in both existing and new markets. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates, infringes, dilutes or otherwise violates our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business, including the failure of our brand to achieve and maintain market acceptance. This could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees and diversion of resources. Also, if we do not attempt or are unable to successfully protect, maintain or enforce our intellectual property rights, there could be a material adverse effect on our business as a result of, among other things, consumer confusion, dilution of the Wendy’s brand or increased competition from unauthorized users of our brand, each of which may result in decreased revenues to affected restaurants.

We franchise the Wendy’s brand to various franchisees. While we try to ensure that the quality of our brand is maintained by all of our franchisees, we cannot ensure that franchisees will not take actions that hurt the value of our intellectual property or the reputation of the Wendy’s brand or restaurant system.

We have registered certain trademarks and have other trademark registrations pending in the United States and selected foreign jurisdictions. Not all of the trademarks that are used in the Wendy’s system have been registered in all of the countries in which we do business or may do business in the future, and some trademarks will never be registered in all of these countries. Rights in trademarks are generally national in character, and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specific products or services. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties have filed, or may in the future file, for “Wendy’s” or similar marks. Accordingly, we may not be able to adequately protect the Wendy’s brand everywhere in the world and use of the Wendy’s brand may result in liability for trademark infringement, trademark dilution or unfair competition. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. We cannot ensure that all of the steps we have taken to protect our intellectual property in the United States and foreign countries will be adequate.

In addition, we cannot ensure that third parties will not bring infringement claims against us in the future. Any such claim, whether or not it has merit, could be time-consuming, cause delays in introducing new menu items, require costly modifications to advertising and promotional materials, harm the Wendy’s brand, our image, competitive position or ability to expand our operations into other jurisdictions and/or cause us to incur significant costs related to defense or settlement require us to enter into royalty or licensing agreements. As a result, any such claim could harm our business and cause a decline in our results of operations and financial condition. In addition, third parties may assert that certain of our intellectual property, or our rights therein, are invalid or unenforceable. If our rights in any of our intellectual property were found to infringe third-party rights, or portions thereof were deemed invalid or unenforceable, we may be forced to defend or resolve related claims and to absorb related expenses. In addition, such loss of rights could permit competing uses of such intellectual property which, in turn, could also harm our business and cause a decline in our results of operations and financial condition.

Our current insurance may not provide adequate levels of coverage against claims that have been or may be filed.

We currently maintain insurance we believe to be adequate for businesses of our size and type. However, there are types of losses we could encounter that cannot be insured against or that we believe are not economically reasonable to insure, such as losses due to natural disasters or acts of terrorism. In addition, we currently self-insure a significant portion of expected losses under workers’ compensation, general liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense under these programs, which could harm our business and adversely affect our results of operations and financial condition.

The Company currently maintains insurance coverage to address cyber incidents. Applicable insurance policies contain customary limitations, conditions and exclusions. There can be no assurance that the policies covering cyber incidents maintained by the Company will cover substantially all of the Company’s costs and expenses incurred related to previous or future cybersecurity incidents.

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

Changes in legal or regulatory requirements, including licensing approvals, franchising laws, payment card industry rules, overtime rules, minimum wage rates, tax legislation, federal ethanol policy, data privacy laws and accounting standards, as well as an increasing focus on environmental, social and governance issues, may adversely affect our existing and future operations and results, including our ability to open new restaurants.

Each Wendy’s restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state and/or municipality in which the restaurant is located, as well as to federal laws, rules and regulations and requirements of non-governmental entities such as payment card industry rules. State and local government authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations. There can be no assurance that we and our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay the opening of such restaurants in the future. In addition, more stringent and varied requirements of local governmental bodies with respect to tax, zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

Federal laws, rules and regulations address many aspects of our business, such as franchising, federal ethanol policy, minimum wages and taxes. We and our franchisees are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other state laws that govern these and other employment law matters. Changes in laws, rules, regulations and governmental policies could increase our costs and adversely affect our existing and future operations and results. The same consequences may result should any law, rule, regulation, governmental policy or applicable judicial decision declare that Wendy’s is a joint employer with our franchisees. The failure of our digital platforms and technologies to comply with applicable laws and regulations (including, without limitation, ADA accessibility guidelines and various state, federal and international data privacy laws and regulations) could have an adverse impact on our brand, results of operations and financial condition.

Changes in accounting standards, or in the interpretation of existing standards, applicable to us could also affect our future results. See Note 1 to the Consolidated Financial Statements contained in Item 8 herein for a summary of new or amended accounting standards applicable to us.

Additionally, we are working to manage the risks and costs to us, our franchisees and our supply chain of the effects of climate change, greenhouse gases, and diminishing energy and water resources. These risks include the increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, such as packaging and waste, animal health and welfare, deforestation and land use. These risks also include the increased pressure to make commitments, set targets or establish additional goals and take actions to meet them. These risks could expose us to market, operational and execution costs or risks. If we are unable to effectively manage the risks associated with our complex regulatory environment, it could have a material adverse effect on our business and financial condition.

We do not exercise ultimate control over purchasing for our restaurant system, which could harm sales or profitability and the brand.

Although we seek to ensure that all suppliers to the Wendy’s system meet quality control standards, Wendy’s franchisees control the purchasing of food, proprietary paper, equipment and other operating supplies from such suppliers through QSCC, Wendy’s independent purchasing co-op. QSCC manages, for the Wendy’s system in the U.S. and Canada, contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national agreements with pricing based on total system volume. We are entitled to appoint two representatives (of the total of 11) on the board of directors of QSCC and participate in QSCC through our Company-operated restaurants, but we do not control the decisions and activities of QSCC except to require that all suppliers satisfy our quality control standards. If QSCC does not properly estimate the product needs of the Wendy’s system, makes poor purchasing decisions or decides to cease its operations, or if our relationship with QSCC is terminated for any reason, system sales, operating costs and our supply chain management could be adversely affected and the results of operations and financial condition of the Company and franchisees could be negatively impacted.

Our international operations are subject to various factors of uncertainty and there is no assurance that international operations will be profitable.

In addition to many of the risk factors described throughout this Item 1A, Wendy’s business outside of the United States is subject to a number of additional factors, including international economic and political conditions, risk of corruption and violations of the United States Foreign Corrupt Practices Act or similar laws of other countries, the inability to adapt to differing cultures or consumer preferences, inadequate brand infrastructure within foreign countries to support our international activities, inability to obtain adequate supplies meeting our quality standards and product specifications or interruptions in obtaining such supplies, restrictions on our ability to move cash out of certain foreign countries, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements, the collection of royalties and other fees from international franchisees, the inability to protect technology, data or intellectual property rights, compliance with international privacy and information security laws and regulations, the availability and cost of land, construction costs, other legal, financial or regulatory impediments to the development and/or operation of new restaurants and the inability to identify, attract and retain experienced management, qualified franchisees and joint venture partners. Although we believe we have developed the support structure required for international growth, there is no assurance that such growth will occur or that international operations will be profitable. In addition, to the extent we invest in international Company-operated restaurants or joint ventures, we would also have the risk of operating losses related to those restaurants, which could adversely affect our results of operations and financial condition. See Note 8 of the Financial Statements and Supplementary Data contained in Item 8 herein for information regarding certain operating losses related to our international operations.

Wendy’s planned expansion into the United Kingdom and other European markets may present increased risks due to low brand awareness, geopolitical risks and other factors.

As previously announced, Wendy’s intends to open Company-operated restaurants in the United Kingdom and, if successful, plans to expand into other anchor markets in Europe utilizing a franchise model. New markets, such as the United Kingdom, may have low brand awareness as well as competitive conditions, consumer tastes, discretionary spending patterns and social and cultural differences that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity to build brand awareness, which could negatively impact the profitability of our operations. In addition, we may be unable to obtain desirable locations for new restaurants at reasonable prices, or at all, and restaurants may have higher construction, occupancy, food and labor costs than we currently anticipate. Geopolitical risks, including the United Kingdom’s decision to leave the European Union through a negotiated exit over a period of time, may result in increased regulatory complexities and economic uncertainty. Any of these risks and uncertainties, and other factors we cannot anticipate, could have a material adverse impact on our business, financial condition and results of operations.

There are risks associated with our increasing dependence on digital commerce platforms and technologies to maintain and grow sales, and we cannot predict the impact that these digital commerce platforms and technologies, other new or improved technologies or alternative methods of delivery may have on consumer behavior and our financial results.
Advances in technologies, including advances in digital food order and delivery technologies, and changes in consumer behavior driven by such advances could have a negative effect on our business. Technology and consumer offerings continue to develop, and we expect that new and enhanced technologies and consumer offerings will be available in the future, including those with a focus on restaurant modernization, restaurant technology and digital engagement and ordering. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable guest proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these digital platforms, delivery channels or systems or other technologies or their impact on our business. In addition, our competitors, some of whom have greater resources than we do, may be able to benefit from changes in technologies or consumer acceptance of such changes, which could harm our competitive position and the Wendy’s brand. There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies, or to effectively adjust our product mix, service offerings and marketing initiatives for products and services that address, and anticipate advances in, technology and market trends. If we are not able to successfully respond to these challenges, our business, financial condition, and operating results and the Wendy’s brand could be adversely affected.
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

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain customers. These efforts may not be successful, and could pose a variety of other risks, including the improper disclosure of proprietary information, negative comments about the Wendy’s brand, the exposure of personally identifiable information, the failure to comply with data privacy laws and regulations or fraud. The inappropriate use of social media vehicles by franchisees, customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage the brand’s reputation. The occurrence of any such developments could have an adverse effect on our results of operations and financial condition.

In addition, as previously announced, we have implemented a plan to realign and reinvest resources in our IT organization to strengthen its ability to accelerate growth. We are partnering with a third-party global IT consultant on this new structure to leverage their global capabilities and enable a more seamless integration between our digital and corporate IT assets. Under the new structure, we are dependent to a significant extent on our ongoing relationship and engagement with the consultant, including their personnel and resources, technological expertise and ability to help execute our digital and restaurant and enterprise technology initiatives. Risks associated with our IT realignment plan, including the ultimate costs incurred in connection with such plan, could have an adverse impact on our restaurant operations and support, results of operations and financial condition.

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise of confidential information and/or damage to our employee and business relationships, all of which could subject us to loss and harm the Wendy’s brand.

A cyber incident includes any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information about customers, franchisees, vendors and employees. A number of retailers and other companies have recently experienced serious cyber incidents and breaches of their information technology systems. In 2015 and 2016, certain of our franchisees experienced cybersecurity incidents, as further described below. As the Company’s reliance on technology has increased, so have the risks posed to its systems, both internal and those managed by third parties. Three primary risks that could result from a cyber incident include operational interruption, damage to our relationship with customers, franchisees and employees and exposure of private data. In addition to maintaining insurance coverage to address cyber incidents, the Company has also implemented processes, procedures and controls to help mitigate these risks. However, these measures, as well as the increased awareness of a risk of a cyber incident, do not guarantee that the Company’s reputation and financial results will not be adversely affected by such an incident.

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

In February 2016, the Company reported unusual payment card activity affecting some franchise-owned restaurants and that malware had been discovered on certain systems. In June 2016, the Company reported that an additional malware variant had been identified and disabled. In July 2016, the Company, on behalf of affected franchise locations, provided information about specific restaurant locations that may have been impacted by these attacks, all of which are located in the United States, along with support for customers who may have been affected by the malware.

As a result of the cybersecurity incidents, the Company was named as a defendant in a putative class action filed in the United States on behalf of consumers, as well as in five class actions brought by financial institutions in the United States that were subsequently consolidated into a single proceeding.  In addition, certain of the Company’s present and former directors, and one non-director executive officer of the Company, were named as defendants in putative shareholder derivative complaints, which have been consolidated into one action, alleging breach of fiduciary duty, waste of corporate assets, unjust enrichment and gross mismanagement.  These civil proceedings sought damages and other relief allegedly arising from the cybersecurity incidents.  On February 26, 2019, the court granted final approval of the settlement of the consumer class action, and on November 6, 2019, the court granted final approval of the settlement of the financial institutions class action.  Both matters are now considered fully paid and closed.  On January 24, 2020, the court granted preliminary approval of the proposed settlement of the putative shareholder derivative action.  These and any other claims or investigations related to the cybersecurity incidents may adversely affect how we or our franchisees operate the business, divert the attention of management from the operation of the business, have an adverse effect on our reputation, result in additional costs and adversely affect our results of operations.

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

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of the Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility entered into in June 2015. Under the facility, the Master Issuer issued the following currently outstanding series of notes: (i) Series 2019-1 3.783% Fixed Rate Senior Secured Notes, Class A-2-I, with an initial principal amount of $400.0 million; (ii) Series 2019-1 4.080% Fixed Rate Senior Secured Notes, Class A-2-II, with an initial principal amount of $450.0 million; (iii) Series 2018-1 3.573% Fixed Rate Senior Secured Notes, Class A-2-I, with an initial principal amount of $450.0 million; (iv) Series 2018-1 3.884% Fixed Rate Senior

Secured Notes, Class A-2-II, with an initial principal amount of $475.0 million; and (v) Series 2015-1 4.497% Fixed Rate Senior Secured Notes, Class A-2-III, with an initial principal amount of $500.0 million (collectively, the “Class A-2 Notes”). The Master Issuer also issued outstanding Series 2019-1 Variable Funding Senior Secured Notes, Class A-1, which allows for the borrowing of up to $150.0 million from time to time on a revolving basis (the “Class A-1 Notes” and, together with the Class A-2 Notes, the “Senior Notes”).

The Senior Notes are secured by a security interest in substantially all of the assets of the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors (collectively, the “Securitization Entities”), except for certain real estate assets and subject to certain limitations as set forth in the indenture governing the Senior Notes (the “Indenture”) and the related guarantee and collateral agreement.  The assets of the Securitization Entities include most of the domestic and certain of the foreign revenue-generating assets of the Company and its subsidiaries, which principally consist of franchise-related agreements, certain Company-operated restaurants, intellectual property and license agreements for the use of intellectual property.

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

In addition, the Indenture and the related management agreement contain various covenants that limit the Company and its subsidiaries’ ability to engage in specified types of transactions, subject to certain exceptions, including, for example, to (i) incur or guarantee additional indebtedness, (ii) sell certain assets, (iii) create or incur liens on certain assets to secure indebtedness or (iv) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets. As a result of these restrictions, the Company may not have adequate resources or flexibility to continue to manage the business and provide for growth of the Wendy’s system, which could have a material adverse effect on the Company’s future growth prospects, financial condition, results of operations and liquidity.

The Company has a significant amount of debt outstanding. Such indebtedness, along with the other contractual commitments of our subsidiaries, could adversely affect our business, financial condition and results of operations, as well as the ability of certain of our subsidiaries to meet debt payment obligations.

As of December 29, 2019, the Company had approximately $2.3 billion of outstanding debt on its balance sheet. Additionally, a subsidiary of the Company has issued the Class A-1 Notes, which allows for the borrowing of up to $150.0 million from time to time on a revolving basis.

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

•
reducing the availability of the Company’s cash flow to fund working capital, capital expenditures, equity and debt repurchases, dividends, acquisitions and other general corporate purposes, and limiting the Company’s ability to obtain additional financing for these purposes;

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

Further, the Class A-1 Notes may accrue interest based on the London interbank offered rate (“LIBOR”), which is expected to be discontinued after 2021. If LIBOR is discontinued, we may need to renegotiate certain loan documents and we cannot predict what alternative index would be negotiated with our lenders or the resulting impact on our interest expense.

The ability of Wendy’s to make payments on, repay or refinance its debt, and any additional debt, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon its future operating performance and ability to generate significant cash flows. Future performance, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. In addition, the ability of Wendy’s to borrow funds in the future to make payments on its debt will depend on the satisfaction of the covenants in the securitized financing facility and other debt agreements, and other agreements it may enter into in the future. Specifically, Wendy’s will need to maintain specified financial ratios and satisfy financial condition tests. There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available under the Company’s securitized financing facility or other debt agreements or from other sources in an amount sufficient to enable the Company to pay its debt or to fund its dividend and other liquidity needs. If the Company’s subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If the Company’s subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations.

In addition, certain of the Company’s subsidiaries also have significant contractual requirements for the purchase of soft drinks. If consumer preferences change and the Company’s customers purchase fewer soft drinks than expected or estimated, such contractual commitments may adversely affect the financial condition of the Company. The Company has also provided loan guarantees to various lenders on behalf of franchisees entering into debt arrangements for new restaurant development and equipment financing. Certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have been indemnified. In addition, certain subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees. These commitments, guarantees and other liabilities could have an adverse effect on the Company’s liquidity and the ability of its subsidiaries to meet payment obligations.

The Company may incur additional indebtedness, guarantees, commitments or other liabilities in the future. If new debt, guarantees, commitments or other liabilities are added to the Company’s current consolidated debt levels, the related risks that the Company now faces could be amplified.

There can be no assurance regarding whether or to what extent the Company will pay dividends on its common stock in the future.

Holders of the Company’s common stock will only be entitled to receive such dividends as the Company’s Board of Directors may declare out of funds legally available for such payments. Any dividends will be made at the discretion of the Board of Directors and will depend on the Company’s earnings, financial condition, cash requirements and such other factors as the Board of Directors may deem relevant from time to time. In addition, because the Company is a holding company, its ability to declare and pay dividends is dependent upon cash, cash equivalents and short-term investments on hand and cash flows from its subsidiaries. The ability of its subsidiaries to pay cash dividends to the holding company is dependent upon their ability to achieve sufficient cash flows after satisfying their respective cash requirements, including the requirements and restrictions under the Company’s securitized financing facility and other debt agreements.

A substantial amount of the Company’s common stock is concentrated in the hands of certain stockholders.

Nelson Peltz, the Company’s Chairman and former Chief Executive Officer, Peter May, the Company’s Vice Chairman and former President and Chief Operating Officer, and Edward Garden, a former director of the Company, beneficially own shares of the Company’s outstanding common stock that collectively constitute approximately 19% of its total voting power as of February 18, 2020. Messrs. Peltz, May and Garden may, from time to time, acquire beneficial ownership of additional shares of common stock.

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

The following table contains information about our principal office facilities as of December 29, 2019:

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
At December 29, 2019, Wendy’s and its franchisees operated 6,788 Wendy’s restaurants. Of the 357 Company-operated restaurants in the Wendy’s U.S. segment, Wendy’s owned the land and building for 143 restaurants, owned the building and held long-term land leases for 145 restaurants and held leases covering land and building for 69 restaurants. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases contain contingent rent provisions that require additional rental payments based upon restaurant sales volume in excess of specified amounts. As part of the Global Real Estate & Development segment, Wendy’s also owned 512 and leased 1,248 properties that were either leased or subleased principally to franchisees as of December 29, 2019. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

Item 3. Legal Proceedings.

The Company is involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. The Company believes it has adequate accruals for continuing operations for all of its legal and environmental matters, including the accrual that we recorded for the legal proceedings related to a cybersecurity incident as described in Note 23 of the Financial Statements and Supplementary Data contained in Item 8 herein. See Note 11 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information on the accrual. We cannot estimate the aggregate possible range of loss for our existing litigation and claims for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows of a particular reporting period.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “WEN.”

The Company’s common stock is entitled to one vote per share on all matters on which stockholders are entitled to vote. The Company has no class of equity securities currently issued and outstanding except for its common stock. However, the Company is currently authorized to issue up to 100 million shares of preferred stock.

During the 2018 fiscal year, the Company paid quarterly cash dividends of $0.085 per share of common stock. During the first three quarters of the 2019 fiscal year, the Company paid quarterly cash dividends of $0.10 per share of common stock. During the fourth quarter of the 2019 fiscal year, the Company paid a quarterly cash dividend of $0.12 per share of common stock.

During the first quarter of 2020, the Company declared a dividend of $0.12 per share of common stock to be paid on March 16, 2020 to shareholders of record as of March 2, 2020. Although the Company currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly cash dividends will be declared or paid or as to the amount or timing of such dividends, if any. Future dividend payments, if any, will be made at the discretion of our Board of Directors and will be based on such factors as the Company’s earnings, financial condition and cash requirements and other factors.

As of February 18, 2020, there were approximately 23,239 holders of record of the Company’s common stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth fiscal quarter of 2019:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
September 30, 2019 through November 3, 2019	450,702	$20.73	443,350	$161,102,043
November 4, 2019 through December 1, 2019 (3)	4,755,214	$20.97	4,733,171	$61,866,731
December 2, 2019 through December 29, 2019	829,759	$21.84	828,863	$43,771,749
Total	6,035,675	$21.07	6,005,384	$43,771,749

(1)
Includes 30,291 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In February 2019, our Board of Directors authorized the repurchase of up to $225.0 million of our common stock through March 1, 2020, when and if market conditions warrant and to the extent legally permissible.

(3)
In November 2019, the Company entered into an accelerated share repurchase agreement (the “2019 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase program. Under the 2019 ASR Agreement, the Company paid the financial institution an initial purchase price of $100.0 million in cash and received an initial delivery of 4.1 million shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2019 ASR Agreement.

Subsequent to December 29, 2019 through February 18, 2020, the Company repurchased 1.3 million shares with an aggregate purchase price of $28.8 million, excluding commissions. Additionally, in February 2020, the Company completed the 2019 ASR

Agreement and received an additional 0.6 million shares of common stock. The total number of shares of common stock ultimately purchased by the Company under the 2019 ASR Agreement was based on the average of the daily volume weighted average prices of the common stock during the term of the 2019 ASR Agreement, less an agreed upon discount. In total, 4.7 million shares were delivered under the 2019 ASR Agreement at an average purchase price of $21.37 per share. With the completion of the 2019 ASR Agreement, the Company completed its $225.0 million February 2019 authorization. In February 2020, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warrant and to the extent legally permissible.

Item 6. Selected Financial Data.

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Year Ended (1) (2) (3)
	2019	2018	2017	2016	2015
	(In millions, except per share amounts)
Sales (4)	$707.5	$651.6	$622.8	$920.8	$1,438.8
Franchise royalty revenue and fees (4)	429.0	409.0	410.5	371.5	344.5
Franchise rental income (4) (5)	233.1	203.3	190.1	143.1	87.0
Advertising funds revenue	339.4	326.0	—	—	—
Revenues	1,709.0	1,589.9	1,223.4	1,435.4	1,870.3
Cost of sales (4)	597.5	548.6	517.9	752.1	1,194.5
Advertising funds expense	338.1	321.9	—	—	—
System optimization (gains) losses, net (6)	(1.3)	(0.5)	39.1	(71.9)	(74.0)
Reorganization and realignment costs (7)	17.0	9.1	22.6	10.1	21.9
Impairment of long-lived assets (8)	7.0	4.7	4.1	16.2	25.0
Operating profit	262.6	249.9	214.8	314.8	274.5
Loss on early extinguishment of debt (9)	(8.5)	(11.5)	—	—	(7.3)
Investment income, net (10)	25.6	450.7	2.7	0.7	52.2
(Provision for) benefit from income taxes (11)	(34.6)	(114.8)	93.0	(72.1)	(94.1)
Income from continuing operations	136.9	460.1	194.0	129.6	140.0
Net income from discontinued operations	—	—	—	—	21.1
Net income	$136.9	$460.1	$194.0	$129.6	$161.1
Basic income per share:
Continuing operations	$.60	$1.93	$.79	$.49	$.43
Discontinued operations	—	—	—	—	.07
Net income	$.60	$1.93	$.79	$.49	$.50
Diluted income per share:
Continuing operations	$.58	$1.88	$.77	$.49	$.43
Discontinued operations	—	—	—	—	.06
Net income	$.58	$1.88	$.77	$.49	$.49
Dividends per share	$.42	$.34	$.28	$.245	$.225
Weighted average diluted shares outstanding	235.1	245.0	252.3	266.7	328.7

Net cash provided by operating activities	$288.9	$224.2	$238.8	$193.8	$296.2
Capital expenditures	74.5	69.9	81.7	150.0	251.6

	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
			(In millions)
Total assets (5)	$4,994.5	$4,292.0	$4,096.9	$3,939.3	$4,108.7
Long-term debt, including current portion (12)	2,280.3	2,328.8	2,286.4	2,300.6	2,316.9
Finance lease liabilities, including current portion (12)	491.9	455.6	468.0	211.7	109.2
Stockholders’ equity	516.4	648.4	573.2	527.7	752.9
_______________

(1)
The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 29, 2019” or “2019,” which consisted of 52 weeks, (2) “the year ended December 30, 2018” or “2018,” which consisted of 52 weeks, (3) “the year ended December 31, 2017” or “2017,” which consisted of 52 weeks, (4) “the year ended January 1, 2017” or “2016,” which consisted of 52 weeks, and (5) “the year ended January 3, 2016” or “2015,” which consisted of 53 weeks.

(2)
In May 2015, Wendy’s completed the sale of 100% of its membership interest in The New Bakery Company, LLC and its subsidiaries (collectively, the “Bakery”). The Bakery’s operating results through its May 2015 date of sale are classified as discontinued operations.

(3)
The Company applied the revenue recognition guidance effective at the beginning of 2018 using the modified retrospective method, whereby the cumulative effect of initially adopting the guidance was recognized as an adjustment to the opening balance of equity at January 1, 2018. Therefore, periods prior to 2018 do not reflect adjustments for the guidance and are not comparable.

(4)
The decline in sales and cost of sales and the related increase in franchise royalty revenue and fees and franchise rental income during 2015 through 2017 is primarily a result of the sale of Wendy’s Company-operated restaurants to franchisees under our system optimization initiative, which began in 2013. As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system.

(5)
The Company adopted the new accounting guidance for leases during the first quarter of 2019 using the effective date as the date of initial application; therefore, periods prior to 2019 do not reflect adjustments for the guidance and are not comparable.

(6)
System optimization (gains) losses, net includes all gains and losses recognized on dispositions of restaurants and other assets in connection with Wendy’s system optimization initiative. See Note 3 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(7)
Reorganization and realignment costs include the impact of (1) Wendy’s information technology (“IT”) realignment plan in 2019, (2) Wendy’s May 2017 general and administrative (“G&A”) realignment plan in 2017 through 2019, (3) costs related to Wendy’s system optimization initiative in 2015 through 2019 and (4) Wendy’s November 2014 G&A realignment plan in 2015 through 2016. See Note 5 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(8)
Impairment of long-lived assets primarily includes impairment charges on (1) restaurant-level assets resulting from the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, including any subsequent lease modifications, (2) restaurant-level assets resulting from the closing of Company-operated restaurants and classifying such surplus properties as held for sale and (3) restaurant-level assets resulting from the deterioration in operating performance of certain Company-operated restaurants. See Note 17 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(9)
Loss on early extinguishment of debt primarily relates to refinancings, redemptions and repayments of long-term debt. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(10)
Investment income, net includes (1) a cash settlement related to a previously held investment during 2019, (2) the gain on sale of our remaining ownership interest in Inspire Brands, Inc. (“Inspire Brands”) (formerly Arby’s) during 2018 and (3) the effect of dividends received from our investment in Inspire Brands during 2015. See Note 8 and Note 18 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(11)
The benefit from income taxes in 2017 includes the impact of the Tax Cuts and Jobs Act. See Note 14 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(12)
In connection with the adoption of the new accounting guidance for leases during the first quarter of 2019, the Company reclassified current and long-term finance lease liabilities to “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively, which were previously recorded to “Current portion of long-term debt” and “Long-term debt,” respectively. The prior periods reflect the reclassification of these liabilities to conform to the current year presentation. See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

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

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the world’s third largest quick-service restaurant company in the hamburger sandwich segment, with 6,788 restaurants in the United States (the “U.S.”) and 30 foreign countries and U.S. territories as of December 29, 2019.

As a result of the realignment of our management and operating structure during 2019 as discussed in Note 5 of the Financial Statements and Supplementary Data contained in Item 8 herein, the Company adopted a new segment reporting structure beginning in the fourth quarter of 2019. As part of this new structure, the Company made the following changes: (1) it combined its Canadian business with its International segment and (2) it separated its real estate and development operations into its own segment. These changes were designed to increase efficiencies and to accelerate long-term growth. Prior period segment results have been revised to reflect these changes.

The Company is now comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Wendy’s International includes the franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our TimWen real estate joint venture. In addition, Global Real Estate & Development earns fees from facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”) and providing other development-related services to franchisees. In this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company now reports on the segment profit for each of the three segments described above. The Company measures segment profit based on segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Segment adjusted EBITDA excludes certain unallocated general and administrative expenses and other items that vary from period to period without correlation to the Company’s core operating performance. See “Results of Operations” below and Note 26 of the Financial Statements and Supplementary Data contained in Item 8 herein for segment financial information.

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 29, 2019” or “2019,” (2) “the year ended December 30, 2018” or “2018” and (3) “the year ended January 1, 2017” or “2017,” all of which consisted of 52 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

We adopted the new accounting guidance for leases effective December 31, 2018, which had a material impact on our consolidated financial statements. Beginning with the first quarter of 2019, our financial condition and results of operations reflect adoption of this guidance; however, prior period results were not restated. See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information.

We adopted the accounting guidance for revenue recognition effective January 1, 2018, which had a material impact on our consolidated financial statements. Beginning with the first quarter of 2018, our financial results reflect adoption of this guidance; however, prior period results were not restated. See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information.

Executive Overview

Our Business

As of December 29, 2019, the Wendy’s restaurant system was comprised of 6,788 restaurants, with 5,852 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 357 were operated by the Company and 5,495 were operated by a total of 241 franchisees. In addition, at December 29, 2019, there were 936 Wendy’s restaurants in operation in 30 foreign countries and U.S. territories, all of which were franchised.

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of December 29, 2019.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and decreased consumer spending levels, general economic and market trends and weather.

Wendy’s long-term growth opportunities include accelerating U.S. same-restaurant sales through (1) its “One More Visit, One More Dollar” strategy, which includes continuing core menu improvement, product innovation and strategic price increases on our menu items, (2) focused execution of operational excellence, (3) continued implementation of consumer-facing digital platforms and technologies and (4) increased restaurant utilization in various dayparts, including the Company’s plans to launch breakfast across the U.S. system on March 2, 2020 (see “Breakfast Launch” below). Wendy’s also expects growth in the number of new restaurants through targeted U.S. expansion and accelerated international expansion through same-restaurant sales growth and new restaurant development.

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

Breakfast Launch

In September 2019, the Company announced that it planned to launch breakfast across the U.S. system in the first quarter of 2020. In February 2020, the Company announced that the expected launch date was March 2, 2020. The Company made investments during 2019 of $16.8 million to support the U.S. system in preparation of the national launch, which was primarily recorded to “Franchise support and other costs.” The 2019 investments were primarily comprised of (1) the purchase of smallwares and menuboards for franchisees and (2) a national recruiting advertising campaign and other talent acquisition costs.

Information Technology (“IT”) Realignment

In December 2019, our Board of Directors approved a plan to realign and reinvest resources in the Company’s IT organization to strengthen its ability to accelerate growth. The Company is partnering with a third-party global IT consultant on this new structure to leverage their global capabilities, which the Company believes will enable a more seamless integration between its digital and corporate IT assets. The Company expects that the realignment plan will reduce certain employee compensation and other related costs that the Company intends to reinvest back into IT to drive additional capabilities and capacity across all of its technology platforms. The Company expects the majority of the impact of the realignment plan to occur at its Restaurant Support Center in Dublin, Ohio. The Company expects to incur total costs aggregating approximately $13.0 million to $15.0 million related to the plan. During 2019, the Company recognized costs totaling $9.1 million, which primarily included severance and related employee costs of $7.5 million and third-party and other costs of $1.4 million. The Company expects to incur additional costs aggregating approximately $5.5 million, comprised of (1) severance and related employee costs of approximately $1.0 million and (2) third-party and other costs of approximately $4.5 million. The Company expects to recognize the majority of the remaining costs associated with the plan during the first half of 2020.

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. Additionally, the Company announced in May 2019 changes to its management and operating structure that included the creation of two new positions, a President, U.S. and Chief Commercial Officer and a President, International and Chief Development Officer, and the elimination of the Chief Operations Officer position. During 2019, 2018 and 2017, the Company recognized costs totaling $7.7 million, $8.8 million and $21.7 million, respectively, which primarily included severance and related employee costs and share-based compensation. The Company does not expect to incur any additional material costs under the plan.

Other Investments in Equity Securities

In October 2019, the Company received a $25.0 million cash settlement related to a previously held investment. As a result, the Company recorded $24.4 million to “Investment income, net” and $0.6 million to “General and administrative” for the reimbursement of related costs during the fourth quarter of 2019.

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

Our 18.5% equity interest was diluted to 12.3% in February 2018, when a subsidiary of ARG Parent acquired Buffalo Wild Wings, Inc. As a result of the acquisition, our diluted ownership interest included both the Arby’s and Buffalo Wild Wings brands under the newly formed combined company, Inspire Brands, Inc. (“Inspire Brands”). In August 2018, the Company sold its remaining 12.3% ownership interest to Inspire Brands for $450.0 million and incurred transaction costs of $0.1 million, which were recorded to “Investment income, net.” The Company recorded income tax expense of $97.5 million on the transaction, of which $95.0 million was paid during the fourth quarter of 2018.

System Optimization Initiative

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating Franchise Flips. As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to reduce its ownership below the approximately 5% level, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base and drive new restaurant development and accelerate reimages. During 2019, 2018 and 2017, the Company facilitated 37, 96 and 400 Franchise Flips, respectively (excluding the DavCo and NPC Transactions discussed below). Additionally, during 2018, the Company completed the sale of three Company-operated restaurants to franchisees. No Company-operated restaurants were sold to franchisees during 2019 or 2017. During 2020, the Company expects to sell 43 Company-operated restaurants in New York to franchisees. The Company expects to retain its Company-operated restaurants in Manhattan.

Gains and losses recognized on dispositions are recorded to “System optimization (gains) losses, net” in our consolidated statements of operations. Costs related to acquisitions and dispositions under our system optimization initiative are recorded to “Reorganization and realignment costs.” All other costs incurred related to facilitating Franchise Flips are recorded to “Franchise support and other costs.”

Cybersecurity Incident

In February 2016, the Company reported unusual payment card activity affecting some franchise owned restaurants and that malware had been discovered on certain systems.  In June 2016, the Company reported that an additional malware variant had been identified and disabled.  In July 2016, the Company, on behalf of affected franchise locations, provided information about specific restaurant locations that may have been impacted by these attacks, all of which were located in the United States, along with support for customers who may have been affected by the malware.

During 2019, the Company entered into settlement agreements to resolve a consumer class action and a financial institutions class action related to the cybersecurity incidents.  The consumer class action settlement was approved by the court in February 2019 and the financial institutions class action settlement was approved by the court in November 2019.  Both matters are now considered fully paid and closed. Under the terms of the settlement agreement for the financial institutions class action, the Company and its franchisees received a full release of all claims that have or could have been brought by the financial institutions, and the financial institutions received $50.0 million, inclusive of attorneys’ fees and costs.  After exhaustion of applicable insurance receivables, the Company made a payment of $24.7 million of this amount in January 2020. During 2018, the Company recorded a liability of $50.0 million and insurance receivables of $22.5 million for the financial institutions case. During 2019, as a result of cost savings related to the settlement of the consumer class action, the Company adjusted its insurance receivables for the financial institutions case to approximately $25.0 million.

See “Item 1A. Risk Factors” and Note 23 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information.

DavCo and NPC Transactions

As part of our system optimization initiative, the Company acquired 140 Wendy’s restaurants on May 31, 2017 from DavCo Restaurants, LLC (“DavCo”) for total net cash consideration of $86.8 million, which restaurants were immediately sold to NPC International, Inc. (“NPC”), an existing franchisee of the Company, for cash proceeds of $70.7 million (collectively, the “DavCo and NPC Transactions”). As part of the NPC transaction, NPC agreed to remodel 90 acquired restaurants in the Image Activation format by the end of 2021 and build 15 new Wendy’s restaurants by the end of 2022. Prior to closing the DavCo transaction, seven DavCo restaurants were closed. The acquisition of Wendy’s restaurants from DavCo was not contingent on executing the sale agreement with NPC; as such, the Company accounted for the DavCo and NPC Transactions as an acquisition and subsequent disposition of a business. As part of the DavCo and NPC Transactions, the Company retained leases for purposes of subleasing such properties to NPC. As a result of the DavCo and NPC Transactions, the Company recognized a loss of $43.6 million during 2017.

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. For discussion related to 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Form 10-K, filed with the United States Securities and Exchange Commission on February 27, 2019.

Results of Operations

The tables included throughout Results of Operations set forth in millions the Company’s consolidated results of operations for the years ended December 29, 2019, December 30, 2018 and December 31, 2017 (except average unit volumes, which are in thousands).

	2019		2018 (a)		2017 (a) (b)
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$707.5	$55.9	$651.6	$28.8	$622.8
Franchise royalty revenue and fees	429.0	20.0	409.0	(1.5)	410.5
Franchise rental income	233.1	29.8	203.3	13.2	190.1
Advertising funds revenue	339.4	13.4	326.0	326.0	—
	1,709.0	119.1	1,589.9	366.5	1,223.4
Costs and expenses:
Cost of sales	597.5	48.9	548.6	30.7	517.9
Franchise support and other costs	43.7	18.5	25.2	8.9	16.3
Franchise rental expense	123.9	32.8	91.1	3.1	88.0
Advertising funds expense	338.1	16.2	321.9	321.9	—
General and administrative	200.2	(17.3)	217.5	13.9	203.6
Depreciation and amortization	131.7	2.8	128.9	3.2	125.7
System optimization (gains) losses, net	(1.3)	(0.8)	(0.5)	(39.6)	39.1
Reorganization and realignment costs	17.0	7.9	9.1	(13.5)	22.6
Impairment of long-lived assets	7.0	2.3	4.7	0.6	4.1
Other operating income, net	(11.4)	(4.9)	(6.5)	2.2	(8.7)
	1,446.4	106.4	1,340.0	331.4	1,008.6
Operating profit	262.6	12.7	249.9	35.1	214.8
Interest expense, net	(116.0)	3.6	(119.6)	(1.5)	(118.1)
Loss on early extinguishment of debt	(8.5)	3.0	(11.5)	(11.5)	—
Investment income, net	25.6	(425.1)	450.7	448.0	2.7
Other income, net	7.8	2.4	5.4	3.8	1.6
Income before income taxes	171.5	(403.4)	574.9	473.9	101.0
(Provision for) benefit from income taxes	(34.6)	80.2	(114.8)	(207.8)	93.0
Net income	$136.9	$(323.2)	$460.1	$266.1	$194.0
________________

(a)
We adopted the new accounting guidance for leases effective December 31, 2018, which had a material impact on our consolidated financial statements. Beginning with the first quarter of 2019, our financial condition and results of operations reflect adoption of this guidance; however, prior period results were not restated. See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information.

(b)
We adopted the accounting guidance for revenue recognition effective January 1, 2018, which had a material impact on our consolidated financial statements. Beginning with the first quarter of 2018, our financial results reflect adoption of this guidance; however, prior period results were not restated. See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information.

	2019	% of Total Revenues	2018	% of Total Revenues	2017	% of Total Revenues
Revenues:
Sales	$707.5	41.4%	$651.6	41.0%	$622.8	50.9%
Franchise royalty revenue and fees:
Royalty revenue	400.7	23.4%	377.9	23.7%	366.0	29.9%
Franchise fees	28.3	1.7%	31.1	2.0%	44.5	3.7%
Total franchise royalty revenue and fees	429.0	25.1%	409.0	25.7%	410.5	33.6%
Franchise rental income	233.1	13.6%	203.3	12.8%	190.1	15.5%
Advertising funds revenue	339.4	19.9%	326.0	20.5%	—	—%
Total revenues	$1,709.0	100.0%	$1,589.9	100.0%	$1,223.4	100.0%

	2019	% of Sales	2018	% of Sales	2017	% of Sales
Cost of sales:
Food and paper	$222.8	31.5%	$207.0	31.8%	$196.4	31.6%
Restaurant labor	214.7	30.3%	194.4	29.8%	183.8	29.5%
Occupancy, advertising and other operating costs	160.0	22.7%	147.2	22.6%	137.7	22.1%
Total cost of sales	$597.5	84.5%	$548.6	84.2%	$517.9	83.2%

	2019	% of Sales	2018	% of Sales	2017	% of Sales
Restaurant margin	$110.0	15.5%	$103.0	15.8%	$104.9	16.8%

The tables below present certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	2019	2018	2017
Key business measures:
U.S. same-restaurant sales growth:
Company-operated restaurants	3.1%	1.3%	0.2%
Franchised restaurants	2.9%	0.5%	2.0%
Systemwide	2.9%	0.6%	1.9%

International same-restaurant sales growth (a)	3.2%	4.7%	4.4%

Global same-restaurant sales growth:
Company-operated restaurants	3.1%	1.3%	0.2%
Franchised restaurants (a)	2.9%	1.0%	2.2%
Systemwide (a)	2.9%	1.0%	2.1%
________________

(a)
Includes international franchised restaurants same-restaurant sales (excluding Venezuela, and excluding Argentina beginning in the third quarter of 2018, due to the impact of the highly inflationary economies of those countries).

	2019	2018	2017
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$707.5	$651.6	$622.8
U.S. franchised	9,055.2	8,719.1	8,607.6
U.S. systemwide	9,762.7	9,370.7	9,230.4
International franchised (b)	1,181.6	1,141.9	1,052.8
Global systemwide	$10,944.3	$10,512.6	$10,283.2

Restaurant average unit volumes (in thousands):
Company-operated	$1,989.6	$1,918.0	$1,876.8
U.S. franchised	1,664.1	1,612.8	1,598.5
U.S. systemwide	1,684.0	1,630.8	1,614.6
International franchised (b)	1,357.5	1,359.2	1,332.3
Global systemwide	$1,641.4	$1,596.1	$1,580.4
________________

(a)
During 2019 and 2018, global systemwide sales increased 4.4% and 2.5%, respectively, U.S. systemwide sales increased 4.2% and 1.5%, respectively, and international franchised sales increased 6.7% and 10.8%, respectively, on a constant currency basis.

(b)	Excludes Venezuela, and excludes Argentina beginning in the third quarter of 2018, due to the impact of the highly inflationary economies of those countries.

	Company-operated	U.S. Franchised	International Franchised	Systemwide
Restaurant count:
Restaurant count at December 31, 2017	337	5,432	865	6,634
Opened	7	90	62	159
Closed	(5)	(51)	(26)	(82)
Net purchased from (sold by) franchisees	14	(14)	—	—
Restaurant count at December 30, 2018	353	5,457	901	6,711
Opened	2	105	75	182
Closed	(3)	(62)	(40)	(105)
Net purchased from (sold by) franchisees	5	(5)	—	—
Restaurant count at December 29, 2019	357	5,495	936	6,788

Sales	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Sales	$707.5	$55.9	$651.6	$28.8	$622.8

The increase in sales during 2019 was primarily due to a net increase in the number of Company-operated restaurants in operation during 2019 compared to 2018. In addition, sales during 2019 benefited from a 3.1% increase in Company-operated same-restaurant sales. Company-operated same-restaurant sales improved due to an increase in our average per customer check amount, reflecting benefits from strategic price increases on our menu items and changes in product mix. These benefits were partially offset by a decrease in customer count.

Franchise Royalty Revenue and Fees	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Royalty revenue	$400.7	$22.8	$377.9	$11.9	$366.0
Franchise fees	28.3	(2.8)	31.1	(13.4)	44.5
	$429.0	$20.0	$409.0	$(1.5)	$410.5

The increase in franchise royalty revenue during 2019 was primarily due to a 2.9% increase in franchise same-restaurant sales. Royalty revenue was also positively impacted by a net increase in the number of franchise restaurants in operation during 2019 compared to 2018.

The decrease in franchise fees during 2019 was primarily due to lower other miscellaneous franchise fees and facilitating fewer Franchise Flips in 2019 compared to 2018, partially offset by an increase in fees for providing information technology and other services to franchisees.

Franchise Rental Income	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Franchise rental income	$233.1	$29.8	$203.3	$13.2	$190.1

The increase in franchise rental income during 2019 was primarily due to the adoption of new accounting guidance for leases. Under the new guidance, lessees’ payments to the Company for executory costs are recorded on a gross basis as revenue with a corresponding expense. See “Franchise Rental Expense” below. This increase was partially offset by the impact of assigning certain leases to franchisees.

Advertising Funds Revenue	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Advertising funds revenue	$339.4	$13.4	$326.0	$326.0	$—

The Company maintains two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants in the U.S. and Canada. Franchisees make contributions to the national advertising funds based on a percentage of sales of the franchised restaurants. The increase in advertising funds revenue during 2019 was primarily due to an increase in franchise same-restaurant sales in the U.S. and Canada, as well as a net increase in the number of franchise restaurants in operation in those countries. This increase was partially offset by reductions in advertising receipts under the Company’s restaurant development incentive programs.

Cost of Sales, as a Percent of Sales	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Food and paper	31.5%	(0.3)%	31.8%	0.2%	31.6%
Restaurant labor	30.3%	0.5%	29.8%	0.3%	29.5%
Occupancy, advertising and other operating costs	22.7%	0.1%	22.6%	0.5%	22.1%
	84.5%	0.3%	84.2%	1.0%	83.2%

The increase in cost of sales, as a percent of sales, during 2019 was primarily due to (1) an increase in restaurant labor rates, (2) an increase in commodity costs and (3) a decrease in customer count. These unfavorable changes were partially offset by benefits from strategic price increases on certain of our menu items and changes in product mix.

Franchise Support and Other Costs	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Franchise support and other costs	$43.7	$18.5	$25.2	$8.9	$16.3

The increase in franchise support and other costs during 2019 was primarily due to (1) investments of $16.4 million to support U.S. franchisees in preparation of the national launch of breakfast on March 2, 2020 and (2) the purchase of digital scanning equipment for franchisees of $5.3 million.

Franchise Rental Expense	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Franchise rental expense	$123.9	$32.8	$91.1	$3.1	$88.0

The increase in franchise rental expense during 2019 was primarily due to the adoption of new accounting guidance for leases. Under the new guidance, lessees’ payments to the Company for executory costs are recorded on a gross basis as revenue with a corresponding expense. See “Franchise Rental Income” above. The increase was partially offset by the impact of assigning certain leases to franchisees.

Advertising Funds Expense	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Advertising funds expense	$338.1	$16.2	$321.9	$321.9	$—

The increase in advertising funds expense during 2019 was primarily due to the same factors as described above for “Advertising Funds Revenue.” During 2019, advertising funds revenue exceeded advertising funds expense by $1.3 million due to the timing of the Company’s advertising spend.

General and Administrative	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Legal reserves	$(2.5)	$(30.1)	$27.6	$26.9	$0.7
Employee compensation and related expenses	168.7	14.0	154.7	(10.1)	164.8
Professional fees	19.5	(0.1)	19.6	(2.8)	22.4
Other, net	14.5	(1.1)	15.6	(0.1)	15.7
	$200.2	$(17.3)	$217.5	$13.9	$203.6

The decrease in general and administrative expenses during 2019 was primarily due to the prior year increase in legal reserves resulting from litigation associated with a cybersecurity incident (see Note 23 to the Financial Statements and Supplementary Data contained in Item 8 herein for further information). This decrease was partially offset by higher employee compensation and related expenses, reflecting an increase in incentive compensation accruals.

Depreciation and Amortization	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Restaurants	$85.8	$2.9	$82.9	$(0.3)	$83.2
Corporate and other	45.9	(0.1)	46.0	3.5	42.5
	$131.7	$2.8	$128.9	$3.2	$125.7

The increase in restaurant depreciation and amortization during 2019 was primarily due to the assignment of certain leases to a franchisee in 2018, resulting in the write-off of the related net investment in the leases.

System Optimization (Gains) Losses, Net	2019		2018		2017
	Amount	Change	Amount	Change	Amount
System optimization (gains) losses, net	$(1.3)	$(0.8)	$(0.5)	$(39.6)	$39.1

System optimization (gains) losses, net during 2019 were primarily comprised of post-closing adjustments on previous sales of restaurants. System optimization (gains) losses, net during 2018 were comprised of post-closing adjustments on previous sales of restaurants, gains (losses) on the sale of surplus properties and a gain on the sale of three Company-operated restaurants to a franchisee.

Reorganization and Realignment Costs	2019		2018		2017
	Amount	Change	Amount	Change	Amount
IT realignment	$9.1	$9.1	$—	$—	$—
G&A realignment	7.8	(1.0)	8.8	(12.9)	21.7
System optimization initiative	0.1	(0.2)	0.3	(0.6)	0.9
	$17.0	$7.9	$9.1	$(13.5)	$22.6

In December 2019, the Company’s Board of Directors approved a plan to realign and reinvest resources in its IT organization to strengthen its ability to accelerate growth. During 2019, the Company recognized costs associated with this plan totaling $9.1 million, which primarily included (1) severance and related employee costs of $7.5 million and (2) third-party and other costs of $1.4 million.

In May 2017, the Company initiated a G&A realignment plan to further reduce its G&A expenses. In addition, the Company announced changes to its management and operating structure in May 2019. During 2019, the Company recognized costs associated with this plan totaling $7.8 million, which primarily included (1) severance and related employee costs of $5.5 million and (2) share-based compensation of $1.2 million. During 2018, the Company recognized costs associated with this plan totaling $8.8 million, which primarily included (1) severance and related employee costs of $3.8 million, (2) third-party and other costs of $2.4 million and (3) share-based compensation of $1.6 million. The Company does not expect to incur any additional material costs under the plan.

Impairment of Long-Lived Assets	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Impairment of long-lived assets	$7.0	$2.3	$4.7	$0.6	$4.1

The increase in impairment charges during 2019 was primarily driven by the Company’s decision to lease and/or sublease properties to franchisees in connection with the anticipated sale of Company-operated restaurants in New York to franchisees.

Other Operating Income, Net	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Gains on sales-type leases	$(2.3)	$(2.3)	$—	$—	$—
Lease buyout	(0.5)	(1.3)	0.8	2.2	(1.4)
Equity in earnings in joint ventures, net	(8.7)	(0.6)	(8.1)	(0.5)	(7.6)
Other, net	0.1	(0.7)	0.8	0.5	0.3
	$(11.4)	$(4.9)	$(6.5)	$2.2	$(8.7)

The change in other operating income, net during 2019 was primarily due to (1) gains on new and modified sales-type leases as a result of the new accounting guidance for leases, (2) lease buyout activity and (3) an increase in the equity in earnings from our TimWen real estate joint venture.

Interest Expense, Net	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Interest expense, net	$116.0	$(3.6)	$119.6	$1.5	$118.1

Interest expense, net decreased during 2019 primarily due to lower outstanding principal amounts of long-term debt, reflecting the impact of the completion of refinancing a portion of the Company’s securitized financing facility in June 2019.

Loss on Early Extinguishment of Debt	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Loss on early extinguishment of debt	$8.5	$(3.0)	$11.5	$11.5	$—

During the second quarter of 2019, in connection with the refinancing of a portion of the Company’s securitized financing facility, the Company incurred a loss on the early extinguishment of debt of $7.2 million resulting from the write-off of certain deferred financing costs. In addition, the Company recognized a loss on early extinguishment of debt of $1.3 million during the fourth quarter of 2019 due to the repurchase of a portion of the Company’s 7% debentures.

During the first quarter of 2018, in connection with the refinancing of a portion of the Company’s securitized financing facility, the Company incurred a loss on the early extinguishment of debt of $11.5 million resulting from the write-off of certain deferred financing costs and a specified make-whole payment.

Investment Income, Net	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Investment income, net	$25.6	$(425.1)	$450.7	$448.0	$2.7

Investment income, net decreased during 2019 due to the prior year $450.0 million gain recorded on the sale of the Company’s ownership interest in Inspire Brands in August 2018. This decrease was partially offset by a $25.0 million cash settlement related to a previously held investment received in October 2019, of which $24.4 million was recorded to investment income, net. See Note 8 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

Other Income, Net	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Other income, net	$7.8	$2.4	$5.4	$3.8	$1.6

Other income, net increased during 2019 primarily due to higher interest income earned on our cash equivalents.

(Provision for) Benefit from Income Taxes	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Income before income taxes	$171.5	$(403.4)	$574.9	$473.9	$101.0
(Provision for) benefit from income taxes	(34.6)	80.2	(114.8)	(207.8)	93.0
Effective tax rate on income	20.1%	0.1%	20.0%	112.1%	(92.1)%

The change in the provision for income taxes during 2019 was primarily due to lower income before income taxes during 2019, the majority of which resulted from the decrease in “Investment Income, Net” described above. The increase in the effective tax rate in 2019 resulted from (1) a reduction in the tax benefit related to share-based compensation, which resulted in a federal and state benefit totaling $6.9 million and $12.3 million in 2019 and 2018, respectively, and (2) an increase in our effective state tax rate due to the non-recurring favorable impact in 2018 from the sale of our ownership interest in Inspire Brands. These increases were partially offset by a $6.1 million benefit for the reduction in uncertain tax benefits in 2019, primarily related to a lapse of statute of limitations.

Segment Information

See Note 26 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Sales	$707.5	$55.9	$651.6	$28.8	$622.8
Franchise royalty revenue	355.7	20.2	335.5	8.7	326.8
Franchise fees	21.9	2.9	19.0	(18.1)	37.1
Advertising fund revenue	319.2	12.8	306.4	306.4	—
Total revenues	$1,404.3	$91.8	$1,312.5	$325.8	$986.7
Segment profit	$369.2	$13.7	$355.5	$(13.9)	$369.4

The increase in Wendy’s U.S. revenues during 2019 was primarily due to (1) a net increase in the number of restaurants in operation during 2019 compared to 2018 and (2) an increase in same-restaurant sales.

The increase in Wendy’s U.S. segment profit during 2019 was primarily due to higher revenues. This increase was partially offset by an increase in franchise support and other costs, reflecting the Company’s investments to support U.S. franchisees in preparation of the national launch of breakfast on March 2, 2020 and the purchase of digital scanning equipment for franchisees.

The increase in Wendy’s U.S. revenues during 2018 was primarily due to the full consolidation of the national advertising fund under the accounting guidance for revenue recognition effective January 1, 2018. Wendy’s U.S. revenues during 2018 were also positively impacted by (1) an increase in same-restaurant sales and (2) a net increase in the number of restaurants in operation during 2018 compared to 2017. These benefits were partially offset by a decrease in franchise fees due to facilitating fewer Franchise Flips and the related impact of the accounting guidance for revenue recognition effective January 1, 2018.

The decrease in Wendy’s U.S. segment profit during 2018 was primarily due to (1) an increase in franchise support and other costs resulting from providing information technology and other services to our franchisees and (2) a decrease in franchise fees. These items were partially offset by a decrease in employee compensation and related expenses, reflecting a decrease in incentive compensation accruals and changes in staffing driven by our G&A realignment plan.

Wendy’s International

	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Franchise royalty revenue	$45.0	$2.6	$42.4	$3.3	$39.1
Franchise fees	3.0	(2.6)	5.6	1.0	4.6
Advertising fund revenue	20.2	0.6	19.6	19.6	—
Total revenues	$68.2	$0.6	$67.6	$23.9	$43.7
Segment profit	$20.2	$(5.4)	$25.6	$1.8	$23.8

The increase in Wendy’s International revenues during 2019 was primarily due to (1) a net increase in the number of franchise restaurants in operation during 2019 compared to 2018 and (2) an increase in same-restaurant sales. These increases were largely offset by lower other miscellaneous franchise fees.

The decrease in Wendy’s International segment profit during 2019 was primarily due to higher general and administrative expenses, reflecting a higher provision for doubtful accounts on its international notes receivable from the Company’s joint venture in Brazil (the “Brazil JV”) and from a franchisee in India.

The increase in Wendy’s International revenues during 2018 was primarily due to the full consolidation of the national advertising fund under the accounting guidance for revenue recognition effective January 1, 2018. Wendy’s International revenues during 2018 were also positively impacted by (1) an increase in same-restaurant sales and (2) a net increase in the number of franchise restaurants in operation during 2018 compared to 2017.

The increase in Wendy’s International segment profit during 2018 was primarily due to an increase in franchise royalty revenue and fees. This impact was partially offset by an increase in general and administrative expenses, reflecting a higher provision for doubtful accounts on its international notes receivable from the Brazil JV.

Global Real Estate & Development

	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Franchise fees	$3.4	$(3.1)	$6.5	$3.6	$2.9
Franchise rental income	233.1	29.8	203.3	13.2	190.1
Total revenues	$236.5	$26.7	$209.8	$16.8	$193.0
Segment profit	$107.1	$(3.5)	$110.6	$15.8	$94.8
The increase in Global Real Estate & Development revenues during 2019 was primarily due to the adoption of new accounting guidance for leases. Under the new guidance, lessees’ payments to the Company for executory costs are recorded on a gross basis as revenue with a corresponding expense. This increase was partially offset by the impact of assigning certain leases to franchisees and lower other miscellaneous franchise fees.

The decrease in Global Real Estate & Development segment profit during 2019 was primarily due to lower other miscellaneous franchise fees and the impact of assigning certain leases to franchisees. This decrease was partially offset by gains on new and modified sales-type leases as a result of the new accounting guidance for leases.

The increase in Global Real Estate & Development revenues and segment profit during 2018 was primarily due to an increase in franchise rental income resulting from subleasing properties to franchisees in connection with facilitating Franchise Flips during 2017.

Consolidated Outlook for 2020

Sales

We expect sales at our Company-operated restaurants will be favorably impacted primarily by (1) the planned launch of breakfast across the U.S. system on March 2, 2020, (2) our “One More Visit, One More Dollar” strategy, which includes continuing core menu improvement, product innovation and strategic price increases on our menu items, (3) focused execution of operational excellence and (4) continued implementation of consumer-facing digital platforms and technologies. Sales are expected to be negatively impacted by the anticipated sale of certain Company-operated restaurants in New York to franchisees.

Franchise Royalty Revenue and Fees

We expect the sales trends for franchised restaurants to continue to be generally benefited by the factors described above under “Sales.” In addition, we expect franchise royalty revenue and fees will be favorably impacted by an increase in the number of franchise restaurants in operation due to new restaurant development and the anticipated sale of certain Company-operated restaurants in New York to franchisees.

Cost of Sales

We expect cost of sales, as a percent of sales, to be favorably impacted by the same factors described above under “Sales,” and to also benefit from productivity initiatives. We expect these favorable impacts on cost of sales, as a percent of sales, to be offset by higher restaurant labor due to increases in wages, as well as an increase in commodity costs.

Advertising Funds Revenue and Expense

We expect advertising funds expense will exceed advertising funds revenue as the Company plans to fund incremental advertising to support our planned expansion into the breakfast daypart across the U.S. system.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to shareholders.

Our anticipated cash requirements for 2020 exclusive of operating cash flow requirements consist principally of:

•	capital expenditures of approximately $75.0 million as discussed below in “Capital Expenditures;”

•	quarterly cash dividends aggregating up to approximately $107.1 million as discussed below in “Dividends;” and

•
stock repurchases of $28.8 million under our February 2019 authorization (after taking into consideration the entire initial purchase price under the 2019 ASR Agreement) and potential stock repurchases of up to $100.0 million under our February 2020 authorization as discussed below in “Stock Repurchases.”

In addition to the anticipated cash requirements above, the Company made a payment of $24.7 million related to the settlement of the financial institutions class action in January 2020 (see Note 23 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information). The Company also anticipates cash expenditures to fund incremental advertising to support our planned expansion into the breakfast daypart across the U.S. system.

Based upon current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	2019		2018		2017
	Amount	Change	Amount	Change	Amount
Net cash provided by (used in):
Operating activities	$288.9	$64.7	$224.2	$(14.6)	$238.8
Investing activities	(54.9)	(417.8)	362.9	455.1	(92.2)
Financing activities	(365.3)	(59.6)	(305.7)	(89.9)	(215.8)
Effect of exchange rate changes on cash	3.5	11.2	(7.7)	(13.8)	6.1
Net (decrease) increase in cash, cash equivalents and restricted cash	$(127.8)	(401.5)	$273.7	$336.8	$(63.1)

Operating Activities

Cash provided by operating activities was $288.9 million and $224.2 million in 2019 and 2018, respectively. Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities increased $64.7 million during 2019 as compared to 2018, primarily due to (1) a decrease in cash paid for income taxes, reflecting the payment of income taxes associated with the gain on sale of our remaining ownership interest in Inspire Brands during 2018, and (2) a decrease in payments for incentive compensation. These favorable changes were partially offset by (1) the timing of collections of royalty receivables and (2) the timing of payments for marketing expenses of the national advertising funds.

Investing Activities

Cash (used in) provided by investing activities was $(54.9) million and $362.9 million in 2019 and 2018, respectively. The change was primarily due to the proceeds from the sale of our remaining ownership interest in Inspire Brands during 2018 of $450.0 million, partially offset by (1) a cash settlement received during 2019 related to a previously held investment of $24.4 million and (2) a decrease in cash used for the Company’s acquisition of restaurants from franchisees of $16.3 million.

Financing Activities

Cash used in financing activities was $365.3 million and $305.7 million in 2019 and 2018, respectively. The change was primarily due to (1) a net increase in cash used for long-term debt activities of $86.8 million, reflecting the respective impacts of the completion of debt refinancing transactions during 2019 and 2018, (2) an increase in dividends of $15.8 million and (3) a decrease in proceeds from stock option exercises, net of payments related to tax withholding for share-based compensation, of $13.9 million. These changes were partially offset by (1) a decrease in repurchases of common stock of $52.0 million and (2) the settlement of a supplemental purchase price liability associated with the acquisition of 140 Wendy’s restaurants from DavCo Restaurants, LLC of $6.3 million during 2018.

Capitalization

	Year End
	2019	2018
Long-term debt, including current portion	$2,280.3	$2,328.8
Stockholders’ equity	516.4	648.4
	$2,796.7	$2,977.2

The Company’s total capitalization at December 29, 2019 decreased $180.5 million from December 30, 2018 and was impacted principally by the following:

•	stock repurchases, including the 2019 ASR Agreement, of $217.8 million;

•	dividends paid of $96.4 million; and

•
a net decrease in long-term debt, including current portion and unamortized debt issuance costs, of $48.5 million, primarily resulting from the completion of a refinancing transaction during the second quarter of 2019; partially offset by

•	comprehensive income of $144.8 million; and

•	treasury share issuances of $34.0 million for exercises and vesting of share-based compensation awards.

Long-Term Debt, Including Current Portion

Year End
2019
Series 2019-1 Class A-2-I Notes	$398.0
Series 2019-1 Class A-2-II Notes	447.8
Series 2018-1 Class A-2-I Notes	441.0
Series 2018-1 Class A-2-II Notes	465.5
Series 2015-1 Class A-2-III Notes	478.7
7% debentures	82.8
Unamortized debt issuance costs	(33.5)
Total long-term debt, including current portion	$2,280.3

Except as described below, there were no material changes to the terms of any debt obligations since December 30, 2018. The Company was in compliance with its debt covenants as of December 29, 2019. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information related to our long-term debt obligations.

In June 2019, Wendy’s Funding, LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of the Company, completed a refinancing transaction under which the Master Issuer issued fixed rate senior secured notes in the following 2019-1 series: Class A-2-I with an interest rate of 3.783% and initial principal amount of $400.0 million and Class A-2-II with an interest rate of 4.080% and initial principal amount of $450.0 million (collectively, the “Series 2019-1 Class A-2 Notes”). The net proceeds from the issuance of the Series 2019-1 Class A-2 Notes were used, together with cash from the Company’s balance sheet, to repay in full the Master Issuer’s outstanding Series 2015-1 Class A-2-II Notes.

In connection with the issuance of the Series 2019-1 Class A-2 Notes, the Master Issuer also entered into a revolving financing facility of Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2019-1 Class A-1 Notes”), which allows for the drawing of up to $150.0 million using various credit instruments, including a letter of credit facility. No amounts were outstanding under the Series 2019-1 Class A-1 Notes as of December 29, 2019. In connection with the issuance of the Series 2019-1 Class A-1 Notes, the Master Issuer terminated the commitments with respect to its existing $150.0 million Series 2018-1 Class A-1 Notes.

In December 2019, Wendy’s repurchased $10.0 million in principal of its 7% debentures for $10.6 million, including a premium of $0.5 million and transaction fees of $0.1 million.

We may from time to time seek to repurchase additional portions of our outstanding long-term debt, including our 7% debentures and/or our senior secured notes, through open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  Whether or not to repurchase any debt and the size and timing of any such repurchases will be determined at our discretion.

Contractual Obligations

The following table summarizes the expected payments under our outstanding contractual obligations at December 29, 2019:

	Fiscal Years
	2020	2021-2022	2023-2024	After 2024	Total
Long-term debt obligations (a)	$118.7	$234.7	$230.8	$2,387.6	$2,971.8
Finance lease obligations (b)	50.1	101.5	106.3	704.1	962.0
Operating lease obligations (c)	90.3	179.7	178.8	938.4	1,387.2
Purchase obligations (d)	73.4	102.6	78.9	21.1	276.0
Other	12.1	1.5	—	—	13.6
Total (e)	$344.6	$620.0	$594.8	$4,051.2	$5,610.6
_______________

(a)	The table includes interest of approximately $650.8 million. These amounts exclude the fair value adjustment related to Wendy’s 7% debentures assumed in the Wendy’s Merger.

(b)	Includes interest of approximately $470.2 million.

(c)	Includes interest of approximately $445.7 million.

(d)
Includes purchase obligations related to (1) the Company’s arrangement with a third-party global IT consultant and (2) the remaining beverage purchase requirement under a beverage agreement. Also includes other purchase obligations related primarily to marketing and information technology.

(e)	Excludes obligation for unrecognized tax benefits, including interest and penalties, of $23.4 million. We are unable to predict when and if cash payments will be required.

Capital Expenditures

In 2019, cash capital expenditures amounted to $74.5 million. In 2020, we expect that cash capital expenditures will amount to approximately $75.0 million, principally relating to (1) technology investments, including consumer-facing digital technology, (2) the opening of new Company-operated restaurants, (3) maintenance capital expenditures for our Company-operated restaurants, (4) reimaging existing Company-operated restaurants and (5) various other capital projects. As of December 29, 2019, the Company had $6.0 million of outstanding commitments, included in “Accounts payable,” for capital expenditures expected to be paid in 2020.

Dividends

The Company paid quarterly cash dividends of $0.10 per share on its common stock aggregating $69.3 million in the first three quarters of 2019. In the fourth quarter of 2019, the Company paid a quarterly cash dividend of $0.12 per share on its common stock aggregating $27.1 million. During the first quarter of 2020, the Company declared a dividend of $0.12 per share on its common stock to be paid on March 16, 2020 to shareholders of record as of March 2, 2020. If the Company pays regular quarterly cash dividends for the remainder of 2020 at the same rate as declared in the first quarter of 2020, the Company’s total cash requirement for dividends for all of 2020 would be approximately $107.1 million based on the number of shares of its common stock outstanding at February 18, 2020. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

The following table summarizes the Company’s repurchases of common stock for 2019, 2018 and 2017:

	Year Ended
	2019	2018	2017
Repurchases of common stock (a) (b)	$202.7	$270.2	$127.4
Number of shares repurchased	10.2	15.8	8.6
_______________

(a)	Excludes commissions of $0.1 million, $0.2 million and $0.1 million for 2019, 2018 and 2017, respectively.

(b)	2019 includes repurchases of $85.0 million under the 2019 ASR Agreement, representing 85% of the initial purchase price of $100.0 million.

In February 2019, our Board of Directors authorized a repurchase program for up to $225.0 million of our common stock through March 1, 2020, when and if market conditions warranted and to the extent legally permissible. In connection with the February 2019 authorization, the remaining portion of the Company’s previous November 2018 repurchase authorization for up to $220.0 million of our common stock was canceled. In November 2019, the Company entered into the 2019 ASR Agreement with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase program. Under the 2019 ASR Agreement, the Company paid the financial institution an initial purchase price of $100.0 million in cash and received an initial delivery of 4.1 million shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2019 ASR Agreement. In February 2020, the Company completed the 2019 ASR Agreement and received an additional 0.6 million shares of common stock. The total number of shares of common stock ultimately purchased by the Company under the 2019 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2019 ASR Agreement, less an agreed upon discount. In total 4.7 million shares were delivered under the 2019 ASR Agreement at an average purchase price of $21.37 per share.

In addition to the shares repurchased in connection with the 2019 ASR Agreement, during 2019, the Company repurchased 6.1 million shares under the November 2018 and February 2019 authorizations referenced above with an aggregate purchase price of $117.7 million, of which $1.8 million was accrued at December 29, 2019, and excluding commissions of $0.1 million. As of December 29, 2019, the Company had $43.8 million of availability remaining under its February 2019 authorization. Subsequent to December 29, 2019 through February 18, 2020, the Company repurchased 1.3 million shares with an aggregate purchase price of $28.8 million, excluding commissions. After taking into consideration these repurchases, with the completion of the 2019 ASR Agreement in February 2020 described above, the Company completed its February 2019 authorization.

In February 2020, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warrant and to the extent legally permissible.

In February 2018, our Board of Directors authorized a repurchase program for up to $175.0 million of our common stock through March 3, 2019, when and if market conditions warranted and to the extent legally permissible. In November 2018, our Board of Directors approved an additional share repurchase program for up to $220.0 million of our common stock through December 27, 2019, when and if market conditions warranted and to the extent legally permissible. In November 2018, the Company entered into an accelerated share repurchase agreement (the “2018 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase programs. Under the 2018 ASR Agreement, the Company paid the financial institution an initial purchase price of $75.0 million in cash and received an initial delivery of 3.6 million shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2018 ASR Agreement. In December 2018, the Company completed the 2018 ASR Agreement and received an additional 0.7 million shares of common stock. The total number of shares of common stock ultimately purchased by the Company under the 2018 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2018 ASR Agreement, less an agreed upon discount. In addition to the shares repurchased in connection with the 2018 ASR Agreement, during 2018, the Company repurchased 10.1 million shares under the February 2018 and November 2018 authorizations with an aggregate purchase price of $172.6 million, of which $1.8 million was accrued at December 30, 2018, and excluding commissions of $0.1 million.

In February 2017, our Board of Directors authorized a repurchase program for up to $150.0 million of our common stock through March 4, 2018, when and if market conditions warranted and to the extent legally permissible. During 2017, the Company repurchased 8.6 million shares under the February 2017 authorization with an aggregate purchase price of $127.4 million, of which $1.3 million was accrued at December 31, 2017 and excluding commissions of $0.1 million. The Company completed the February 2017 authorization during 2018 with the repurchase of 1.4 million shares with an aggregate purchase price of $22.6 million, excluding commissions.

Guarantees and Other Contingencies

Year End
2019
Lease guarantees (a)	$75.6
Letters of credit (b)	25.1
Total	$100.7
_______________

(a)
Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees. These leases extend through 2056.

(b)
The Company has outstanding letters of credit with various parties. The Company does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

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

We elected to perform the two-step quantitative goodwill impairment test in the fourth quarter of 2019. As of the date of the goodwill impairment test, Wendy’s included two reporting units, which were comprised of our (1) North America (defined as the United States and Canada) Company-operated and franchise restaurants and (2) international franchise restaurants. All of Wendy’s goodwill of $755.9 million was associated with its North America restaurants as of the date of the goodwill impairment test since its international franchise restaurants goodwill was determined to be fully impaired during the fourth quarter of 2013. Our assessment of goodwill of our North America restaurants indicated that there had been no impairment and the fair value of this reporting unit of $8,261.2 million was approximately 270% in excess of its carrying value.

As discussed in Note 26 of the Financial Statements and Supplementary Data contained in Item 8 herein, the realignment of our management and operating structure during 2019 resulted in a change in our reporting units as of December 29, 2019. As a result of the change, Wendy’s now includes five reporting units for purposes of the goodwill impairment test, which are comprised of its (1) U.S. Company-operated and franchise restaurants, (2) Canada franchise restaurants, (3) Latin America and Caribbean franchise restaurants, (4) Asia Pacific, Europe, Middle East and Africa franchise restaurants and (5) global real estate and development operations. We allocated goodwill to the new reporting units using a relative fair value approach. See Note 10 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information.

Our indefinite-lived intangible assets represent trademarks and totaled $903.0 million as of December 29, 2019. We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Our annual impairment test may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. Our quantitative process includes comparing the carrying value to the fair value of our indefinite-lived intangible assets, with any excess recognized as an impairment loss. Our critical estimates in the determination of the fair value of our indefinite-lived intangible assets include the anticipated future revenues of Company-operated and franchised restaurants and the resulting cash flows.

We elected to perform a quantitative indefinite-lived intangible asset impairment test in the fourth quarter of 2019, which indicated that there had been no impairment.

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

As of December 29, 2019, the total net carrying value of our long-lived tangible and definite-lived intangible assets was $2,378.6 million. Our long-lived assets include (1) properties and related definite-lived intangible assets (e.g., favorable leases) that are leased and/or subleased to franchisees, (2) Company-operated restaurant assets and related definite-lived intangible assets, which include reacquired rights under franchise agreements, and (3) finance and operating lease assets.

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

Net operating loss and credit carryforwards are subject to various limitations and carryforward periods. As of December 29, 2019, we have foreign tax credits of $14.4 million and state tax credits of $0.6 million, which will begin to expire in 2022 and 2020, respectively. In addition, as of December 29, 2019, we have deferred tax assets for foreign net operating loss carryforwards of $0.04 million and state and local net operating loss carryforwards of $44.6 million, which will begin to expire in 2023 and 2020, respectively. We believe it is more likely than not that the benefit from certain net operating loss carryforwards and tax credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $45.2 million.

•	Income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. We have unrecognized tax benefits of $22.3 million, which if resolved favorably would reduce our tax expense by $18.0 million at December 29, 2019.

We accrue interest related to uncertain tax positions in “Interest expense, net” and penalties in “General and administrative.” At December 29, 2019, we had $0.9 million accrued for interest and $0.1 million accrued for penalties.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our U.S. federal income tax returns for fiscal years 2009 through 2017 have been settled. Certain of the Company’s state income tax returns from its 2016 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

•	Legal and environmental accruals:

We are involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. We believe we have adequate accruals for continuing operations for all of our legal and environmental matters. See Note 11 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information on such accruals. We cannot estimate the aggregate possible range of loss for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. We review our assumptions and estimates each quarter based on new developments, changes in applicable law and other relevant factors and revise our accruals accordingly.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policies prohibit the use of derivative instruments for trading purposes and we had no outstanding derivative instruments as of December 29, 2019.

Our long-term debt, including the current portion, aggregated $2,321.0 million as of December 29, 2019 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases under its Series 2019-1 Class A-1 Notes; however, the Company had no outstanding borrowings under the Series 2019-1 Class A-1 Notes as of December 29, 2019. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information on the Company’s debt structure and its securitized financing facility.

Commodity Price Risk

We purchase certain food products, such as beef, chicken, pork, cheese and grains, that are affected by changes in commodity prices and, as a result, we are subject to variability in our food costs. QSCC, our independent supply chain purchasing co-op, negotiates contracts with approved suppliers on behalf of the Wendy’s system in the U.S. and Canada to ensure favorable pricing for its major food products, as well as maintain an adequate supply of fresh food products. While price volatility can occur, which would impact profit margins, the purchasing contracts seek to limit the variability of these commodity costs without establishing any firm purchase commitments by us or our franchisees. In addition, we believe that alternative suppliers are generally available. Our ability to recover increased commodity costs through higher pricing is, at times, limited by the competitive environment in which we operate.

Foreign Currency Risk

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We have exposure related to our investment in a Canadian subsidiary which is subject to foreign currency fluctuations. The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars. Revenues from our Canadian operations for the year ended December 29, 2019 represented 5% of our total revenues. Accordingly, an immediate 10% change in Canadian dollar exchange rates versus the U.S. dollar from their levels at December 29, 2019 would not have a material effect on our consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

THE WENDY’S COMPANY AND SUBSIDIARIES

Defined Term	Footnote Where Defined
2010 Plan	(16)	Share-Based Compensation
2018 ASR Agreement	(15)	Stockholders’ Equity
2019 ASR Agreement	(15)	Stockholders’ Equity
401(k) Plan	(19)	Retirement Benefit Plans
Advertising Funds	(1)	Summary of Significant Accounting Policies
Arby’s	(8)	Investments
ARG Parent	(8)	Investments
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Brazil JV	(1)	Summary of Significant Accounting Policies
CAP	(14)	Income Taxes
Caracci Case	(23)	Legal and Environmental Matters
Class A-1 Notes	(12)	Long-Term Debt
Class A-2 Notes	(12)	Long-Term Debt
Company	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
DavCo	(3)	System Optimization (Gains) Losses, Net
DavCo and NPC Transactions	(3)	System Optimization (Gains) Losses, Net
EBITDA	(26)	Segment Information
Eligible Arby’s Employees	(19)	Retirement Benefit Plans
Equity Plans	(1)	Summary of Significant Accounting Policies
FASB	(1)	Summary of Significant Accounting Policies
FI Case	(23)	Legal and Environmental Matters
Fountain Beverages	(21)	Guarantees and Other Commitments and Contingencies
Franchise Flip	(1)	Summary of Significant Accounting Policies
G&A	(5)	Reorganization and Realignment Costs
GAAP	(1)	Summary of Significant Accounting Policies
GILTI	(14)	Income Taxes
Graham Case	(23)	Legal and Environmental Matters
Indenture	(12)	Long-Term Debt
Inspire Brands	(8)	Investments
IRS	(14)	Income Taxes
IT	(5)	Reorganization and Realignment Costs
Master Issuer	(12)	Long-Term Debt
NPC	(3)	System Optimization (Gains) Losses, Net
QSCC	(22)	Transactions with Related Parties
Rent Holiday	(1)	Summary of Significant Accounting Policies
Restricted Shares	(16)	Share-Based Compensation
ROU	(1)	Summary of Significant Accounting Policies
RSAs	(1)	Summary of Significant Accounting Policies
RSUs	(1)	Summary of Significant Accounting Policies
Securitization Entities	(12)	Long-Term Debt
Senior Notes	(12)	Long-Term Debt
SERP	(19)	Retirement Benefit Plans
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Target	(16)	Share-Based Compensation

Defined Term	Footnote Where Defined
Tax Act	(14)	Income Taxes
The Wendy’s Company	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
Torres Case	(23)	Legal and Environmental Matters
U.S.	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies
Wendy’s Co-op	(22)	Transactions with Related Parties
Wendy’s Funding	(12)	Long-Term Debt
Wendy’s Merger	(8)	Investments
Wendy’s Restaurants	(1)	Summary of Significant Accounting Policies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Wendy’s Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Wendy’s Company and subsidiaries (the “Company”) as of December 29, 2019 and December 30, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 29, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, during 2019, the Company adopted the Financial Accounting Standards Board’s (FASB) new standard related to leases using the modified retrospective approach, and during 2018, the Company adopted the FASB’s new standard related to revenue using the modified retrospective approach.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Leases - Refer to Notes 1 and 20 to the financial statements

Critical Audit Matter Description

The Company operates certain restaurants that are located on sites leased by the Company from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment.

The Company adopted ASC 842, Leases, on December 31, 2018, and recognized operating lease liabilities of $1.0 billion based on the present value of the remaining minimum rental payments discounted using the incremental borrowing rate, with corresponding right-of-use assets of $934.0 million. In accordance with ASC 842, management makes certain significant estimates and assumptions regarding each new lease and sublease agreement, renewal and amendment, including, but not limited to, property values, market rents, property lives, discount rates and probable term, all of which can impact (1) the classification and accounting for a lease or sublease as operating or finance, including sales-type and direct financing, (2) the rent holiday and escalations in payment that are taken into consideration when calculating straight-line rent, (3) the term over which leasehold improvements for each restaurant are amortized and (4) the values and lives of adjustments to the initial right-of-use asset where the Company is the lessee, or favorable and unfavorable leases where the Company is the lessor. The amount of depreciation and amortization, interest and rent expense and income reported would vary if different estimates and assumptions were used.

We identified the adoption of ASC 842 and evaluation of new or modified leases as a critical audit matter because of the significant estimates and assumptions made by management, which impacted the recognition and ongoing accounting for leases. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists when performing audit procedures to evaluate the reasonableness of management’s significant estimates and assumptions.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the adoption of ASC 842 and the significant estimates and assumptions made by management for leases included the following procedures, among others:

•	We tested the effectiveness of controls over lease accounting, including those over the adoption of ASC 842 and evaluation of new or modified leases.

•	We evaluated the Company’s lessee and lessor lease accounting policies.

•	We selected a sample of existing operating leases at the adoption date and recalculated the initial measurement of the lease liability and right of use asset.

•	We selected a sample of new and modified leases and performed the following:

•	Read the terms of the contract and evaluated whether the contract meets the definition of a lease.

•	Evaluated whether the Company properly identified the lease and non-lease components, if any, in the contract.

•	Evaluated the Company’s determination of lease payments, based on the terms of the lease contract.

•	Evaluated the Company’s determination of the lease term, which required consideration of which option periods are reasonably certain to be exercised.

•
Evaluated whether the lease is appropriately classified and recorded within the financial statements as an operating or financing lease when the Company is the lessee, or as an operating, direct financing or sales-type lease when the Company is the lessor.

•	Recalculated the initial and subsequent measurement of the lease.

•	With the assistance of fair value specialists, we evaluated the reasonableness of the Company’s lease-related valuations by:

•	Assessing the Company’s valuation methodology.

•	Evaluating the reasonableness of significant valuation inputs, including underlying source information such as comparable market data and property lives.

•	Assessing the reasonableness of significant business assumptions, including projected store sales and contract rents.

•	Testing the mathematical accuracy of the Company’s valuation model calculations.

•	With the assistance of fair value specialists, we evaluated the reasonableness of the discount rates by:

•	Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation.

•	Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 26, 2020

We have served as the Company’s auditor since 1994.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	December 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$300,195	$431,405
Restricted cash	34,539	29,860
Accounts and notes receivable, net	117,461	109,805
Inventories	3,891	3,687
Prepaid expenses and other current assets	15,585	14,452
Advertising funds restricted assets	82,376	76,509
Total current assets	554,047	665,718
Properties	977,000	1,023,267
Finance lease assets	200,144	189,969
Operating lease assets	857,199	—
Goodwill	755,911	747,884
Other intangible assets	1,247,212	1,294,153
Investments	45,949	47,660
Net investment in sales-type and direct financing leases	256,606	226,477
Other assets	100,461	96,907
Total assets	$4,994,529	$4,292,035

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$22,750	$23,250
Current portion of finance lease liabilities	11,005	8,405
Current portion of operating lease liabilities	43,775	—
Accounts payable	22,701	21,741
Accrued expenses and other current liabilities	165,272	150,636
Advertising funds restricted liabilities	84,195	80,153
Total current liabilities	349,698	284,185
Long-term debt	2,257,561	2,305,552
Long-term finance lease liabilities	480,847	447,231
Long-term operating lease liabilities	897,737	—
Deferred income taxes	270,759	269,160
Deferred franchise fees	91,790	92,232
Other liabilities	129,778	245,226
Total liabilities	4,478,170	3,643,586
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 224,889 and 231,233 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,874,001	2,884,696
Retained earnings	185,725	146,277
Common stock held in treasury, at cost; 245,535 and 239,191 shares, respectively	(2,536,581)	(2,367,893)
Accumulated other comprehensive loss	(53,828)	(61,673)
Total stockholders’ equity	516,359	648,449
Total liabilities and stockholders’ equity	$4,994,529	$4,292,035

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Revenues:
Sales	$707,485	$651,577	$622,802
Franchise royalty revenue and fees	428,999	409,043	410,503
Franchise rental income	233,065	203,297	190,103
Advertising funds revenue	339,453	326,019	—
	1,709,002	1,589,936	1,223,408
Costs and expenses:
Cost of sales	597,530	548,588	517,935
Franchise support and other costs	43,686	25,203	16,325
Franchise rental expense	123,929	91,104	88,015
Advertising funds expense	338,116	321,866	—
General and administrative	200,206	217,489	203,593
Depreciation and amortization	131,693	128,879	125,687
System optimization (gains) losses, net	(1,283)	(463)	39,076
Reorganization and realignment costs	16,965	9,068	22,574
Impairment of long-lived assets	6,999	4,697	4,097
Other operating income, net	(11,418)	(6,387)	(8,652)
	1,446,423	1,340,044	1,008,650
Operating profit	262,579	249,892	214,758
Interest expense, net	(115,971)	(119,618)	(118,059)
Loss on early extinguishment of debt	(8,496)	(11,475)	—
Investment income, net	25,598	450,736	2,703
Other income, net	7,771	5,381	1,617
Income before income taxes	171,481	574,916	101,019
(Provision for) benefit from income taxes	(34,541)	(114,801)	93,010
Net income	$136,940	$460,115	$194,029

Net income per share:
Basic	$.60	$1.93	$.79
Diluted	.58	1.88	.77

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017

Net income	$136,940	$460,115	$194,029
Other comprehensive income (loss), net:
Foreign currency translation adjustment	7,845	(16,524)	15,150
Change in unrecognized pension loss:
Unrealized gains arising during the period	—	156	156
Income tax provision	—	(39)	(60)
Final settlement of pension liability	—	932	—
	—	1,049	96
Effect of cash flow hedges:
Reclassification of losses into Net income	—	—	2,894
Income tax provision	—	—	(1,097)
	—	—	1,797
Other comprehensive income (loss), net	7,845	(15,475)	17,043
Comprehensive income	$144,785	$444,640	$211,072

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2017	$47,042	$2,878,589	$(290,857)	$(2,043,797)	$(63,241)	527,736
Net income	—	—	194,029	—	—	194,029
Other comprehensive income, net	—	—	—	—	17,043	17,043
Cash dividends	—	—	(68,322)	—	—	(68,322)
Repurchases of common stock	—	—	—	(127,490)	—	(127,490)
Share-based compensation	—	20,928	—	—	—	20,928
Common stock issued upon exercises of stock options	—	(3,959)	—	16,655	—	12,696
Common stock issued upon vesting of restricted shares	—	(9,683)	—	4,186	—	(5,497)
Cumulative effect of change in accounting principle	—	—	1,880	—	—	1,880
Other	—	80	(19)	139	—	200
Balance at December 31, 2017	47,042	2,885,955	(163,289)	(2,150,307)	(46,198)	573,203
Net income	—	—	460,115	—	—	460,115
Other comprehensive loss, net	—	—	—	—	(15,475)	(15,475)
Cash dividends	—	—	(80,532)	—	—	(80,532)
Repurchases of common stock, including accelerated share repurchase	—	—	—	(270,377)	—	(270,377)
Share-based compensation	—	17,918	—	—	—	17,918
Common stock issued upon exercises of stock options	—	(9,582)	—	48,401	—	38,819
Common stock issued upon vesting of restricted shares	—	(9,711)	—	4,280	—	(5,431)
Cumulative effect of change in accounting principle	—	—	(70,210)	—	—	(70,210)
Other	—	116	193	110	—	419
Balance at December 30, 2018	47,042	2,884,696	146,277	(2,367,893)	(61,673)	648,449
Net income	—	—	136,940	—	—	136,940
Other comprehensive income, net	—	—	—	—	7,845	7,845
Cash dividends	—	—	(96,364)	—	—	(96,364)
Repurchases of common stock, including accelerated share repurchase	—	(15,000)	—	(202,771)	—	(217,771)
Share-based compensation	—	18,676	—	—	—	18,676
Common stock issued upon exercises of stock options	—	(808)	—	28,944	—	28,136
Common stock issued upon vesting of restricted shares	—	(13,677)	—	5,050	—	(8,627)
Cumulative effect of change in accounting principle	—	—	(1,105)	—	—	(1,105)
Other	—	114	(23)	89	—	180
Balance at December 29, 2019	$47,042	$2,874,001	$185,725	$(2,536,581)	$(53,828)	$516,359

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Cash flows from operating activities:
Net income	$136,940	$460,115	$194,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	131,693	128,879	125,687
Share-based compensation	18,676	17,918	20,928
Impairment of long-lived assets	6,999	4,697	4,097
Deferred income tax	837	(6,568)	(119,330)
Non-cash rental expense (income), net	28,202	(17,043)	(11,822)
Change in operating lease liabilities	(41,911)	—	—
Net (recognition) receipt of deferred vendor incentives	(501)	139	1,901
System optimization (gains) losses, net	(1,283)	(463)	39,076
Gain on sale of investments, net	(24,496)	(450,000)	(2,570)
Distributions received from TimWen joint venture	13,400	13,390	11,713
Equity in earnings in joint ventures, net	(8,673)	(8,076)	(7,573)
Long-term debt-related activities, net (see below)	15,317	18,673	12,075
Other, net	(4,838)	5,178	1,253
Changes in operating assets and liabilities:
Accounts and notes receivable, net	16,935	13,226	(17,340)
Inventories	(163)	(434)	(305)
Prepaid expenses and other current assets	(1,569)	6,824	(3,488)
Advertising funds restricted assets and liabilities	(2,720)	13,955	(12,230)
Accounts payable	1,054	(145)	(2,290)
Accrued expenses and other current liabilities	5,034	23,963	4,982
Net cash provided by operating activities	288,933	224,228	238,793
Cash flows from investing activities:
Capital expenditures	(74,453)	(69,857)	(81,710)
Acquisitions	(5,052)	(21,401)	(86,788)
Dispositions	3,448	3,223	81,516
Proceeds from sale of investments	24,496	450,000	4,111
Notes receivable, net	(3,370)	959	(9,000)
Payments for investments	—	(13)	(375)
Net cash (used in) provided by investing activities	(54,931)	362,911	(92,246)
Cash flows from financing activities:
Proceeds from long-term debt	850,000	934,837	31,130
Repayments of long-term debt	(899,800)	(894,501)	(52,593)
Repayments of finance lease liabilities	(6,835)	(5,571)	(5,520)
Deferred financing costs	(14,008)	(17,340)	(1,424)
Repurchases of common stock, including accelerated share repurchase	(217,797)	(269,809)	(126,231)
Dividends	(96,364)	(80,532)	(68,322)
Proceeds from stock option exercises	28,328	45,228	12,884
Payments related to tax withholding for share-based compensation	(8,820)	(11,805)	(5,721)
Contingent consideration payment	—	(6,269)	—
Net cash used in financing activities	(365,296)	(305,762)	(215,797)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(131,294)	281,377	(69,250)
Effect of exchange rate changes on cash	3,489	(7,689)	6,125
Net (decrease) increase in cash, cash equivalents and restricted cash	(127,805)	273,688	(63,125)
Cash, cash equivalents and restricted cash at beginning of period	486,512	212,824	275,949
Cash, cash equivalents and restricted cash at end of period	$358,707	$486,512	$212,824

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Detail of cash flows from operating activities:
Long-term debt-related activities, net:
Loss on early extinguishment of debt	$8,496	$11,475	$—
Accretion of long-term debt	1,272	1,255	1,237
Amortization of deferred financing costs	5,549	5,943	7,944
Reclassification of unrealized losses on cash flow hedges	—	—	2,894
	$15,317	$18,673	$12,075

Supplemental cash flow information:
Cash paid for:
Interest	$138,270	$137,607	$128,989
Income taxes, net of refunds	34,798	102,827	29,311

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$6,026	$6,460	$5,810
Finance leases	50,061	6,569	276,971

	December 29, 2019	December 30, 2018	December 31, 2017
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$300,195	$431,405	$171,447
Restricted cash	34,539	29,860	32,633
Restricted cash, included in Advertising funds restricted assets	23,973	25,247	8,579
Restricted cash, included in Other assets	—	—	165
Total cash, cash equivalents and restricted cash	$358,707	$486,512	$212,824

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

Corporate Structure

The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s franchises and operates Wendy’s quick-service restaurants specializing in hamburger sandwiches throughout the United States of America (“U.S.”) and also franchises Wendy’s quick-service restaurants in 30 foreign countries and U.S. territories. At December 29, 2019, Wendy’s operated and franchised 357 and 6,431 restaurants, respectively.

As a result of the realignment of our management and operating structure during 2019 as discussed in Note 5, the Company adopted a new segment reporting structure beginning in the fourth quarter of 2019. As part of this new structure, the Company made the following changes: (1) it combined its Canadian business with its International segment and (2) it separated its real estate and development operations into its own segment. The Company is now comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Certain prior period financial information has been revised to align with the new segment reporting structure. See Note 26 for further information.

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

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 29, 2019” or “2019,” (2) “the year ended December 30, 2018” or “2018” and (3) “the year ended December 31, 2017” or “2017,” all of which consisted of 52 weeks.

Reclassifications

Certain balance sheet reclassifications have been made to the prior year presentation to conform to the current year presentation. See “New Accounting Standards Adopted” below for further information.

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

Restricted Cash

In accordance with the Company’s securitized financing facility, certain cash accounts have been established with the trustee for the benefit of the trustee and the noteholders and are restricted in their use. Such restricted cash primarily represents cash

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Company’s senior secured notes. Restricted cash also includes cash collected by the Company’s national advertising funds for the U.S. and Canada (the “Advertising Funds”), usage of which is restricted for advertising activities. Refer to Note 7 for further information.

Accounts and Notes Receivable, Net

Accounts and notes receivable, net, consist primarily of royalties, rents, property taxes and franchise fees due principally from franchisees, credit card receivables, insurance receivables and refundable income taxes. The need for an allowance for doubtful accounts is reviewed on a specific identification basis based upon past due balances and the financial strength of the obligor.

Inventories

The Company’s inventories are stated at the lower of cost or net realizable value, with cost determined in accordance with the first-in, first-out method and consist primarily of restaurant food items and paper supplies.

Properties and Depreciation and Amortization

Properties are stated at cost, including capitalized internal costs of employees to the extent such employees are dedicated to specific restaurant construction projects, less accumulated depreciation and amortization. Depreciation and amortization of properties is computed principally on the straight-line basis using the following estimated useful lives of the related major classes of properties: 3 to 20 years for office and restaurant equipment (including technology), 3 to 15 years for transportation equipment and 7 to 30 years for buildings and improvements. When the Company commits to a plan to cease using certain properties before the end of their estimated useful lives, depreciation expense is accelerated to reflect the use of the assets over their shortened useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising.

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

Goodwill

Goodwill, representing the excess of the cost of an acquired entity over the fair value of the acquired net assets, is not amortized. Goodwill associated with our Company-operated restaurants is reduced as a result of restaurant dispositions based on the relative fair values and is included in the carrying value of the restaurant in determining the gain or loss on disposal. If a Company-operated restaurant is sold within two years of being acquired from a franchisee, the goodwill associated with the acquisition is written off in its entirety. Goodwill has been assigned to reporting units for purposes of impairment testing.  The Company tests goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Our annual impairment test of goodwill may be completed through a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount.  If we elect to bypass the qualitative assessment for any reporting units, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a two-step quantitative goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and we must perform step two of the impairment test (measurement).  Step two of the impairment test, if necessary, requires the estimation of the fair value for the assets and liabilities of a reporting unit in order to calculate the implied fair value of the reporting unit’s goodwill.  If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

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

Impairment of Long-Lived Assets

Our long-lived assets include (1) properties and related definite-lived intangible assets (e.g., favorable leases) that are leased and/or subleased to franchisees, (2) Company-operated restaurant assets and related definite-lived intangible assets, which include reacquired rights under franchise agreements, and (3) finance and operating lease assets.

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

Other Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis using the following estimated useful lives of the related classes of intangibles: for favorable leases, the terms of the respective leases, including periods covered by renewal options that the Company as lessee is reasonably assured of exercising; 1 to 5 years for computer software; 4 to 20 years for reacquired rights under franchise agreements; and 20 years for franchise agreements. Trademarks have an indefinite life and are not amortized.

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

Investments

The Company has a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand (Tim Hortons is a registered trademark of Tim Hortons USA Inc.). In addition, the Company has a 20% share in a joint venture in Brazil (the “Brazil JV”). The Company has significant influence over these investees. Such investments are accounted for using the equity method, under which our results of operations include our share of the income (loss) of the investees in “Other operating income, net.” Other investments in equity securities, including investments in limited partnerships, in which the Company does not have significant influence, and for which there is not a readily determinable fair value, are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Realized gains and losses are reported as income or loss in the period in which the securities are sold or otherwise disposed. Cash distributions and dividends received that are determined to be returns of capital are recorded as a reduction of the carrying value of our investments and returns on our investments are recorded to “Investment income, net.”

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

Foreign Currency Translation

The Company’s primary foreign operations are in Canada where the functional currency is the Canadian dollar. Financial statements of foreign subsidiaries are prepared in their functional currency and then translated into U.S. dollars. Assets and liabilities are translated at the exchange rate as of the balance sheet date and revenues, costs and expenses are translated at a monthly average exchange rate. Net gains or losses resulting from the translation are recorded to the “Foreign currency translation adjustment” component of “Accumulated other comprehensive loss.” Gains and losses arising from the impact of foreign currency exchange rate fluctuations on transactions in foreign currency are included in “General and administrative.”

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

In connection with the sale of Company-operated restaurants to franchisees, the Company typically enters into several agreements, in addition to an asset purchase agreement, with franchisees including franchise, development, relationship and lease agreements. The Company typically sells restaurants’ cash, inventory and equipment and retains ownership or the leasehold interest to the real estate to lease and/or sublease to the franchisee. The Company has determined that its restaurant dispositions usually represent multiple-element arrangements, and as such, the cash consideration received is allocated to the separate elements based on their relative selling price. Cash consideration generally includes up-front consideration for the sale of the restaurants, technical assistance fees and development fees and future cash consideration for royalties and lease payments. The Company considers the future lease payments in allocating the initial cash consideration received. The Company obtains third-party evidence to estimate the relative selling price of the stated rent under the lease and/or sublease agreements which is primarily based upon comparable market rents. Based on the Company’s review of the third-party evidence, the Company records favorable or unfavorable lease assets/liabilities with a corresponding offset to the gain or loss on the sale of the restaurants. The cash consideration per restaurant for technical assistance fees and development fees is consistent with the amounts stated in the related franchise agreements which are charged for separate standalone arrangements. The Company recognizes the technical assistance and development fees over the contractual term of the franchise agreements. Future royalty income is also recognized in revenue as earned. See “Revenue Recognition” below for further information.

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

ROU Model and Determination of Lease Term

The Company uses the right-of-use (“ROU”) model to account for leases where the Company is the lessee, which requires an entity to recognize a lease liability and ROU asset on the lease commencement date. A lease liability is measured equal to the present value of the remaining lease payments over the lease term and is discounted using the incremental borrowing rate, as the rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease payments include payments made before the commencement date and any residual value guarantees, if applicable. The initial ROU asset consists of the initial measurement of the lease liability, adjusted for any favorable or unfavorable terms for leases acquired from franchisees, as well as payments made before the commencement date, initial direct costs and lease incentives earned. When determining the lease term, the Company includes option periods that it is reasonably certain to exercise as failure to renew the lease would impose a significant economic detriment. For properties used for Company-operated restaurants, the primary economic detriment relates to the existence of unamortized leasehold improvements which might be impaired if we choose not to exercise the available renewal options. The lease term for properties leased or subleased to franchisees is determined based upon the economic detriment to the franchisee and includes consideration of the length of the franchise agreement, historical performance of the restaurant and the existence of bargain renewal options. Lease terms for real estate are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options.

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

Lease cost for operating leases is recognized on a straight-line basis and includes the amortization of the ROU asset and interest expense related to the operating lease liability. Variable lease cost for operating leases includes Contingent Rent and payments for executory costs such as real estate taxes, insurance and common area maintenance, which are excluded from the measurement of the lease liability. Short-term lease cost for operating leases includes rental expense for leases with a term of less than 12 months. Lease costs are recorded in the consolidated statements of operations based on the nature of the underlying lease as follows: (1) rental expense related to leases for Company-operated restaurants is recorded to “Cost of sales,” (2) rental expense for leased properties that are subsequently subleased to franchisees is recorded to “Franchise rental expense” and (3) rental expense related to leases for corporate offices and equipment is recorded to “General and administrative.”

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

Finance Leases

Lease cost for finance leases includes the amortization of the ROU asset, which is amortized on a straight-line basis and recorded to “Depreciation and amortization,” and interest expense on the finance lease liability, which is calculated using the interest method and recorded to “Interest expense, net.” Finance lease ROU assets are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising.

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

Concentration of Risk

Wendy’s had no customers which accounted for 10% or more of consolidated revenues in 2019, 2018 or 2017. As of December 29, 2019, Wendy’s had one main in-line distributor of food, packaging and beverage products, excluding breads, that serviced approximately 52% of Wendy’s restaurants in the U.S. and five additional in-line distributors that, in the aggregate, serviced approximately 47% of Wendy’s restaurants in the U.S. We believe that our vulnerability to risk concentrations related to significant vendors and sources of our raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

Wendy’s restaurants are principally located throughout the U.S. and to a lesser extent, in 30 foreign countries and U.S. territories with the largest number in Canada. Wendy’s U.S. restaurants are located in 50 states and the District of Columbia, with the largest number in Florida, Texas, Ohio, Georgia, California, North Carolina, Pennsylvania and Michigan. Because our restaurant operations are generally located throughout the U.S. and to a much lesser extent, Canada and other foreign countries and U.S. territories, we believe the risk of geographic concentration is not significant. We could be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, chicken, french fries or other products we sell or the effects of food safety events or disease outbreaks. Our exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. However, our exposure to Canadian dollar foreign currency risk is mitigated by the fact that there are no Company-operated restaurants in Canada and less than 10% of Wendy’s franchised restaurants are in Canada.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Leases

In February 2016, the FASB issued new guidance on leases, which outlines principles for the recognition, measurement, presentation and disclosure of leases applicable to both lessors and lessees. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by finance and operating leases. The Company adopted the new guidance during the first quarter of 2019 using the effective date as the date of initial application; therefore, the comparative periods have not been adjusted and continue to be reported under the previous lease guidance.

The new standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. For those leases that fall under the definition of a short-term lease, the Company elected the short-term lease recognition exemption. Under this practical expedient, for those leases that qualify, we did not recognize ROU assets or liabilities, which included not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient for lessees to account for lease components and nonlease components as a single lease component for all underlying classes of assets. In addition, the Company elected the practical expedient for lessors to account for lease components and nonlease components as a single lease component in instances where the lease component is predominant, the timing and pattern of transfer for the lease component and nonlease component are the same and the lease component, if accounted for separately, would be classified as an operating lease. The Company did not elect the use-of-hindsight practical expedient.

The standard had a material impact on our consolidated balance sheets and related disclosures. Upon adoption at the beginning of 2019, we recognized operating lease liabilities of $1,011,000 based on the present value of the remaining minimum rental payments, with corresponding ROU assets of $934,000. The measurement of the operating lease ROU assets included, among other items, favorable lease amounts of $23,000 and unfavorable lease amounts of $30,000, which were previously included in “Other intangible assets” and “Other liabilities,” respectively, as well as the excess of rent expense recognized on a straight-line basis over the minimum rents paid of $67,000, which was previously included in “Other liabilities.” In addition, the standard requires lessors to recognize lessees’ payments to the Company for executory costs on a gross basis as revenue with a corresponding expense, which resulted in an increase of approximately $38,000 to our 2019 franchise rental income and expense. The Company also recognized a decrease to retained earnings of $1,105 as a result of impairing newly recognized ROU assets upon transition to the new guidance. The adoption of the guidance did not have a material impact on our consolidated statement of cash flows.

In connection with the adoption of the standard, the Company has reclassified finance lease ROU assets to “Finance lease assets,” which were previously recorded to “Properties.” The Company also reclassified the current and long-term finance lease liabilities to “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively, which were previously recorded to “Current portion of long-term debt” and “Long-term debt,” respectively. The prior period amounts in the consolidated balance sheet and in the related notes to the financial statements reflect the reclassifications of these assets and liabilities to conform to the current year presentation.

The following table illustrates the reclassifications made to the consolidated balance sheet as of December 30, 2018:

	As Previously Reported	Reclassifications	As Currently Reported
Properties	$1,213,236	$(189,969)	$1,023,267
Finance lease assets	—	189,969	189,969
Current portion of long-term debt	31,655	(8,405)	23,250
Current portion of finance lease liabilities	—	8,405	8,405
Long-term debt	2,752,783	(447,231)	2,305,552
Long-term finance lease liabilities	—	447,231	447,231

In addition, the Company reclassified repayments of finance lease liabilities to “Repayments of finance lease liabilities,” which were previously recorded to “Repayments of long-term debt.” The prior period amounts in the consolidated statements of cash flows reflect the reclassifications of these cash flows to conform to the current year presentation.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following tables illustrate the reclassifications made to the consolidated statements of cash flows for 2018 and 2017:

	2018
	As Previously Reported	Reclassifications	As Currently Reported
Repayments of long-term debt	$(900,072)	$5,571	$(894,501)
Repayments of finance lease liabilities	—	(5,571)	(5,571)

	2017
	As Previously Reported	Reclassifications	As Currently Reported
Repayments of long-term debt	$(58,113)	$5,520	$(52,593)
Repayments of finance lease liabilities	—	(5,520)	(5,520)

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

New Accounting Standards

Income Taxes

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and the simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The standard is effective beginning with our 2021 fiscal year. The Company does not expect the guidance to have a material impact on our consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued new guidance on disclosure requirements for fair value measurements, which is effective beginning with our 2020 fiscal year. The objective of the new guidance is to provide additional information about assets and liabilities measured at fair value in the statement of financial position or disclosed in the notes to financial statements. New incremental disclosure requirements include the amount of fair value hierarchy level 3 changes in unrealized gains and losses and the range and weighted average used to develop significant unobservable inputs for level 3 fair value measurements. The Company does not expect the amendment to have a material impact on our consolidated financial statements.

Goodwill Impairment

In January 2017, the FASB issued an amendment that simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. The Company does not expect the amendment, which is effective beginning with our 2020 fiscal year, to have a material impact on our consolidated financial statements.

Credit Losses

In June 2016, the FASB issued an amendment that will require the Company to use a current expected credit loss model that will result in the immediate recognition of an estimate of credit losses that are expected to occur over the life of the financial instruments that are within the scope of the guidance, including trade receivables. The amendment is effective beginning with our 2020 fiscal year. The Company does not expect the amendment to have a material impact on our consolidated financial statements.

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

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source for 2019, 2018 and 2017:

	2019
	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Sales at Company-operated restaurants	$707,485	$—	$—	$707,485
Franchise royalty revenue	355,702	44,998	—	400,700
Franchise fees	21,889	2,978	3,432	28,299
Franchise rental income	—	—	233,065	233,065
Advertising funds revenue	319,231	20,222	—	339,453
Total revenues	$1,404,307	$68,198	$236,497	$1,709,002

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	2018
	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Sales at Company-operated restaurants	$651,577	$—	$—	$651,577
Franchise royalty revenue	335,500	42,446	—	377,946
Franchise fees	18,972	5,607	6,518	31,097
Franchise rental income	—	—	203,297	203,297
Advertising funds revenue	306,442	19,577	—	326,019
Total revenues	$1,312,491	$67,630	$209,815	$1,589,936

	2017
	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Sales at Company-operated restaurants	$622,802	$—	$—	$622,802
Franchise royalty revenue	326,846	39,126	—	365,972
Franchise fees	37,090	4,570	2,871	44,531
Franchise rental income	—	—	190,103	190,103
Total revenues	$986,738	$43,696	$192,974	$1,223,408

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	December 29, 2019 (a)	December 30, 2018 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$39,188	$40,300
Receivables, which are included in “Advertising funds restricted assets”	54,394	47,332
Deferred franchise fees (c)	100,689	102,205
_______________

(a)
Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s consolidated statements of operations.

(b)	Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)
Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $8,899 and $91,790 as of December 29, 2019, respectively, and $9,973 and $92,232 as of December 30, 2018, respectively.

Significant changes in deferred franchise fees are as follows:

	2019	2018
Deferred franchise fees at beginning of period	$102,205	$102,492
Revenue recognized during the period	(9,487)	(9,641)
New deferrals due to cash received and other	7,971	9,354
Deferred franchise fees at end of period	$100,689	$102,205

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2020	$8,899
2021	6,147
2022	5,898
2023	5,721
2024	5,518
Thereafter	68,506
$100,689

(3) System Optimization (Gains) Losses, Net

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating Franchise Flips. As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to reduce its ownership below the approximately 5% level, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During 2019, 2018 and 2017, the Company facilitated 37, 96 and 400 Franchise Flips, respectively (excluding the DavCo and NPC Transactions discussed below). Additionally, during 2018, the Company completed the sale of three Company-operated restaurants to franchisees. No Company-operated restaurants were sold to franchisees during 2019 or 2017. During 2020, the Company expects to sell 43 Company-operated restaurants in New York to franchisees. The Company expects to retain its Company-operated restaurants in Manhattan.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Year Ended
	2019	2018	2017
Number of restaurants sold to franchisees	—	3	—

Proceeds from sales of restaurants	$—	$1,436	$—
Net assets sold (a)	—	(1,370)	—
Goodwill related to sales of restaurants	—	(208)	—
Net favorable leases	—	220	—
Other	—	11	—
	—	89	—
Post-closing adjustments on sales of restaurants (b)	1,087	445	2,541
Gain on sales of restaurants, net	1,087	534	2,541
Gain (loss) on sales of other assets, net (c)	196	(71)	2,018
Loss on DavCo and NPC Transactions	—	—	(43,635)
System optimization gains (losses), net	$1,283	$463	$(39,076)
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)	Net assets sold consisted primarily of equipment.

(b)
2019, 2018 and 2017 include the recognition of deferred gains of $911, $1,029 and $312, respectively, as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees. 2018 and 2017 also include cash proceeds, net of payments, of $6 and $294, respectively, related to post-closing reconciliations with franchisees. Additionally, 2017 includes the recognition of a deferred gain of $1,822 (C$2,300) resulting from the release of a guarantee provided by Wendy’s to a lender on behalf of a franchisee in connection with the sale of eight Canadian restaurants to the franchisee during 2014.

(c)
During 2019, 2018 and 2017, Wendy’s received cash proceeds of $3,448, $1,781 and $10,534, respectively, primarily from the sale of surplus properties. 2017 also includes the recognition of a deferred gain of $375 related to the sale of a share in an aircraft.

DavCo and NPC Transactions

As part of our system optimization initiative, the Company acquired 140 Wendy’s restaurants on May 31, 2017 from DavCo Restaurants, LLC (“DavCo”) for total net cash consideration of $86,788, which restaurants were immediately sold to NPC International, Inc. (“NPC”), an existing franchisee of the Company, for cash proceeds of $70,688 (collectively, the “DavCo and NPC Transactions”). As part of the NPC transaction, NPC agreed to remodel 90 acquired restaurants in the Image Activation format by the end of 2021 and build 15 new Wendy’s restaurants by the end of 2022. Prior to closing the DavCo transaction, seven DavCo restaurants were closed. The acquisition of Wendy’s restaurants from DavCo was not contingent on executing the sale agreement with NPC; as such, the Company accounted for the DavCo and NPC Transactions as an acquisition and subsequent disposition of a business. The total consideration paid to DavCo was allocated to net tangible and identifiable intangible assets acquired based on their estimated fair values. As part of the DavCo and NPC Transactions, the Company retained leases for purposes of subleasing such properties to NPC.

The following is a summary of the activity recorded as a result of the DavCo and NPC Transactions:

Year Ended
2017
Acquisition (a)
Total consideration paid	$86,788
Identifiable assets and liabilities assumed:
Net assets held for sale	70,688
Finance lease assets	49,360
Deferred taxes	27,830
Finance lease obligations	(97,797)
Net unfavorable leases (b)	(22,330)
Other liabilities (c)	(6,924)
Total identifiable net assets	20,827
Goodwill (d)	$65,961

Disposition
Proceeds	$70,688
Net assets sold	(70,688)
Goodwill (d)	(65,961)
Net favorable leases (e)	24,034
Other (f)	(1,708)
Loss on DavCo and NPC Transactions	$(43,635)
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

Assets Held for Sale

As of December 29, 2019 and December 30, 2018, the Company had assets held for sale of $1,437 and $2,435, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(4) Acquisitions

During 2019 and 2018, the Company acquired five restaurants and 16 restaurants from franchisees, respectively. The Company did not incur any material acquisition-related costs associated with the acquisitions and such transactions were not significant to our consolidated financial statements. The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for restaurants acquired from franchisees:

	Year Ended
	2019	2018 (a)	2017
Restaurants acquired from franchisees	5	16	—

Total consideration paid, net of cash received	$5,052	$21,401	$—
Identifiable assets acquired and liabilities assumed:
Properties	666	4,363	—
Acquired franchise rights	1,354	10,127	—
Finance lease assets	5,350	5,360	—
Other assets	—	621	—
Finance lease liabilities	(4,084)	(3,135)	—
Unfavorable leases	—	(733)	—
Other	(2,316)	(2,240)	—
Total identifiable net assets	970	14,363	—
Goodwill	$4,082	$7,038	$—
_______________

(a) The fair values of the identifiable intangible assets related to restaurants acquired in 2018 were provisional amounts as of December 30, 2018, pending final purchase accounting adjustments. The Company finalized the purchase price allocation during the three months ended March 31, 2019, which resulted in a decrease in the fair value of acquired franchise rights of $2,989 and an increase in deferred tax assets of $140.

On May 31, 2017, the Company also entered into the DavCo and NPC Transactions. See Note 3 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Year Ended
	2019	2018	2017
IT realignment	$9,127	$—	$—
G&A realignment	7,749	8,785	21,663
System optimization initiative	89	283	911
Reorganization and realignment costs	$16,965	$9,068	$22,574

Information Technology (“IT”) Realignment

In December 2019, our Board of Directors approved a plan to realign and reinvest resources in the Company’s IT organization to strengthen its ability to accelerate growth. The Company is partnering with a third-party global IT consultant on this new structure to leverage their global capabilities, which the Company believes will enable a more seamless integration between its digital and corporate IT assets. The Company expects that the realignment plan will reduce certain employee compensation and other related costs that the Company intends to reinvest back into IT to drive additional capabilities and capacity across all of its technology platforms. The Company expects the majority of the impact of the realignment plan to occur at its Restaurant Support Center in Dublin, Ohio. The Company expects to incur total costs aggregating approximately $13,000 to $15,000 related to the plan. During 2019, the Company recognized costs totaling $9,127, which primarily included severance and related employee costs and third-party and other costs. The Company expects to incur additional costs aggregating approximately $5,500, comprised of (1) severance and related employee costs of approximately $1,000 and (2) third-party and other costs of approximately $4,500. The Company expects to recognize the majority of the remaining costs associated with the plan during the first half of 2020.

The following is a summary of the activity recorded as a result of the IT realignment plan:

2019
Severance and related employee costs	$7,548
Third-party and other costs	1,386
8,934
Share-based compensation (a)	193
Total IT realignment	$9,127
_______________

(a)	Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our IT realignment plan.

The table below presents a rollforward of our accruals for the plan, which are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $8,025 and $599 as of December 29, 2019, respectively.

	Balance December 30, 2018	Charges	Payments	Balance December 29, 2019
Severance and related employee costs	$—	$7,548	$—	$7,548
Third-party and other costs	—	1,386	(310)	1,076
	$—	$8,934	$(310)	$8,624

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. Additionally, the Company announced in May 2019 changes to its management and operating structure that included the creation of two new positions, a President, U.S and Chief Commercial Officer and a President, International and Chief Development Officer, and the elimination of the Chief Operations Officer position. During 2019, 2018 and 2017, the Company recognized costs related to the plan totaling $7,749,

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

$8,785 and $21,663, respectively, which primarily included severance and related employee costs and share-based compensation. The Company does not expect to incur any additional material costs under the plan.

As discussed in Note 26, the realignment of our management and operating structure described above resulted in a change in our operating segments as of December 29, 2019.

The following is a summary of the activity recorded as a result of the G&A realignment plan:

	Year Ended			Total Incurred Since Inception
	2019	2018	2017
Severance and related employee costs	$5,485	$3,797	$14,956	$24,238
Recruitment and relocation costs	950	1,077	489	2,516
Third-party and other costs	100	1,019	1,091	2,210
	6,535	5,893	16,536	28,964
Share-based compensation (a)	1,214	1,557	5,127	7,898
Termination of defined benefit plans (b)	—	1,335	—	1,335
Total G&A realignment	$7,749	$8,785	$21,663	$38,197
_______________

(a)	Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our G&A realignment plan.

(b)	During 2018, the Company terminated two frozen defined benefit plans. See Note 19 for further information.

The accruals for our G&A realignment plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $4,504 and $855 as of December 29, 2019, respectively, and $6,280 and $1,044 as of December 30, 2018, respectively. The tables below present a rollforward of our accruals for the plan.

	Balance December 30, 2018	Charges	Payments	Balance December 29, 2019
Severance and related employee costs	$7,241	$5,485	$(7,450)	$5,276
Recruitment and relocation costs	83	950	(950)	83
Third-party and other costs	—	100	(100)	—
	$7,324	$6,535	$(8,500)	$5,359

	Balance December 31, 2017	Charges	Payments	Balance December 30, 2018
Severance and related employee costs	$12,093	$3,797	$(8,649)	$7,241
Recruitment and relocation costs	177	1,077	(1,171)	83
Third-party and other costs	—	1,019	(1,019)	—
	$12,270	$5,893	$(10,839)	$7,324

System Optimization Initiative

The Company has recognized costs related to its system optimization initiative, which includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating Franchise Flips. The Company does not expect to incur any material additional costs under the plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Year Ended			Total Incurred Since Inception
	2019	2018	2017
Severance and related employee costs	$—	$—	$3	$18,237
Professional fees	72	264	838	17,784
Other	17	19	70	5,849
	89	283	911	41,870
Accelerated depreciation and amortization (a)	—	—	—	25,398
Share-based compensation (b)	—	—	—	5,013
Total system optimization initiative	$89	$283	$911	$72,281
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

The table below presents a rollforward of our accruals for our system optimization initiative, which were included in “Accrued expenses and other current liabilities” and “Other liabilities.” As of both December 29, 2019 and December 30, 2018, no accrual remained.

	Balance January 1, 2017	Charges	Payments	Balance December 31, 2017
Severance and related employee costs	$—	$3	$(3)	$—
Recruitment and relocation costs	101	838	(939)	—
Other	—	70	(70)	—
	$101	$911	$(1,012)	$—

(6) Income Per Share

Basic income per share for 2019, 2018 and 2017 was computed by dividing net income amounts by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted income per share were as follows:

	Year Ended
	2019	2018	2017
Common stock:
Weighted average basic shares outstanding	229,944	237,797	244,179
Dilutive effect of stock options and restricted shares	5,131	7,166	8,110
Weighted average diluted shares outstanding	235,075	244,963	252,289

Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 2,518, 1,520 and 1,168 for 2019, 2018 and 2017, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(7) Cash and Receivables

	Year End
	December 29, 2019	December 30, 2018
Cash and cash equivalents
Cash	$185,203	$209,177
Cash equivalents	114,992	222,228
	300,195	431,405
Restricted cash
Accounts held by trustee for the securitized financing facility	34,209	29,538
Trust for termination costs for former Wendy’s executives	111	109
Other	219	213
	34,539	29,860
Advertising Funds (a)	23,973	25,247
	58,512	55,107
Total cash, cash equivalents and restricted cash	$358,707	$486,512
_______________

(a)	Included in “Advertising funds restricted assets.”

	Year End
	December 29, 2019	December 30, 2018
Accounts and Notes Receivable, Net
Current
Accounts receivable:
Franchisees	$55,570	$60,567
Other (a)	48,282	51,320
	103,852	111,887
Notes receivable from franchisees (b) (c)	23,628	2,857
	127,480	114,744
Allowance for doubtful accounts	(10,019)	(4,939)
	$117,461	$109,805

Non-current (d)
Notes receivable from franchisees (c)	$1,617	$16,322
Allowance for doubtful accounts (c)	—	(2,000)
	$1,617	$14,322
_______________

(a)
Includes income tax refund receivables of $13,555 and $14,475 as of December 29, 2019 and December 30, 2018, respectively. Additionally, 2019 and 2018 include receivables of $25,350 and $22,500, respectively, related to insurance coverage for the FI Case. See Note 11 for further information on our legal reserves.

(b)	Includes the current portion of sales-type and direct financing lease receivables of $3,146 and $735 as of December 29, 2019 and December 30, 2018, respectively. See Note 20 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(c)
Includes a note receivable from a franchisee in Indonesia, of which $1,262 and $969 are included in current notes receivable and $1,617 and $2,522 are included in non-current notes receivable as of December 29, 2019 and December 30, 2018, respectively.

Includes notes receivable from the Brazil JV of $15,920 as of December 29, 2019, which is included in current notes receivable, and $12,800 as of December 30, 2018, which is included in non-current notes receivable. As of December 29, 2019 and December 30, 2018, the Company had reserves of $5,720 and $2,000, respectively, on the loans outstanding to the Brazil JV. See Note 8 for further information.

Includes a note receivable from a franchisee in India totaling $1,000, which is included in current notes receivable as of December 29, 2019 and in non-current notes receivable as of December 30, 2018. During 2019, the Company recorded a reserve of $985 on the loan outstanding to the franchisee in India.

Includes a note receivable from a U.S. franchisee totaling $1,000, which is included in current notes receivable as of December 29, 2019.

(d)	Included in “Other assets.”

The following is an analysis of the allowance for doubtful accounts:

	Year Ended
	2019	2018	2017
Balance at beginning of year:
Current	$4,939	$4,546	$4,030
Non-current	2,000	—	26
Provision for doubtful accounts:
Franchisees and other	3,294	2,562	579
Uncollectible accounts written off, net of recoveries	(214)	(169)	(89)
Balance at end of year:
Current	10,019	4,939	4,546
Non-current	—	2,000	—
Total	$10,019	$6,939	$4,546

(8) Investments

The following is a summary of the carrying value of our investments:

	Year End
	December 29, 2019	December 30, 2018
Equity method investments	$45,310	$47,021
Other investments in equity securities	639	639
	$45,949	$47,660

Equity Method Investments

Wendy’s has a 50% share in the TimWen real estate joint venture and a 20% share in the Brazil JV, both of which are accounted for using the equity method of accounting, under which our results of operations include our share of the income (loss) of the investees in “Other operating income, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

A wholly-owned subsidiary of Wendy’s entered into the Brazil JV during the second quarter of 2015 for the operation of Wendy’s restaurants in Brazil.  Wendy’s, Starboard International Holdings B.V. and Infinity Holding E Participações Ltda. contributed $1, $2 and $2, respectively, each receiving proportionate equity interests of 20%, 40% and 40%, respectively.  The Company did not receive any distributions and our share of the Brazil JV’s net losses was $1,022, $1,344 and $1,134 during 2019, 2018 and 2017, respectively. A wholly-owned subsidiary of Wendy’s has loans outstanding to the Brazil JV totaling $15,920 and $12,800 as of December 29, 2019 and December 30, 2018, respectively. The loans are denominated in U.S. Dollars, which is also the functional currency of the subsidiary; therefore, there is no exposure to changes in foreign currency rates. The loans are primarily due in 2020 and bear interest at rates ranging from 3.25% to 6.5% per year. As of December 29, 2019 and December 30, 2018, the Company had reserves of $5,720 and $2,000, respectively, on the loans outstanding to the Brazil JV. See Note 7 for further information.

The carrying value of our investment in TimWen exceeded our interest in the underlying equity of the joint venture by $25,160 and $26,378 as of December 29, 2019 and December 30, 2018, respectively, primarily due to purchase price adjustments from the 2008 merger of Triarc Companies, Inc. and Wendy’s International, Inc. (the “Wendy’s Merger”).

Presented below is activity related to our portion of TimWen and the Brazil JV included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended December 29, 2019, December 30, 2018 and December 31, 2017.

	Year Ended
	2019	2018	2017
Balance at beginning of period	$47,021	$55,363	$54,545

Investment	—	13	375

Equity in earnings for the period	10,943	10,402	9,897
Amortization of purchase price adjustments (a)	(2,270)	(2,326)	(2,324)
	8,673	8,076	7,573
Distributions received	(13,400)	(13,390)	(11,713)
Foreign currency translation adjustment included in “Other comprehensive income (loss), net” and other	3,016	(3,041)	4,583
Balance at end of period	$45,310	$47,021	$55,363
_______________

(a)	Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

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

Our 18.5% equity interest was diluted to 12.3% in February 2018, when a subsidiary of ARG Parent acquired Buffalo Wild Wings, Inc. As a result of the acquisition, our diluted ownership interest included both the Arby’s and Buffalo Wild Wings brands under the newly formed combined company, Inspire Brands, Inc. (“Inspire Brands”). In August 2018, the Company sold its remaining 12.3% ownership interest to Inspire Brands for $450,000 and incurred transaction costs of $55, which were recorded to “Investment income, net.” The Company recorded income tax expense of $97,501 on the transaction, of which $95,038 was paid during the fourth quarter of 2018.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Other Investments in Equity Securities

In October 2019, the Company received a $25,000 cash settlement related to a previously held investment. As a result, the Company recorded $24,366 to “Investment income, net” and $634 to “General and administrative” for the reimbursement of related costs during the fourth quarter of 2019.

(9) Properties

	Year End
	December 29, 2019	December 30, 2018
Land	$375,109	$377,277
Buildings and improvements	508,602	507,219
Leasehold improvements	405,158	403,896
Office, restaurant and transportation equipment	279,799	266,030
	1,568,668	1,554,422
Accumulated depreciation and amortization	(591,668)	(531,155)
	$977,000	$1,023,267

Depreciation and amortization expense related to properties was $81,219, $79,009 and $81,946 during 2019, 2018 and 2017, respectively.

(10) Goodwill and Other Intangible Assets

Goodwill activity for 2019 and 2018 was as follows:

	Year End
	December 29, 2019	December 30, 2018
Balance at beginning of year:
Goodwill, gross	$757,281	$752,731
Accumulated impairment losses (a)	(9,397)	(9,397)
Goodwill, net	747,884	743,334
Changes in goodwill:
Restaurant acquisitions (b)	6,931	7,038
Restaurant dispositions	—	(208)
Currency translation adjustment	1,096	(2,280)
Balance at end of year:
Goodwill, gross	765,308	757,281
Accumulated impairment losses (a)	(9,397)	(9,397)
Goodwill, net	$755,911	$747,884

_______________

(a)	Accumulated impairment losses resulted from the full impairment of goodwill of the Wendy’s international franchise restaurants during the fourth quarter of 2013.

(b)	2019 includes an adjustment to the fair value of net assets acquired in connection with the acquisition of franchised restaurants during 2018. See Note 4 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As discussed in Note 26, the realignment of our management and operating structure resulted in a change in our operating segments and reporting units as of December 29, 2019. We reallocated goodwill to the new reporting units using a relative fair value approach. In addition, we completed a quantitative assessment of any potential goodwill impairment for our previous North America reporting unit immediately prior to the reallocation and determined the reporting unit was not impaired.

The following table sets forth the reallocation of goodwill to the Company’s segments as of December 29, 2019:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Goodwill	$602,491	$30,872	$122,548	$755,911

The following is a summary of the components of other intangible assets and the related amortization expense:

	Year End
	December 29, 2019			December 30, 2018
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$903,000	$—	$903,000	$903,000	$—	$903,000
Definite-lived:
Franchise agreements	348,825	(187,063)	161,762	348,200	(170,134)	178,066
Favorable leases	166,098	(47,695)	118,403	233,990	(79,776)	154,214
Reacquired rights under franchise agreements	10,172	(2,766)	7,406	11,807	(1,971)	9,836
Software	181,666	(125,025)	56,641	154,919	(105,882)	49,037
	$1,609,761	$(362,549)	$1,247,212	$1,651,916	$(357,763)	$1,294,153

Aggregate amortization expense:
Actual for fiscal year:
2017	$47,302
2018	52,064
2019	53,182
Estimate for fiscal year:
2020	$46,666
2021	41,362
2022	37,048
2023	33,854
2024	29,383
Thereafter	155,899

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(11) Accrued Expenses and Other Current Liabilities

	Year End
	December 29, 2019	December 30, 2018
Legal reserves (a)	$52,272	$55,883
Accrued compensation and related benefits	56,010	37,637
Accrued taxes	23,926	20,811
Other	33,064	36,305
	$165,272	$150,636

_______________

(a)
Includes a legal reserve of $50,000 as of December 29, 2019 and December 30, 2018 for a settlement of the FI Case. See Note 23 for further information. The Company maintains insurance coverage for legal settlements, receivables for which are included in “Accounts and notes receivable, net.” See Note 7 for further information.

After exhaustion of applicable insurance receivables of $25,350, the Company made a payment of $24,650 for the settlement of the FI Case in January 2020.

(12) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	December 29, 2019	December 30, 2018
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	$398,000	$—
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	447,750	—
Series 2018-1 Class A-2 Notes:
3.573% Series 2018-1 Class A-2-I Notes, anticipated repayment date 2025	441,000	445,500
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	465,500	470,250
Series 2015-1 Class A-2 Notes:
4.080% Series 2015-1 Class A-2-II Notes, repaid in connection with June 2019 refinancing	—	870,750
4.497% Series 2015-1 Class A-2-III Notes, anticipated repayment date 2025	478,750	483,750
7% debentures, due in 2025	82,837	90,769
Unamortized debt issuance costs	(33,526)	(32,217)
	2,280,311	2,328,802
Less amounts payable within one year	(22,750)	(23,250)
Total long-term debt	$2,257,561	$2,305,552

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, as of December 29, 2019 were as follows:

Fiscal Year
2020	$22,750
2021	22,750
2022	22,750
2023	22,750
2024	22,750
Thereafter	2,207,250
$2,321,000

Senior Notes

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. As of December 29, 2019, the Master Issuer issued the following outstanding series of fixed rate senior secured notes: (i) 2019-1 Class A-2-I with an initial principal amount of $400,000; (ii) 2019-1 Class A-2-II with an initial principal amount of $450,000; (iii) 2018-1 Class A-2-I with an initial principal amount of $450,000; (iv) 2018-1 Class A-2-II with an initial principal amount of $475,000; and (v) 2015-1 Class A-2-III with an initial principal amount of $500,000 (collectively, the “Class A-2 Notes”). The Master Issuer also issued outstanding Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”), which allows for the borrowing of up to $150,000 from time to time on a revolving basis using various credit instruments, including a letter of credit facility. As of December 29, 2019, there were no borrowings outstanding under the Class A-1 Notes. The Class A-2 Notes and Class A-1 Notes are collectively the “Senior Notes.”

The Senior Notes are secured by a security interest in substantially all of the assets of the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors (collectively, the “Securitization Entities”), except for certain real estate assets and subject to certain limitations as set forth in the indenture governing the Senior Notes (the “Indenture”) and the related guarantee and collateral agreements.  The assets of the Securitization Entities include most of the domestic and certain of the foreign revenue-generating assets of the Company and its subsidiaries, which principally consist of franchise-related agreements, certain Company-operated restaurants, intellectual property and license agreements for the use of intellectual property.

Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity dates for the Class A-2 Notes range from 2045 through 2049. If the Master Issuer has not repaid or refinanced the Class A-2 Notes prior to their respective anticipated repayment dates, which range from 2025 through 2029, additional interest will accrue pursuant to the Indenture.

The Class A-1 Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Class A-1 Note agreement. There is a commitment fee on the unused portion of the Class A-1 Notes which ranges from 0.40% to 0.75% based on utilization. As of December 29, 2019, $24,756 of letters of credit were outstanding against the Class A-1 Notes, which relate primarily to interest reserves required under the Indenture.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Covenants and Restrictions

The Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. In addition, the Indenture and the related management agreement contain various covenants that limit the Company and its subsidiaries’ ability to engage in specified types of transactions, subject to certain exceptions, including, for example, to (i) incur or guarantee additional indebtedness, (ii) sell certain assets, (iii) create or incur liens on certain assets to secure indebtedness or (iv) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the noteholders, and are restricted in their use. As of December 29, 2019 and December 30, 2018, Wendy’s Funding had restricted cash of $34,209 and $29,538, respectively, which primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Class A-2 Notes.

Refinancing Transactions

In June 2019, the Master Issuer completed a refinancing transaction under which the Master Issuer issued the Series 2019-1 Class A-2-I Notes and the Series 2019-1 Class A-2-II Notes. The Master Issuer’s outstanding Series 2015-1 Class A-2-II Notes were redeemed as part of the transaction. As a result, the Company recorded a loss on early extinguishment of debt of $7,150 during 2019, which was comprised of the write-off of certain unamortized deferred financing costs. As part of the June 2019 refinancing transaction, the Master Issuer also issued the Class A-1 Notes. The Company’s previous Series 2018-1 Class A-1 Notes were canceled on the closing date and the letters of credit outstanding against the Series 2018-1 Class A-1 Notes were transferred to the Class A-1 Notes.

In January 2018, the Master Issuer completed a refinancing transaction under which the Master Issuer issued the Series 2018-1 Class A-2-I Notes and the Series 2018-1 Class A-2-II Notes. The net proceeds from the sale of the notes were used to redeem the Master Issuer’s outstanding Series 2015-1 Class A-2-I Notes, to pay prepayment and transaction costs and for general corporate purposes. As a result, the Company recorded a loss on early extinguishment of debt of $11,475 during 2018, which was comprised of the write-off of certain deferred financing costs and a specified make-whole payment.

Debt Issuance Costs

During 2019, 2018 and 2017, the Company incurred debt issuance costs of $14,008, $17,580 and $351 in connection with the June 2019 and January 2018 refinancing transactions. During 2017, the Company also incurred debt issuance costs in connection with the 2015 securitization transaction of $561. The debt issuance costs are being amortized to “Interest expense, net” through the anticipated repayment dates of the Class A-2 Notes utilizing the effective interest rate method. As of December 29, 2019, the effective interest rates, including the amortization of debt issuance costs, were 4.7%, 3.8%, 4.1%, 4.0% and 4.2% for the Series 2015-1 Class A-2-III Notes, Series 2018-1 Class A-2-I Notes, Series 2018-1 Class A-2-II Notes, Series 2019-1 Class A-2-I Notes and Series 2019-1 Class A-2-II Notes, respectively.

Other Long-Term Debt

Wendy’s 7% debentures are unsecured and were reduced to fair value in connection with the Wendy’s Merger based on their outstanding principal of $100,000 and an effective interest rate of 8.6%. The fair value adjustment is being accreted and the related charge included in “Interest expense, net” until the debentures mature. These debentures contain covenants that restrict the incurrence of indebtedness secured by liens and certain finance lease transactions. In December 2019, Wendy’s repurchased

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

$10,000 in principal of its 7% debentures for $10,550, including a premium of $500 and transaction fees of $50. As a result, the Company recognized a loss on early extinguishment of debt of $1,346 during the fourth quarter of 2019.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000, which was established to fund the advertising fund operations. During 2018, the Company borrowed and repaid $9,837 and $11,124, respectively, under the line of credit. There were no borrowings or repayments under the line of credit during 2019.

At December 29, 2019, one of Wendy’s Canadian subsidiaries has a revolving credit facility of C$6,000 which bears interest at the Bank of Montreal Prime Rate. The debt is guaranteed by Wendy’s. The full amount of the line was available under this line of credit as of December 29, 2019.

Interest Expense

Interest expense on the Company’s long-term debt was $105,829, $107,929 and $108,472 during 2019, 2018 and 2017, respectively, which was recorded to “Interest expense, net.”

Pledged Assets

The following is a summary of the Company’s assets pledged as collateral for certain debt:

Year End
December 29, 2019
Cash and cash equivalents	$33,042
Restricted cash and other assets (including long-term)	34,214
Accounts and notes receivable, net	31,879
Inventories	3,859
Properties	67,550
Other intangible assets	1,061,605
$1,232,149

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	December 29, 2019		December 30, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$114,992	$114,992	$222,228	$222,228	Level 1
Other investments in equity securities (a)	639	1,649	639	2,181	Level 3

Financial liabilities
Series 2019-1 Class A-2-I Notes (b)	398,000	405,152	—	—	Level 2
Series 2019-1 Class A-2-II Notes (b)	447,750	459,136	—	—	Level 2
Series 2018-1 Class A-2-I Notes (b)	441,000	444,859	445,500	424,026	Level 2
Series 2018-1 Class A-2-II Notes (b)	465,500	475,718	470,250	439,353	Level 2
Series 2015-1 Class A-2-II Notes (b)	—	—	870,750	865,342	Level 2
Series 2015-1 Class A-2-III Notes (b)	478,750	490,531	483,750	482,522	Level 2
7% debentures, due in 2025 (b)	82,837	94,838	90,769	102,750	Level 2
Guarantees of franchisee loan obligations (c)	1	1	17	17	Level 3
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

The carrying amounts of cash, accounts payable and accrued expenses approximate fair value due to the short-term nature of those items. The carrying amounts of accounts and notes receivable, net (both current and non-current) approximate fair value due to the effect of the related allowance for doubtful accounts. Our cash equivalents and guarantees are the only financial assets and liabilities measured and recorded at fair value on a recurring basis.

Non-Recurring Fair Value Measurements

Assets and liabilities remeasured to fair value on a non-recurring basis resulted in impairment that we have recorded to “Impairment of long-lived assets” in our consolidated statements of operations.

Total impairment losses may reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements, favorable lease assets and ROU assets) to fair value as a result of (1) declines in operating performance at Company-operated restaurants and (2) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants, including any subsequent lease modifications. The fair values of long-lived assets held and used presented in the tables below represent the remaining carrying value and were estimated based on either discounted cash flows of future anticipated lease and sublease income or discounted cash flows of future anticipated Company-operated restaurant performance.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Total impairment losses may also include the impact of remeasuring long-lived assets held for sale, which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 17 for further information on impairment of our long-lived assets.

		Fair Value Measurements			2019 Total Losses
	December 29, 2019	Level 1	Level 2	Level 3
Held and used	$3,582	$—	$—	$3,582	$5,602
Held for sale	988	—	—	988	1,397
Total	$4,570	$—	$—	$4,570	$6,999

		Fair Value Measurements			2018 Total Losses
	December 30, 2018	Level 1	Level 2	Level 3
Held and used	$462	$—	$—	$462	$4,343
Held for sale	1,031	—	—	1,031	354
Total	$1,493	$—	$—	$1,493	$4,697

(14) Income Taxes

Income before income taxes is set forth below:

	Year Ended
	2019	2018	2017
Domestic	$160,474	$560,776	$86,892
Foreign (a)	11,007	14,140	14,127
	$171,481	$574,916	$101,019

_______________

(a)	Excludes foreign income of domestic subsidiaries.

The (provision for) benefit from income taxes is set forth below:

	Year Ended
	2019	2018	2017
Current:
U.S. federal	$(18,421)	$(109,078)	$(13,092)
State	(6,093)	(2,661)	(4,055)
Foreign	(9,190)	(9,630)	(9,173)
Current tax provision	(33,704)	(121,369)	(26,320)
Deferred:
U.S. federal	1,585	5,071	127,592
State	(2,449)	441	(7,729)
Foreign	27	1,056	(533)
Deferred tax (provision) benefit	(837)	6,568	119,330
Income tax (provision) benefit	$(34,541)	$(114,801)	$93,010

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Deferred tax assets (liabilities) are set forth below:

	Year End
	December 29, 2019	December 30, 2018
Deferred tax assets:
Operating and finance lease liabilities	$345,173	115,322
Net operating loss and credit carryforwards	59,597	59,690
Unfavorable leases	26,020	35,801
Deferred revenue	23,907	23,904
Accrued compensation and related benefits	18,477	14,804
Accrued expenses and reserves	13,786	14,840
Deferred rent	492	16,807
Other	3,757	5,016
Valuation allowances	(45,183)	(42,175)
Total deferred tax assets	446,026	244,009
Deferred tax liabilities:
Operating and finance lease assets (a)	(313,803)	(56,798)
Intangible assets	(311,596)	(324,394)
Fixed assets (a)	(60,788)	(105,545)
Other	(30,598)	(26,432)
Total deferred tax liabilities	(716,785)	(513,169)
	$(270,759)	$(269,160)

_______________

(a)
The Company’s adoption of the lease accounting standard in 2019 caused additional deferred taxes to be recorded as a result of the ROU assets and lease liabilities recorded on the consolidated balance sheet. Additionally, the deferred taxes existing at December 30, 2018 related to finance leases have been reclassified from fixed assets to finance lease liabilities and finance lease assets, consistent with the reclassifications made on the consolidated balance sheet upon adoption. See “New Accounting Standards Adopted” in Note 1 for further information regarding the adoption of the lease accounting standard.

The amounts and expiration dates of net operating loss and tax credit carryforwards are as follows:

	Amount	Expiration
Tax credit carryforwards:
U.S. federal foreign tax credits	$10,429	2022-2030
State tax credits	563	2020-2023
Foreign tax credits of non-U.S. subsidiaries	3,992	Not applicable
Total	$14,984

Net operating loss carryforwards:
State and local net operating loss carryforwards	$1,161,051	2020-2035
Foreign net operating loss carryforwards	225	2023-2027
Total	$1,161,276

The Company’s valuation allowances of $45,183 and $42,175 as of December 29, 2019 and December 30, 2018, respectively, relate to foreign and state tax credit carryforwards and net operating loss carryforwards. Valuation allowances increased $3,008 and $35,895 during 2019 and 2017, respectively, and decreased $5,120 during 2018. The change during 2017 was primarily a result of the Tax Cuts and Jobs Act (the “Tax Act”) and our system optimization initiative. The reduction in the U.S. corporate rate from 35% to 21% decreases our ability to utilize foreign tax credit carryforwards after 2017 and we expect them to expire

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

unused. The relative presence of Company-operated restaurants in various states impacts expected future state taxable income available to utilize state net operating loss carryforwards.

Major Tax Legislation

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code that affects 2017 and subsequent years, including but not limited to (1) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, (2) bonus depreciation that will allow for full expensing of qualified property, (3) reducing the U.S. federal corporate tax rate from 35% to 21% in years 2018 and forward, (4) a tax on global intangible low-taxed income (“GILTI”) and (5) limitations on the deductibility of certain executive compensation.

During 2017, we recorded a net tax benefit of $140,379 primarily consisting of a benefit of $164,893 for the impact of the corporate rate reduction on our net deferred tax liabilities, partially offset by a net expense of $22,209 for the international-related provisions of the Tax Act. In 2018, we recorded a net tax expense of $2,159 consisting of $2,454 related to the impact of the corporate rate reduction on our net deferred tax liabilities and state taxes and a net expense of $991 related to the limitations on the deductibility of certain executive compensation, partially offset by $1,286 for the net benefit of foreign tax credits.
_______________

The current portion of refundable income taxes was $13,555 and $14,475 as of December 29, 2019 and December 30, 2018, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of December 29, 2019 and December 30, 2018.

The reconciliation of income tax computed at the U.S. federal statutory rate of 21% for 2019 and 2018 and 35% for 2017 to reported income tax is set forth below:

	Year Ended
	2019	2018 (a)	2017 (a)
Income tax provision at the U.S. federal statutory rate	$(36,011)	$(120,732)	$(35,357)
State income tax provision, net of U.S. federal income tax effect	(6,470)	(221)	(6,451)
Federal rate change	—	—	164,893
Prior years’ tax matters (b)	6,135	(9,970)	15,964
Excess federal tax benefits from share-based compensation	5,841	10,250	5,196
Domestic tax planning initiatives	—	—	4,282
Foreign and U.S. tax effects of foreign operations	250	(856)	2,408
Valuation allowances	(2,833)	5,120	(35,895)
Non-deductible goodwill (c)	—	(41)	(15,458)
Transition tax	—	—	(4,446)
Unrepatriated earnings	(402)	(326)	(1,801)
Non-deductible expenses and other	(1,051)	1,975	(325)
	$(34,541)	$(114,801)	$93,010
_______________

(a)
2018 includes the following impacts associated with the Tax Act: (1) a net expense of $2,426 related to the impact of the corporate rate reduction on our net deferred tax liabilities, (2) a net expense of $991 related to the limitations on the deductibility of certain executive compensation, (3) a net expense of $28 of state income tax and (4) a net benefit of $1,286 related to foreign tax credits. 2017 includes the following impacts associated with the Tax Act: (1) the revaluation of our U.S. net deferred tax liability at 21%, resulting in a benefit of $164,893, (2) a full valuation allowance of $15,962 on our U.S. foreign tax credit carryforwards due to the decrease in the U.S. federal tax rate, (3) a one-time transition tax of $4,446, (4) deferred tax on unrepatriated earnings of $1,801 and (5) other net expenses of $2,305.

(b)
2019 primarily relates to a reduction in unrecognized tax benefits due to a lapse of statute of limitations. 2018 includes expense of $9,542 related to the Tax Act, which was partially offset by a $7,535 benefit reported in “Valuation allowances.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

2017 primarily relates to certain state net operating loss carryforwards, previously considered worthless, that existed at the beginning of the year. The Company changed its judgment during 2017 regarding the likelihood of the utilization of these carryforwards. Because of this change, the Company recognized a deferred tax asset of $16,643, net of federal benefit, which was partially offset by an expense reported in “Valuation allowances” of $13,667.

(c)
Substantially all of the goodwill included in the net gain (loss) on sales of restaurants in 2018 and 2017 under our system optimization initiative was non-deductible for tax purposes. See Note 3 for further information.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years 2009 through 2017 have been settled. The statute of limitations for the Company’s state tax returns vary, but generally the Company’s state income tax returns from its 2016 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

Unrecognized Tax Benefits

As of December 29, 2019, the Company had unrecognized tax benefits of $22,323, which, if resolved favorably would reduce income tax expense by $17,987. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year End
	December 29, 2019	December 30, 2018	December 31, 2017
Beginning balance	$27,632	$28,848	$19,545
Additions:
Tax positions of current year	1,356	3,874	8,251
Tax positions of prior years	—	2,598	1,704
Reductions:
Tax positions of prior years	(227)	(7,553)	(295)
Settlements	—	(21)	(34)
Lapse of statute of limitations	(6,438)	(114)	(323)
Ending balance	$22,323	$27,632	$28,848

The increase in unrecognized tax benefits in 2019 was primarily related to the uncertainty of the income tax consequences of a cash settlement related to a previously held investment. The addition of unrecognized tax benefits in 2018 was primarily related to the sale of our ownership interest in Inspire Brands, and the reduction of unrecognized benefits in 2018 was primarily related to settlements with various taxing jurisdictions, including amended returns that were filed in 2017. The addition of unrecognized tax benefits in 2017 was primarily related to the filing of amended returns in various jurisdictions, as well as an unfavorable court decision which caused us to change our judgment about the technical merits of a filing position.

During 2020, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $1,661 due primarily to the lapse of statutes of limitations and expected settlements.

During 2019, 2018 and 2017, the Company recognized $(489), $(12) and $161 of (income) expense for interest and $81, $309 and $106 of income for penalties, respectively, related to uncertain tax positions. The Company has $946 and $1,428 accrued for interest and $118 and $199 accrued for penalties as of December 29, 2019 and December 30, 2018, respectively.

(15) Stockholders’ Equity

Dividends

During 2019, 2018 and 2017, The Wendy’s Company paid dividends per share of $0.42, $0.34 and $0.28, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Treasury Stock

There were 470,424 shares of common stock issued at the beginning and end of 2019, 2018 and 2017. Treasury stock activity for 2019, 2018 and 2017 was as follows:

	Treasury Stock
	2019	2018	2017
Number of shares at beginning of year	239,191	229,912	223,850
Repurchases of common stock	10,158	15,808	8,607
Common shares issued:
Stock options, net	(2,912)	(5,824)	(1,853)
Restricted stock, net	(834)	(627)	(612)
Director fees	(14)	(15)	(15)
Other	(54)	(63)	(65)
Number of shares at end of year	245,535	239,191	229,912

Repurchases of Common Stock

In February 2019, our Board of Directors authorized a repurchase program for up to $225,000 of our common stock through March 1, 2020, when and if market conditions warranted and to the extent legally permissible. In connection with the February 2019 authorization, the remaining portion of the Company’s previous November 2018 repurchase authorization for up to $220,000 of our common stock was canceled. In November 2019, the Company entered into an accelerated share repurchase agreement (the “2019 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase program. Under the 2019 ASR Agreement, the Company paid the financial institution an initial purchase price of $100,000 in cash and received an initial delivery of 4,051 shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2019 ASR Agreement. In February 2020, the Company completed the 2019 ASR Agreement and received an additional 628 shares of common stock. The total number of shares of common stock ultimately purchased by the Company under the 2019 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2019 ASR Agreement, less an agreed upon discount. In total, 4,679 shares were delivered under the 2019 ASR Agreement at an average purchase price of $21.37 per share.

In addition to the shares repurchased in connection with the 2019 ASR Agreement, during 2019, the Company repurchased 6,107 shares under the November 2018 and February 2019 authorizations referenced above with an aggregate purchase price of $117,685, of which $1,801 was accrued at December 29, 2019, and excluding commissions of $86. As of December 29, 2019, the Company had $43,772 of availability remaining under its February 2019 authorization. Subsequent to December 29, 2019 through February 18, 2020, the Company repurchased 1,312 shares with an aggregate purchase price of $28,770, excluding commissions of $18. After taking into consideration these repurchases, with the completion of the 2019 ASR Agreement in February 2020 described above, the Company completed its February 2019 authorization.

In February 2020, our Board of Directors authorized the repurchase of up to $100,000 of our common stock through February 28, 2021, when and if market conditions warrant and to the extent legally permissible.

In February 2018, our Board of Directors authorized a repurchase program for up to $175,000 of our common stock through March 3, 2019, when and if market conditions warranted and to the extent legally permissible. In November 2018, our Board of Directors approved an additional share repurchase program for up to $220,000 of our common stock through December 27, 2019, when and if market conditions warranted and to the extent legally permissible. In November 2018, the Company entered into an accelerated share repurchase agreement (the “2018 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase programs. Under the 2018 ASR Agreement, the Company paid the financial institution an initial purchase price of $75,000 in cash and received an initial delivery of 3,645 shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2018 ASR Agreement. In December 2018, the Company completed the 2018 ASR Agreement and received an additional 720 shares of common stock. The total number of shares of common stock ultimately purchased by the Company under the 2018 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2018 ASR Agreement, less an agreed upon discount. In addition to the shares repurchased in connection with the 2018 ASR Agreement, during 2018, the Company repurchased

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

10,058 shares under the February 2018 and November 2018 authorizations with an aggregate purchase price of $172,584, of which $1,827 was accrued at December 30, 2018, and excluding commissions of $141.

In February 2017, our Board of Directors authorized a repurchase program for up to $150,000 of our common stock through March 4, 2018, when and if market conditions warranted and to the extent legally permissible. During 2017, the Company repurchased 8,607 shares under the February 2017 authorization with an aggregate purchase price of $127,367, of which $1,259 was accrued at December 31, 2017, and excluding commissions of $123. The Company completed the February 2017 authorization during 2018 with the repurchase of 1,385 shares with an aggregate purchase price of $22,633, excluding commissions of $19.

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout 2019, 2018 and 2017.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive income (loss), net of tax as applicable:

	Foreign Currency Translation	Cash Flow Hedges (a)	Pension (b)	Total
Balance at January 1, 2017	$(60,299)	$(1,797)	$(1,145)	$(63,241)
Current-period other comprehensive income	15,150	1,797	96	17,043
Balance at December 31, 2017	(45,149)	—	(1,049)	(46,198)
Current-period other comprehensive (loss) income	(16,524)	—	1,049	(15,475)
Balance at December 30, 2018	(61,673)	—	—	(61,673)
Current-period other comprehensive income	7,845	—	—	7,845
Balance at December 29, 2019	$(53,828)	$—	$—	$(53,828)

_______________

(a)
During 2015, the Company terminated seven forward-starting interest rate swaps designated as cash flow hedges, which had an original maturity date of December 31, 2017. As a result, current-period other comprehensive income for 2017 includes the reclassification of unrealized losses on cash flow hedges of $1,797 from “Accumulated other comprehensive loss” to our consolidated statement of operations consisting of $2,894 recorded to “Interest expense, net,” net of the related income tax benefit of $1,097 recorded to “(Provision for) benefit from income taxes.”

(b) During 2018, the Company terminated two frozen defined benefit plans. See Note 19 for further information.

(16) Share-Based Compensation

The Company has the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance compensation awards to current or prospective employees, directors, officers, consultants or advisors pursuant to the Company’s 2010 Omnibus Award Plan (as amended, the “2010 Plan”). The 2010 Plan was initially adopted with shareholder approval in May 2010 and was amended with shareholder approval in June 2015 to, among other things, increase the number of shares of common stock available for issuance under the plan. All equity grants during 2019, 2018 and 2017 were issued from the 2010 Plan, and the 2010 Plan is currently the only equity plan from which future equity awards may be granted. As of December 29, 2019, there were approximately 22,440 shares of common stock available for future grants under the 2010 Plan. During the periods presented in the consolidated financial statements, the Company settled all exercises of stock options and vesting of restricted shares, including performance shares, with treasury shares.

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

The following table summarizes stock option activity during 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 30, 2018	12,677	$11.86
Granted	2,622	19.71
Exercised	(2,934)	9.75
Forfeited and/or expired	(428)	16.77
Outstanding at December 29, 2019	11,937	$13.92	6.77	$98,316
Vested or expected to vest at December 29, 2019	11,814	$13.87	6.75	$97,896
Exercisable at December 29, 2019	7,482	$11.05	5.44	$83,113

The total intrinsic value of options exercised during 2019, 2018 and 2017 was $26,947, $62,744 and $14,624, respectively. The weighted average grant date fair value of stock options granted during 2019, 2018 and 2017 was $3.40, $4.12 and $3.12, respectively.

The weighted average grant date fair value of stock options was determined using the following assumptions:

	2019	2018	2017
Risk-free interest rate	1.57%	2.77%	1.94%
Expected option life in years	4.50	5.62	5.62
Expected volatility	23.55%	24.27%	23.88%
Expected dividend yield	2.03%	1.84%	1.82%

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

Restricted Shares

The Company grants RSAs and RSUs, which primarily cliff vest after 1 to 3 years. For the purposes of our disclosures, the term “Restricted Shares” applies to RSAs and RSUs collectively unless otherwise noted. The fair value of Restricted Shares granted is determined using the average of the high and low trading prices of our common stock on the date of grant.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes activity of Restricted Shares during 2019:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 30, 2018	1,321	$13.65
Granted	358	19.51
Vested	(521)	11.45
Forfeited	(87)	15.78
Non-vested at December 29, 2019	1,071	$16.46

The total fair value of Restricted Shares that vested in 2019, 2018 and 2017 was $9,996, $10,060 and $10,004, respectively.

Performance Shares

The Company grants performance-based awards to certain officers and key employees. The vesting of these awards is contingent upon meeting one or more defined operational or financial goals (a performance condition) or common stock share prices (a market condition). The quantity of shares awarded ranges from 0% to 200% of “Target,” as defined in the award agreement as the midpoint number of shares, based on the level of achievement of the performance and market conditions.

The fair values of the performance condition awards granted in 2019, 2018 and 2017 were determined using the average of the high and low trading prices of our common stock on the date of grant. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal.

The fair value of market condition awards granted in 2019, 2018 and 2017 were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the average of the high and low trading prices of our common stock on the date of grant.

The input variables are noted in the table below:

	2019	2018	2017
Risk-free interest rate	2.51%	2.38%	1.44%
Expected life in years	3.00	3.00	3.00
Expected volatility	23.19%	24.97%	25.06%
Expected dividend yield (a)	0.00%	0.00%	0.00%
_______________

(a)	The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table summarizes activity of performance shares at Target during 2019:

	Performance Condition Awards		Market Condition Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 30, 2018	598	$12.32	518	$14.22
Granted	155	17.85	130	21.36
Dividend equivalent units issued (a)	10	—	8	—
Vested (b)	(278)	9.44	(256)	10.25
Forfeited	(46)	16.13	(38)	19.56
Non-vested at December 29, 2019	439	$15.75	362	$19.09
_______________

(a)	Dividend equivalent units are issued in lieu of cash dividends for non-vested performance shares. There is no weighted average fair value associated with dividend equivalent units.

(b)	Performance condition awards and market condition awards exclude the vesting of an additional 169 and 157 shares, respectively, which resulted from the performance of the awards exceeding Target.

The total fair value of performance condition awards that vested in 2019, 2018 and 2017 was $7,720, $3,681 and $5,666, respectively. The total fair value of market condition awards that vested in 2019 and 2018 was $7,135 and $3,143, respectively. No market condition awards vested in 2017.

Modifications of Share-Based Awards

During 2019, 2018 and 2017, the Company modified the terms of awards granted to ten, eight and 31 employees, respectively, in connection with its IT realignment and G&A realignment plans discussed in Note 5. These modifications resulted in the accelerated vesting of certain stock options in connection with the termination of such employees. As a result, during 2019, 2018 and 2017, the Company recognized an increase in share-based compensation of $1,011, $1,238 and $4,930, respectively, which was included in “Reorganization and realignment costs.”

Share-Based Compensation

Total share-based compensation and the related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

	Year Ended
	2019	2018	2017
Stock options	$7,685	$7,172	$6,923
Restricted shares (a)	5,762	6,030	5,778
Performance shares:
Performance condition awards	2,195	1,491	1,764
Market condition awards	2,023	1,987	1,533
Modifications, net	1,011	1,238	4,930
Share-based compensation	18,676	17,918	20,928
Less: Income tax benefit	(2,990)	(3,418)	(4,985)
Share-based compensation, net of income tax benefit	$15,686	$14,500	$15,943
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)
2019, 2018 and 2017 include $396, $319 and $197, respectively, related to retention awards in connection with the Company’s G&A realignment plan, which is included in “Reorganization and realignment costs.” See Note 5 for further information.

As of December 29, 2019, there was $20,978 of total unrecognized share-based compensation, which will be recognized over a weighted average amortization period of 2.11 years.

(17) Impairment of Long-Lived Assets

The Company records impairment charges as a result of (1) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, including any subsequent lease modifications, (2) the deterioration in operating performance of certain Company-operated restaurants and (3) closing Company-operated restaurants and classifying such surplus properties as held for sale.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets:”

	Year Ended
	2019	2018	2017
Restaurants leased or subleased to franchisees	$5,308	$283	$244
Company-operated restaurants	294	4,060	3,169
Surplus properties	1,397	354	684
	$6,999	$4,697	$4,097

(18) Investment Income, Net

	Year Ended
	2019	2018	2017
Gain on sale of investments, net (a) (b)	$24,496	$450,000	$2,570
Other than temporary loss on other investments in equity securities	—	—	(258)
Other, net	1,102	736	391
	$25,598	$450,736	$2,703
_______________

(a)
In October 2019, the Company received a $25,000 cash settlement related to a previously held investment. As a result, the Company recorded $24,366 to “Investment income, net” and $634 to “General and administrative” for the reimbursement of related costs.

(b)	During 2018, the Company sold its remaining ownership interest in Inspire Brands for $450,000. See Note 8 for further information.

(19) Retirement Benefit Plans

401(k) Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for employees who meet certain minimum requirements and elect to participate. The 401(k) Plan permits employees to contribute up to 75% of their compensation, subject to certain limitations, and provides for matching employee contributions up to 4% of compensation and for discretionary profit sharing contributions. In connection with the matching and profit sharing contributions, the Company recognized compensation expense of $4,631, $4,619 and $4,704 in 2019, 2018 and 2017, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Pension Plans

The Company maintained two domestic qualified defined benefit plans, the benefits under which were frozen in 1988 and for which the Company had no unrecognized prior service cost. Arby’s employees who were eligible to participate through 1988 (the “Eligible Arby’s Employees”) were covered under one of these plans. Pursuant to the terms of the Arby’s sale agreement, Wendy’s Restaurants retained the liabilities related to the Eligible Arby’s Employees under these plans and received $400 from the buyer for the unfunded liability related to the Eligible Arby’s Employees. The measurement date used by the Company in determining amounts related to its defined benefit plans was the same as the Company’s fiscal year end. During 2018, the Company terminated the defined benefit plans, resulting in a settlement loss of $1,335 recorded to “Reorganization and realignment costs.”

Wendy’s Executive Plans

In conjunction with the Wendy’s Merger, amounts due under supplemental executive retirement plans (collectively, the “SERP”) were funded into a restricted account. As of January 1, 2011, participation in the SERP was frozen to new entrants and future contributions, and existing participants’ balances only earn annual interest. The corresponding SERP liabilities have been included in “Accrued expenses and other current liabilities” and “Other liabilities” and, in the aggregate, were $662 and $1,257 as of December 29, 2019 and December 30, 2018, respectively.

Effective January 1, 2017, the Company implemented a non-qualified, unfunded deferred compensation plan for management and highly compensated employees, whereby participants may defer all or a portion of their base compensation and certain incentive awards on a pre-tax basis. The Company credits the amounts deferred with earnings based on the investment options selected by the participants. The Company may also make discretionary contributions to the plan. The total of participant deferrals was $774 and $444 at December 29, 2019 and December 30, 2018, respectively, which were included in “Other liabilities.”

(20) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At December 29, 2019, Wendy’s and its franchisees operated 6,788 Wendy’s restaurants. Of the 357 Company-operated Wendy’s restaurants at December 29, 2019, Wendy’s owned the land and building for 143 restaurants, owned the building and held long-term land leases for 145 restaurants and held leases covering the land and building for 69 restaurants. Wendy’s also owned 512 and leased 1,248 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

Company as Lessee

The components of lease cost for 2019 are as follows:

Year Ended
2019
Finance lease cost:
Amortization of finance lease assets	$11,241
Interest on finance lease liabilities	37,012
48,253
Operating lease cost	90,537
Variable lease cost (a)	58,978
Short-term lease cost	4,717
Total operating lease cost (b)	154,232
Total lease cost	$202,485
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)	Includes expenses for executory costs of $37,758, for which the Company is reimbursed by sublessees.

(b)
Includes $123,899 recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees and $27,419 recorded to “Cost of sales” for leases for Company-operated restaurants.

The components of rental expense for operating leases for 2018 and 2017, as accounted for under previous guidance, were as follows:

	Year Ended
	2018	2017
Rental expense:
Minimum rentals	$95,749	$90,889
Contingent rentals	18,971	19,021
Total rental expense (a)	$114,720	$109,910
_______________

(a)
Amounts include rental expense related to (1) leases for Company-operated restaurants recorded to “Cost of sales,” (2) leased properties that are subsequently leased to franchisees recorded to “Franchise rental expense” and (3) leases for corporate offices and equipment recorded to “General and administrative.”

Accumulated amortization related to finance leases was $33,187 at December 30, 2018. Amortization of finance lease assets was $11,603 and $9,025 for 2018 and 2017, respectively.

The following table includes supplemental cash flow and non-cash information related to leases:

Year Ended
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$39,887
Operating cash flows from operating leases	91,824
Financing cash flows from finance leases	6,835
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	50,061
Operating lease liabilities	15,411

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table includes supplemental information related to leases:

Year End
December 29, 2019
Weighted-average remaining lease term (years):
Finance leases	17.1
Operating leases	15.4

Weighted average discount rate:
Finance leases	9.87%
Operating leases	5.09%

Supplemental balance sheet information:
Finance lease assets, gross	$242,889
Accumulated amortization	(42,745)
Finance lease assets	200,144
Operating lease assets	857,199

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of December 29, 2019:

	Finance Leases		Operating Leases
Fiscal Year	Company-Operated	Franchise and Other	Company-Operated	Franchise and Other
2020	$3,088	$47,041	$19,971	$70,301
2021	3,220	46,932	19,783	70,272
2022	3,270	48,079	19,473	70,176
2023	3,223	49,709	19,439	70,026
2024	3,316	50,069	19,385	69,901
Thereafter	40,096	664,005	183,460	755,026
Total minimum payments	$56,213	$905,835	$281,511	$1,105,702
Less interest	(24,543)	(445,653)	(86,422)	(359,279)
Present value of minimum lease payments (a) (b)	$31,670	$460,182	$195,089	$746,423
_______________

(a)	The present value of minimum finance lease payments of $11,005 and $480,847 are included in “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively.

(b)
The present value of minimum operating lease payments of $43,775 and $897,737 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

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

Company as Lessor

The components of lease income for 2019 are as follows:

Year Ended
2019
Sales-type and direct-financing leases:
Selling profit	$2,285
Interest income (a)	26,333

Operating lease income	176,629
Variable lease income	56,436
Franchise rental income (b)	$233,065
_______________

(a)	Included in “Interest expense, net.”

(b)	Includes sublease income of $171,126 recognized during 2019, of which $37,739 represents lessees’ variable payments to the Company for executory costs.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The components of rental income for operating leases and subleases for 2018 and 2017, as accounted for under previous guidance, were as follows:

	Year Ended
	2018	2017
Rental income:
Minimum rentals	$184,154	$169,857
Contingent rentals	19,143	20,246
Total rental income (a)	$203,297	$190,103
_______________

(a)	Amounts include sublease income of $138,363 and $126,814 recognized during 2018 and 2017, respectively.

During 2018 and 2017, the Company recognized $27,638 and $22,869 in interest income related to our direct financing leases, respectively, which is included in “Interest expense, net.”

The following table illustrates the Company’s future minimum rental receipts for non-cancelable leases and subleases as of December 29, 2019:

	Sales-Type and Direct Financing Leases		Operating Leases
Fiscal Year	Subleases	Owned Properties	Subleases	Owned Properties
2020	$28,948	$2,036	$110,212	$52,927
2021	30,066	2,068	111,232	54,716
2022	30,741	2,148	112,198	56,189
2023	31,780	2,192	113,064	56,394
2024	32,081	2,200	113,123	57,497
Thereafter	461,553	24,915	1,223,729	804,606
Total future minimum receipts	615,169	35,559	$1,783,558	$1,082,329
Unearned interest income	(371,918)	(19,058)
Net investment in sales-type and direct financing leases (a)	$243,251	$16,501
_______________

(a)
The present value of minimum direct financing rental receipts of $3,146 and $256,606 are included in “Accounts and notes receivable, net” and “Net investment in sales-type and direct financing leases,” respectively. The present value of minimum direct financing rental receipts includes a net investment in unguaranteed residual assets of $197.

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

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	Year End
	December 29, 2019	December 30, 2018
Land	$281,792	$272,234
Buildings and improvements	311,047	312,672
Restaurant equipment	1,727	2,443
	594,566	587,349
Accumulated depreciation and amortization	(157,130)	(143,313)
	$437,436	$444,036

(21) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Franchisee Image Activation Incentive Programs

In order to promote new restaurant development, Wendy’s has an incentive program for franchisees that provides for reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants opened by December 31, 2020, with the value of the incentives declining in the later years of the program. In addition, during 2018, Wendy’s announced a restaurant development incentive program that provides for incremental reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants for existing franchisees that sign up for the program and commit to incremental development of new Wendy’s restaurants under a new development agreement. Wendy’s also provides franchisees with the option of an early 20-year renewal of their franchise agreement upon completion of reimaging utilizing certain approved Image Activation remodel designs.

Wendy’s also had incentive programs for 2017 available to franchisees that commenced Image Activation restaurant remodels by December 15, 2017. The remodel incentive programs provided for reductions in royalty payments for one year after the completion of construction.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Other Loan Guarantees

Wendy’s provides loan guarantees to various lenders on behalf of franchisees entering into debt arrangements for equipment financing. Wendy’s has accrued a liability for the fair value of these guarantees, the calculation of which was based upon a weighted average risk percentage established at the inception of each program which has been adjusted for a history of defaults. Wendy’s potential recourse for the aggregate amount of these loans amounted to $6 as of December 29, 2019. As of December 29, 2019, the fair value of these guarantees totaled $1 and is included in “Other liabilities.”

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $75,626 as of December 29, 2019. These leases extend through 2056. We have not received any notice of default related to these leases as of December 29, 2019. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Insurance

Wendy’s is self-insured for most workers’ compensation losses and purchases insurance for general liability and automotive liability losses, all subject to a $500 per occurrence retention or deductible limit. Wendy’s determines its liability for claims incurred but not reported for the insurance liabilities on an actuarial basis. As of December 29, 2019, the Company had $20,588 recorded for these insurance liabilities. Wendy’s is self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations and determines its liability for health care claims incurred but not reported based on historical claims runoff data. As of December 29, 2019, the Company had $2,349 recorded for these health care insurance liabilities.

Letters of Credit

As of December 29, 2019, the Company had outstanding letters of credit with various parties totaling $25,106. The outstanding letters of credit include amounts outstanding against the Class A-1 Notes. See Note 12 for further information. We do not expect any material loss to result from these letters of credit.

Purchase and Capital Commitments

Beverage Agreement

The Company has an agreement with a beverage vendor, which provides fountain beverage products and certain marketing support funding to the Company and its franchisees. This agreement requires minimum purchases of certain fountain beverages (“Fountain Beverages”) by the Company and its franchisees at agreed upon prices until the total contractual gallon volume usage is reached. This agreement also provides for an annual advance to be paid to the Company based on the vendor’s expectation of the Company’s annual Fountain Beverages usage, which is amortized over actual usage during the year. In January 2019, the Company amended its contract with the beverage vendor, which now expires at the later of reaching a minimum usage requirement or December 31, 2025. Beverage purchases made by the Company under this agreement during 2019, 2018 and 2017 were $11,440, $10,108 and $9,370, respectively. The Company estimates future annual purchases to be approximately $11,000 in 2020, $11,300 in 2021, $11,800 in 2022, $12,300 in 2023 and $12,800 in 2024 based on current pricing and the expected ratio of usage at Company-operated restaurants to franchised restaurants. As of December 29, 2019, $2,542 is due to the beverage vendor and is included in “Accounts payable,” principally for annual estimated payments that exceeded usage under this agreement.

IT Services Agreement

In December 2019, the Company entered into an agreement to partner with a third-party global IT consultant on the Company’s new IT organization structure to leverage the consultant’s global capabilities, which the Company believes will enable a more seamless integration between its digital and corporate IT assets. Costs incurred by the Company under this agreement were $1,386 during 2019. The Company’s unconditional purchase obligations under the agreement are approximately $16,800 in 2020, $17,200 in 2021, $15,400 in 2022, $13,000 in 2023 and $12,200 in 2024. As of December 29, 2019, $1,046 is due to the consultant and is included in “Accrued expenses and other current liabilities.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Marketing Agreement

The Company has an agreement with two national broadcasters that grants the Company certain marketing and media rights. Costs incurred by the Company under this agreement were approximately $11,000 in each of 2019 and 2018, which are included in “Advertising funds expense.” The Company’s unconditional purchase obligations under the agreement are approximately $15,500 in 2020, $12,400 in 2021, $12,900 in 2022, $13,400 in 2023 and $12,700 in 2024.

(22) Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties:

	Year Ended
	2019	2018	2017
Transactions with QSCC:
Wendy’s Co-Op (a)	$(504)	$(470)	$(987)
Lease income (b)	(217)	(215)	(217)
TimWen lease and management fee payments (c)	$16,660	$13,044	$12,360
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

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $504, $470 and $987 in 2019, 2018 and 2017, respectively, which are included as a reduction of “Cost of sales.”

(b)
Pursuant to a lease agreement entered into on January 1, 2017, Wendy’s leased 14,333 square feet of office space to QSCC for an annual base rental of $215. The lease expires on December 31, 2020. In November 2018, the lease agreement was amended to increase the leased square footage to 14,493 and to increase the annual base rental to $217. The Company received $217, $215 and $217 of lease income from QSCC during 2019, 2018 and 2017, respectively, which has been recorded to “Franchise rental income.”

TimWen lease and management fee payments

(c)
A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $16,867, $13,256 and $12,572 under these lease agreements during 2019, 2018 and 2017, respectively. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $207, $212 and $212 during 2019, 2018 and 2017, respectively, which has been included as a reduction to “General and administrative.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(23) Legal and Environmental Matters

The Company is involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. We believe we have adequate accruals for continuing operations for all of our legal and environmental matters, including the accrual that we recorded for the legal proceedings related to a cybersecurity incident as described below. See Note 11 for further information on the accrual. We cannot estimate the aggregate possible range of loss for our existing litigation and claims for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows of a particular reporting period.

The Company was named as a defendant in putative class action lawsuits alleging, among other things, that the Company failed to safeguard customer credit card information and failed to provide notice that credit card information had been compromised in connection with the cybersecurity incidents described herein.  Jonathan Torres and other consumers filed an action in the U.S. District Court for the Middle District of Florida (the “Torres Case”). On August 23, 2018, the court preliminarily approved a class-wide settlement of the Torres Case. On February 26, 2019, the court granted final approval of the settlement agreement. At this time, the Torres Case has been dismissed with prejudice (with no appeal taken), all claims and other amounts payable per the terms of the settlement agreement have been paid, and the matter is considered closed.

Certain financial institutions also filed class actions lawsuits in the U.S. District Court for the Western District of Pennsylvania, which seek to certify a nationwide class of financial institutions that issued payment cards that were allegedly impacted in connection with the cybersecurity incidents described herein.  Those cases were consolidated into a single case (the “FI Case”). On February 26, 2019, the court preliminarily approved a class-wide settlement of the FI Case. On November 6, 2019, the court granted final approval of the settlement agreement. Under the terms of the settlement agreement, a settlement class of financial institutions received $50,000, inclusive of attorneys’ fees and costs. After exhaustion of applicable insurance, the Company paid approximately $24,650 of this amount in January 2020. In exchange, the Company and its franchisees received a full release of all claims that have or could have been brought by financial institutions who did not opt out of the settlement. During 2018, the Company recorded a liability of $50,000 and insurance receivables of $22,500 for the FI Case. During 2019, as a result of cost savings related to the settlement of the Torres Case, the Company adjusted its insurance receivables for the FI Case to approximately $25,000. See Note 11 for further information.

Certain of the Company’s present and former directors have been named in two putative shareholder derivative complaints arising out of the cybersecurity incidents described herein.  The first case, brought by James Graham in the U.S. District Court for the Southern District of Ohio (the “Graham Case”), asserts claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and gross mismanagement, and additionally names one non-director executive officer of the Company.  The second case, brought by Thomas Caracci in the U.S. District Court for the Southern District of Ohio (the “Caracci Case”), asserts claims of breach of fiduciary duty and violations of Section 14(a) and Rule 14a-9 of the Securities Exchange Act of 1934.  Collectively, the plaintiffs seek a judgment on behalf of the Company for all damages incurred or that will be incurred as a result of the alleged wrongful acts or omissions, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the named individual defendants, a judgment directing the Company to reform its governance and internal procedures, attorneys’ fees and other costs.  The Graham Case and the Caracci Case have been consolidated and on December 21, 2018, the court issued an order naming Graham and his counsel as lead in the case. On January 31, 2019, Graham filed a consolidated verified shareholder derivative complaint with the court. On January 24, 2020, the court granted preliminary approval of the settlement filed in this case. The settlement is subject to the notice and objection provisions set forth therein, and to final approval by the court. If approved, the settlement will resolve and dismiss the claims asserted in these actions.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(24) Advertising Costs and Funds

We maintain U.S. and Canadian national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs. Contributions to the Advertising Funds are required from both Company-operated and franchised restaurants and are based on a percentage of restaurant sales. In addition to the contributions to the Advertising Funds, Company-operated and franchised restaurants make additional contributions to other local and regional advertising programs.

Restricted assets and related liabilities of the Advertising Funds at December 29, 2019 and December 30, 2018 are as follows:

	Year End
	December 29, 2019	December 30, 2018
Cash and cash equivalents	$23,973	$25,247
Accounts receivable, net	54,394	47,332
Other assets	4,009	3,930
Advertising funds restricted assets	$82,376	$76,509

Accounts payable	$66,749	$62,033
Accrued expenses and other current liabilities	17,446	18,120
Advertising funds restricted liabilities	$84,195	$80,153

Advertising expenses included in “Cost of sales” totaled $29,954, $27,939 and $27,921 in 2019, 2018 and 2017, respectively.

(25) Geographic Information

The table below presents revenues and properties information by geographic area:

	U.S.	Canada	Other International	Total
2019
Revenues	$1,606,619	$80,903	$21,480	$1,709,002
Properties	941,607	35,283	110	977,000

2018
Revenues	$1,495,639	$74,626	$19,671	$1,589,936
Properties	990,992	32,155	120	1,023,267

2017
Revenues	$1,154,873	$50,431	$18,104	$1,223,408
Properties	1,032,151	30,586	132	1,062,869

(26) Segment Information

As a result of the realignment of our management and operating structure during 2019 as discussed in Note 5, the Company adopted a new segment reporting structure beginning in the fourth quarter of 2019. As part of this new structure, the Company made the following changes: (1) it combined its Canadian business with its International segment and (2) it separated its real estate and development operations into its own segment. These changes were designed to increase efficiencies and to accelerate long-term growth. Prior period segment results have been revised to reflect these changes.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The Company is now comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Wendy’s International includes the franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our TimWen real estate joint venture. In addition, Global Real Estate & Development earns fees from facilitating Franchise Flips and providing other development-related services to franchisees. The Company measures segment profit based on segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Segment adjusted EBITDA excludes certain unallocated general and administrative expenses and other items that vary from period to period without correlation to the Company’s core operating performance. When the Company’s chief operating decision maker reviews balance sheet information, it is at a consolidated level. The accounting policies of the Company’s segments are the same as those described in Note 1.

Revenues by segment were as follows:

	Year Ended
	2019	2018	2017
Wendy’s U.S.	$1,404,307	$1,312,491	$986,738
Wendy’s International	68,198	67,630	43,696
Global Real Estate & Development	236,497	209,815	192,974
Total revenues	$1,709,002	$1,589,936	$1,223,408

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Year Ended
	2019	2018	2017
Wendy’s U.S.	$369,193	$355,455	$369,432
Wendy’s International	20,246	25,597	23,833
Global Real Estate & Development	107,116	110,632	94,782
Total segment profit	$496,555	$491,684	$488,047
Advertising funds surplus	1,337	4,153	—
Unallocated general and administrative (a)	(81,230)	(104,208)	(82,188)
Depreciation and amortization	(131,693)	(128,879)	(125,687)
System optimization gains (losses), net	1,283	463	(39,076)
Reorganization and realignment costs	(16,965)	(9,068)	(22,574)
Impairment of long-lived assets	(6,999)	(4,697)	(4,097)
Unallocated other operating income, net	291	444	333
Interest expense, net	(115,971)	(119,618)	(118,059)
Loss on early extinguishment of debt	(8,496)	(11,475)	—
Investment income, net	25,598	450,736	2,703
Other income, net	7,771	5,381	1,617
Income before income taxes	$171,481	$574,916	$101,019
_______________

(a)	Includes corporate overhead costs, such as employee compensation and related benefits. 2018 also includes the impact of legal reserves for a settlement of the FI Case of $27,500.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Net income (loss) of our equity method investments for the Brazil JV and TimWen are included in segment profit for the Wendy’s International and Global Real Estate & Development segments, respectively. Net income (loss) of equity method investments by segment was as follows:

	Year Ended
	2019	2018	2017
Wendy’s International	$(1,022)	$(1,344)	$(1,134)
Global Real Estate & Development	9,695	9,420	8,707
Total net income of equity method investments	$8,673	$8,076	$7,573

(27) Quarterly Financial Information (Unaudited)

The tables below set forth summary unaudited consolidated quarterly financial information for 2019 and 2018. The Company reports on a fiscal year typically consisting of 52 or 53 weeks ending on the Sunday closest to December 31. All of the Company’s fiscal quarters in 2019 and 2018 contained 13 weeks.

	2019 Quarter Ended (a)
	March 31	June 30	September 29	December 29
Revenues	$408,583	$435,348	$437,880	$427,191
Cost of sales	142,579	151,092	152,425	151,434
Operating profit	66,266	80,573	79,023	36,717
Net income	$31,894	$32,386	$46,127	$26,533
Basic income per share	$.14	$.14	$.20	$.12
Diluted income per share	$.14	$.14	$.20	$.11

	2018 Quarter Ended (b)
	April 1	July 1	September 30	December 30
Revenues	$380,564	$411,002	$400,550	$397,820
Cost of sales	132,219	138,154	139,348	138,867
Operating profit	55,262	71,483	77,348	45,799
Net income	$20,159	$29,876	$391,249	$18,831
Basic income per share	$.08	$.13	$1.65	$.08
Diluted income per share	$.08	$.12	$1.60	$.08
_______________

(a)
The Company’s consolidated statements of operations in fiscal 2019 were significantly impacted by investment income, net, franchise support and other costs, reorganization and realignment costs and loss on early extinguishment of debt. The pre-tax impact of investment income, net for the fourth quarter was $24,599 (see Note 8 for further information). The pre-tax impact of franchise support and other costs for the fourth quarter included approximately $16,400 to support U.S. franchisees in preparation for the launch of breakfast across the U.S. system on March 2, 2020. The pre-tax impact of reorganization and realignment costs for the fourth quarter was $12,194 (see Note 5 for further information). The pre-tax impact of loss on early extinguishment of debt for the second and fourth quarters was $7,150 and $1,346, respectively (see Note 12 for further information).

(b)
The Company’s consolidated statements of operations in fiscal 2018 were significantly impacted by investment income, net, reorganization and realignment costs, loss on early extinguishment of debt and legal reserves for the FI Case. The pre-tax impact of investment income, net for the third quarter was $450,133 and included the sale of our remaining ownership interest in Inspire Brands (see Note 8 for further information). The pre-tax impact of reorganization and realignment costs for the first, second, third and fourth quarters was $2,626, $3,124, $941 and $2,377, respectively (see Note 5 for further information). The pre-tax impact of loss on early extinguishment of debt for the first quarter was $11,475 (see Note 12 for further information). The pre-tax impact of legal reserves for the FI Case for the fourth quarter was $27,500 (see Note 23 for further information).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 29, 2019. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of December 29, 2019, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of December 29, 2019. The assessment was performed using the criteria for effective internal control reflected in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for the Company, the management of the Company believes that as of December 29, 2019, internal control over financial reporting of the Company was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated February 26, 2020 on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. As previously announced, the Company is realigning and reinvesting resources in its IT organization and partnering with a third-party global IT consultant, which will result in changes to the control environment in 2020. The Company will be evaluating the impact of these changes on the control environment and updating and implementing controls as appropriate throughout 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Wendy’s Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Wendy’s Company and subsidiaries (the “Company”) as of December 29, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding a change in accounting for leases and revenue.

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

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 26, 2020

Item 9B. Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to April 27, 2020 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

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

4.5
First Supplement, dated as of February 10, 2017, to the Base Indenture, dated as of June 1, 2015, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 of The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2017 (SEC file no. 001-02207).

4.6
Second Supplement to Base Indenture, dated as of January 17, 2018, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.2 of The Wendy’s Company Current Report on Form 8-K filed on January 17, 2018 (SEC file no. 001-02207).

4.7
Third Supplement to Base Indenture, dated as of February 4, 2019, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (SEC file no. 001-02207).

EXHIBIT NO.	DESCRIPTION
4.8
Fourth Supplement to the Base Indenture, dated as of June 26, 2019, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.2 of The Wendy’s Company Current Report on Form 8-K filed on June 26, 2019 (SEC file no. 001-02207).

10.1	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).**
10.2
First Amendment to Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.3
Second Amendment to The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.4
Form of Non-Incentive Stock Option Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.5
Form of Nonqualified Stock Option Award Agreement under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended October 1, 2017 (SEC file no. 001-02207).**

10.6
Form of Long Term Performance Unit Award Agreement for 2017 under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 2, 2017 (SEC file no. 001-02207).**

10.7
Form of Long Term Performance Unit Award Agreement for 2018 under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 1, 2018 (SEC file no. 001-02207).**

10.8
Form of Long Term Performance Unit Award Agreement for 2019 under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 31, 2019 (SEC file no. 001-02207).**

10.9	Form of Restricted Stock Unit Award Agreement under The Wendy’s Company 2010 Omnibus Award Plan.* **
10.10
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.11
Wendy’s International, LLC Executive Severance Pay Policy, effective as of December 14, 2015, incorporated herein by reference to Exhibit 10.41 to The Wendy’s Company Form 10-K for the fiscal year ended January 3, 2016 (SEC file no. 001-02207).**

10.12
Wendy’s International, LLC Deferred Compensation Plan, effective as of January 1, 2017, incorporated herein by reference to Exhibit 10.34 to The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2017 (SEC file no. 001-02207).**

10.13
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.14
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

10.17
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
10.18
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

10.19
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

10.20
Guarantee and Collateral Agreement, dated as of June 1, 2015, by and among Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.21
Management Agreement, dated as of June 1, 2015, by and among Wendy’s Funding, LLC, Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.22
Management Agreement Amendment, dated as of January 17, 2018, by and among Wendy’s Funding, LLC, as Master Issuer, certain subsidiaries of Wendy’s Funding, LLC party thereto, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on January 17, 2018 (SEC file no. 001-02207).

10.23
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

10.24
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 31, 2000 (SEC file no. 001-08116).

10.25
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207).

10.26
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.27
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

10.30
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).

10.31
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

EXHIBIT NO.	DESCRIPTION
10.32
Employment Letter between The Wendy’s Company and Todd Penegor dated as of May 8, 2013, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.33
Employment Letter between The Wendy’s Company and Robert Wright dated as of November 1, 2013, incorporated herein by reference to Exhibit 10.81 of The Wendy’s Company Annual Report on Form 10-K for the fiscal year ended December 29, 2013 (SEC file no. 001-02207).**

10.34
Employment Letter between The Wendy’s Company and Liliana Esposito dated as of May 8, 2014, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.35
Employment Letter between The Wendy’s Company and Kurt Kane dated as of March 27, 2015, incorporated herein by reference to Exhibit 10.8 of The Wendy’s Company Form 10-Q for the quarter ended June 28, 2015 (SEC file no. 001-02207).**

10.36
Employment Letter between The Wendy’s Company and David Trimm dated as of May 21, 2015, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended July 3, 2016 (SEC file no. 001-02207).**

10.37
Employment Letter between The Wendy’s Company and Gunther Plosch dated as of April 7, 2016, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended April 3, 2016 (SEC file no. 001-02207).**

10.38
Employment Letter between The Wendy’s Company and E. J. Wunsch dated as of September 6, 2016, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended October 2, 2016 (SEC file no. 001-02207).**

10.39
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.40
Form of Indemnification Agreement of The Wendy’s Company, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.41
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.42
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.43
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
101
The following financial information from The Wendy’s Company’s Annual Report on Form 10-K for the year ended December 29, 2019 formatted in Inline eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Annual Report on Form 10-K for the year ended December 29, 2019, formatted in Inline XBRL and contained in Exhibit 101.
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
February 26, 2020	By: /s/ TODD A. PENEGOR
Todd A. Penegor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2020 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Titles
/s/ TODD A. PENEGOR	President, Chief Executive Officer and Director
(Todd A. Penegor)	(Principal Executive Officer)
/s/ GUNTHER PLOSCH	Chief Financial Officer
(Gunther Plosch)	(Principal Financial Officer)
/s/ LEIGH A. BURNSIDE	Senior Vice President, Finance and Chief Accounting Officer
(Leigh A. Burnside)	(Principal Accounting Officer)
/s/ NELSON PELTZ	Chairman and Director
(Nelson Peltz)
/s/ PETER W. MAY	Vice Chairman and Director
(Peter W. May)
/s/ KRISTIN A. DOLAN	Director
(Kristin A. Dolan)
/s/ KENNETH W. GILBERT	Director
(Kenneth W. Gilbert)
/s/ DENNIS M. KASS	Director
(Dennis M. Kass)
/s/ JOSEPH A. LEVATO	Director
(Joseph A. Levato)
/s/ MICHELLE J. MATHEWS-SPRADLIN	Director
(Michelle J. Mathews-Spradlin)
/s/ MATTHEW H. PELTZ	Director
(Matthew H. Peltz)
/s/ PETER H. ROTHSCHILD	Director
(Peter H. Rothschild)
/s/ ARTHUR B. WINKLEBLACK	Director
(Arthur B. Winkleblack)