Form 10-Q
period 2020-03-29
Wendy's Co
filed 2020-05-06
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020

or

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
Yes ☐ No ☒

There were 222,692,815 shares of The Wendy’s Company common stock outstanding as of April 29, 2020.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	March 29, 2020	December 29, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$294,890	$300,195
Restricted cash	53,459	34,539
Accounts and notes receivable, net	80,999	117,461
Inventories	4,558	3,891
Prepaid expenses and other current assets	37,969	15,585
Advertising funds restricted assets	120,008	82,376
Total current assets	591,883	554,047
Properties	949,006	977,000
Finance lease assets	202,718	200,144
Operating lease assets	839,068	857,199
Goodwill	748,640	755,911
Other intangible assets	1,240,425	1,247,212
Investments	42,778	45,949
Net investment in sales-type and direct financing leases	258,816	256,606
Other assets	108,382	100,461
Total assets	$4,981,716	$4,994,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$150,918	$22,750
Current portion of finance lease liabilities	9,979	11,005
Current portion of operating lease liabilities	43,670	43,775
Accounts payable	22,537	22,701
Accrued expenses and other current liabilities	80,142	165,272
Advertising funds restricted liabilities	123,513	84,195
Total current liabilities	430,759	349,698
Long-term debt	2,244,930	2,257,561
Long-term finance lease liabilities	488,039	480,847
Long-term operating lease liabilities	881,005	897,737
Deferred income taxes	270,019	270,759
Deferred franchise fees	90,628	91,790
Other liabilities	125,261	129,778
Total liabilities	4,530,641	4,478,170
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 222,571 and 224,889 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,889,836	2,874,001
Retained earnings	173,366	185,725
Common stock held in treasury, at cost; 247,853 and 245,535 shares, respectively	(2,592,834)	(2,536,581)
Accumulated other comprehensive loss	(66,335)	(53,828)
Total stockholders’ equity	451,075	516,359
Total liabilities and stockholders’ equity	$4,981,716	$4,994,529
See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Unaudited)
Revenues:
Sales	$166,798	$167,697
Franchise royalty revenue and fees	101,705	101,953
Franchise rental income	57,856	58,452
Advertising funds revenue	78,601	80,481
	404,960	408,583
Costs and expenses:
Cost of sales	149,999	142,579
Franchise support and other costs	8,013	6,018
Franchise rental expense	29,301	32,451
Advertising funds expense	79,988	80,481
General and administrative	51,639	49,313
Depreciation and amortization	31,046	33,185
System optimization gains, net	(323)	(12)
Reorganization and realignment costs	3,910	798
Impairment of long-lived assets	4,587	1,486
Other operating income, net	(1,932)	(3,982)
	356,228	342,317
Operating profit	48,732	66,266
Interest expense, net	(28,525)	(29,082)
Other income, net	1,076	2,700
Income before income taxes	21,283	39,884
Provision for income taxes	(6,842)	(7,990)
Net income	$14,441	$31,894

Basic and diluted net income per share	$.06	$.14

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Unaudited)
Net income	$14,441	$31,894
Other comprehensive (loss) income:
Foreign currency translation adjustment	(12,507)	6,025
Other comprehensive (loss) income	(12,507)	6,025
Comprehensive income	$1,934	$37,919

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 29, 2019	$47,042	$2,874,001	$185,725	$(2,536,581)	$(53,828)	$516,359
Net income	—	—	14,441	—	—	14,441
Other comprehensive loss	—	—	—	—	(12,507)	(12,507)
Cash dividends	—	—	(26,793)	—	—	(26,793)
Repurchases of common stock, including accelerated share repurchase	—	15,000	—	(58,336)	—	(43,336)
Share-based compensation	—	4,539	—	—	—	4,539
Common stock issued upon exercises of stock options	—	280	—	1,330	—	1,610
Common stock issued upon vesting of restricted shares	—	(4,017)	—	726	—	(3,291)
Other	—	33	(7)	27	—	53
Balance at March 29, 2020	$47,042	$2,889,836	$173,366	$(2,592,834)	$(66,335)	$451,075

Balance at December 30, 2018	$47,042	$2,884,696	$146,277	$(2,367,893)	$(61,673)	$648,449
Net income	—	—	31,894	—	—	31,894
Other comprehensive income	—	—	—	—	6,025	6,025
Cash dividends	—	—	(23,069)	—	—	(23,069)
Repurchases of common stock	—	—	—	(29,370)	—	(29,370)
Share-based compensation	—	5,022	—	—	—	5,022
Common stock issued upon exercises of stock options	—	(205)	—	9,053	—	8,848
Common stock issued upon vesting of restricted shares	—	(8,874)	—	2,819	—	(6,055)
Cumulative effect of change in accounting principle	—	—	(1,105)	—	—	(1,105)
Other	—	24	(6)	37	—	55
Balance at March 31, 2019	$47,042	$2,880,663	$153,991	$(2,385,354)	$(55,648)	$640,694

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 29, 2020	March 31, 2019
	(Unaudited)
Cash flows from operating activities:
Net income	$14,441	$31,894
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	31,046	33,185
Share-based compensation	4,539	5,022
Impairment of long-lived assets	4,587	1,486
Deferred income tax	748	842
Non-cash rental expense, net	6,218	7,818
Change in operating lease liabilities	(10,611)	(10,496)
Net (recognition) receipt of deferred vendor incentives	(2,305)	8,033
System optimization gains, net	(323)	(12)
Distributions received from joint ventures, net of equity in earnings	180	415
Long-term debt-related activities, net	1,556	1,823
Changes in operating assets and liabilities and other, net	(69,445)	(17,989)
Net cash (used in) provided by operating activities	(19,369)	62,021
Cash flows from investing activities:
Capital expenditures	(12,629)	(11,215)
Acquisitions	—	(5,052)
Dispositions	195	—
Proceeds from sale of investments	—	130
Notes receivable, net	313	248
Net cash used in investing activities	(12,121)	(15,889)
Cash flows from financing activities:
Proceeds from long-term debt	153,315	—
Repayments of long-term debt	(14,334)	(5,813)
Repayments of finance lease liabilities	(1,967)	(1,881)
Repurchases of common stock	(45,137)	(30,929)
Dividends	(26,793)	(23,069)
Proceeds from stock option exercises	1,722	5,196
Payments related to tax withholding for share-based compensation	(3,402)	(6,055)
Net cash provided by (used in) financing activities	63,404	(62,551)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	31,914	(16,419)
Effect of exchange rate changes on cash	(5,086)	1,884
Net increase (decrease) in cash, cash equivalents and restricted cash	26,828	(14,535)
Cash, cash equivalents and restricted cash at beginning of period	358,707	486,512
Cash, cash equivalents and restricted cash at end of period	$385,535	$471,977

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$9,579	$5,125
Finance leases	9,274	13,810

	March 29, 2020	December 29, 2019
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$294,890	$300,195
Restricted cash	53,459	34,539
Restricted cash, included in Advertising funds restricted assets	37,186	23,973
Total cash, cash equivalents and restricted cash	$385,535	$358,707
See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of March 29, 2020 and the results of our operations and cash flows for the three months ended March 29, 2020 and March 31, 2019. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (the “Form 10-K”).

The novel coronavirus (COVID-19) pandemic has disrupted and is expected to continue to disrupt our business, which has materially affected and could continue to materially affect our financial condition and results of operations for an extended period of time. As such, the results of operations for the three months ended March 29, 2020 are not necessarily indicative of the results to be expected for the full 2020 fiscal year. We cannot predict whether, when or the manner in which the conditions surrounding the pandemic will change and cannot currently estimate the impact on our business in the short or long-term. See Note 9 for the debt-related actions taken by the Company in response to the COVID-19 pandemic and Note 11 for the impact of the COVID-19 pandemic on the recoverability of the Company’s long-lived assets.

The principal 100% owned subsidiary of the Company is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). The Company manages and internally reports its business in the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Certain prior period financial information has been revised to align with this segment reporting structure. See Note 19 for further information.

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

(2) New Accounting Standards

New Accounting Standards Adopted

Income Taxes

In December 2019, the FASB issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and the simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. The Company early adopted this amendment during the first quarter of 2020. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Fair Value Measurement

In August 2018, the FASB issued new guidance on disclosure requirements for fair value measurements. The objective of the new guidance is to provide additional information about assets and liabilities measured at fair value in the statement of financial position or disclosed in the notes to financial statements. New incremental disclosure requirements include the amount of fair value hierarchy level 3 changes in unrealized gains and losses and the range and weighted average used to develop significant unobservable inputs for level 3 fair value measurements. The Company adopted this guidance during the first quarter of 2020. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Goodwill Impairment

In January 2017, the FASB issued new guidance that simplifies the accounting for goodwill impairment by eliminating step two from the goodwill impairment test. The Company adopted this amendment during the first quarter of 2020. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Credit Losses

In June 2016, the FASB issued an amendment that requires the Company to use a current expected credit loss model that results in the immediate recognition of an estimate of credit losses that are expected to occur over the life of the financial instruments that are within the scope of the guidance, including trade receivables. The Company adopted this amendment during the first quarter of 2020. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

(3) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended March 29, 2020
Sales at Company-operated restaurants	$166,798	$—	$—	$166,798
Franchise royalty revenue	84,833	10,523	—	95,356
Franchise fees	5,285	473	591	6,349
Franchise rental income	—	—	57,856	57,856
Advertising funds revenue	74,125	4,476	—	78,601
Total revenues	$331,041	$15,472	$58,447	$404,960

Three Months Ended March 31, 2019
Sales at Company-operated restaurants	$167,697	$—	$—	$167,697
Franchise royalty revenue	84,378	10,465	—	94,843
Franchise fees	5,430	1,033	647	7,110
Franchise rental income	—	—	58,452	58,452
Advertising funds revenue	75,981	4,500	—	80,481
Total revenues	$333,486	$15,998	$59,099	$408,583

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	March 29, 2020 (a)	December 29, 2019 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$35,450	$39,188
Receivables, which are included in “Advertising funds restricted assets”	44,635	54,394
Deferred franchise fees (c)	99,611	100,689
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

(c)
Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $8,983 and $90,628 as of March 29, 2020, respectively, and $8,899 and $91,790 as of December 29, 2019, respectively.

Significant changes in deferred franchise fees are as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Deferred franchise fees at beginning of period	$100,689	$102,205
Revenue recognized during the period	(2,144)	(2,772)
New deferrals due to cash received and other	1,066	2,036
Deferred franchise fees at end of period	$99,611	$101,469

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2020 (a)	$7,434
2021	6,301
2022	5,971
2023	5,798
2024	5,594
Thereafter	68,513
$99,611
_______________

(a)	Represents franchise fees expected to be recognized for the remainder of 2020, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) Acquisitions

No restaurants were acquired from franchisees during the three months ended March 29, 2020. During the three months ended March 31, 2019, the Company acquired five restaurants from franchisees for total net cash consideration of $5,052. The Company did not incur any material acquisition-related costs associated with the acquisitions during the three months ended March 31, 2019 and such transactions were not significant to our condensed consolidated financial statements. The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for restaurants acquired from franchisees:

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

(5) System Optimization Gains, Net

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to reduce its ownership below the approximately 5% level, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During the three months ended March 29, 2020, the Company facilitated three Franchise Flips. No Franchise Flips were facilitated by the Company during the three months ended March 31, 2019. During the next twelve months, the Company expects to sell 43 Company-operated restaurants in New York to franchisees. The Company expects to retain its Company-operated restaurants in Manhattan.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended
	March 29, 2020	March 31, 2019
Post-closing adjustments on sales of restaurants (a)	$345	$(8)
(Loss) gain on sales of other assets, net (b)	(22)	20
System optimization gains, net	$323	$12
_______________

(a)
The three months ended March 29, 2020 represents the recognition of deferred gains as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

(b)	During the three months ended March 29, 2020, the Company received cash proceeds of $195 primarily from the sale of surplus properties.

Assets Held for Sale

	March 29, 2020	December 29, 2019
Number of restaurants classified as held for sale	43	—
Net restaurant assets held for sale (a)	$20,278	$—
Other assets held for sale (b)	$1,804	$1,437
_______________

(a)
Net restaurant assets held for sale include the New York Company-operated restaurants we expect to sell during the next twelve months and consist primarily of cash, inventory, property and an estimate of allocable goodwill.

(b)	Other assets held for sale primarily consist of surplus properties.

Assets held for sale are included in “Prepaid expenses and other current assets.”

(6) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended
	March 29, 2020	March 31, 2019
IT realignment	$3,559	$—
G&A realignment	267	782
System optimization initiative	84	16
Reorganization and realignment costs	$3,910	$798

Information Technology (“IT”) Realignment

In December 2019, our Board of Directors approved a plan to realign and reinvest resources in the Company’s IT organization to strengthen its ability to accelerate growth. The Company is partnering with a third-party global IT consultant on this new structure to leverage their global capabilities, which the Company believes will enable a more seamless integration between its digital and corporate IT assets. The Company expects that the realignment plan will reduce certain employee compensation and other related costs that the Company intends to reinvest back into IT to drive additional capabilities and capacity across all of its technology platforms. The Company expects the majority of the impact of the realignment plan to occur at its Restaurant Support Center in Dublin, Ohio. The Company expects to incur total costs aggregating approximately $13,000 to $15,000 related to the

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

plan. During the three months ended March 29, 2020, the Company recognized costs totaling $3,559, which primarily included third-party and other costs. The Company expects to incur additional costs aggregating approximately $1,500, comprised primarily of third-party and other costs. The Company expects to recognize the majority of the remaining costs associated with the plan during the second quarter of 2020.

The following is a summary of the activity recorded as a result of the IT realignment plan:

	Three Months Ended	Total Incurred Since Inception
	March 29, 2020
Severance and related employee costs	$145	$7,693
Recruitment and relocation costs	171	171
Third-party and other costs	3,243	4,629
	3,559	12,493
Share-based compensation (a)	—	193
Total IT realignment	$3,559	$12,686
_______________

(a)	Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our IT realignment plan.

The table below presents a rollforward of our accruals for the plan, which are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $6,744 and $237 as of March 29, 2020, respectively.

	Balance December 29, 2019	Charges	Payments	Balance March 29, 2020
Severance and related employee costs	$7,548	$145	$(712)	$6,981
Recruitment and relocation costs	—	171	(171)	—
Third-party and other costs	1,076	3,243	(4,319)	—
	$8,624	$3,559	$(5,202)	$6,981

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. Additionally, the Company announced in May 2019 changes to its management and operating structure that included the creation of two new positions, a President, U.S and Chief Commercial Officer and a President, International and Chief Development Officer, and the elimination of the Chief Operations Officer position. During the three months ended March 29, 2020 and March 31, 2019, the Company recognized costs related to the plan totaling $267 and $782, respectively, which primarily included severance and related employee costs and share-based compensation. The Company does not expect to incur any additional material costs under the plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded as a result of the G&A realignment plan:

	Three Months Ended		Total Incurred Since Inception
	March 29, 2020	March 31, 2019
Severance and related employee costs	$152	$472	$24,390
Recruitment and relocation costs	15	114	2,531
Third-party and other costs	1	16	2,211
	168	602	29,132
Share-based compensation (a)	99	180	7,997
Termination of defined benefit plans	—	—	1,335
Total G&A realignment	$267	$782	$38,464
_______________

(a)	Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our G&A realignment plan.

The accruals for our G&A realignment plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $3,781 and $408 as of March 29, 2020, respectively, and $4,730 and $765 as of March 31, 2019, respectively. The tables below present a rollforward of our accruals for the plan.

	Balance December 29, 2019	Charges	Payments	Balance March 29, 2020
Severance and related employee costs	$5,276	$152	$(1,306)	$4,122
Recruitment and relocation costs	83	15	(31)	67
Third-party and other costs	—	1	(1)	—
	$5,359	$168	$(1,338)	$4,189

	Balance December 30, 2018	Charges	Payments	Balance March 31, 2019
Severance and related employee costs	$7,241	$472	$(2,218)	$5,495
Recruitment and relocation costs	83	114	(197)	—
Third-party and other costs	—	16	(16)	—
	$7,324	$602	$(2,431)	$5,495

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. The Company has incurred costs of $72,365 under the initiative since inception and does not expect to incur any material additional costs under the plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(7) Cash and Receivables

	March 29, 2020	December 29, 2019
Cash and cash equivalents
Cash	$174,617	$185,203
Cash equivalents	120,273	114,992
	294,890	300,195
Restricted cash
Accounts held by trustee for the securitized financing facility	53,127	34,209
Other	332	330
	53,459	34,539
Advertising Funds (a)	37,186	23,973
	90,645	58,512
Total cash, cash equivalents and restricted cash	$385,535	$358,707
_______________

(a)	Included in “Advertising funds restricted assets.”

	March 29, 2020			December 29, 2019
	Gross	Allowance for Doubtful Accounts	Net	Gross	Allowance for Doubtful Accounts	Net
Accounts and Notes Receivable, Net
Current
Accounts receivable (a)	$71,750	$(3,881)	$67,869	$103,852	$(3,314)	$100,538
Notes receivable from franchisees (b) (c) (d)	18,635	(5,505)	13,130	23,628	(6,705)	16,923
	$90,385	$(9,386)	$80,999	$127,480	$(10,019)	$117,461
Non-current (e)
Notes receivable from franchisees (d)	$5,623	$—	$5,623	$1,617	$—	$1,617
_______________

(a)
Includes accrued interest receivables, net of $1,008 and $1,304 and income tax refund receivables $9,764 and $13,555 as of March 29, 2020 and December 29, 2019, respectively. Additionally, 2019 includes receivables of $25,350 related to insurance coverage for the financial institutions case.

(b)	Includes the current portion of sales-type and direct financing lease receivables of $3,438 and $3,146 as of March 29, 2020 and December 29, 2019, respectively.

(c)
Includes a note receivable from a franchisee in India totaling $1,000 as of March 29, 2020 and December 29, 2019. As of March 29, 2020 and December 29, 2019, the Company had a reserve of $985 on the loan outstanding to the franchisee in India.

Included a note receivable from a U.S. franchisee totaling $1,000 as of December 29, 2019. The note was repaid during the three months ended March 29, 2020.

(d)
Includes a note receivable from a franchisee in Indonesia, of which $1,097 and $1,262 are included in current notes receivable and $1,273 and $1,617 are included in non-current notes receivable as of March 29, 2020 and December 29, 2019, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Includes notes receivable related to a joint venture for the operation of Wendy’s restaurants in Brazil (the “Brazil JV”), of which $11,800 and $15,920 are included in current notes receivable as of March 29, 2020 and December 29, 2019, respectively, and $4,350 is included in non-current notes receivable as of March 29, 2020. As of March 29, 2020 and December 29, 2019, the Company had reserves of $4,520 and $5,720, respectively, on the loans outstanding related to the Brazil JV.

(e)	Included in “Other assets.”

Reserve estimates include consideration of the likelihood of default expected over the estimated life of the receivable. The Company periodically assesses the need for an allowance for doubtful accounts on its receivables based upon several key credit quality indicators such as outstanding past due balances, the financial strength of the obligor, the estimated fair value of any underlying collateral and agreement characteristics. We believe that our vulnerability to risk concentrations in our receivables is mitigated by (1) favorable historical collectability on past due balances, (2) recourse to the underlying collateral regarding sales-type and direct financing lease receivables, and (3) our expectations for fluctuations in general market conditions. Receivables are considered delinquent once they are contractually past due under the terms of the underlying agreements. As of March 29, 2020, there were no material receivables more than one year past due.

The following is an analysis of the allowance for doubtful accounts:

	Accounts Receivable	Notes Receivable	Total
Three Months Ended March 29, 2020
Balance at December 29, 2019	$3,314	$6,705	$10,019
Provision for doubtful accounts	588	(8)	580
Uncollectible accounts written off, net of recoveries	(21)	(1,192)	(1,213)
Balance at March 29, 2020	$3,881	$5,505	$9,386

Three Months Ended March 31, 2019
Balance at December 30, 2018	$4,940	$2,000	$6,940
Provision for doubtful accounts	(570)	594	24
Uncollectible accounts written off, net of recoveries	(123)	6	(117)
Balance at March 31, 2019	$4,247	$2,600	$6,847

(8) Investments

Equity Investments

Wendy’s has a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand. (Tim Hortons is a registered trademark of Tim Hortons USA Inc.) In addition, a wholly-owned subsidiary of Wendy’s has a 20% share in the Brazil JV. The Company has significant influence over these investees. Such investments are accounted for using the equity method of accounting, under which our results of operations include our share of the income (loss) of the investees in “Other operating income, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Three Months Ended
	March 29, 2020	March 31, 2019
Balance at beginning of period	$45,310	$47,021

Equity in earnings for the period	1,985	2,397
Amortization of purchase price adjustments (a)	(562)	(566)
	1,423	1,831
Distributions received	(1,603)	(2,246)
Foreign currency translation adjustment included in “Other comprehensive (loss) income” and other	(2,991)	1,166
Balance at end of period	$42,139	$47,772
_______________

(a)	Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

(9) Long-Term Debt

Long-term debt consisted of the following:

	March 29, 2020	December 29, 2019
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	$395,000	$398,000
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	444,375	447,750
Series 2018-1 Class A-2 Notes:
3.573% Series 2018-1 Class A-2-I Notes, anticipated repayment date 2025	439,875	441,000
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	464,313	465,500
Series 2015-1 Class A-2 Notes:
4.497% Series 2015-1 Class A-2-III Notes, anticipated repayment date 2025	477,500	478,750
Series 2019-1 Class A-1 Variable Funding Senior Secured Notes	120,000	—
Canadian revolving credit facility	3,918	—
7% debentures, due in 2025	83,126	82,837
Unamortized debt issuance costs	(32,259)	(33,526)
	2,395,848	2,280,311
Less amounts payable within one year	(150,918)	(22,750)
Total long-term debt	$2,244,930	$2,257,561

Senior Notes

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. Under this facility, in June 2019, the Master Issuer also issued outstanding Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”), which allows for the borrowing of up to $150,000 from time to time on a revolving basis using various credit instruments, including a letter of credit facility. In March 2020, the Company drew down $120,000 under the Class A-1 Notes. As a result, as of March 29, 2020, the Company had outstanding borrowings of $120,000 under the Class A-1 Notes. The increased borrowing was taken as a precautionary measure to provide enhanced financial flexibility considering the uncertain market conditions arising from the COVID-19 pandemic. The Class A-1 Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate (“LIBOR”)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Class A-1 Note agreement. As of March 29, 2020, $24,756 of letters of credit were outstanding against the Class A-1 Notes, which relate primarily to interest reserves required under the Indenture.

Other Long-Term Debt

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6,000, which bears interest at the Bank of Montreal Prime Rate. The debt is guaranteed by Wendy’s. In March 2020, the Company drew down C$5,500 under the revolving credit facility. As a result, as of March 29, 2020, the Company had outstanding borrowings of C$5,500 under the revolving credit facility.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000, which was established to fund the advertising fund operations and bears interest at LIBOR plus 2.75%. In February 2020, the Company drew down $4,397 under the revolving line of credit, which the Company repaid in February 2020. In March 2020, the Company drew down $25,000 under the revolving line of credit. As a result, as of March 29, 2020, the Company had outstanding borrowings of $25,000 under the revolving line of credit, which is included in “Advertising funds restricted liabilities.”

The increased borrowings were taken as precautionary measures to provide enhanced financial flexibility considering the uncertain market conditions arising from the COVID-19 pandemic.

(10) Fair Value Measurements

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 29, 2020		December 29, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$120,273	$120,273	$114,992	$114,992	Level 1
Other investments in equity securities (a)	639	1,032	639	1,649	Level 3

Financial liabilities
Series 2019-1 Class A-2-I Notes (b)	395,000	360,315	398,000	405,152	Level 2
Series 2019-1 Class A-2-II Notes (b)	444,375	395,058	447,750	459,136	Level 2
Series 2018-1 Class A-2-I Notes (b)	439,875	408,274	441,000	444,859	Level 2
Series 2018-1 Class A-2-II Notes (b)	464,313	417,083	465,500	475,718	Level 2
Series 2015-1 Class A-2-III Notes (b)	477,500	459,202	478,750	490,531	Level 2
Series 2019-1 Class A-1 Notes (b)	120,000	115,500	—	—	Level 2
U.S. advertising fund revolving line of credit	25,000	25,000	—	—	Level 2
Canadian revolving credit facility	3,918	3,918	—	—	Level 2
7% debentures, due in 2025 (b)	83,126	89,550	82,837	94,838	Level 2
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

The carrying amounts of cash, accounts payable, accrued expenses and lines of credit approximate fair value due to the short-term nature of those items. The carrying amounts of accounts and notes receivable, net (both current and non-current) approximate fair value due to the effect of the related allowance for doubtful accounts. Our cash equivalents are the only financial assets measured and recorded at fair value on a recurring basis.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Total impairment losses may also include the impact of remeasuring long-lived assets held for sale, which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 11 for further information on impairment of our long-lived assets.

		Fair Value Measurements
	March 29, 2020	Level 1	Level 2	Level 3
Held and used	$358	$—	$—	$358
Held for sale	927	—	—	927
Total	$1,285	$—	$—	$1,285

		Fair Value Measurements
	December 29, 2019	Level 1	Level 2	Level 3
Held and used	$3,582	$—	$—	$3,582
Held for sale	988	—	—	988
Total	$4,570	$—	$—	$4,570

(11) Impairment of Long-Lived Assets

The adverse impacts of the COVID-19 pandemic resulted in the Company testing its Company-operated restaurant long-lived assets for recoverability. As a result of this analysis, the Company recorded impairment charges due to the expected deterioration in operating performance of certain Company-operated restaurants. Additional impairment charges may be recognized by the Company as a result of further deterioration in operating performance of Company-operated restaurants. The Company also recorded impairment charges as a result of closing Company-operated restaurants and classifying such surplus properties as held for sale.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets:”

	Three Months Ended
	March 29, 2020	March 31, 2019
Company-operated restaurants	$4,395	$201
Surplus properties	192	1,285
	$4,587	$1,486

(12) Income Taxes

The Company’s effective tax rate for the three months ended March 29, 2020 and March 31, 2019 was 32.1% and 20.0%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to (1) an increase in tax on our foreign operations, (2) an increase in state income taxes and (3) a reduction for the benefit of share-based compensation.

There were no significant changes to the unrecognized tax benefits or related interest and penalties for the three months ended March 29, 2020. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $1,399 due primarily to the lapse of statutes of limitations and expected settlements.

The current portion of refundable income taxes was $9,764 and $13,555 as of March 29, 2020 and December 29, 2019, respectively, and is included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets. There were no long-term refundable income taxes as of March 29, 2020 and December 29, 2019.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(13) Net Income Per Share

Basic net income per share was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Common stock:
Weighted average basic shares outstanding	223,533	230,584
Dilutive effect of stock options and restricted shares	4,474	5,310
Weighted average diluted shares outstanding	228,007	235,894

Diluted net income per share for the three months ended March 29, 2020 and March 31, 2019 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 2,667 and 2,158 for the three months ended March 29, 2020 and March 31, 2019, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(14) Stockholders’ Equity

Dividends

During the first quarter of 2020 and 2019, the Company paid dividends per share of $.12 and $.10 per share, respectively.

Repurchases of Common Stock

In February 2020, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through February 28, 2021, when and if market conditions warrant and to the extent legally permissible. During the three months ended March 29, 2020, the Company repurchased 779 shares under the February 2020 repurchase authorization with an aggregate purchase price of $14,537, excluding commissions of $11. As of March 29, 2020, the Company had $85,463 of availability remaining under its February 2020 authorization. As previously announced, beginning in March 2020, the Company suspended all share repurchase activity under the February 2020 authorization in connection with the Company’s response to the COVID-19 pandemic.

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

In addition to the shares repurchased in connection with the 2019 ASR Agreement, during the three months ended March 29, 2020, the Company repurchased 1,312 shares with an aggregate purchase price of $28,770, excluding commissions of $18, under the February 2019 authorization. After taking into consideration these repurchases, with the completion of the 2019 ASR Agreement in February 2020, the Company completed its February 2019 authorization.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

During the three months ended March 31, 2019, the Company repurchased 1,744 shares with an aggregate purchase price of $29,345, of which $268 was accrued at March 31, 2019, and excluding commissions of $25, under the February 2019 authorization and the Company’s previous November 2018 authorization for up to $220,000 of common stock.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss:

	Three Months Ended
	March 29, 2020	March 31, 2019
Balance at beginning of period	$(53,828)	$(61,673)
Foreign currency translation	(12,507)	6,025
Balance at end of period	$(66,335)	$(55,648)

(15) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At March 29, 2020, Wendy’s and its franchisees operated 6,805 Wendy’s restaurants. Of the 358 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 143 restaurants, owned the building and held long-term land leases for 145 restaurants and held leases covering the land and building for 70 restaurants. Wendy’s also owned 511 and leased 1,244 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Finance lease cost:
Amortization of finance lease assets	$3,186	$3,117
Interest on finance lease liabilities	10,058	6,753
	13,244	9,870
Operating lease cost	21,165	24,643
Variable lease cost (a)	14,370	14,104
Short-term lease cost	1,330	1,126
Total operating lease cost (b)	36,865	39,873
Total lease cost	$50,109	$49,743
_______________

(a)	Includes expenses for executory costs of $9,743 and $9,524 for the three months ended March 29, 2020 and March 31, 2019, respectively, for which the Company is reimbursed by sublessees.

(b)
The three months ended March 29, 2020 and March 31, 2019 include $29,291 and $32,451, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees and $6,833 and $6,593, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessor

The components of lease income are as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Sales-type and direct-financing leases:
Selling profit	$628	$1,934
Interest income	7,248	4,733

Operating lease income	$43,952	$45,205
Variable lease income	13,904	13,247
Franchise rental income (a)	$57,856	$58,452
_______________

(a)
The three months ended March 29, 2020 and March 31, 2019 include sublease income of $42,042 and $43,021, respectively, of which $9,709 and $9,432, respectively, represents lessees’ variable payments to the Company for executory costs.

(16) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. During both the three months ended March 29, 2020 and March 31, 2019, Wendy’s paid TimWen $3,855 under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $51 and $52 during the three months ended March 29, 2020 and March 31, 2019, respectively, which has been included as a reduction to “General and administrative.”

(17) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $77,811 as of March 29, 2020. These leases extend through 2045. We have not received any notice of default related to these leases as of March 29, 2020. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Letters of Credit

As of March 29, 2020, the Company had outstanding letters of credit with various parties totaling $25,082. Substantially all of the outstanding letters of credit include amounts outstanding against the Class A-1 Notes. We do not expect any material loss to result from these letters of credit.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(18) Legal and Environmental Matters

The Company is involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable, and we believe we have adequate accruals for continuing operations for all such matters. We cannot estimate the aggregate possible range of loss for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations or cash flows of a particular reporting period.

We previously described certain legal proceedings in the Form 10-K. As of March 29, 2020, there were no material developments in those legal proceedings.

(19) Segment Information

Revenues by segment were as follows:

	Three Months Ended
	March 29, 2020	March 31, 2019
Wendy’s U.S.	$331,041	$333,486
Wendy’s International	15,472	15,998
Global Real Estate & Development	58,447	59,099
Total revenues	$404,960	$408,583

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended
	March 29, 2020	March 31, 2019
Wendy’s U.S.	$81,828	$89,654
Wendy’s International	5,095	5,747
Global Real Estate & Development	26,490	26,953
Total segment profit	$113,413	$122,354
Advertising funds deficit	(1,387)	—
Unallocated general and administrative (a)	(24,119)	(20,742)
Depreciation and amortization	(31,046)	(33,185)
System optimization gains, net	323	12
Reorganization and realignment costs	(3,910)	(798)
Impairment of long-lived assets	(4,587)	(1,486)
Unallocated other operating income, net	45	111
Interest expense, net	(28,525)	(29,082)
Other income, net	1,076	2,700
Income before income taxes	$21,283	$39,884
_______________

(a)	Includes corporate overhead costs, such as employee compensation and related benefits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (the “Form 10-K”). There have been no material changes as of March 29, 2020 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II - Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the world’s third largest quick-service restaurant company in the hamburger sandwich segment, with 6,805 restaurants in the United States (the “U.S.”) and 30 foreign countries and U.S. territories as of March 29, 2020.

Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts and kids’ meals. In addition, the restaurants sell a variety of promotional products on a limited time basis. Wendy’s also entered the breakfast daypart across the U.S. system on March 2, 2020. Wendy’s breakfast menu features a variety of breakfast sandwiches, biscuits and croissants, sides such as seasoned potatoes, oatmeal bars and seasonal fruit, and a beverage platform that includes hot coffee, cold brew iced coffee and our vanilla and chocolate Frosty-ccino iced coffee.

The Company is comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Wendy’s International includes the franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our TimWen real estate joint venture. In addition, Global Real Estate & Development earns fees from facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”) and providing other development-related services to franchisees. In this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company reports on the segment profit for each of the three segments described above. The Company measures segment profit based on segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Segment adjusted EBITDA excludes certain unallocated general and administrative expenses and other items that vary from period to period without correlation to the Company’s core operating performance. See “Results of Operations” below and Note 19 to the Condensed Consolidated Financial Statements contained in Item 1 herein for segment financial information.

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31. All three-month periods presented herein contain 13 weeks. All references to years and quarters relate to fiscal periods rather than calendar periods.

Executive Overview

Our Business

As of March 29, 2020, the Wendy’s restaurant system was comprised of 6,805 restaurants, with 5,861 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 358 were operated by the Company and 5,503 were operated by a total of 239 franchisees. In addition, at March 29, 2020, there were 944 Wendy’s restaurants in operation in 30 foreign countries and U.S. territories, all of which were franchised.

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of March 29, 2020.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and decreased consumer spending levels, general economic and market trends and weather. The COVID-19 pandemic has had and may continue to have the effect of heightening the impact of many of these factors. See “COVID-19 Update” below for additional information.

Wendy’s long-term growth opportunities include accelerating U.S. same-restaurant sales through (1) its “One More Visit, One More Dollar” strategy, which includes continuing core menu improvement, product innovation and strategic price increases on our menu items, (2) focused execution of operational excellence, (3) continued implementation of consumer-facing digital platforms and technologies and (4) increased restaurant utilization in various dayparts, including the Company’s launch of breakfast across the U.S. system on March 2, 2020. Wendy’s also expects growth in the number of new restaurants through targeted U.S. expansion and accelerated international expansion through same-restaurant sales growth and new restaurant development.

Key Business Measures

We track our results of operations and manage our business using the following key business measures, which includes a non-GAAP financial measure:

•
Same-Restaurant Sales - We report same-restaurant sales commencing after new restaurants have been open for 15 continuous months and as soon as reimaged restaurants reopen. Restaurants temporarily closed for more than one fiscal week are excluded from same-restaurant sales. This methodology is consistent with the metric used by our management for internal reporting and analysis. The table summarizing same-restaurant sales below in “Results of Operations” provides the same-restaurant sales percent changes.

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

Same-restaurant sales and systemwide sales exclude sales from Argentina and Venezuela due to the highly inflationary economies of those countries. The Company considers economies that have had cumulative inflation in excess of 100% over a three-year period as highly inflationary.

The non-GAAP financial measure discussed above does not replace the presentation of the Company’s financial results in accordance with GAAP. Because all companies do not calculate non-GAAP financial measures in the same way, this measure as used by other companies may not be consistent with the way the Company calculates such measure.

COVID-19 Update

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. We cannot predict whether, when or the manner in which the conditions surrounding the pandemic will change and cannot currently estimate the impact on our business in the short or long-term. We continue to monitor the dynamic nature of the COVID-19 pandemic and, in response, Wendy’s has updated its brand standard to include the closure of all dining rooms except where there are specific needs, or a drive-thru or pick-up window option is not available, subject to applicable state and local requirements. Substantially all Wendy’s restaurants continue to offer drive-thru and delivery service to our customers. Decisions to continue to offer carryout services at select restaurants are being made on a case-by-case basis and in compliance with applicable state or local requirements. As of March 29, 2020, systemwide temporary restaurant closures totaled 52 and 233 in the U.S. and internationally, respectively, which represents approximately 4.2% of all system restaurants.

As a result of the COVID-19 pandemic, systemwide same-restaurant sales were materially adversely impacted during the month ended March 29, 2020. The following table shows same-restaurant sales in the first quarter, with a breakdown between the two months ended March 1, 2020 and the month ended March 29, 2020:

	Two Months Ended March 1, 2020	Month Ended March 29, 2020	First Quarter 2020
U.S. systemwide same-restaurant sales	3.7%	(7.7)%	0.0%
International same-restaurant sales	5.4%	(17.0)%	(1.6)%
Global systemwide same-restaurant sales	3.9%	(8.6)%	(0.2)%

Subsequent to March 29, 2020 through the week ended April 26, 2020, systemwide same-restaurant sales continued to be materially adversely impacted by the COVID-19 pandemic. The following table shows same-restaurant sales by week subsequent to March 29, 2020 through the week ended April 26, 2020:

	Week Ended April 5, 2020	Week Ended April 12, 2020	Week Ended April 19, 2020	Week Ended April 26, 2020
U.S. systemwide same-restaurant sales	(25.8)%	(24.9)%	(8.8)%	(8.5)%
International same-restaurant sales	(35.7)%	(39.1)%	(24.0)%	(23.6)%
Global systemwide same-restaurant sales	(26.7)%	(26.2)%	(10.1)%	(9.9)%

As of April 26, 2020, systemwide temporary restaurant closures totaled 66 and 261 in the U.S. and internationally, respectively, which represents approximately 4.8% of all system restaurants. Additionally, the COVID-19 pandemic has led, and could continue to lead, to interruptions in the delivery of food or other supplies to Wendy’s restaurants arising from delays or restrictions on shipping or manufacturing, closures of supplier or distributor facilities or other factors.  These delays or interruptions could impact the availability of certain food items at Wendy’s restaurants, including beef, chicken, pork and other core menu products.

Due to the current unprecedented market and economic conditions in the U.S. and internationally, the expected impact of the COVID-19 pandemic on the Company’s 2020 net income and cash flows cannot be reasonably estimated. However, as of the date of this filing, we expect our net income and cash flows for the remainder of 2020 to be adversely impacted by the pandemic. See “Item 1A. Risk Factors” in “Part II. Other Information” for further information regarding the risks associated with the COVID-19 pandemic and the impact on our business, results and financial condition. Also, see “Liquidity and Capital Resources” below for certain actions taken by the Company in response to the COVID-19 pandemic.

Goodwill and Indefinite-Lived Intangible Assets

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that it may be impaired. The negative impacts of the COVID-19 pandemic, including the decline in same-restaurant sales described above and the volatility in the price of our common stock, resulted in the Company testing its goodwill for impairment in March 2020. A goodwill impairment loss is recognized if the fair value of a reporting unit is less than its carrying value.

The Company’s goodwill impairment test in March 2020 included three reporting units, which were comprised of its (1) U.S. Company-operated and franchise restaurants, (2) Canada franchise restaurants and (3) global real estate and development operations. Based on the results of our goodwill impairment test, we determined the fair values of our U.S. Company-operated and franchise restaurants and our Canada franchise restaurants reporting units continued to significantly exceed their carrying values. The goodwill impairment test for our global real estate and development operations also indicated the fair value of the reporting unit exceeded its carrying value; however, the fair value exceeded the carrying value of the reporting unit by only a nominal amount. Given the limited excess of the fair value over carrying value, this reporting unit is more sensitive to changes in assumptions regarding its fair value. A 50 basis point increase in the discount rate, or a moderate decline in estimated future cash flows, would result in the fair value of the reporting unit being less than its carrying value. As of March 29, 2020, the goodwill balance associated with our global real estate and development operations was $122.5 million.

The Company also tested our indefinite-lived intangible assets, which represent trademarks, for impairment in March 2020. Based on the results of our impairment test, we determined the fair value of our trademarks continued to significantly exceed their carrying value.

Further adverse changes as a result of the COVID-19 pandemic could further reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could result in future impairment charges of goodwill and indefinite-lived intangible assets.

Information Technology (“IT”) Realignment

In December 2019, our Board of Directors approved a plan to realign and reinvest resources in the Company’s IT organization to strengthen its ability to accelerate growth. The Company is partnering with a third-party global IT consultant on this new structure to leverage their global capabilities, which the Company believes will enable a more seamless integration between its digital and corporate IT assets. The Company expects that the realignment plan will reduce certain employee compensation and other related costs that the Company intends to reinvest back into IT to drive additional capabilities and capacity across all of its technology platforms. The Company expects the majority of the impact of the realignment plan to occur at its Restaurant Support Center in Dublin, Ohio. The Company expects to incur total costs aggregating approximately $13.0 million to $15.0 million related to the plan. During the three months ended March 29, 2020, the Company recognized costs totaling $3.6 million, which primarily included third-party and other costs. The Company expects to incur additional costs aggregating approximately $1.5 million, comprised primarily of third-party and other costs. The Company expects to recognize the majority of the remaining costs associated with the plan during the second quarter of 2020.

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the first quarter of 2020 and 2019.

	First Quarter
	2020	2019	Change
Revenues:
Sales	$166.8	$167.7	$(0.9)
Franchise royalty revenue and fees	101.7	102.0	(0.3)
Franchise rental income	57.9	58.4	(0.5)
Advertising funds revenue	78.6	80.5	(1.9)
	405.0	408.6	(3.6)
Costs and expenses:
Cost of sales	150.0	142.6	7.4
Franchise support and other costs	8.0	6.0	2.0
Franchise rental expense	29.3	32.4	(3.1)
Advertising funds expense	80.0	80.5	(0.5)
General and administrative	51.6	49.3	2.3
Depreciation and amortization	31.0	33.2	(2.2)
System optimization gains, net	(0.3)	—	(0.3)
Reorganization and realignment costs	3.9	0.8	3.1
Impairment of long-lived assets	4.6	1.5	3.1
Other operating income, net	(1.8)	(4.0)	2.2
	356.3	342.3	14.0
Operating profit	48.7	66.3	(17.6)
Interest expense, net	(28.5)	(29.1)	0.6
Other income, net	1.1	2.7	(1.6)
Income before income taxes	21.3	39.9	(18.6)
Provision for income taxes	(6.9)	(8.0)	1.1
Net income	$14.4	$31.9	$(17.5)

	First Quarter
	2020	% of Total Revenues	2019	% of Total Revenues
Revenues:
Sales	$166.8	41.2%	$167.7	41.0%
Franchise royalty revenue and fees:
Royalty revenue	95.4	23.6%	94.9	23.2%
Franchise fees	6.3	1.5%	7.1	1.8%
Total franchise royalty revenue and fees	101.7	25.1%	102.0	25.0%
Franchise rental income	57.9	14.3%	58.4	14.3%
Advertising funds revenue	78.6	19.4%	80.5	19.7%
Total revenues	$405.0	100.0%	$408.6	100.0%

	First Quarter
	2020	% of Sales	2019	% of Sales
Cost of sales:
Food and paper	$52.5	31.5%	$52.2	31.1%
Restaurant labor	57.0	34.2%	51.7	30.8%
Occupancy, advertising and other operating costs	40.5	24.2%	38.7	23.1%
Total cost of sales	$150.0	89.9%	$142.6	85.0%

	First Quarter
	2020	% of Sales	2019	% of Sales
Restaurant margin	$16.8	10.1%	$25.1	15.0%

The tables below present certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	First Quarter
	2020	2019
Key business measures:
U.S. same-restaurant sales:
Company-operated restaurants	(0.7)%	2.1%
Franchised restaurants	0.1%	1.2%
Systemwide	0.0%	1.2%

International same-restaurant sales (a)	(1.6)%	2.7%

Global same-restaurant sales:
Company-operated restaurants	(0.7)%	2.1%
Franchised restaurants (a)	(0.1)%	1.3%
Systemwide (a)	(0.2)%	1.4%
________________

(a) Includes international franchised restaurants same-restaurant sales (excluding Argentina and Venezuela due to the impact of the highly inflationary economies of those countries).

	First Quarter
	2020	2019
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$166.8	$167.7
U.S. franchised	2,174.2	2,150.3
U.S. systemwide	2,341.0	2,318.0
International franchised (b)	272.6	273.3
Global systemwide	$2,613.6	$2,591.3
________________

(a)
During the first quarter of 2020 and 2019, global systemwide sales increased 1.0% and 3.3%, respectively, U.S. systemwide sales increased 1.0% and 2.6%, respectively, and international franchised sales increased 1.0% and 10.2%, respectively, on a constant currency basis.

(b)	Excludes Argentina and Venezuela due to the impact of the highly inflationary economies of those countries.

	First Quarter
	Company-operated	U.S. Franchised	International Franchised	Systemwide
Restaurant count:
Restaurant count at December 29, 2019	357	5,495	936	6,788
Opened	1	26	14	41
Closed (a)	—	(18)	(6)	(24)
Restaurant count at March 29, 2020	358	5,503	944	6,805
________________

(a)	Excludes restaurants temporarily closed due to the impact of the COVID-19 pandemic.

Sales	First Quarter
	2020	2019	Change
Sales	$166.8	$167.7	$(0.9)

The decrease in sales for the first quarter of 2020 was primarily due to a 0.7% decrease in Company-operated same-restaurant sales. Company-operated same-restaurant sales decreased due to the impact of the COVID-19 pandemic during March 2020, partially offset by the positive impact from the launch of breakfast on March 2, 2020.

Franchise Royalty Revenue and Fees	First Quarter
	2020	2019	Change
Royalty revenue	$95.4	$94.9	$0.5
Franchise fees	6.3	7.1	(0.8)
	$101.7	$102.0	$(0.3)

The increase in franchise royalty revenue during the first quarter of 2020 was primarily due to a net increase in the number of franchise restaurants in operation during the first quarter of 2020 compared to the first quarter of 2019. The decrease in franchise fees during the first quarter of 2020 was primarily due to lower other miscellaneous franchise fees.

Franchise Rental Income	First Quarter
	2020	2019	Change
Franchise rental income	$57.9	$58.4	$(0.5)

The decrease in franchise rental income during the first quarter of 2020 was primarily due to the impact of assigning certain leases to franchisees.

Advertising Funds Revenue	First Quarter
	2020	2019	Change
Advertising funds revenue	$78.6	$80.5	$(1.9)

The Company maintains two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants in the U.S. and Canada. Franchisees make contributions to the national advertising funds based on a percentage of sales of the franchised restaurants. The decrease in advertising funds revenue during the first quarter of 2020 was primarily due to (1) the impact of the COVID-19 pandemic during March 2020 and (2) the abatement of U.S. national advertising fund contributions on breakfast sales prior to our official launch of breakfast on March 2, 2020. These decreases were partially offset by a net increase in the number of franchise restaurants in operation in the first quarter of 2020 compared with the first quarter of 2019.

Cost of Sales, as a Percent of Sales	First Quarter
	2020	2019	Change
Food and paper	31.5%	31.1%	0.4%
Restaurant labor	34.2%	30.8%	3.4%
Occupancy, advertising and other operating costs	24.2%	23.1%	1.1%
	89.9%	85.0%	4.9%

The increase in cost of sales, as a percent of sales, during the first quarter of 2020 was primarily due to (1) restaurant labor rate inflation, (2) an increase in commodity costs, (3) incremental training costs incurred as a result of launching the breakfast daypart and (4) an increase in maintenance costs.

Franchise Support and Other Costs	First Quarter
	2020	2019	Change
Franchise support and other costs	$8.0	$6.0	$2.0

The increase in franchise support and other costs during the first quarter of 2020 was primarily due to investments to support U.S. franchisees in preparation of the national launch of breakfast on March 2, 2020.

Franchise Rental Expense	First Quarter
	2020	2019	Change
Franchise rental expense	$29.3	$32.4	$(3.1)

The decrease in franchise rental expense during the first quarter of 2020 was primarily due to the impact of assigning certain leases to franchisees.

Advertising Funds Expense	First Quarter
	2020	2019	Change
Advertising funds expense	$80.0	$80.5	$(0.5)

The decrease in advertising funds expense during the first quarter of 2020 was primarily due to the same factors as described above for “Advertising Funds Revenue.” On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. During the first quarter of 2020, advertising funds expense exceeded advertising funds revenue by $1.4 million, reflecting a portion of the expected advertising spend in excess of advertising funds revenue for 2020. This excess for 2020 is expected to approximate the amount by which advertising funds revenue exceeded advertising funds expense in 2019 and 2018.

General and Administrative	First Quarter
	2020	2019	Change
Employee compensation and related benefits	$30.5	$28.8	$1.7
Incentive compensation	3.0	4.9	(1.9)
Severance expense	1.2	0.1	1.1
Other, net	16.9	15.5	1.4
	$51.6	$49.3	$2.3

The increase in general and administrative expenses during the first quarter of 2020 was primarily due to increases in (1) salaries and benefits, (2) severance expense and (3) other miscellaneous charges largely consisting of meeting cancellation expenses due to the COVID-19 pandemic. These increases were partially offset by a decrease in incentive compensation accruals.

Depreciation and Amortization	First Quarter
	2020	2019	Change
Restaurants	$19.5	$21.9	$(2.4)
Corporate and other	11.5	11.3	0.2
	$31.0	$33.2	$(2.2)

The decrease in depreciation and amortization during the first quarter of 2020 was primarily due to (1) assets becoming fully depreciated and (2) a decrease in depreciation on assets classified as held for sale resulting from the expected sale of 43 restaurants in New York to franchisees in the next 12 months.

System Optimization Gains, Net	First Quarter
	2020	2019	Change
System optimization gains, net	$(0.3)	$—	$(0.3)

System optimization gains, net for the first quarter of 2020 were primarily comprised of post-closing adjustments on previous sales of restaurants.

Reorganization and Realignment Costs	First Quarter
	2020	2019	Change
IT realignment	$3.5	$—	$3.5
G&A realignment	0.3	0.8	(0.5)
System optimization initiative	0.1	—	0.1
	$3.9	$0.8	$3.1

In December 2019, the Company’s Board of Directors approved a plan to realign and reinvest resources in its IT organization to strengthen its ability to accelerate growth. During the first quarter of 2020, the Company recognized costs associated with this plan totaling $3.5 million, which primarily included third-party and other costs.

In May 2017, the Company initiated a plan to further reduce its G&A expenses. In addition, the Company announced changes to its leadership structure in May 2019. G&A realignment costs for the first quarter of 2020 and 2019 were primarily comprised of severance and related employee costs and share-based compensation. The Company does not expect to incur any additional material costs under the plan.

Impairment of Long-Lived Assets	First Quarter
	2020	2019	Change
Impairment of long-lived assets	$4.6	$1.5	$3.1

The increase in impairment charges during the first quarter of 2020 was primarily driven by the Company testing its Company-operated restaurant long-lived assets for recoverability as a result of the adverse impacts of the COVID-19 pandemic. As a result of this analysis, the Company recorded impairment charges due to the expected deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	First Quarter
	2020	2019	Change
Gains on sales-type leases	$(0.6)	$(1.9)	$1.3
Equity in earnings in joint ventures, net	(1.4)	(1.8)	0.4
Other, net	0.2	(0.3)	0.5
	$(1.8)	$(4.0)	$2.2

The change in other operating income, net during the first quarter of 2020 was primarily due to decreases in (1) gains on new and modified sales-type leases and (2) the equity in earnings from our TimWen joint venture.

Interest Expense, Net	First Quarter
	2020	2019	Change
Interest expense, net	$28.5	$29.1	$(0.6)

Interest expense, net decreased during the first quarter of 2020 primarily due to lower outstanding principal amounts of long-term debt, reflecting the impact of the completion of refinancing a portion of the Company’s securitized financing facility in June 2019.

Other Income, Net	First Quarter
	2020	2019	Change
Other income, net	$1.1	$2.7	$(1.6)

Other income, net decreased during the first quarter of 2020 primarily due to lower interest income earned on our cash equivalents.

Provision for Income Taxes	First Quarter
	2020	2019	Change
Income before income taxes	$21.3	$39.9	$(18.6)
Provision for income taxes	(6.9)	(8.0)	1.1
Effective tax rate on income	32.1%	20.0%	12.1%

Our effective tax rates for the first quarter of 2020 and 2019 were impacted by variations in income before income taxes, including uncertainty in 2020 income before income taxes arising from the COVID-19 pandemic, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The increase in the effective tax rate for the first quarter of 2020 compared with the first quarter of 2019 was primarily due to (1) an increase in tax on our foreign operations, (2) an increase in state income taxes, including non-recurring changes to state deferred taxes net of federal benefits, and (3) a reduction in the benefit of share-based compensation.

Segment Information

See Note 19 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	First Quarter
	2020	2019	Change
Sales	$166.8	$167.7	$(0.9)
Franchise royalty revenue	84.8	84.4	0.4
Franchise fees	5.3	5.4	(0.1)
Advertising fund revenue	74.1	76.0	(1.9)
Total revenues	$331.0	$333.5	$(2.5)
Segment profit	$81.8	$89.7	$(7.9)

The decrease in Wendy’s U.S. revenues during the first quarter of 2020 was primarily due to (1) a decrease in same-restaurant sales resulting from the impact of the COVID-19 pandemic in March 2020 and (2) the abatement of U.S. national advertising fund contributions on breakfast sales prior to our official launch of breakfast on March 2, 2020. These decreases were partially offset by (1) a net increase in the number of restaurants in operation during the first quarter of 2020 compared to the first quarter of 2019 and (2) the positive impact from the launch of breakfast on March 2, 2020.

The decrease in Wendy’s U.S. segment profit during the first quarter of 2020 was primarily due to (1) lower revenues and (2) higher cost of sales, as a percent of sales, for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales.”

Wendy’s International

	First Quarter
	2020	2019	Change
Franchise royalty revenue	$10.5	$10.5	$—
Franchise fees	0.5	1.0	(0.5)
Advertising fund revenue	4.5	4.5	—
Total revenues	$15.5	$16.0	$(0.5)
Segment profit	$5.1	$5.7	$(0.6)

The decrease in Wendy’s International revenues and segment profit during the first quarter of 2020 was primarily due to a decrease in franchise fees reflecting lower other miscellaneous franchise fees.

Global Real Estate & Development

	First Quarter
	2020	2019	Change
Franchise fees	$0.5	$0.6	$(0.1)
Franchise rental income	57.9	58.5	(0.6)
Total revenues	$58.4	$59.1	$(0.7)
Segment profit	$26.5	$27.0	$(0.5)

The decrease in Global Real Estate & Development revenues during the first quarter of 2020 was primarily due to the assignment of certain leases to franchisees. The decrease in Global Real Estate & Development segment profit was primarily due to (1) a decrease in gains on new and modified sales-type leases and (2) higher general and administrative expenses. These unfavorable impacts were partially offset by lower franchise rental expense due to the assignment of certain leases to franchisees.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to stockholders.

During the three months ended March 29, 2020, the Company made a payment of $24.7 million related to the settlement of the financial institutions class action (the “FI Case”) (see Note 23 of the Financial Statements and Supplementary Data contained in Item 8 of the Form 10-K for further information).

In response to the COVID-19 pandemic, the Company has taken the following actions impacting its liquidity and capital resources:

•
increased its cash position by draw downs under the Company’s Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”) and the Company’s other lines of credit in March 2020 as discussed below in “Long-Term Debt, Including Current Portion;”

•	reduced its quarterly cash dividend from $.12 per share in the first quarter to $.05 per share in the second quarter as discussed below in “Dividends;”

•	suspended all share repurchase activity under the February 2020 share repurchase authorization as discussed below in “Stock Repurchases;”

•
evaluated its planned 2020 general and administrative expenses and capital plan and identified approximately $10.0 million and $20.0 million, respectively, for a total of $30.0 million in savings, and revised its planned 2020 advertising expenses to remove incremental advertising for breakfast;

•
deferred payment of the Company’s share of Social Security payroll taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which allows for the deferral of these payments through the end of 2020 and requires repayment of the deferred amounts in 2021 and 2022;

•
to support the franchise system, (1) extended payment terms for royalties and national advertising funds contributions by 45 days beginning in April for a three month period, (2) abated national advertising fund contributions on breakfast sales for the remainder of 2020, (3) offered to defer base rent payments on properties owned by Wendy’s and leased to franchisees by 50% beginning in May for a three month period, which will be repaid over 12 months, and (4) extended Image Activation and new restaurant development requirements by one year; and

•
to support Company-operated restaurant employees, (1) implemented a new emergency paid sick leave policy with up to 14 days paid leave in the event an employee is unable to work as a result of the COVID-19 pandemic and (2) announced that hourly crew members, shift managers and assistant general managers will receive a 10% increase in hourly pay for the months of April and May, and the Company will protect part of the monthly bonus through May for general managers and district managers.

In addition, the Company expects to benefit from the technical amendments under the CARES Act by treating qualified improvement property (“QIP”) as 15-year property and allowing such property to be eligible for the 100 percent bonus depreciation for QIP placed in service after December 31, 2017.

Based on current levels of operations and certain actions taken, including the draw down of the Class A-1 Notes, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

We currently believe we have the ability to pursue additional sources of liquidity if needed or desired to fund operating cash requirements or for other purposes. Due to the uncertainty in the credit markets caused by the COVID-19 pandemic, there can be no assurance that additional liquidity will be readily available or available on terms acceptable to us.

The table below summarizes our cash flows from operating, investing and financing activities for the first three months of 2020 and 2019:

	Three Months
	2020	2019	Change
Net cash (used in) provided by:
Operating activities	$(19.4)	$62.0	$(81.4)
Investing activities	(12.1)	(15.9)	3.8
Financing activities	63.4	(62.5)	125.9
Effect of exchange rate changes on cash	(5.1)	1.9	(7.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	$26.8	$(14.5)	$41.3

Operating Activities

Cash (used in) provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash (used in) provided by operating activities was $(19.4) million and $62.0 million in the first quarter of 2020 and 2019, respectively. The change was primarily due to (1) a cash payment of $24.7 million related to the settlement of the FI Case in January 2020, (2) lower net income, adjusted for non-cash expenses, (3) an increase in payments for incentive compensation for the 2019 fiscal year paid in 2020, (4) the timing of payments for marketing expenses of the national advertising funds and (5) a reduction in deferred vendor incentives driven by the timing of receipt of an annual advance.

Investing Activities

Cash used in investing activities was $12.1 million and $15.9 million in the first quarter of 2020 and 2019, respectively. The change was primarily due to no acquisitions of restaurants from franchisees in the first quarter of 2020 compared with cash used for acquisitions of $5.1 million in the first quarter of 2019. This change was partially offset by an increase in capital expenditures of $1.4 million.

Financing Activities

Cash provided by (used in) financing activities was $63.4 million and $(62.5) million in the first quarter of 2020 and 2019, respectively. The change was primarily due to a net increase in cash provided by long-term debt activities of $144.8 million, reflecting the impact of the draw downs under the Class A-1 Notes and the Company’s other lines of credit. See “Long-Term Debt, Including Current Portion” for additional details on the long-term debt activities in the first quarter of 2020. These changes were partially offset by (1) an increase in repurchases of common stock of $14.2 million and (2) an increase in dividends of $3.7 million.

Long-Term Debt, Including Current Portion

Except as described below, there were no material changes to the terms of any debt obligations since December 29, 2019. The Company was in compliance with its debt covenants as of March 29, 2020. See Note 9 of the Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. Under this facility, in June 2019, the Master Issuer also issued outstanding Class A-1 Notes, which allowed for the borrowing of up to $150.0 million from time to time on a revolving basis using various credit instruments, including a letter of credit facility. In March 2020, the Company drew down $120.0 million under the Class A-1 Notes. As a result, as of March 29, 2020, the Company had outstanding borrowings of $120.0 million under the Class A-1 Notes.

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6.0 million. In March 2020, the Company drew down C$5.5 million under the revolving credit facility. As a result, as of March 29, 2020, the Company had outstanding borrowings of C$5.5 million under the revolving credit facility.

Wendy’s U.S. advertising fund has a revolving line of credit of $25.0 million, which was established to fund the advertising fund operations. In February 2020, the Company drew down $4.4 million under the revolving line of credit, which the Company repaid in February 2020. In March 2020, the Company drew down $25.0 million under the revolving line of credit. As a result, as of March 29, 2020, the Company had outstanding borrowings of $25.0 million under the revolving line of credit.

The increased borrowings were taken as precautionary measures to provide enhanced financial flexibility considering the uncertain market conditions arising from the COVID-19 pandemic.

Dividends

On March 16, 2020, the Company paid quarterly cash dividends of $.12 per share on its common stock, aggregating $26.8 million. On May 6, 2020, the Company declared a dividend of $.05 per share to be paid on June 15, 2020 to stockholders of record as of June 1, 2020. If the Company pays regular quarterly cash dividends for the remainder of 2020 at the same rate as declared in the second quarter of 2020, the Company’s total cash requirement for dividends for the remainder of 2020 will be approximately $33.4 million based on the number of shares of its common stock outstanding at April 29, 2020. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2020, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warrant and to the extent legally permissible. During the three months ended March 29, 2020, the Company repurchased 0.8 million shares under the February 2020 repurchase authorization with an aggregate purchase price of $14.5 million, excluding commissions. As of March 29, 2020, the Company had $85.5 million of availability remaining under its February 2020 authorization. As previously announced, beginning in March 2020, the Company suspended all share repurchase activity under the February 2020 authorization in connection with the Company’s response to the COVID-19 pandemic.

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

In addition to the shares repurchased in connection with the 2019 ASR Agreement, during the three months ended March 29, 2020, the Company repurchased 1.3 million shares with an aggregate purchase price of $28.8 million, excluding commissions, under the February 2019 authorization. After taking into consideration these repurchases, with the completion of the 2019 ASR Agreement in February 2020, the Company completed its February 2019 authorization.

During the three months ended March 31, 2019, the Company repurchased 1.7 million shares with an aggregate purchase price of $29.3 million, of which $0.3 million was accrued at March 31, 2019, and excluding commissions, under the February 2019 authorization and the Company’s previous November 2018 authorization for up to $220.0 million of common stock.

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

Seasonality

Wendy’s restaurant operations are moderately seasonal. Wendy’s average restaurant sales are normally higher during the summer months than during the winter months. Because our business is moderately seasonal, results for a particular quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year. Currently, we are not able to predict the impact that the COVID-19 pandemic may have on the seasonality of our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This “Quantitative and Qualitative Disclosures about Market Risk” should be read in conjunction with “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K.

As of March 29, 2020, there were no material changes from the information contained in the Form 10-K, except as described below.

Interest Rate Risk

As of March 29, 2020, the Company had outstanding borrowings of $120.0 million under the Class A-1 Notes. In addition, the Company had outstanding borrowings of $25.0 million under the U.S. advertising fund revolving line of credit and C$5.5 million of outstanding borrowings under a Canadian subsidiary’s revolving credit facility. The increased borrowings were taken as precautionary measures to provide enhanced flexibility considering the uncertain market conditions arising from the COVID-19 pandemic.

Our long-term debt, including the current portion and the advertising fund revolving line of credit, aggregated $2,460.0 million as of March 29, 2020 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows; however, the Company’s outstanding borrowings under the Class A-1 Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate (“LIBOR”) for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the Class A-1 Note agreement. In addition, the U.S. advertising fund revolving line of credit bears interest at LIBOR plus 2.75% and our Canadian subsidiary’s revolving credit facility bears interest at the Bank of Montreal Prime Rate. An increase or decrease of 1.0% in the effective interest rate applied to these outstanding borrowings would result in a pre-tax interest expense fluctuation of approximately $1.5 million on an annualized basis.

In addition, LIBOR is expected to be discontinued after 2021. If LIBOR is discontinued, we may need to renegotiate certain loan documents and we cannot predict what alternative index would be negotiated with our lenders or the resulting impact on our interest expense.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 29, 2020. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2020, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the first quarter of 2020 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. As previously announced, the Company is realigning and reinvesting resources in its IT organization and partnering with a third-party global IT consultant.  The Company continues to evaluate the impact of this initiative on its internal control over financial reporting.  As the transition of certain IT services is completed during the second quarter of 2020, the Company will evaluate the impact of changes to the control environment and update and implement controls as appropriate.

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

PART II. OTHER INFORMATION

Special Note Regarding Forward-Looking Statements and Projections

This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Generally, forward-looking statements include the words “may,” “believes,” “plans,” “expects,” “anticipates,” “intends,” “estimate,” “goal,” “upcoming,” “outlook,” “guidance” or the negation thereof, or similar expressions. In addition, all statements that address future operating, financial or business performance, strategies or initiatives, future efficiencies or savings, anticipated costs or charges, future capitalization, anticipated impacts of recent or pending investments or transactions and statements expressing general views about future results or brand health are forward-looking statements within the meaning of the Reform Act. Forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed in or implied by our forward-looking statements. Many important factors could affect our future results and cause those results to differ materially from those expressed in or implied by our forward-looking statements. Such factors include, but are not limited to, the following:

•	the disruption to our business from the novel coronavirus (COVID-19) pandemic and the impact of the pandemic on our results of operations, financial condition and prospects;

•	the impact of competition, including from outside the quick-service restaurant industry;

•	changes in consumer tastes and preferences and discretionary consumer spending;

•	prevailing conditions and disruptions in the national and global economies, including areas with a high concentration of Wendy’s restaurants;

•	food safety events, including instances of food-borne illness, involving Wendy’s, its supply chain or other food service companies;

•	the success of our operating, promotional, marketing or new product development initiatives, including risks associated with our entry into the breakfast daypart across the U.S. system;

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

•
risks associated with our securitized financing facility and other debt agreements, including our overall debt levels and our ability to generate sufficient cash flow to meet increased debt service obligations, compliance with operational and financial covenants and restrictions on our ability to raise additional capital;

•	the availability, terms and deployment of capital, including the amount and timing of equity and debt repurchases;

•
other risks and uncertainties affecting us and our subsidiaries referred to in this Quarterly Report on Form 10-Q (see especially Part II, “Item 1A. Risk Factors”), our Annual Report on Form 10-K filed with the SEC on February 26, 2020 (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

In addition to the factors described above, there are risks associated with our predominantly franchised business model that could impact our results, performance and achievements. Such risks include our ability to identify, attract and retain experienced and qualified franchisees, the business and financial health of franchisees, the ability of franchisees to meet their royalty, advertising, development, reimaging and other commitments, participation by franchisees in brand strategies and the fact that franchisees are independent third parties that own, operate and are responsible for overseeing the operations of their restaurants. Our predominantly franchised business model may also impact the ability of the Wendy’s system to effectively respond and adapt to market changes. Many of these risks have been or in the future may be heightened due to the business disruption and impact from the COVID-19 pandemic.

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

Item 1. Legal Proceedings.

The Company is involved in litigation and claims incidental to our current and prior businesses. We provide accruals for such litigation and claims when payment is probable and reasonably estimable, and the Company believes it has adequate accruals for continuing operations for all such matters. We cannot estimate the aggregate possible range of loss for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations or cash flows of a particular reporting period.

Item 1A. Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K, which could materially affect our business, financial condition or future results. Except as set forth below or as may be described elsewhere in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K.

The novel coronavirus (COVID-19) pandemic has disrupted and is expected to continue to disrupt our business, which has materially affected and could continue to materially affect our results of operations, financial condition and prospects for an extended period of time.

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures have adversely affected customers, workforces, economies and financial markets, and, along with decreased consumer spending, have led to an economic downturn in many of our markets. Governmental restrictions and public perceptions of the risks associated with COVID-19 have caused consumers to avoid or limit non-essential travel, gatherings in public places and other social interactions, which has adversely affected, and could continue to adversely affect, our business.

In response to the COVID-19 pandemic, we have updated our brand standard to include the closure of all dining rooms except where there are specific needs, or a drive-thru or pick-up window option is not available, subject to applicable governmental requirements. As of the date of this Form 10-Q, substantially all of our Company-operated and franchised restaurants in the United States and Canada have closed their dine-in operations and are operating drive-thru and delivery only, sometimes with limited hours, menus and capacity. In addition, several international markets have temporarily closed all restaurants, and many other international markets have limited restaurant operations. As a result, restaurant traffic and systemwide sales have been significantly negatively impacted. Even after the mobility restrictions are lifted, customers may still be reluctant to return to in-restaurant dining, and consumer spending may be adversely impacted for an extended period of time as a result of decreased consumer confidence and the impact of lost wages due to increased unemployment.

The COVID-19 pandemic has also adversely affected new restaurant development and restaurant reimaging. Due to the uncertain and challenging economic and market conditions, we have delayed construction of substantially all new Company-operated restaurants and reimaging of existing Company-operated restaurants and have also delayed the new restaurant development and Image Activation requirements of our franchisees. These delays could affect our ability to drive future growth in our business, particularly if they continue for a significant amount of time.

Our operating results and financial condition are impacted to a large extent by the operational and financial success of our franchisees. The impact of the COVID-19 pandemic has had, and could continue to have, an adverse effect on our franchisees’ operations and financial condition. Because a significant portion of restaurant operating costs are fixed or semi-fixed in nature, the loss of sales during a prolonged period of time negatively impacts operating margins and can result in restaurant operating losses. We have taken certain actions to support our franchisees, including extending payment terms for royalties, extending or abating payment terms for advertising fund contributions and offering to defer base rent payments on properties owned by the Company and leased to franchisees. These actions are expected to adversely affect our cash flows and financial condition in the upcoming quarters. To the extent our franchisees experience financial distress, it could negatively affect our results of operations, cash flows and financial condition through delayed or reduced payments of royalties, advertising fund contributions or rent. In addition, in the event our franchisees institute insolvency or bankruptcy proceedings, we could be prevented from collecting or retaining certain payments or exercising certain rights under the related franchise, development or other agreements.

The COVID-19 pandemic has led, and could continue to lead, to interruptions in the delivery of food or other supplies to Wendy’s restaurants arising from delays or restrictions on shipping or manufacturing, closures of supplier or distributor facilities or financial distress or insolvency of suppliers or distributors. These delays or interruptions could impact the availability of certain food items at Wendy’s restaurants, including beef, chicken, pork and other core menu products. Our results of operations and those of our franchisees could be adversely affected if our key suppliers or distributors are unable to fulfill their responsibilities and we are unable to identify alternative suppliers or distributors in a timely manner or effectively transition the impacted business to new suppliers or distributors.

The COVID-19 pandemic could also lead to labor shortages or increased labor costs. Because COVID-19 can be transmitted through human contact, the risk or perceived risk of contracting the virus could adversely affect the ability or cost of adequately staffing restaurants, which could be exacerbated to the extent that the Company or franchisees have employees who test positive for the virus. If a significant percentage of our or our franchisees’ workforce is unable to work, whether because of illness, quarantine, travel limitations or other governmental restrictions, our operations and the operations of our franchisees may be negatively impacted, which could materially affect our results of operations and financial condition. We have taken several actions to help support our employees and protect the health and safety of our employees and customers, such as implementing a new emergency sick leave policy, providing temporary wage increases to restaurant employees and purchasing additional sanitation supplies and personal protective materials, which have contributed to increased operating costs.

The impacts from the COVID-19 pandemic could have a material adverse effect on our liquidity and capital resources. We currently believe we have the ability to pursue additional sources of liquidity if needed or desired to fund operating cash requirements or for other purposes. Due to the uncertainty in the credit markets caused by the COVID-19 pandemic, there can be no assurance that additional liquidity will be readily available or available on terms acceptable to us. If the disruptions caused by COVID-19 worsen or last longer than we currently expect, our ability to comply with certain debt covenants under our securitized financing facility could be adversely affected. Additionally, negative changes to our credit ratings due to the impact or expected impact of COVID-19 could have an adverse effect on our existing indebtedness, our ability to access additional capital, our cost of borrowing and our overall liquidity position and financial condition.

We cannot predict the duration, scope or severity of the COVID-19 pandemic. COVID-19 has disrupted and is expected to continue to disrupt our business, which has materially affected and could continue to materially affect our results of operations, financial condition and prospects for an extended period of time.

In addition to the risks described above, the COVID-19 pandemic has had, and could continue to have, the effect of heightening other risks disclosed in the “Risk Factors” section of our Form 10-K, including, but not limited to, risks related to competition, consumer preferences and spending, economic conditions and disruptions, labor, supply chain and purchasing, new restaurant development and reimaging, performance of the breakfast daypart, franchisee actions, results and financial condition, leasing and ownership of real estate, complaints or litigation, legal or regulatory requirements, international operations and expansion, digital commerce and technology, cybersecurity, asset impairments, our securitized financing facility and levels of indebtedness, and payment of future dividends. Because the COVID-19 pandemic is unprecedented and continuously evolving, the potential impacts to the risk factors that are further described in the Form 10-K remain uncertain.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first quarter of 2020:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
December 30, 2019 through February 2, 2020	1,081,173	$21.89	1,054,271	$20,713,003
February 3, 2020 through March 1, 2020	1,117,612	$23.00	982,388	$98,162,283
March 2, 2020 through March 29, 2020	683,922	$18.63	682,373	$85,462,519
Total	2,882,707	$21.55	2,719,032	$85,462,519

(1)
Includes 163,675 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the average of the high and low trading prices of our common stock on the vesting or exercise date of such awards.

(2)
In February 2019, our Board of Directors authorized a repurchase program for up to $225.0 million of our common stock through March 1, 2020, when and if market conditions warranted and to the extent legally permissible. In February 2020, the Company completed the 2019 ASR Agreement and received 0.6 million shares of common stock. With the completion of the 2019 ASR Agreement, the Company completed its $225.0 million February 2019 authorization. In February 2020, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warrant and to the extent legally permissible.

As previously announced, in March 2020, the Company suspended all share repurchase activity in connection with the Company’s response to the COVID-19 pandemic.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Form of Long-Term Performance Unit Award Agreement for 2020 under The Wendy’s Company 2010 Omnibus Award Plan.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2020, formatted in Inline XBRL and contained in Exhibit 101.
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: May 6, 2020	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: May 6, 2020	By: /s/ Leigh A. Burnside
Leigh A. Burnside
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)