Form 10-Q
period 2020-06-28
Wendy's Co
filed 2020-08-05
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2020

or

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
Yes ☐ No ☒

There were 223,817,984 shares of The Wendy’s Company common stock outstanding as of July 29, 2020.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	June 28, 2020	December 29, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$338,002	$300,195
Restricted cash	30,606	34,539
Accounts and notes receivable, net	134,519	117,461
Inventories	4,411	3,891
Prepaid expenses and other current assets	36,003	15,585
Advertising funds restricted assets	154,367	82,376
Total current assets	697,908	554,047
Properties	934,980	977,000
Finance lease assets	201,418	200,144
Operating lease assets	839,276	857,199
Goodwill	749,080	755,911
Other intangible assets	1,234,065	1,247,212
Investments	42,592	45,949
Net investment in sales-type and direct financing leases	258,798	256,606
Other assets	112,239	100,461
Total assets	$5,070,356	$4,994,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$146,769	$22,750
Current portion of finance lease liabilities	10,552	11,005
Current portion of operating lease liabilities	44,246	43,775
Accounts payable	20,597	22,701
Accrued expenses and other current liabilities	113,209	165,272
Advertising funds restricted liabilities	157,262	84,195
Total current liabilities	492,635	349,698
Long-term debt	2,238,705	2,257,561
Long-term finance lease liabilities	489,340	480,847
Long-term operating lease liabilities	880,745	897,737
Deferred income taxes	271,490	270,759
Deferred franchise fees	89,384	91,790
Other liabilities	124,074	129,778
Total liabilities	4,586,373	4,478,170
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 223,749 and 224,889 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,892,699	2,874,001
Retained earnings	187,086	185,725
Common stock held in treasury, at cost; 246,675 and 245,535 shares, respectively	(2,580,658)	(2,536,581)
Accumulated other comprehensive loss	(62,186)	(53,828)
Total stockholders’ equity	483,983	516,359
Total liabilities and stockholders’ equity	$5,070,356	$4,994,529
See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(Unaudited)
Revenues:
Sales	$164,217	$181,050	$331,015	$348,747
Franchise royalty revenue and fees	103,120	109,125	204,825	211,078
Franchise rental income	56,857	58,561	114,713	117,013
Advertising funds revenue	78,112	86,612	156,713	167,093
	402,306	435,348	807,266	843,931
Costs and expenses:
Cost of sales	140,626	151,092	290,625	293,671
Franchise support and other costs	5,454	4,066	13,467	10,084
Franchise rental expense	31,297	28,027	60,598	60,478
Advertising funds expense	81,317	88,667	161,305	169,148
General and administrative	48,592	50,784	100,231	100,097
Depreciation and amortization	34,714	31,484	65,760	64,669
System optimization gains, net	(1,987)	(110)	(2,310)	(122)
Reorganization and realignment costs	2,911	3,570	6,821	4,368
Impairment of long-lived assets	117	198	4,704	1,684
Other operating income, net	(1,396)	(3,003)	(3,328)	(6,985)
	341,645	354,775	697,873	697,092
Operating profit	60,661	80,573	109,393	146,839
Interest expense, net	(29,085)	(29,931)	(57,610)	(59,013)
Loss on early extinguishment of debt	—	(7,150)	—	(7,150)
Other (expense) income, net	(144)	2,247	932	4,947
Income before income taxes	31,432	45,739	52,715	85,623
Provision for income taxes	(6,528)	(13,353)	(13,370)	(21,343)
Net income	$24,904	$32,386	$39,345	$64,280

Net income per share:
Basic	$.11	$.14	$.18	$.28
Diluted	.11	.14	.17	.27

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(Unaudited)
Net income	$24,904	$32,386	$39,345	$64,280
Other comprehensive income (loss):
Foreign currency translation adjustment	4,149	3,835	(8,358)	9,860
Other comprehensive income (loss)	4,149	3,835	(8,358)	9,860
Comprehensive income	$29,053	$36,221	$30,987	$74,140

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 29, 2019	$47,042	$2,874,001	$185,725	$(2,536,581)	$(53,828)	$516,359
Net income	—	—	14,441	—	—	14,441
Other comprehensive loss	—	—	—	—	(12,507)	(12,507)
Cash dividends	—	—	(26,793)	—	—	(26,793)
Repurchases of common stock, including accelerated share repurchase	—	15,000	—	(58,336)	—	(43,336)
Share-based compensation	—	4,539	—	—	—	4,539
Common stock issued upon exercises of stock options	—	280	—	1,330	—	1,610
Common stock issued upon vesting of restricted shares	—	(4,017)	—	726	—	(3,291)
Other	—	33	(7)	27	—	53
Balance at March 29, 2020	$47,042	$2,889,836	$173,366	$(2,592,834)	$(66,335)	$451,075
Net income	—	—	24,904	—	—	24,904
Other comprehensive income	—	—	—	—	4,149	4,149
Cash dividends	—	—	(11,181)	—	—	(11,181)
Share-based compensation	—	4,787	—	—	—	4,787
Common stock issued upon exercises of stock options	—	(902)	—	11,361	—	10,459
Common stock issued upon vesting of restricted shares	—	(1,041)	—	773	—	(268)
Other	—	19	(3)	42	—	58
Balance at June 28, 2020	$47,042	$2,892,699	$187,086	$(2,580,658)	$(62,186)	$483,983

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 30, 2018	$47,042	$2,884,696	$146,277	$(2,367,893)	$(61,673)	$648,449
Net income	—	—	31,894	—	—	31,894
Other comprehensive income	—	—	—	—	6,025	6,025
Cash dividends	—	—	(23,069)	—	—	(23,069)
Repurchases of common stock	—	—	—	(29,370)	—	(29,370)
Share-based compensation	—	5,022	—	—	—	5,022
Common stock issued upon exercises of stock options	—	(205)	—	9,053	—	8,848
Common stock issued upon vesting of restricted shares	—	(8,874)	—	2,819	—	(6,055)
Cumulative effect of change in accounting principle	—	—	(1,105)	—	—	(1,105)
Other	—	24	(6)	37	—	55
Balance at March 31, 2019	$47,042	$2,880,663	$153,991	$(2,385,354)	$(55,648)	$640,694
Net income	—	—	32,386	—	—	32,386
Other comprehensive income	—	—	—	—	3,835	3,835
Cash dividends	—	—	(23,124)	—	—	(23,124)
Repurchases of common stock	—	—	—	(20,391)	—	(20,391)
Share-based compensation	—	4,986	—	—	—	4,986
Common stock issued upon exercises of stock options	—	(339)	—	10,830	—	10,491
Common stock issued upon vesting of restricted shares	—	(1,852)	—	964	—	(888)
Other	—	26	(4)	37	—	59
Balance at June 30, 2019	$47,042	$2,883,484	$163,249	$(2,393,914)	$(51,813)	$648,048

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 28, 2020	June 30, 2019
	(Unaudited)
Cash flows from operating activities:
Net income	$39,345	$64,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,760	64,669
Share-based compensation	9,326	10,008
Impairment of long-lived assets	4,704	1,684
Deferred income tax	1,920	3,422
Non-cash rental expense, net	12,251	11,519
Change in operating lease liabilities	(19,233)	(20,983)
Net receipt of deferred vendor incentives	7,728	5,312
System optimization gains, net	(2,310)	(122)
Distributions received from joint ventures, net of equity in earnings	1,262	2,099
Long-term debt-related activities, net	3,141	10,799
Changes in operating assets and liabilities and other, net	(93,332)	1,373
Net cash provided by operating activities	30,562	154,060
Cash flows from investing activities:
Capital expenditures	(29,402)	(25,484)
Acquisitions	—	(5,052)
Dispositions	4,320	1,240
Proceeds from sale of investments	—	130
Notes receivable, net	138	(750)
Net cash used in investing activities	(24,944)	(29,916)
Cash flows from financing activities:
Proceeds from long-term debt	153,315	850,000
Repayments of long-term debt	(24,271)	(877,876)
Repayments of finance lease liabilities	(3,707)	(3,521)
Deferred financing costs	(2,122)	(14,008)
Repurchases of common stock	(45,137)	(50,781)
Dividends	(37,974)	(46,193)
Proceeds from stock option exercises	11,865	19,160
Payments related to tax withholding for share-based compensation	(3,704)	(6,957)
Net cash provided by (used in) financing activities	48,265	(130,176)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	53,883	(6,032)
Effect of exchange rate changes on cash	(3,132)	3,866
Net increase (decrease) in cash, cash equivalents and restricted cash	50,751	(2,166)
Cash, cash equivalents and restricted cash at beginning of period	358,707	486,512
Cash, cash equivalents and restricted cash at end of period	$409,458	$484,346

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$6,082	$5,398
Finance leases	12,962	23,534

	June 28, 2020	December 29, 2019
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$338,002	$300,195
Restricted cash	30,606	34,539
Restricted cash, included in Advertising funds restricted assets	40,850	23,973
Total cash, cash equivalents and restricted cash	$409,458	$358,707
See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of June 28, 2020, the results of our operations for the three and six months ended June 28, 2020 and June 30, 2019 and cash flows for the six months ended June 28, 2020 and June 30, 2019. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (the “Form 10-K”).

The novel coronavirus (COVID-19) pandemic has disrupted and is expected to continue to disrupt our business, which has materially affected and could continue to materially affect our financial condition and results of operations for an extended period of time. As such, the results of operations for the three and six months ended June 28, 2020 are not necessarily indicative of the results to be expected for the full 2020 fiscal year. See Notes 3, 7, 9, 11 and 14 for further information regarding actions taken by the Company in response to the COVID-19 pandemic and certain impacts of the COVID-19 pandemic on our condensed consolidated financial statements.

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

(2) New Accounting Standards

New Accounting Standards Adopted

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued new guidance to simplify the accounting for income taxes by removing certain exceptions to the general principles and the simplification of areas such as franchise taxes, transactions that result in a step-up in the tax basis of goodwill, separate entity financial statements and interim recognition of enactment of tax laws or tax rate changes. The Company early adopted this amendment during the first quarter of 2020. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

(3) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended June 28, 2020
Sales at Company-operated restaurants	$164,217	$—	$—	$164,217
Franchise royalty revenue	88,121	9,070	—	97,191
Franchise fees	5,308	433	188	5,929
Franchise rental income	—	—	56,857	56,857
Advertising funds revenue	73,612	4,500	—	78,112
Total revenues	$331,258	$14,003	$57,045	$402,306

Six Months Ended June 28, 2020
Sales at Company-operated restaurants	$331,015	$—	$—	$331,015
Franchise royalty revenue	172,954	19,593	—	192,547
Franchise fees	10,593	906	779	12,278
Franchise rental income	—	—	114,713	114,713
Advertising funds revenue	147,737	8,976	—	156,713
Total revenues	$662,299	$29,475	$115,492	$807,266

Three Months Ended June 30, 2019
Sales at Company-operated restaurants	$181,050	$—	$—	$181,050
Franchise royalty revenue	91,430	11,391	—	102,821
Franchise fees	5,238	464	602	6,304
Franchise rental income	—	—	58,561	58,561
Advertising funds revenue	81,437	5,175	—	86,612
Total revenues	$359,155	$17,030	$59,163	$435,348

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Six Months Ended June 30, 2019
Sales at Company-operated restaurants	$348,747	$—	$—	$348,747
Franchise royalty revenue	175,808	21,856	—	197,664
Franchise fees	10,668	1,497	1,249	13,414
Franchise rental income	—	—	117,013	117,013
Advertising funds revenue	157,418	9,675	—	167,093
Total revenues	$692,641	$33,028	$118,262	$843,931

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	June 28, 2020 (a)	December 29, 2019 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b) (c)	$86,834	$39,188
Receivables, which are included in “Advertising funds restricted assets” (c)	83,891	54,394
Deferred franchise fees (d)	98,563	100,689
_______________

(a) Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b) Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c) The increase in receivables as of June 28, 2020 was primarily due to extending payment terms for royalties and national advertising funds contributions by 45 days beginning in April for a three month period in response to the COVID-19 pandemic. See Note 7 for further information.

(d) Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $9,179 and $89,384 as of June 28, 2020, respectively, and $8,899 and $91,790 as of December 29, 2019, respectively.

Significant changes in deferred franchise fees are as follows:

	Six Months Ended
	June 28, 2020	June 30, 2019
Deferred franchise fees at beginning of period	$100,689	$102,205
Revenue recognized during the period	(3,898)	(4,609)
New deferrals due to cash received and other	1,772	3,671
Deferred franchise fees at end of period	$98,563	$101,267

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2020 (a)	$6,091
2021	6,195
2022	5,991
2023	5,819
2024	5,616
Thereafter	68,851
$98,563
_______________

(a) Represents franchise fees expected to be recognized for the remainder of 2020, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

(4) Acquisitions

No restaurants were acquired from franchisees during the six months ended June 28, 2020. During the six months ended June 30, 2019, the Company acquired five restaurants from franchisees for total net cash consideration of $5,052. The Company did not incur any material acquisition-related costs associated with the acquisitions during the six months ended June 30, 2019 and such transactions were not significant to our condensed consolidated financial statements. The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for restaurants acquired from franchisees:

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) System Optimization Gains, Net

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to reduce its ownership below the approximately 5% level, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During the six months ended June 28, 2020, the Company facilitated three Franchise Flips. No Franchise Flips were facilitated by the Company during the six months ended June 30, 2019. The Company expects to sell 43 Company-operated restaurants in New York to franchisees in the first quarter of 2021. The Company expects to retain its Company-operated restaurants in Manhattan.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Post-closing adjustments on sales of restaurants (a)	$—	$62	$345	$54
Gain on sales of other assets, net (b)	1,987	48	1,965	68
System optimization gains, net	$1,987	$110	$2,310	$122
_______________

(a)  The six months ended June 28, 2020 represents the recognition of deferred gains as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

(b) During the three and six months ended June 28, 2020, the Company received cash proceeds of $4,125 and $4,320, respectively, primarily from the sale of surplus and other properties. During the three and six months ended June 30, 2019, the Company received cash proceeds of $1,240, primarily from the sale of surplus properties.

Assets Held for Sale

	June 28, 2020	December 29, 2019
Number of restaurants classified as held for sale	43	—
Net restaurant assets held for sale (a)	$20,468	$—
Other assets held for sale (b)	$2,317	$1,437
_______________

(a) Net restaurant assets held for sale include the New York Company-operated restaurants we expect to sell in the first quarter of 2021 and consist primarily of cash, inventory, property and an estimate of allocable goodwill.

(b) Other assets held for sale primarily consist of surplus properties.

Assets held for sale are included in “Prepaid expenses and other current assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(6) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
IT realignment	$2,847	$—	$6,406	$—
G&A realignment	64	3,517	331	4,299
System optimization initiative	—	53	84	69
Reorganization and realignment costs	$2,911	$3,570	$6,821	$4,368

Information Technology (“IT”) Realignment

In December 2019, our Board of Directors approved a plan to realign and reinvest resources in the Company’s IT organization to strengthen its ability to accelerate growth. The Company is partnering with a third-party global IT consultant on this new structure to leverage their global capabilities, which the Company believes will enable a more seamless integration between its digital and corporate IT assets. The Company expects that the realignment plan will reduce certain employee compensation and other related costs that the Company intends to reinvest back into IT to drive additional capabilities and capacity across all of its technology platforms. Additionally, in June 2020, the Company made changes to its leadership structure that included the creation of a Chief Information Officer position and the elimination of the Chief Digital Experience Officer position. As a result, the Company now expects to incur total costs aggregating approximately $16,000 to $17,000 related to the plan. During the six months ended June 28, 2020, the Company recognized costs totaling $6,406, which primarily included third-party and other costs and severance and related employee costs. The Company expects to incur additional costs aggregating approximately $1,000, comprised primarily of recruitment and relocation costs. The Company expects to recognize the majority of the remaining costs associated with the plan during the remainder of 2020.

The following is a summary of the activity recorded as a result of the IT realignment plan:

	Three Months Ended	Six Months Ended	Total Incurred Since Inception
	June 28, 2020	June 28, 2020
Severance and related employee costs	$830	$975	$8,523
Recruitment and relocation costs	143	314	314
Third-party and other costs	1,874	5,117	6,503
	2,847	6,406	15,340
Share-based compensation (a)	—	—	193
Total IT realignment	$2,847	$6,406	$15,533
_______________

(a) Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our IT realignment plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The table below presents a rollforward of our accruals for the IT realignment plan, which are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $4,039 and $371 as of June 28, 2020, respectively.

	Balance December 29, 2019	Charges	Payments	Balance June 28, 2020
Severance and related employee costs	$7,548	$975	$(4,113)	$4,410
Recruitment and relocation costs	—	314	(314)	—
Third-party and other costs	1,076	5,117	(6,193)	—
	$8,624	$6,406	$(10,620)	$4,410

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses. Additionally, in May 2019, the Company announced changes to its management and operating structure that included the creation of two new positions, a President, U.S and Chief Commercial Officer and a President, International and Chief Development Officer, and the elimination of the Chief Operations Officer position. During the six months ended June 28, 2020 and June 30, 2019, the Company recognized costs related to the plan totaling $331 and $4,299, respectively, which primarily included severance and related employee costs and share-based compensation. The Company does not expect to incur any additional material costs under the plan.

The following is a summary of the activity recorded as a result of the G&A realignment plan:

	Three Months Ended		Six Months Ended		Total Incurred Since Inception
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Severance and related employee costs (a)	$(6)	$2,130	$146	$2,602	$24,384
Recruitment and relocation costs	—	482	15	596	2,531
Third-party and other costs	—	71	1	87	2,211
	(6)	2,683	162	3,285	29,126
Share-based compensation (b)	70	834	169	1,014	8,067
Termination of defined benefit plans	—	—	—	—	1,335
Total G&A realignment	$64	$3,517	$331	$4,299	$38,528
_______________

(a) The three and six months ended June 28, 2020 includes a reversal of an accrual as a result of a change in estimate.

(b) Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our G&A realignment plan.

The accruals for our G&A realignment plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $2,705 and $108 as of June 28, 2020, respectively, and $4,835 and $607 as of June 30, 2019, respectively. The tables below present a rollforward of our accruals for the plan.

	Balance December 29, 2019	Charges	Payments	Balance June 28, 2020
Severance and related employee costs	$5,276	$146	$(2,671)	$2,751
Recruitment and relocation costs	83	15	(36)	62
Third-party and other costs	—	1	(1)	—
	$5,359	$162	$(2,708)	$2,813

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Balance December 30, 2018	Charges	Payments	Balance June 30, 2019
Severance and related employee costs	$7,241	$2,602	$(4,724)	$5,119
Recruitment and relocation costs	83	596	(356)	323
Third-party and other costs	—	87	(87)	—
	$7,324	$3,285	$(5,167)	$5,442

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. The Company has incurred costs of $72,365 under the initiative since inception and does not expect to incur any material additional costs under the plan.

(7) Cash and Receivables

	June 28, 2020	December 29, 2019
Cash and cash equivalents
Cash	$202,939	$185,203
Cash equivalents	135,063	114,992
	338,002	300,195
Restricted cash
Accounts held by trustee for the securitized financing facility	30,274	34,209
Other	332	330
	30,606	34,539
Advertising Funds (a)	40,850	23,973
	71,456	58,512
Total cash, cash equivalents and restricted cash	$409,458	$358,707
_______________

(a)Included in “Advertising funds restricted assets.”

	June 28, 2020			December 29, 2019
	Gross	Allowance for Doubtful Accounts	Net	Gross	Allowance for Doubtful Accounts	Net
Accounts and Notes Receivable, Net
Current
Accounts receivable (a) (b)	$125,021	$(4,404)	$120,617	$103,852	$(3,314)	$100,538
Notes receivable from franchisees (c) (d)	18,572	(4,670)	13,902	23,628	(6,705)	16,923
	$143,593	$(9,074)	$134,519	$127,480	$(10,019)	$117,461
Non-current (e)
Notes receivable from franchisees (d)	$6,425	$(835)	$5,590	$1,617	$—	$1,617
_______________

(a)Includes income tax refund receivables of $5,933 and $13,555 as of June 28, 2020 and December 29, 2019, respectively. Additionally, 2019 includes receivables of $25,350 related to insurance coverage for the financial institutions class action.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)During the six months ended June 28, 2020, royalty receivables increased by $47,740 and rent receivables increased by $6,111. These increases were primarily due to actions taken by the Company in response to the COVID-19 pandemic, which included (1) extending payment terms for royalties by 45 days beginning in April for a three month period and (2) offering to defer base rent payments on properties owned by Wendy’s and leased to franchisees by 50%, and offering to pass along any deferrals that were obtained on properties leased by Wendy’s and subleased to franchisees by up to 100%, beginning in May for a three month period, which will be repaid over 12 months beginning in August.

(c)Includes the current portion of sales-type and direct financing lease receivables of $3,780 and $3,146 as of June 28, 2020 and December 29, 2019, respectively.

Included a note receivable from a U.S. franchisee totaling $1,000 as of December 29, 2019. The note was repaid during the six months ended June 28, 2020.

(d)Includes a note receivable from a franchisee in India, of which $150 and $1,000 are included in current notes receivable as of June 28, 2020 and December 29, 2019, respectively, and $1,010 is included in non-current notes receivable as of June 28, 2020. As of June 28, 2020 and December 29, 2019, the Company had a reserve of $985 on the loan outstanding to the franchisee in India.

Includes a note receivable from a franchisee in Indonesia, of which $1,367 and $1,262 are included in current notes receivable and $1,065 and $1,617 are included in non-current notes receivable as of June 28, 2020 and December 29, 2019, respectively.

Includes notes receivable related to a joint venture for the operation of Wendy’s restaurants in Brazil (the “Brazil JV”), of which $11,975 and $15,920 are included in current notes receivable as of June 28, 2020 and December 29, 2019, respectively, and $4,350 is included in non-current notes receivable as of June 28, 2020. As of June 28, 2020 and December 29, 2019, the Company had reserves of $4,520 and $5,720, respectively, on the loans outstanding related to the Brazil JV.

(e)Included in “Other assets.”

Reserve estimates include consideration of the likelihood of default expected over the estimated life of the receivable. The Company periodically assesses the need for an allowance for doubtful accounts on its receivables based upon several key credit quality indicators such as outstanding past due balances, the financial strength of the obligor, the estimated fair value of any underlying collateral and agreement characteristics. We believe that our vulnerability to risk concentrations in our receivables is mitigated by (1) favorable historical collectability on past due balances, (2) recourse to the underlying collateral regarding sales-type and direct financing lease receivables, and (3) our expectations for fluctuations in general market conditions. Receivables are considered delinquent once they are contractually past due under the terms of the underlying agreements. As of June 28, 2020, there were no material receivables more than one year past due.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is an analysis of the allowance for doubtful accounts:

	Accounts Receivable	Notes Receivable	Total
Six Months Ended June 28, 2020
Balance at December 29, 2019	$3,314	$6,705	$10,019
Provision for doubtful accounts	1,156	(8)	1,148
Uncollectible accounts written off, net of recoveries	(66)	(1,192)	(1,258)
Balance at June 28, 2020	$4,404	$5,505	$9,909

Six Months Ended June 30, 2019
Balance at December 30, 2018	$4,940	$2,000	$6,940
Provision for doubtful accounts	(754)	1,843	1,089
Uncollectible accounts written off, net of recoveries	(139)	7	(132)
Balance at June 30, 2019	$4,047	$3,850	$7,897

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

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Six Months Ended
	June 28, 2020	June 30, 2019
Balance at beginning of period	$45,310	$47,021

Equity in earnings for the period	3,455	6,048
Amortization of purchase price adjustments (a)	(1,105)	(1,129)
	2,350	4,919
Distributions received	(3,612)	(7,018)
Foreign currency translation adjustment included in “Other comprehensive income (loss)” and other	(1,631)	2,359
Balance at end of period	$42,417	$47,281
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(9) Long-Term Debt

Long-term debt consisted of the following:

	June 28, 2020	December 29, 2019
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	$392,000	$398,000
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	441,000	447,750
Series 2018-1 Class A-2 Notes:
3.573% Series 2018-1 Class A-2-I Notes, anticipated repayment date 2025	438,750	441,000
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	463,125	465,500
Series 2015-1 Class A-2 Notes:
4.497% Series 2015-1 Class A-2-III Notes, anticipated repayment date 2025	476,250	478,750
Series 2019-1 Class A-1 Variable Funding Senior Secured Notes	120,000	—
Canadian revolving credit facility	4,019	—
7% debentures, due in 2025	83,415	82,837
Unamortized debt issuance costs	(33,085)	(33,526)
	2,385,474	2,280,311
Less amounts payable within one year	(146,769)	(22,750)
Total long-term debt	$2,238,705	$2,257,561

Senior Notes

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. Under this facility, in June 2019, the Master Issuer also issued outstanding Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019-1 Class A-1 Notes”), which allow for the borrowing of up to $150,000 from time to time on a revolving basis using various credit instruments, including a letter of credit facility. In March 2020, the Company drew down $120,000 under the 2019-1 Class A-1 Notes. As a result, as of June 28, 2020, the Company had outstanding borrowings of $120,000 under the 2019-1 Class A-1 Notes. Subsequent to June 28, 2020, the Company repaid the $120,000 outstanding balance under the 2019-1 Class A-1 Notes. In June 2020, the Master Issuer also issued outstanding Series 2020-1 Variable Funding Senior Secured Notes, Class A-1 (the “2020-1 Class A-1 Notes”), which allow for the borrowing of up to $100,000 from time to time on a revolving basis using various credit instruments. The Company had no outstanding borrowings under the Series 2020-1 Class A-1 Notes as of June 28, 2020. The borrowing under the 2019-1 Class A-1 Notes in March 2020 and the issuance of the 2020-1 Class A-1 Notes in June 2020 were taken as precautionary measures to provide enhanced financial flexibility considering the uncertain market conditions arising from the COVID-19 pandemic.

The 2019-1 Class A-1 Notes and the 2020-1 Class A-1 Notes (collectively, the “Class A-1 Notes”) accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate (“LIBOR”) for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the respective purchase agreements for the Class A-1 Notes. There is a commitment fee on the unused portions of the Class A-1 Notes, which ranges from 0.40% to 0.75% based on utilization for the 2019-1 Class A-1 Notes, and is 1.50% for the 2020-1 Class A-1 Notes. As of June 28, 2020, $26,040 of letters of credit were outstanding against the 2019-1 Class A-1 Notes, which relate primarily to interest reserves required under the indenture governing the 2019-1 Class A-1 Notes.

During the three and six months ended June 28, 2020, the Company incurred debt issuance costs of $2,122 in connection with the issuance of the 2020-1 Class A-1 Notes. The debt issuance costs are being amortized to “Interest expense, net” utilizing the effective interest rate method.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Other Long-Term Debt

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6,000, which bears interest at the Bank of Montreal Prime Rate. The debt is guaranteed by Wendy’s. In March 2020, the Company drew down C$5,500 under the revolving credit facility. As a result, as of June 28, 2020, the Company had outstanding borrowings of C$5,500 under the revolving credit facility.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000, which was established to support the advertising fund operations and bears interest at LIBOR plus 2.75%. In February 2020, the Company drew down $4,397 under the revolving line of credit, which the Company repaid in February 2020. In March 2020, the Company drew down $25,000 under the revolving line of credit. As a result, as of June 28, 2020, the Company had outstanding borrowings of $25,000 under the revolving line of credit, which is included in “Advertising funds restricted liabilities.” Subsequent to June 28, 2020, the Company renewed the revolving line of credit, which is now guaranteed by Wendy’s.

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

(10) Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques under the accounting guidance related to fair value measurements are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. These inputs are classified into the following hierarchy:

•Level 1 Inputs - Quoted prices for identical assets or liabilities in active markets.

•Level 2 Inputs - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•Level 3 Inputs - Pricing inputs are unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value require significant management judgment or estimation.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 28, 2020		December 29, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$135,063	$135,063	$114,992	$114,992	Level 1
Other investments in equity securities (a)	175	175	639	1,649	Level 3

Financial liabilities
Series 2019-1 Class A-2-I Notes (b)	392,000	410,071	398,000	405,152	Level 2
Series 2019-1 Class A-2-II Notes (b)	441,000	468,518	447,750	459,136	Level 2
Series 2018-1 Class A-2-I Notes (b)	438,750	451,298	441,000	444,859	Level 2
Series 2018-1 Class A-2-II Notes (b)	463,125	487,624	465,500	475,718	Level 2
Series 2015-1 Class A-2-III Notes (b)	476,250	488,490	478,750	490,531	Level 2
Series 2019-1 Class A-1 Notes (b)	120,000	116,100	—	—	Level 2
U.S. advertising fund revolving line of credit	25,000	25,000	—	—	Level 2
Canadian revolving credit facility	4,019	4,019	—	—	Level 2
7% debentures, due in 2025 (b)	83,415	83,415	82,837	94,838	Level 2
_______________

(a)The fair values of our investments are not significant and are based on our review of information provided by the investment managers or investees which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments. During the three months ended June 28, 2020, the Company impaired a miscellaneous investment due to the deterioration in operating performance of the underlying assets. Subsequent to June 28, 2020, the Company sold its remaining interest in this investment.

(b)The fair values were based on quoted market prices in markets that are not considered active markets.

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

		Fair Value Measurements
	June 28, 2020	Level 1	Level 2	Level 3
Held and used	$341	$—	$—	$341
Held for sale	1,440	—	—	1,440
Total	$1,781	$—	$—	$1,781

		Fair Value Measurements
	December 29, 2019	Level 1	Level 2	Level 3
Held and used	$3,582	$—	$—	$3,582
Held for sale	988	—	—	988
Total	$4,570	$—	$—	$4,570

(11) Impairment of Long-Lived Assets

During the six months ended June 28, 2020 and June 30, 2019, the Company recorded impairment charges as a result of (1) the deterioration of operating performance of certain Company-operated restaurants and (2) closing Company-operated restaurants and classifying such surplus properties as held for sale. Impairment charges during the six months ended June 28, 2020 were primarily due to the expected deterioration in operating performance of certain Company-operated restaurants as a result of the COVID-19 pandemic. Additional impairment charges may be recognized by the Company in the event of further deterioration in operating performance of Company-operated restaurants.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets:”

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Company-operated restaurants	$—	$86	$4,395	$287
Surplus properties	117	112	309	1,397
	$117	$198	$4,704	$1,684

(12) Income Taxes

The Company’s effective tax rate for the three months ended June 28, 2020 and June 30, 2019 was 20.8% and 29.2%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to a reduction for the benefit of share-based compensation, partially offset by an increase due to state income taxes.

The Company’s effective tax rate for the six months ended June 28, 2020 and June 30, 2019 was 25.4% and 24.9%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to (1) a reduction for the benefit of share-based compensation, (2) an increase due to state income taxes and (3) an increase for tax on our foreign operations.

There were no significant changes to the unrecognized tax benefits or related interest and penalties for the three and six months ended June 28, 2020. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $1,319 due primarily to the lapse of statutes of limitations and expected settlements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The current portion of refundable income taxes was $5,933 and $13,555 as of June 28, 2020 and December 29, 2019, respectively, and is included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets. There were no long-term refundable income taxes as of June 28, 2020 and December 29, 2019.

(13) Net Income Per Share

Basic net income per share was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Common stock:
Weighted average basic shares outstanding	223,123	231,029	223,329	230,807
Dilutive effect of stock options and restricted shares	4,051	5,064	4,262	5,186
Weighted average diluted shares outstanding	227,174	236,093	227,591	235,993

Diluted net income per share for the three and six months ended June 28, 2020 and June 30, 2019 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 2,636 and 2,652 for the three and six months ended June 28, 2020, respectively, and 2,049 and 2,104 for the three and six months ended June 30, 2019, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(14) Stockholders’ Equity

Dividends

During the first and second quarter of 2020, the Company paid dividends per share of $.12 and $.05, respectively. During each of the first and second quarters of 2019, the Company paid dividends per share of $.10.

Repurchases of Common Stock

In February 2020, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022, when and if market and economic conditions warrant and to the extent legally permissible. During the six months ended June 28, 2020, the Company repurchased 779 shares under the February 2020 repurchase authorization with an aggregate purchase price of $14,537, excluding commissions of $11. As of June 28, 2020, the Company had $85,463 of availability remaining under its February 2020 authorization. As previously announced, beginning in March 2020, the Company temporarily suspended all share repurchase activity under the February 2020 authorization in connection with the Company’s response to the COVID-19 pandemic. The Company now intends to resume share repurchases in 2020, subject to market conditions and prevailing economic factors.

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

In addition to the shares repurchased in connection with the 2019 ASR Agreement, during the six months ended June 28, 2020, the Company repurchased 1,312 shares with an aggregate purchase price of $28,770, excluding commissions of $18, under the February 2019 authorization. After taking into consideration these repurchases, with the completion of the 2019 ASR Agreement in February 2020, the Company completed its February 2019 authorization.

During the six months ended June 30, 2019, the Company repurchased 2,824 shares with an aggregate purchase price of $49,721, of which $807 was accrued at June 30, 2019, and excluding commissions of $40, under the February 2019 authorization and the Company’s previous November 2018 authorization to repurchase up to $220,000 of our common stock.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss:

	Six Months Ended
	June 28, 2020	June 30, 2019
Balance at beginning of period	$(53,828)	$(61,673)
Foreign currency translation	(8,358)	9,860
Balance at end of period	$(62,186)	$(51,813)

(15) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At June 28, 2020, Wendy’s and its franchisees operated 6,806 Wendy’s restaurants. Of the 358 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 142 restaurants, owned the building and held long-term land leases for 146 restaurants and held leases covering the land and building for 70 restaurants. Wendy’s also owned 510 and leased 1,243 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Finance lease cost:
Amortization of finance lease assets	$3,338	$1,631	$6,524	$4,748
Interest on finance lease liabilities	10,160	9,939	20,218	16,692
	13,498	11,570	26,742	21,440
Operating lease cost	23,969	19,086	45,134	43,729
Variable lease cost (a)	13,848	15,371	28,218	29,475
Short-term lease cost	991	1,153	2,321	2,279
Total operating lease cost (b)	38,808	35,610	75,673	75,483
Total lease cost	$52,306	$47,180	$102,415	$96,923
_______________

(a)Includes expenses for executory costs of $9,457 and $9,779 for the three months ended June 28, 2020 and June 30, 2019, respectively, and $19,200 and $19,303 for the six months ended June 28, 2020 and June 30, 2019, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $31,263 and $28,022 for the three months ended June 28, 2020 and June 30, 2019, respectively, and $60,554 and $60,473 for the six months ended June 28, 2020 and June 30, 2019, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $6,831 and $7,007 for the three months ended June 28, 2020 and June 30, 2019, respectively, and $13,664 and $13,600 for the six months ended June 28, 2020 and June 30, 2019, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

Company as Lessor

The components of lease income are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Sales-type and direct-financing leases:
Selling profit	$569	$37	$1,197	$1,971
Interest income	7,260	7,072	14,508	11,805

Operating lease income	$43,052	$43,959	$87,004	$89,164
Variable lease income	13,805	14,602	27,709	27,849
Franchise rental income (a)	$56,857	$58,561	$114,713	$117,013
_______________

(a)Includes sublease income of $41,489 and $42,921 for the three months ended June 28, 2020 and June 30, 2019, respectively, and $83,531 and $85,942 for the six months ended June 28, 2020 and June 30, 2019, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $9,450 and $9,779 for the three months ended June 28, 2020 and June 30, 2019, respectively, and $19,159 and $19,211 for the six months ended June 28, 2020 and June 30, 2019, respectively.

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

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. During the six months ended June 28, 2020 and June 30, 2019, Wendy’s paid TimWen $7,408 and $8,140, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $101 and $103 during the six months ended June 28, 2020 and June 30, 2019, respectively, which has been included as a reduction to “General and administrative.”

(17) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $74,538 as of June 28, 2020. These leases extend through 2045. We have not received any notice of default related to these leases as of June 28, 2020. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Letters of Credit

As of June 28, 2020, the Company had outstanding letters of credit with various parties totaling $26,374. Substantially all of the outstanding letters of credit include amounts outstanding against the 2019-1 Class A-1 Notes. We do not expect any material loss to result from these letters of credit.

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

We previously described certain legal proceedings in the Form 10-K. As of June 28, 2020, there were no material developments in those legal proceedings.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(19) Segment Information

Revenues by segment were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Wendy’s U.S.	$331,258	$359,155	$662,299	$692,641
Wendy’s International	14,003	17,030	29,475	33,028
Global Real Estate & Development	57,045	59,163	115,492	118,262
Total revenues	$402,306	$435,348	$807,266	$843,931

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Wendy’s U.S. (a)	$93,136	$102,973	$174,964	$192,627
Wendy’s International	3,594	5,482	8,689	11,229
Global Real Estate & Development	23,711	29,899	50,201	56,852
Total segment profit	$120,441	$138,354	$233,854	$260,708
Advertising funds deficit	(1,020)	(2,055)	(2,407)	(2,055)
Unallocated general and administrative (b)	(23,051)	(20,610)	(47,170)	(41,352)
Depreciation and amortization	(34,714)	(31,484)	(65,760)	(64,669)
System optimization gains, net	1,987	110	2,310	122
Reorganization and realignment costs	(2,911)	(3,570)	(6,821)	(4,368)
Impairment of long-lived assets	(117)	(198)	(4,704)	(1,684)
Unallocated other operating income, net	46	26	91	137
Interest expense, net	(29,085)	(29,931)	(57,610)	(59,013)
Loss on early extinguishment of debt	—	(7,150)	—	(7,150)
Other (expense) income, net	(144)	2,247	932	4,947
Income before income taxes	$31,432	$45,739	$52,715	$85,623

(a) For the three and six months ended June 28, 2020, includes advertising funds expense of $2,185 related to the expected Company funding of incremental advertising during 2020.

(b) Includes corporate overhead costs, such as employee compensation and related benefits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (the “Form 10-K”). There have been no material changes as of June 28, 2020 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the world’s third largest quick-service restaurant company in the hamburger sandwich segment, with 6,806 restaurants in the United States (the “U.S.”) and 30 foreign countries and U.S. territories as of June 28, 2020.

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

Executive Overview

Our Business

As of June 28, 2020, the Wendy’s restaurant system was comprised of 6,806 restaurants, with 5,862 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 358 were operated by the Company and 5,504 were operated by a total of 239 franchisees. In addition, at June 28, 2020, there were 944 Wendy’s restaurants in operation in 30 foreign countries and U.S. territories, all of which were franchised.

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of June 28, 2020.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and consumer spending levels, general economic and market trends and weather. The COVID-19 pandemic has had and may continue to have the effect of heightening the impact of many of these factors. See “COVID-19 Update” and “Special Note Regarding Forward-Looking Statements and Projections” below for additional information.

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

Key Business Measures

We track our results of operations and manage our business using the following key business measures, which includes a non-GAAP financial measure:

•Same-Restaurant Sales - We report same-restaurant sales commencing after new restaurants have been open for 15 continuous months and as soon as reimaged restaurants reopen. Restaurants temporarily closed for more than one fiscal week are excluded from same-restaurant sales. This methodology is consistent with the metric used by our management for internal reporting and analysis. The table summarizing same-restaurant sales below in “Results of Operations” provides the same-restaurant sales percent changes.

•Restaurant Margin - We define restaurant margin as sales from Company-operated restaurants less cost of sales divided by sales from Company-operated restaurants. Cost of sales includes food and paper, restaurant labor and occupancy, advertising and other operating costs. Restaurant margin is influenced by factors such as price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, fluctuations in food and labor costs, restaurant openings, remodels and closures and the level of our fixed and semi-variable costs.

•Systemwide Sales - Systemwide sales is a non-GAAP financial measure, which includes sales by both Company-operated restaurants and franchised restaurants. Franchised restaurants’ sales are reported by our franchisees and represent their revenues from sales at franchised Wendy’s restaurants. The Company’s consolidated financial statements do not include sales by franchised restaurants to their customers. The Company believes systemwide sales data is useful in assessing consumer demand for the Company’s products, the overall success of the Wendy’s brand and, ultimately, the performance of the Company. The Company’s royalty revenues are computed as percentages of sales made by Wendy’s franchisees. As a result, sales by Wendy’s franchisees have a direct effect on the Company’s royalty revenues and profitability.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. We continue to monitor the dynamic nature of the COVID-19 pandemic on our business, results and financial condition; however, we cannot predict whether, when or the manner in which the conditions surrounding the pandemic will change and cannot currently estimate the impact on our business in the short or long-term.

In response to the pandemic, in March 2020, Wendy’s updated its brand standard to include the closure of all dining rooms except where there were specific needs, or a drive-thru or pick-up window option was not available, subject to applicable federal, state and local requirements. Substantially all Wendy’s restaurants continued to offer drive-thru and delivery service to our customers.

During the second quarter of 2020, the Company began to implement its restaurant and dining room reopening process through a phased approach in accordance with federal, state and local requirements, with customer and team member safety as its top priority. Dining rooms have been re-opening at each restaurant owner’s discretion, subject to applicable regulatory restrictions. As of August 2, 2020, over 70% of dining rooms were open across the Wendy’s system offering carryout and, in some cases, dine in services.

The COVID-19 pandemic has resulted in the temporary closure of certain restaurants across the Wendy’s system. As of August 2, 2020, systemwide temporary restaurant closures totaled 34 and 93 in the U.S. and internationally, respectively, which represents approximately 2% of all system restaurants.

The following table shows same-restaurant sales for the fiscal months of January through June 2020:

	January through February	March	April	May	June
Same-restaurant sales:
U.S. systemwide	3.7%	(7.7)%	(14.0)%	(1.9)%	5.1%
International	5.4%	(17.0)%	(28.3)%	(15.7)%	(10.7)%
Global systemwide	3.9%	(8.6)%	(15.3)%	(3.3)%	3.4%

As a result of the COVID-19 pandemic, global systemwide same-restaurant sales began to be materially adversely impacted in the fiscal month of March, with the fiscal month of April seeing the greatest impact. The decrease in same-restaurant sales was driven by a significant decline in customer count, partially offset by an increase in average check. Subsequently, global same-restaurant sales improved during the fiscal months of May and June, despite being impacted by the previously disclosed disruption in beef supply at the beginning of May (see “Beef Supply Update” below for further information). The improvement in same-restaurant sales was primarily driven by a significant increase in customer traffic compared to the lows seen in March and April. Global same-restaurant sales continued to improve during the fiscal month of July, with U.S. systemwide same-restaurant sales increasing 8.2%.

The negative impact of the COVID-19 pandemic on same-restaurant sales has been partially offset by the Company’s entry into the breakfast daypart across the U.S. system on March 2, 2020. Breakfast represented approximately 8% of U.S. systemwide sales in the second quarter of 2020.

Due to the current unprecedented market and economic conditions in the U.S. and internationally, the expected impact of the COVID-19 pandemic on the Company’s 2020 net income and cash flows cannot be reasonably estimated. Our net income and cash flows for the remainder of 2020 could continue to be materially affected by the pandemic. See “Item 1A. Risk

Factors” in “Part II. Other Information” for further information regarding the risks associated with the COVID-19 pandemic and the impact on our business, results and financial condition. Also, see “Liquidity and Capital Resources” below for certain actions taken by the Company in response to the COVID-19 pandemic.

Beef Supply Update

As previously disclosed, the Company experienced disruptions to its beef supply beginning in early May as beef suppliers across North America faced production challenges. As a result, some menu items were occasionally in short supply at some Wendy’s system restaurants. The Company and its supply chain partners effectively managed through this disruption by allocating beef to all Wendy’s system restaurants, with deliveries occurring two or three times a week, consistent with normal delivery schedules. The Company also shifted its marketing efforts in the short term to focus on chicken products in an effort to alleviate pressure on beef demand. Beef supply has returned to normal levels across the Wendy’s system as of June 28, 2020.

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

The Company’s goodwill impairment test in March 2020 included three reporting units, which were comprised of its (1) U.S. Company-operated and franchise restaurants, (2) Canada franchise restaurants and (3) global real estate and development operations. Based on the results of our goodwill impairment test, we determined the fair values of our U.S. Company-operated and franchise restaurants and our Canada franchise restaurants reporting units continued to significantly exceed their carrying values. The goodwill impairment test for our global real estate and development operations also indicated the fair value of the reporting unit exceeded its carrying value; however, the fair value exceeded the carrying value of the reporting unit by only a nominal amount. Given the limited excess of the fair value over carrying value, this reporting unit is more sensitive to changes in assumptions regarding its fair value. As of the date of our analysis in the first quarter of 2020, a 50 basis point increase in the discount rate, or a moderate decline in estimated future cash flows, would result in the fair value of the reporting unit being less than its carrying value. As of June 28, 2020, the goodwill balance associated with our global real estate and development operations was $122.5 million.

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

Information Technology (“IT”) Realignment

In December 2019, our Board of Directors approved a plan to realign and reinvest resources in the Company’s IT organization to strengthen its ability to accelerate growth. The Company is partnering with a third-party global IT consultant on this new structure to leverage their global capabilities, which the Company believes will enable a more seamless integration between its digital and corporate IT assets. The Company expects that the realignment plan will reduce certain employee compensation and other related costs that the Company intends to reinvest back into IT to drive additional capabilities and capacity across all of its technology platforms. Additionally, in June 2020, the Company made changes to its leadership structure that included the creation of a Chief Information Officer position and the elimination of the Chief Digital Experience Officer position. As a result, the Company now expects to incur total costs aggregating approximately $16.0 million to $17.0 million related to the plan. During the six months ended June 28, 2020, the Company recognized costs totaling $6.4 million, which primarily included third-party and other costs and severance and related employee costs. The Company expects to incur additional costs aggregating approximately $1.0 million, comprised primarily of recruitment and relocation costs. The Company expects to recognize the majority of the remaining costs associated with the plan during the remainder of 2020.

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the second quarter and the first six months of 2020 and 2019.

	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Revenues:
Sales	$164.2	$181.1	$(16.9)	$331.0	$348.7	$(17.7)
Franchise royalty revenue and fees	103.1	109.1	(6.0)	204.9	211.1	(6.2)
Franchise rental income	56.9	58.5	(1.6)	114.7	117.0	(2.3)
Advertising funds revenue	78.1	86.6	(8.5)	156.7	167.1	(10.4)
	402.3	435.3	(33.0)	807.3	843.9	(36.6)
Costs and expenses:
Cost of sales	140.6	151.1	(10.5)	290.6	293.7	(3.1)
Franchise support and other costs	5.5	4.0	1.5	13.5	10.1	3.4
Franchise rental expense	31.3	28.0	3.3	60.6	60.5	0.1
Advertising funds expense	81.3	88.7	(7.4)	161.3	169.1	(7.8)
General and administrative	48.6	50.8	(2.2)	100.2	100.1	0.1
Depreciation and amortization	34.7	31.5	3.2	65.8	64.7	1.1
System optimization gains, net	(2.0)	(0.1)	(1.9)	(2.3)	(0.1)	(2.2)
Reorganization and realignment costs	2.9	3.6	(0.7)	6.8	4.4	2.4
Impairment of long-lived assets	0.1	0.2	(0.1)	4.7	1.7	3.0
Other operating income, net	(1.4)	(3.1)	1.7	(3.3)	(7.1)	3.8
	341.6	354.7	(13.1)	697.9	697.1	0.8
Operating profit	60.7	80.6	(19.9)	109.4	146.8	(37.4)
Interest expense, net	(29.1)	(29.9)	0.8	(57.6)	(59.0)	1.4
Loss on early extinguishment of debt	—	(7.2)	7.2	—	(7.2)	7.2
Other (expense) income, net	(0.2)	2.2	(2.4)	0.9	5.0	(4.1)
Income before income taxes	31.4	45.7	(14.3)	52.7	85.6	(32.9)
Provision for income taxes	(6.5)	(13.3)	6.8	(13.4)	(21.3)	7.9
Net income	$24.9	$32.4	$(7.5)	$39.3	$64.3	$(25.0)

	Second Quarter				Six Months
	2020	% of Total Revenues	2019	% of Total Revenues	2020	% of Total Revenues	2019	% of Total Revenues
Revenues:
Sales	$164.2	40.8%	$181.1	41.6%	$331.0	41.0%	$348.7	41.3%
Franchise royalty revenue and fees:
Royalty revenue	97.2	24.2%	102.8	23.6%	192.6	23.9%	197.7	23.4%
Franchise fees	5.9	1.4%	6.3	1.5%	12.3	1.5%	13.4	1.6%
Total franchise royalty revenue and fees	103.1	25.6%	109.1	25.1%	204.9	25.4%	211.1	25.0%
Franchise rental income	56.9	14.2%	58.5	13.4%	114.7	14.2%	117.0	13.9%
Advertising funds revenue	78.1	19.4%	86.6	19.9%	156.7	19.4%	167.1	19.8%
Total revenues	$402.3	100.0%	$435.3	100.0%	$807.3	100.0%	$843.9	100.0%

	Second Quarter				Six Months
	2020	% of Sales	2019	% of Sales	2020	% of Sales	2019	% of Sales
Cost of sales:
Food and paper	$49.3	30.0%	$57.8	31.9%	$101.8	30.8%	$110.0	31.5%
Restaurant labor	54.0	32.9%	53.8	29.7%	111.0	33.5%	105.4	30.2%
Occupancy, advertising and other operating costs	37.3	22.7%	39.5	21.9%	77.8	23.5%	78.3	22.5%
Total cost of sales	$140.6	85.6%	$151.1	83.5%	$290.6	87.8%	$293.7	84.2%

	Second Quarter				Six Months
	2020	% of Sales	2019	% of Sales	2020	% of Sales	2019	% of Sales
Restaurant margin	$23.6	14.4%	$30.0	16.5%	$40.4	12.2%	$55.0	15.8%

The tables below present certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	Second Quarter		Six Months
	2020	2019	2020	2019
Key business measures:
U.S. same-restaurant sales:
Company-operated restaurants	(10.0)%	0.8%	(5.5)%	1.4%
Franchised restaurants	(4.0)%	1.4%	(2.0)%	1.3%
Systemwide	(4.4)%	1.3%	(2.3)%	1.3%

International same-restaurant sales (a)	(18.4)%	3.9%	(10.1)%	3.3%

Global same-restaurant sales:
Company-operated restaurants	(10.0)%	0.8%	(5.5)%	1.4%
Franchised restaurants (a)	(5.5)%	1.6%	(2.9)%	1.5%
Systemwide (a)	(5.8)%	1.6%	(3.1)%	1.5%
________________

(a) Includes international franchised restaurants same-restaurant sales (excluding Argentina and Venezuela due to the impact of the highly inflationary economies of those countries).

	Second Quarter		Six Months
	2020	2019	2020	2019
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$164.2	$181.1	$331.0	$348.7
U.S. franchised	2,239.2	2,321.6	4,413.4	4,471.9
U.S. systemwide	2,403.4	2,502.7	4,744.4	4,820.6
International franchised (b)	220.2	301.0	492.8	574.3
Global systemwide	$2,623.6	$2,803.7	$5,237.2	$5,394.9
________________

(a) During the second quarter of 2020 and 2019, global systemwide sales decreased 6.2% and increased 3.3%, respectively, U.S. systemwide sales decreased 4.0% and increased 2.5%, respectively, and international franchised sales decreased 24.5% and increased 10.4%, respectively, on a constant currency basis. During the first six months of 2020 and 2019, global systemwide sales decreased 2.7% and increased 3.3%, respectively, U.S. systemwide sales decreased 1.6% and increased 2.5%, respectively, and international franchised sales decreased 12.4% and increased 10.3%, respectively, on a constant currency basis.

(b) Excludes Argentina and Venezuela due to the impact of the highly inflationary economies of those countries.

	Second Quarter
	Company-operated	U.S. Franchised	International Franchised	Systemwide
Restaurant count:
Restaurant count at March 29, 2020	358	5,503	944	6,805
Opened	2	17	3	22
Closed (a)	(2)	(16)	(3)	(21)
Restaurant count at June 28, 2020	358	5,504	944	6,806

	Six Months
	Company-operated	U.S. Franchised	International Franchised	Systemwide

Restaurant count at December 29, 2019	357	5,495	936	6,788
Opened	3	43	17	63
Closed (a)	(2)	(34)	(9)	(45)
Restaurant count at June 28, 2020	358	5,504	944	6,806
________________

(a) Excludes restaurants temporarily closed due to the impact of the COVID-19 pandemic.

Sales	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Sales	$164.2	$181.1	$(16.9)	$331.0	$348.7	$(17.7)

The decrease in sales for the second quarter and the first six months of 2020 was primarily due to a 10.0% and 5.5% decrease in Company-operated same-restaurant sales, respectively. Company-operated same-restaurant sales decreased due to a decrease in customer count as a result of the COVID-19 pandemic, partially offset by (1) higher average check and (2) the positive impact from the launch of breakfast on March 2, 2020.

Franchise Royalty Revenue and Fees	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Royalty revenue	$97.2	$102.8	$(5.6)	$192.6	$197.7	$(5.1)
Franchise fees	5.9	6.3	(0.4)	12.3	13.4	(1.1)
	$103.1	$109.1	$(6.0)	$204.9	$211.1	$(6.2)

The decrease in franchise royalty revenue during the second quarter and the first six months of 2020 was primarily due to a 5.5% and 2.9% decrease in franchise same-restaurant sales, respectively, which reflects the impact of the COVID-19 pandemic, partially offset by the positive impact from the launch of breakfast on March 2, 2020. The decrease in franchise fees during the second quarter and the first six months of 2020 was primarily due to lower other miscellaneous franchise fees.

Franchise Rental Income	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Franchise rental income	$56.9	$58.5	$(1.6)	$114.7	$117.0	$(2.3)

The decrease in franchise rental income during the second quarter was primarily due to amending certain existing leases, partially offset by the impact of assigning certain leases to a franchisee during the second quarter of 2019. The decrease in franchise rental income during the first six months of 2020 was primarily due to amending certain existing leases and the impact of assigning certain leases to a franchisee.

Advertising Funds Revenue	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Advertising funds revenue	$78.1	$86.6	$(8.5)	$156.7	$167.1	$(10.4)

The Company maintains two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants in the U.S. and Canada. Franchisees make contributions to the national advertising funds based on a percentage of sales of the franchised restaurants. The decrease in advertising funds revenue during the second quarter and the first six months of 2020 was primarily due to a decrease in franchise same-restaurant sales as a result of the COVID-19 pandemic.

Cost of Sales, as a Percent of Sales	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Food and paper	30.0%	31.9%	(1.9)%	30.8%	31.5%	(0.7)%
Restaurant labor	32.9%	29.7%	3.2%	33.5%	30.2%	3.3%
Occupancy, advertising and other operating costs	22.7%	21.9%	0.8%	23.5%	22.5%	1.0%
	85.6%	83.5%	2.1%	87.8%	84.2%	3.6%

The increase in cost of sales, as a percent of sales, during the second quarter and the first six months of 2020 was primarily due to (1) a decrease in customer count, reflecting the impact of the COVID-19 pandemic, and (2) restaurant labor rate increases, which included incremental recognition pay during April and May. These impacts were partially offset by (1) higher average check and (2) labor efficiencies and other dining room closure related efficiencies.

Franchise Support and Other Costs	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Franchise support and other costs	$5.5	$4.0	$1.5	$13.5	$10.1	$3.4

The increase in franchise support and other costs during the second quarter was primarily due to higher costs incurred to provide information technology and other services to our franchisees. The increase in franchise support and other costs during the first six months of 2020 was primarily due to (1) investments to support U.S. franchisees in preparation of the launch of breakfast across the U.S. system on March 2, 2020 and (2) higher costs incurred to provide information technology and other services to our franchisees.

Franchise Rental Expense	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Franchise rental expense	$31.3	$28.0	$3.3	$60.6	$60.5	$0.1

The increase in franchise rental expense during the second quarter and the first six months of 2020 was primarily due to the impact of assigning certain leases to a franchisee in 2019.

Advertising Funds Expense	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Advertising funds expense	$81.3	$88.7	$(7.4)	$161.3	$169.1	$(7.8)

The decrease in advertising funds expense during the second quarter and the first six months of 2020 was primarily due to the same factor as described above for “Advertising Funds Revenue.” On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. During the second quarter and the first six months of 2020, advertising funds expense exceeded advertising funds revenue by $3.2 million and $4.6 million, respectively, reflecting a portion of the expected advertising spend in excess of advertising funds revenue for 2020. The second quarter and the first six months of 2020 include $2.2 million related to the Company’s decision in June to fund incremental advertising during 2020. The excess of advertising funds expense over advertising funds revenue for 2020 is expected to be approximately $20.0 million, which includes (1) up to $15.0 million of Company funding of incremental advertising and (2) the amount by which advertising funds revenue exceeded advertising funds expense in 2019 and 2018 of approximately $5.0 million.

General and Administrative	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Employee compensation and related benefits	$26.9	$27.7	$(0.8)	$57.2	$56.2	$1.0
Severance expense	—	0.3	(0.3)	1.2	0.4	0.8
Travel-related expenses	0.8	3.2	(2.4)	3.9	5.8	(1.9)
Other, net	20.9	19.6	1.3	37.9	37.7	0.2
	$48.6	$50.8	(2.2)	$100.2	$100.1	0.1

The decrease in general and administrative expenses during the second quarter of 2020 was primarily due to a decrease in travel-related expenses as a result of reduced travel during the COVID-19 pandemic. The increase in general and administrative expenses during the first six months of 2020 was primarily due to increases in (1) employee compensation and related benefits and (2) severance expense. These increases were offset by a decrease in travel-related expenses as a result of reduced travel during the COVID-19 pandemic.

Depreciation and Amortization	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Restaurants	$23.0	$20.0	$3.0	$42.5	$41.9	$0.6
Corporate and other	11.7	11.5	0.2	23.3	22.8	0.5
	$34.7	$31.5	$3.2	$65.8	$64.7	$1.1

The increase in depreciation and amortization during the second quarter and the first six months of 2020 was primarily due to (1) changes in useful lives for certain asset categories and (2) the assignment of certain leases to a franchisee in 2019, resulting in the write-off of the related net investment in the leases. These increases were partially offset by (1) assets becoming fully depreciated and (2) a decrease in depreciation on assets classified as held for sale resulting from the expected sale of 43 restaurants in New York to franchisees in the first quarter of 2021.

System Optimization Gains, Net	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
System optimization gains, net	$(2.0)	$(0.1)	$(1.9)	$(2.3)	$(0.1)	$(2.2)

System optimization gains, net for the second quarter and the first six months of 2020 were primarily comprised of gains on the sale of surplus and other properties.

Reorganization and Realignment Costs	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
IT realignment	$2.8	$—	$2.8	$6.4	$—	$6.4
G&A realignment	0.1	3.5	(3.4)	0.3	4.3	(4.0)
System optimization initiative	—	0.1	(0.1)	0.1	0.1	—
	$2.9	$3.6	$(0.7)	$6.8	$4.4	$2.4

In December 2019, the Company’s Board of Directors approved a plan to realign and reinvest resources in its IT organization to strengthen its ability to accelerate growth. Additionally, in June 2020, the Company made changes to its leadership structure that included the creation of a Chief Information Officer position and the elimination of the Chief Digital Experience Officer position. During the second quarter and the first six months of 2020, the Company recognized costs associated with this plan totaling $2.8 million and $6.4 million, respectively, which primarily included third-party and other costs of $1.9 million and $5.1 million, respectively, and severance and related employee costs of $0.8 million and $1.0 million, respectively.

In May 2017, the Company initiated a plan to further reduce its G&A expenses. In addition, in May 2019, the Company announced changes to its management and operating structure. G&A realignment costs for the second quarter and the first six months of 2020 were primarily comprised of share-based compensation. G&A realignment costs for the second quarter and the first six months 2019 were primarily comprised of severance and related employee costs and share-based compensation. The Company does not expect to incur any additional material costs under the plan.

Impairment of Long-Lived Assets	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Impairment of long-lived assets	$0.1	$0.2	$(0.1)	$4.7	$1.7	$3.0

The increase in impairment charges during the first six months of 2020 was primarily driven by the Company testing its Company-operated restaurant long-lived assets for recoverability as a result of the adverse impacts of the COVID-19 pandemic. As a result of this analysis, the Company recorded impairment charges due primarily to the expected deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Equity in earnings in joint ventures, net	$(0.9)	$(3.1)	$2.2	$(2.4)	$(4.9)	$2.5
Gains on sales-type leases	(0.6)	—	(0.6)	(1.2)	(2.0)	0.8
Other, net	0.1	—	0.1	0.3	(0.2)	0.5
	$(1.4)	$(3.1)	$1.7	$(3.3)	$(7.1)	$3.8

The change in other operating income, net during the second quarter and the first six months of 2020 was primarily due to a decrease in the equity in earnings from our TimWen joint venture.

Interest Expense, Net	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Interest expense, net	$29.1	$29.9	$(0.8)	$57.6	$59.0	$(1.4)

Interest expense, net decreased during the second quarter and the first six months of 2020 primarily due to the impact of the completion of refinancing a portion of the Company’s securitized financing facility in June 2019.

Loss on Early Extinguishment of Debt	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Loss on early extinguishment of debt	$—	$7.2	$(7.2)	$—	$7.2	$(7.2)

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

Other (Expense) Income, Net	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Other (expense) income, net	$(0.2)	$2.2	$(2.4)	$0.9	$5.0	$(4.1)

Other (expense) income, net decreased during the second quarter and the first six months of 2020 primarily due to lower interest income earned on our cash equivalents.

Provision for Income Taxes	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Income before income taxes	$31.4	$45.7	$(14.3)	$52.7	$85.6	$(32.9)
Provision for income taxes	(6.5)	(13.3)	6.8	(13.4)	(21.3)	7.9
Effective tax rate on income	20.8%	29.2%	(8.4)%	25.4%	24.9%	0.5%

Our effective tax rates for the second quarter of 2020 and 2019 were impacted by variations in income before income taxes, including uncertainty in 2020 income before income taxes arising from the COVID-19 pandemic, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The decrease in the effective tax rate for the second quarter of 2020 compared with the second quarter of 2019 was primarily due to (1) an increase in the benefit of share-based compensation and (2) a reduction in state income taxes, including non-recurring changes to state deferred taxes net of federal benefits.

Our effective tax rates for the first six months of 2020 and 2019 were impacted by variations in income before income taxes, including uncertainty in 2020 income before income taxes arising from the COVID-19 pandemic, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The increase in the effective tax rate for the first six months of 2020 compared with the first six months of 2019 was primarily due to an increase in tax on our foreign operations, offset by (1) an increase in the benefit of share-based compensation and (2) a reduction in state income taxes, including non-recurring changes to state deferred taxes net of federal benefits.

Segment Information

See Note 19 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Sales	$164.2	$181.1	$(16.9)	$331.0	$348.7	$(17.7)
Franchise royalty revenue	88.1	91.5	(3.4)	173.0	175.8	(2.8)
Franchise fees	5.4	5.2	0.2	10.6	10.7	(0.1)
Advertising fund revenue	73.6	81.4	(7.8)	147.7	157.4	(9.7)
Total revenues	$331.3	$359.2	$(27.9)	$662.3	$692.6	$(30.3)
Segment profit	$93.1	$103.0	$(9.9)	$175.0	$192.6	$(17.6)

The decrease in Wendy’s U.S. revenues during the second quarter and the first six months of 2020 was primarily due to a decrease in same-restaurant sales resulting from the impact of the COVID-19 pandemic. This decrease in same-restaurant sales was driven by a decrease in customer count, partially offset by (1) higher average check and (2) the positive impact from the launch of breakfast on March 2, 2020.

The decrease in Wendy’s U.S. segment profit during the second quarter and the first six months of 2020 was primarily due to (1) lower revenues and (2) higher cost of sales, as a percent of sales, for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales.”

Wendy’s International

	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Franchise royalty revenue	$9.1	$11.4	$(2.3)	$19.6	$21.8	$(2.2)
Franchise fees	0.4	0.4	—	0.9	1.5	(0.6)
Advertising fund revenue	4.5	5.2	(0.7)	9.0	9.7	(0.7)
Total revenues	$14.0	$17.0	$(3.0)	$29.5	$33.0	$(3.5)
Segment profit	$3.6	$5.5	$(1.9)	$8.7	$11.2	$(2.5)

The decrease in Wendy’s International revenues during the second quarter and the first six months of 2020 was primarily due to a decrease in same-restaurant sales resulting from the impact of the COVID-19 pandemic.

The decrease in Wendy’s International segment profit during the second quarter and the first six months of 2020 was primarily due to lower revenues, partially offset by a decrease in travel-related expenses as a result of reduced travel during the COVID-19 pandemic.

Global Real Estate & Development

	Second Quarter			Six Months
	2020	2019	Change	2020	2019	Change
Franchise fees	$0.1	$0.7	$(0.6)	$0.8	$1.3	$(0.5)
Franchise rental income	56.9	58.5	(1.6)	114.7	117.0	(2.3)
Total revenues	$57.0	$59.2	$(2.2)	$115.5	$118.3	$(2.8)
Segment profit	$23.7	$29.9	$(6.2)	$50.2	$56.9	$(6.7)

The decrease in Global Real Estate & Development revenues during the second quarter and the first six months of 2020 was primarily due to lower franchise rental income. See “Franchise Rental Income” above for further information.

The decrease in Global Real Estate & Development segment profit during the second quarter and the first six months of 2020 was primarily due to (1) a decrease in net rental income, reflecting the impact of assigning certain leases to a franchisee during 2019 and (2) a decrease in the equity in earnings from the TimWen joint venture.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to stockholders.

During the six months ended June 28, 2020, the Company made a payment of $24.7 million related to the settlement of the financial institutions class action (the “FI Case”) (see Note 23 of the Financial Statements and Supplementary Data contained in Item 8 of the Form 10-K for further information).

In response to the COVID-19 pandemic, the Company has taken the following actions impacting its liquidity and capital resources during and subsequent to the six months ended June 28, 2020:

•increased its cash position by draw downs of its Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019-1 Class A-1 Notes”), which was repaid subsequent to June 28, 2020, and the Company’s other lines of credit in March 2020, as discussed below in “Long-Term Debt, Including Current Portion;”

•enhanced its debt capacity by issuing $100.0 million of Series 2020-1 Variable Funding Senior Secured Notes, Class A-1 (the “2020-1 Class A-1 Notes”) in June 2020, which remain undrawn as of the date of this report, as discussed below in “Long-Term Debt, Including Current Portion;”

•reduced its quarterly cash dividend from $.12 per share in the first quarter of 2020 to $.05 per share in the second and third quarters of 2020, as discussed below in “Dividends;”

•temporarily suspended all share repurchase activity under the February 2020 share repurchase authorization. The Company now intends to resume share repurchases in 2020, subject to market conditions and prevailing economic factors, as discussed below in “Stock Repurchases;”

•evaluated its planned 2020 general and administrative expenses and capital plan and identified approximately $10.0 million and $20.0 million, respectively, for a total of $30.0 million in savings. The Company now expects to realize approximately $5.0 million of the previously identified general and administrative expense savings, primarily as a result of a higher incentive compensation accrual;

•revised its planned 2020 advertising expenses in March 2020 to eliminate Company funding of incremental advertising. In June 2020, the Company reevaluated its marketing plans and now plans to fund up to $15.0 million of incremental advertising during the remainder of 2020;

•deferred payment of the Company’s share of Social Security payroll taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which allows for the deferral of these payments through the end of 2020 and requires repayment of the deferred amounts in 2021 and 2022;

•to support the franchise system, (1) extended payment terms for royalties and national advertising funds contributions by 45 days beginning in April for a three month period, (2) abated national advertising fund contributions on breakfast sales for the remainder of 2020, (3) offered to defer base rent payments on properties owned by Wendy’s and leased to franchisees by 50% beginning in May for a three month period, which will be repaid over 12 months beginning in August, and (4) extended Image Activation and new restaurant development requirements by one year; and

•to support Company-operated restaurant employees, (1) implemented a new emergency paid sick leave policy with up to 14 days paid leave in the event an employee is unable to work as a result of the COVID-19 pandemic and (2) increased hourly pay by 10% for the months of April and May for hourly crew members, shift managers and assistant general managers, and protected part of the monthly bonus through May for general managers and district managers.

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

We currently believe we have the ability to pursue additional sources of liquidity if needed or desired to fund operating cash requirements or for other purposes. However, there can be no assurance that additional liquidity will be readily available or available on terms acceptable to us.

The table below summarizes our cash flows from operating, investing and financing activities for the first six months of 2020 and 2019:

	Six Months
	2020	2019	Change
Net cash provided by (used in):
Operating activities	$30.6	$154.1	$(123.5)
Investing activities	(24.9)	(29.9)	5.0
Financing activities	48.3	(130.2)	178.5
Effect of exchange rate changes on cash	(3.2)	3.8	(7.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	$50.8	$(2.2)	$53.0

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $30.6 million and $154.1 million in the first six months of 2020 and 2019, respectively. The change was primarily due to (1) the extension of payment terms for royalties beginning in April 2020 for a three month period, (2) lower net income, adjusted for non-cash expenses, (3) a cash payment of $24.7 million related to the settlement of the FI Case in January 2020 and (4) an increase in payments for incentive compensation for the 2019 fiscal year paid in 2020.

Investing Activities

Cash used in investing activities was $24.9 million and $29.9 million in the first six months of 2020 and 2019, respectively. The change was primarily due to (1) no acquisitions of restaurants from franchisees in the first six months of 2020 compared with cash used for acquisitions of $5.1 million in the first six months of 2019 and (2) an increase in proceeds from dispositions of $3.1 million. These changes were partially offset by an increase in capital expenditures of $3.9 million.

Financing Activities

Cash provided by (used in) financing activities was $48.3 million and $(130.2) million in the first six months of 2020 and 2019, respectively. The change was primarily due to (1) a net increase in cash provided by long-term debt activities of $168.8 million, reflecting the impact of the draw downs under the 2019-1 Class A-1 Notes and certain other lines of credit, (2) a decrease in dividends of $8.2 million and (3) a decrease in repurchases of common stock of $5.6 million. These changes were partially offset by a decrease in proceeds from stock option exercises, net of payments related to tax withholding for share-based compensation, of $4.0 million.

Long-Term Debt, Including Current Portion

Except as described below, there were no material changes to the terms of any debt obligations since December 29, 2019. The Company was in compliance with its debt covenants as of June 28, 2020. See Note 9 of the Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. Under this facility, in June 2019, the Master Issuer also issued outstanding 2019-1 Class A-1 Notes, which allow for the borrowing of up to $150.0 million from time to time on a revolving basis using various credit instruments, including a letter of credit facility. In March 2020, the Company drew down $120.0 million under the 2019-1 Class A-1 Notes. As a result, as of June 28, 2020, the Company had outstanding borrowings of $120.0 million under the 2019-1 Class A-1 Notes. Subsequent to June 28, 2020, the Company repaid the $120.0 million outstanding balance under the 2019-1 Class A-1 Notes. In June 2020, the Master Issuer also issued outstanding 2020-1 Class A-1 Notes, which allow for the borrowing of up to $100.0 million from time to time on a revolving basis using various credit instruments. The Company had no outstanding borrowings under the 2020-1 Class A-1 Notes as of June 28, 2020.

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6.0 million. In March 2020, the Company drew down C$5.5 million under the revolving credit facility. As a result, as of June 28, 2020, the Company had outstanding borrowings of C$5.5 million under the revolving credit facility.

Wendy’s U.S. advertising fund has a revolving line of credit of $25.0 million, which was established to support the advertising fund operations. In February 2020, the Company drew down $4.4 million under the revolving line of credit, which the Company repaid in February 2020. In March 2020, the Company drew down $25.0 million under the revolving line of credit. As a result, as of June 28, 2020, the Company had outstanding borrowings of $25.0 million under the revolving line of credit. Subsequent to June 28, 2020, the Company renewed the revolving line of credit, which is now guaranteed by Wendy’s.

The increased borrowings were taken as precautionary measures to provide enhanced financial flexibility considering the uncertain market conditions arising from the COVID-19 pandemic.

Dividends

On March 16, 2020 and June 15, 2020, the Company paid quarterly cash dividends per share of $.12 and $.05, respectively, aggregating $38.0 million. On August 5, 2020, the Company announced a dividend of $.05 per share to be paid on September 15, 2020 to stockholders of record as of September 1, 2020. If the Company pays regular quarterly cash dividends for the remainder of 2020 at the same rate as declared in the third quarter of 2020, the Company’s total cash requirement for dividends for the remainder of 2020 will be approximately $22.4 million based on the number of shares of its common stock outstanding at July 29, 2020. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2020, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022, when and if market and economic conditions warrant and to the extent legally permissible. During the six months ended June 28, 2020, the Company repurchased 0.8 million shares under the February 2020 repurchase authorization with an aggregate purchase price of $14.5 million, excluding commissions. As of June 28, 2020, the Company had $85.5 million of availability remaining under its February 2020 authorization. As previously announced, beginning in March 2020, the Company temporarily suspended all share repurchase activity under the February 2020 authorization in connection with the Company’s response to the COVID-19 pandemic. The Company now intends to resume share repurchases in 2020, subject to market conditions and prevailing economic factors.

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

In addition to the shares repurchased in connection with the 2019 ASR Agreement, during the six months ended June 28, 2020, the Company repurchased 1.3 million shares with an aggregate purchase price of $28.8 million, excluding commissions, under the February 2019 authorization. After taking into consideration these repurchases, with the completion of the 2019 ASR Agreement in February 2020, the Company completed its February 2019 authorization.

During the six months ended June 30, 2019, the Company repurchased 2.8 million shares with an aggregate purchase price of $49.7 million, of which $0.8 million was accrued at June 30, 2019, and excluding commissions, under the February 2019 authorization and the Company’s previous November 2018 authorization to repurchase up to $220.0 million of our common stock.

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

As of June 28, 2020, there were no material changes from the information contained in the Form 10-K, except as described below.

Interest Rate Risk

As of June 28, 2020, the Company had outstanding borrowings of $120.0 million under the 2019-1 Class A-1 Notes. In addition, the Company had outstanding borrowings of $25.0 million under the U.S. advertising fund revolving line of credit and C$5.5 million of outstanding borrowings under a Canadian subsidiary’s revolving credit facility. The increased borrowings were taken as precautionary measures to provide enhanced flexibility considering the uncertain market conditions arising from the COVID-19 pandemic. Subsequent to June 28, 2020, the Company repaid the $120.0 million outstanding balance under the 2019-1 Class A-1 Notes.

Our long-term debt, including the current portion and the advertising fund revolving line of credit, aggregated $2,450.1 million as of June 28, 2020 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows; however, the 2019-1 Class A-1 Notes and the 2020-1 Class A-1 Notes (collectively, the “Class A-1 Notes”), including the borrowings outstanding under the 2019-1 Class A-1 Notes as of June 28, 2020, accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate (“LIBOR”) for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the respective purchase agreements for the Class A-1 Notes. In addition, the U.S. advertising fund revolving line of credit bears interest at LIBOR plus 2.75% and our Canadian subsidiary’s revolving credit facility bears interest at the Bank of Montreal Prime Rate. An increase or decrease of 1.0% in the effective interest rate applied to these outstanding borrowings would result in a pre-tax interest expense fluctuation of approximately $1.5 million on an annualized basis. As described above, subsequent to June 28, 2020, the Company repaid the $120.0 million outstanding balance under the 2019-1 Class A-1 Notes. The Company had no outstanding borrowings under the 2020-1 Class A-1 Notes as of June 28, 2020.

In addition, LIBOR is expected to be discontinued after 2021. If LIBOR is discontinued, we may need to renegotiate certain loan documents and we cannot predict what alternative index would be negotiated with our lenders or the resulting impact on our interest expense.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 28, 2020. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2020, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the second quarter of 2020 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. As previously announced, the Company has realigned and reinvested resources in its IT organization and partnered with a third-party global IT consultant.  The Company completed the transition of certain IT services to the consultant in the second quarter of 2020, and, currently, the control environment has not changed, as the consultant is adhering to the Company’s control procedures. The Company will continue to periodically evaluate the impact of this initiative on its internal control over financial reporting, including evaluating potential changes to the control environment as the consultant provides services to the Company in accordance with contractual requirements.

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

PART II. OTHER INFORMATION

Special Note Regarding Forward-Looking Statements and Projections

This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Generally, forward-looking statements include the words “may,” “believes,” “plans,” “expects,” “anticipates,” “intends,” “estimate,” “goal,” “upcoming,” “outlook,” “guidance” or the negation thereof, or similar expressions. In addition, all statements that address future operating, financial or business performance, strategies or initiatives, future efficiencies or savings, anticipated costs or charges, future capitalization, anticipated impacts of recent or pending investments or transactions and statements expressing general views about future results or brand health are forward-looking statements within the meaning of the Reform Act. Forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed in or implied by our forward-looking statements. Many important factors could affect our future results and cause those results to differ materially from those expressed in or implied by our forward-looking statements. Such factors include, but are not limited to, the following:

•the disruption to our business from the novel coronavirus (COVID-19) pandemic and the impact of the pandemic on our results of operations, financial condition and prospects;

•the impact of competition, including from outside the quick-service restaurant industry;

•changes in consumer tastes and preferences, unemployment and discretionary consumer spending;

•prevailing conditions and disruptions in the national and global economies, including areas with a high concentration of Wendy’s restaurants;

•food safety events, including instances of food-borne illness, involving Wendy’s, its supply chain or other food service companies;

•the success of our operating, promotional, marketing or new product development initiatives, including risks associated with our entry into the breakfast daypart across the U.S. system;

•our ability to achieve our growth strategy through net new restaurant development, including the availability of suitable locations and terms, and the success of our Image Activation program, including the ability of reimaged restaurants to positively affect sales;

•changes in commodity and other operating costs, including supply, distribution and labor costs;

•our ability to attract and retain qualified restaurant personnel;

•shortages or interruptions in the supply or distribution of food or other products and other risks associated with our independent supply chain purchasing co-op;

•consumer concerns regarding the nutritional aspects of our products;

•the effects of disease outbreaks, epidemics or pandemics;

•the effects of negative publicity that can occur from socially relevant issues or from increased use of social media;

•risks associated with our international operations, including our ability to achieve our international growth strategy;

•risks associated with our digital commerce strategy, platforms and technologies, including our ability to adapt to changes in industry trends and consumer preferences;

•our dependence on computer systems and information technology, including risks associated with the failure, interruption or breach of our systems or technology or other cyber incidents or deficiencies;

•risks associated with the realignment and reinvestment of resources in our IT organization to accelerate growth;

•our ability to effectively manage the acquisition and disposition of restaurants or successfully implement other strategic initiatives;

•conditions beyond our control, such as adverse weather conditions, natural disasters, hostilities, social unrest or other catastrophic events;

•the availability and cost of insurance;

•our ability to protect our intellectual property;

•the continued succession and retention of key personnel and the effectiveness of our leadership structure;

•compliance with legal or regulatory requirements, the impact of legal or regulatory proceedings and risks associated with an increased focus on environmental, social and governance issues;

•risks associated with leasing and owning significant amounts of real estate, including a decline in the value of our real estate assets or liability for environmental matters;

•the effects of charges for impairment of goodwill or other long-lived assets;

•risks associated with our securitized financing facility and other debt agreements, including our overall debt levels and our ability to generate sufficient cash flow to meet increased debt service obligations, compliance with operational and financial covenants and restrictions on our ability to raise additional capital;

•the availability, terms and deployment of capital, including the amount and timing of equity and debt repurchases;

•other risks and uncertainties affecting us and our subsidiaries referred to in this Quarterly Report on Form 10-Q (see especially Part II, “Item 1A. Risk Factors”), our Annual Report on Form 10-K filed with the SEC on February 26, 2020 (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

In addition to the factors described above, there are risks associated with our predominantly franchised business model that could impact our results, performance and achievements. Such risks include our ability to identify, attract and retain experienced and qualified franchisees and effectively manage the transfer of restaurants between and among franchisees, the business and financial health of franchisees, the ability of franchisees to meet their royalty, advertising, development, reimaging and other commitments, participation by franchisees in brand strategies and the fact that franchisees are independent third parties that own, operate and are responsible for overseeing the operations of their restaurants. Our predominantly franchised business model may also impact the ability of the Wendy’s system to effectively respond and adapt to market changes. Many of these risks have been or in the future may be heightened due to the business disruption and impact from the COVID-19 pandemic.

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

Item 1A. Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 29, 2020, which could materially affect our business, financial condition or future results. Except as set forth below or as may otherwise be described elsewhere in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 29, 2020.

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

In response to the COVID-19 pandemic, in March 2020, we updated our brand standard to include the closure of all dining rooms except where there were specific needs, or a drive-thru or pick-up window option was not available, subject to applicable federal, state and local requirements. Substantially all Wendy’s restaurants continued to offer drive-thru and delivery service to our customers. During the second quarter of 2020, we began implementing our restaurant and dining room reopening process through a phased approach in accordance with federal, state and local requirements, with customer and team member safety as our top priority. Dining rooms have begun re-opening at each restaurant owner’s discretion, subject to applicable regulatory restrictions. As of August 2, 2020, over 70% of dining rooms were open across the Wendy’s system offering carryout and, in some cases, dine in services. The COVID-19 pandemic has also resulted in the temporary closure of certain restaurants across the Wendy’s system. As of August 2, 2020, approximately 98% of our global systemwide restaurants were operating.

As a result of the COVID-19 pandemic, restaurant traffic and systemwide sales have been significantly negatively impacted. Even as mobility begins to increase, customers have been and may continue to be reluctant to return to in-restaurant dining, and consumer spending may be adversely impacted for an extended period of time as a result of decreased consumer confidence and the impact of lost wages due to increased unemployment.

The COVID-19 pandemic has also adversely affected new restaurant development and restaurant reimaging. Due to the uncertain and challenging economic and market conditions, we have delayed construction of certain new Company-operated restaurants and reimaging of existing Company-operated restaurants and have also delayed the 2020 new restaurant development and Image Activation requirements of our franchisees. These delays could affect our ability to drive future growth in our business.

Our operating results and financial condition are impacted to a large extent by the operational and financial success of our franchisees. The impact of the COVID-19 pandemic has had, and could continue to have, an adverse effect on our franchisees’ operations and financial condition. Because a significant portion of restaurant operating costs are fixed or semi-fixed in nature, the loss of sales during a prolonged period of time negatively impacts operating margins and can result in restaurant operating losses. As previously announced, we have taken certain actions to support our franchisees, including extending payment terms for royalties, extending or abating payment terms for advertising fund contributions and offering to defer base rent payments on properties owned by the Company and leased to franchisees. These actions have adversely affected and are expected to continue to adversely affect our cash flows and financial condition in the upcoming quarters. To the extent our franchisees experience financial distress, including as a result of the COVID-19 pandemic, it could negatively affect our results of operations, cash flows and financial condition through delayed or reduced payments of royalties, advertising fund contributions or rent. In addition, in the event our franchisees institute insolvency or bankruptcy proceedings, we could be prevented from collecting or retaining certain payments or exercising certain rights under the related franchise, development or other agreements. On July 1, 2020, our largest franchisee, NPC Quality Burgers, Inc. filed for chapter 11 bankruptcy. As of the date of this report, all of NPC’s Wendy’s restaurants remain open, and NPC has remained current with their continuing obligations to us and the Wendy’s system, except for certain obligations that were not yet due as of the bankruptcy filing date and for which we expect to receive payment upon resolution of the bankruptcy proceedings. There can be no assurances that NPC’s bankruptcy will not have an adverse impact on our results of operation, cash flows or financial condition or on the performance of the Wendy’s system.

The COVID-19 pandemic has led, and could continue to lead, to interruptions in the delivery of food or other supplies to Wendy’s restaurants arising from delays or restrictions on shipping or manufacturing, closures of supplier or distributor facilities or financial distress or insolvency of suppliers or distributors. These delays or interruptions could impact the availability of certain food items at Wendy’s restaurants, including beef, chicken, pork and other core menu products. For example, as previously disclosed, we experienced disruptions to our beef supply beginning in early May 2020 as beef suppliers across North America faced production challenges. As a result, some menu items were occasionally in short supply at some Wendy’s system restaurants. While we and our supply chain partners effectively managed through this disruption and the beef supply subsequently returned to normal levels across the Wendy’s system, there can be no assurances that we will not see similar disruptions in the future. Our results of operations and those of our franchisees could be adversely affected if our key suppliers or distributors are unable to fulfill their responsibilities and we are unable to identify alternative suppliers or distributors in a timely manner or effectively transition the impacted business to new suppliers or distributors.

The COVID-19 pandemic could also lead to labor shortages or increased labor costs. Because COVID-19 can be transmitted through human contact, the risk or perceived risk of contracting the virus could adversely affect the ability or cost of adequately staffing restaurants, which could be exacerbated to the extent that the Company or franchisees have employees who test positive for the virus. If a significant percentage of our or our franchisees’ workforce is unable to work, whether because of illness, quarantine, travel limitations or other governmental actions or restrictions, our operations and the operations of our franchisees may be negatively impacted, which could materially affect our results of operations and financial condition. As previously disclosed, we have taken several actions to help support our employees and protect the health and safety of our employees and customers, such as implementing a new emergency sick leave policy, providing temporary wage increases to restaurant employees in April and May and purchasing additional sanitation supplies and personal protective materials, which have contributed to increased operating costs.

The impacts from the COVID-19 pandemic could have a material adverse effect on our liquidity and capital resources. We currently believe we have the ability to pursue additional sources of liquidity if needed or desired to fund operating cash requirements or for other purposes. However, there can be no assurance that additional liquidity will be readily available or available on terms acceptable to us. If the disruptions caused by COVID-19 worsen or last longer than we currently expect, our ability to comply with certain debt covenants under our securitized financing facility could be adversely affected. Additionally, negative changes to our credit ratings due to the impact or expected impact of COVID-19 could have an adverse effect on our existing indebtedness, our ability to access additional capital, our cost of borrowing and our overall liquidity position and financial condition.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the second quarter of 2020:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
March 30, 2020 through May 3, 2020	511	$13.67	—	$85,462,519
May 4, 2020 through May 31, 2020	13,458	$19.41	—	$85,462,519
June 1, 2020 through June 28, 2020	2,896	$20.98	—	$85,462,519
Total	16,865	$19.51	—	$85,462,519

(1) Represents shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2) In February 2020, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022, when and if market and economic conditions warrant and to the extent legally permissible. As previously announced, in March 2020, the Company temporarily suspended all share repurchase activity in connection with the Company’s response to the COVID-19 pandemic. The Company now intends to resume share repurchases in 2020, subject to market conditions and prevailing economic factors.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

4.1
Series 2020-1 Supplement to Base Indenture, dated as of June 17, 2020, by and between Wendy’s Funding, LLC, as Master Issuer of the Series 2020-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2020-1 Securities Intermediary, incorporated herein by reference to Exhibit 4.1 of The Wendy’s Company Current Report on Form 8-K filed on June 18, 2020 (SEC file no. 001-02207).

4.2
Fifth Supplement to the Base Indenture, dated as of June 17, 2020, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.2 of The Wendy’s Company Current Report on Form 8-K filed on June 18, 2020 (SEC file no. 001-02207).

10.1	The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**
10.2
Form of Nonqualified Stock Option Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**

10.3
Form of Restricted Stock Unit Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan (Cliff Vesting), incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**

10.4
Form of Restricted Stock Unit Award Agreement under The Wendy’s 2020 Omnibus Award Plan (Ratable Vesting), incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**

10.5
Form of Non-Employee Director Restricted Stock Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**

10.6
Class A-1 Note Purchase Agreement, dated as of June 17, 2020, by and among Wendy’s Funding, LLC, as Master Issuer, each of Quality Is Our Recipe, LLC, Wendy’s Properties, LLC and Wendy’s SPV Guarantor, LLC, as Guarantors, Wendy’s International, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Coöperatieve Rabobank, U.A., New York Branch, as L/C Provider, Swingline Lender and Administrative Agent, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on June 18, 2020 (SEC file no. 001-02207).

10.7	Amendment No. 3 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1
Certifications of the Chief Executive Officer and Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2020, formatted in Inline XBRL and contained in Exhibit 101.
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: August 5, 2020	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: August 5, 2020	By: /s/ Leigh A. Burnside
Leigh A. Burnside
Senior Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)