Form 10-Q
period 2020-09-27
Wendy's Co
filed 2020-11-04
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2020

or

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
Yes ☐ No ☒

There were 224,118,762 shares of The Wendy’s Company common stock outstanding as of October 28, 2020.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	September 27, 2020	December 29, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$313,187	$300,195
Restricted cash	38,460	34,539
Accounts and notes receivable, net	100,125	117,461
Inventories	4,604	3,891
Prepaid expenses and other current assets	34,825	15,585
Advertising funds restricted assets	116,535	82,376
Total current assets	607,736	554,047
Properties	922,717	977,000
Finance lease assets	207,933	200,144
Operating lease assets	827,123	857,199
Goodwill	749,670	755,911
Other intangible assets	1,229,343	1,247,212
Investments	43,422	45,949
Net investment in sales-type and direct financing leases	259,588	256,606
Other assets	115,492	100,461
Total assets	$4,963,024	$4,994,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$35,358	$22,750
Current portion of finance lease liabilities	11,438	11,005
Current portion of operating lease liabilities	44,677	43,775
Accounts payable	18,014	22,701
Accrued expenses and other current liabilities	124,143	165,272
Advertising funds restricted liabilities	126,620	84,195
Total current liabilities	360,250	349,698
Long-term debt	2,226,243	2,257,561
Long-term finance lease liabilities	498,584	480,847
Long-term operating lease liabilities	869,161	897,737
Deferred income taxes	276,273	270,759
Deferred franchise fees	88,834	91,790
Other liabilities	122,144	129,778
Total liabilities	4,441,489	4,478,170
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 224,081 and 224,889 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,896,767	2,874,001
Retained earnings	215,635	185,725
Common stock held in treasury, at cost; 246,343 and 245,535 shares, respectively	(2,578,943)	(2,536,581)
Accumulated other comprehensive loss	(58,966)	(53,828)
Total stockholders’ equity	521,535	516,359
Total liabilities and stockholders’ equity	$4,963,024	$4,994,529
See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(Unaudited)
Revenues:
Sales	$191,946	$181,977	$522,961	$530,724
Franchise royalty revenue and fees	116,820	109,155	321,645	320,233
Franchise rental income	58,721	59,918	173,434	176,931
Advertising funds revenue	84,755	86,830	241,468	253,923
	452,242	437,880	1,259,508	1,281,811
Costs and expenses:
Cost of sales	159,545	152,425	450,170	446,096
Franchise support and other costs	5,960	9,739	19,427	19,823
Franchise rental expense	32,426	32,364	93,024	92,842
Advertising funds expense	92,048	87,883	253,353	257,031
General and administrative	47,322	46,169	147,553	146,266
Depreciation and amortization	32,966	33,306	98,726	97,975
System optimization gains, net	(23)	(1,040)	(2,333)	(1,162)
Reorganization and realignment costs	3,375	403	10,196	4,771
Impairment of long-lived assets	23	—	4,727	1,684
Other operating income, net	(2,748)	(2,392)	(6,076)	(9,377)
	370,894	358,857	1,068,767	1,055,949
Operating profit	81,348	79,023	190,741	225,862
Interest expense, net	(29,086)	(27,930)	(86,696)	(86,943)
Loss on early extinguishment of debt	—	—	—	(7,150)
Other income, net	181	2,218	1,113	7,165
Income before income taxes	52,443	53,311	105,158	138,934
Provision for income taxes	(12,690)	(7,184)	(26,060)	(28,527)
Net income	$39,753	$46,127	$79,098	$110,407

Net income per share:
Basic	$.18	$.20	$.35	$.48
Diluted	.17	.20	.35	.47

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(Unaudited)
Net income	$39,753	$46,127	$79,098	$110,407
Other comprehensive income (loss):
Foreign currency translation adjustment	3,220	(2,297)	(5,138)	7,563
Other comprehensive income (loss)	3,220	(2,297)	(5,138)	7,563
Comprehensive income	$42,973	$43,830	$73,960	$117,970

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 29, 2019	$47,042	$2,874,001	$185,725	$(2,536,581)	$(53,828)	$516,359
Net income	—	—	14,441	—	—	14,441
Other comprehensive loss	—	—	—	—	(12,507)	(12,507)
Cash dividends	—	—	(26,793)	—	—	(26,793)
Repurchases of common stock, including accelerated share repurchase	—	15,000	—	(58,336)	—	(43,336)
Share-based compensation	—	4,539	—	—	—	4,539
Common stock issued upon exercises of stock options	—	280	—	1,330	—	1,610
Common stock issued upon vesting of restricted shares	—	(4,017)	—	726	—	(3,291)
Other	—	33	(7)	27	—	53
Balance at March 29, 2020	$47,042	$2,889,836	$173,366	$(2,592,834)	$(66,335)	$451,075
Net income	—	—	24,904	—	—	24,904
Other comprehensive income	—	—	—	—	4,149	4,149
Cash dividends	—	—	(11,181)	—	—	(11,181)
Share-based compensation	—	4,787	—	—	—	4,787
Common stock issued upon exercises of stock options	—	(902)	—	11,361	—	10,459
Common stock issued upon vesting of restricted shares	—	(1,041)	—	773	—	(268)
Other	—	19	(3)	42	—	58
Balance at June 28, 2020	$47,042	$2,892,699	$187,086	$(2,580,658)	$(62,186)	$483,983
Net income	—	—	39,753	—	—	39,753
Other comprehensive income	—	—	—	—	3,220	3,220
Cash dividends	—	—	(11,202)	—	—	(11,202)
Repurchases of common stock	—	—	—	(1,708)	—	(1,708)
Share-based compensation	—	5,786	—	—	—	5,786
Common stock issued upon exercises of stock options	—	838	—	2,465	—	3,303
Common stock issued upon vesting of restricted shares	—	(2,600)	—	918	—	(1,682)
Other	—	44	(2)	40	—	82
Balance at September 27, 2020	$47,042	$2,896,767	$215,635	$(2,578,943)	$(58,966)	$521,535

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 30, 2018	$47,042	$2,884,696	$146,277	$(2,367,893)	$(61,673)	$648,449
Net income	—	—	31,894	—	—	31,894
Other comprehensive income	—	—	—	—	6,025	6,025
Cash dividends	—	—	(23,069)	—	—	(23,069)
Repurchases of common stock	—	—	—	(29,370)	—	(29,370)
Share-based compensation	—	5,022	—	—	—	5,022
Common stock issued upon exercises of stock options	—	(205)	—	9,053	—	8,848
Common stock issued upon vesting of restricted shares	—	(8,874)	—	2,819	—	(6,055)
Cumulative effect of change in accounting principle	—	—	(1,105)	—	—	(1,105)
Other	—	24	(6)	37	—	55
Balance at March 31, 2019	$47,042	$2,880,663	$153,991	$(2,385,354)	$(55,648)	$640,694
Net income	—	—	32,386	—	—	32,386
Other comprehensive income	—	—	—	—	3,835	3,835
Cash dividends	—	—	(23,124)	—	—	(23,124)
Repurchases of common stock	—	—	—	(20,391)	—	(20,391)
Share-based compensation	—	4,986	—	—	—	4,986
Common stock issued upon exercises of stock options	—	(339)	—	10,830	—	10,491
Common stock issued upon vesting of restricted shares	—	(1,852)	—	964	—	(888)
Other	—	26	(4)	37	—	59
Balance at June 30, 2019	$47,042	$2,883,484	$163,249	$(2,393,914)	$(51,813)	$648,048
Net income	—	—	46,127	—	—	46,127
Other comprehensive loss	—	—	—	—	(2,297)	(2,297)
Cash dividends	—	—	(23,087)	—	—	(23,087)
Repurchases of common stock	—	—	—	(26,462)	—	(26,462)
Share-based compensation	—	3,981	—	—	—	3,981
Common stock issued upon exercises of stock options	—	545	—	4,171	—	4,716
Common stock issued upon vesting of restricted shares	—	(2,636)	—	1,147	—	(1,489)
Other	—	30	(7)	31	—	54
Balance at September 29, 2019	$47,042	$2,885,404	$186,282	$(2,415,027)	$(54,110)	$649,591

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 27, 2020	September 29, 2019
	(Unaudited)
Cash flows from operating activities:
Net income	$79,098	$110,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,726	97,975
Share-based compensation	15,112	13,989
Impairment of long-lived assets	4,727	1,684
Deferred income tax	5,878	5,524
Non-cash rental expense, net	19,967	18,722
Change in operating lease liabilities	(29,539)	(31,481)
Net receipt of deferred vendor incentives	5,061	2,269
System optimization gains, net	(2,333)	(1,162)
Distributions received from joint ventures, net of equity in earnings	1,187	2,926
Long-term debt-related activities, net	4,866	12,386
Changes in operating assets and liabilities and other, net	3,009	4,261
Net cash provided by operating activities	205,759	237,500
Cash flows from investing activities:
Capital expenditures	(44,876)	(40,984)
Acquisitions	—	(5,052)
Dispositions	3,570	2,038
Proceeds from sale of investments	169	130
Notes receivable, net	138	(1,834)
Net cash used in investing activities	(40,999)	(45,702)
Cash flows from financing activities:
Proceeds from long-term debt	153,315	850,000
Repayments of long-term debt	(174,959)	(883,564)
Repayments of finance lease liabilities	(5,850)	(5,178)
Deferred financing costs	(2,122)	(14,008)
Repurchases of common stock	(46,667)	(76,948)
Dividends	(49,176)	(69,280)
Proceeds from stock option exercises	15,540	24,069
Payments related to tax withholding for share-based compensation	(5,409)	(8,447)
Net cash used in financing activities	(115,328)	(183,356)
Net cash provided by operations before effect of exchange rate changes on cash	49,432	8,442
Effect of exchange rate changes on cash	(1,715)	2,755
Net increase in cash, cash equivalents and restricted cash	47,717	11,197
Cash, cash equivalents and restricted cash at beginning of period	358,707	486,512
Cash, cash equivalents and restricted cash at end of period	$406,424	$497,709

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$4,789	$7,582
Finance leases	24,617	34,084

	September 27, 2020	December 29, 2019
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$313,187	$300,195
Restricted cash	38,460	34,539
Restricted cash, included in Advertising funds restricted assets	54,777	23,973
Total cash, cash equivalents and restricted cash	$406,424	$358,707
See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of September 27, 2020, the results of our operations for the three and nine months ended September 27, 2020 and September 29, 2019 and our cash flows for the nine months ended September 27, 2020 and September 29, 2019. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (the “Form 10-K”).

The novel coronavirus (COVID-19) pandemic has disrupted and is expected to continue to disrupt our business, which has materially affected and could continue to materially affect our financial condition and results of operations for an extended period of time. As such, the results of operations for the three and nine months ended September 27, 2020 are not necessarily indicative of the results to be expected for the full 2020 fiscal year. See Notes 7, 9, 11 and 14 for further information regarding actions taken by the Company in response to the COVID-19 pandemic and certain impacts of the COVID-19 pandemic on our condensed consolidated financial statements.

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

(2) New Accounting Standards

New Accounting Standards

Financial Instruments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued an amendment that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendment simplifies accounting for convertible instruments by removing major separation models required under current accounting guidance. In addition, the amendment removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception, and also simplifies the diluted earnings per share calculation in certain areas. The amendment is effective commencing with our 2022 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(3) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended September 27, 2020
Sales at Company-operated restaurants	$191,946	$—	$—	$191,946
Franchise royalty revenue	98,128	11,216	—	109,344
Franchise fees	5,651	463	1,362	7,476
Franchise rental income	—	—	58,721	58,721
Advertising funds revenue	79,170	5,585	—	84,755
Total revenues	$374,895	$17,264	$60,083	$452,242

Nine Months Ended September 27, 2020
Sales at Company-operated restaurants	$522,961	$—	$—	$522,961
Franchise royalty revenue	271,082	30,809	—	301,891
Franchise fees	16,244	1,369	2,141	19,754
Franchise rental income	—	—	173,434	173,434
Advertising funds revenue	226,907	14,561	—	241,468
Total revenues	$1,037,194	$46,739	$175,575	$1,259,508

Three Months Ended September 29, 2019
Sales at Company-operated restaurants	$181,977	$—	$—	$181,977
Franchise royalty revenue	90,791	11,476	—	102,267
Franchise fees	5,199	1,011	678	6,888
Franchise rental income	—	—	59,918	59,918
Advertising funds revenue	81,386	5,444	—	86,830
Total revenues	$359,353	$17,931	$60,596	$437,880

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Nine Months Ended September 29, 2019
Sales at Company-operated restaurants	$530,724	$—	$—	$530,724
Franchise royalty revenue	266,599	33,332	—	299,931
Franchise fees	15,867	2,508	1,927	20,302
Franchise rental income	—	—	176,931	176,931
Advertising funds revenue	238,804	15,119	—	253,923
Total revenues	$1,051,994	$50,959	$178,858	$1,281,811

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	September 27, 2020 (a)	December 29, 2019 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$44,637	$39,188
Receivables, which are included in “Advertising funds restricted assets”	55,682	54,394
Deferred franchise fees (c)	98,045	100,689
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $9,211 and $88,834 as of September 27, 2020, respectively, and $8,899 and $91,790 as of December 29, 2019, respectively.

Significant changes in deferred franchise fees are as follows:

	Nine Months Ended
	September 27, 2020	September 29, 2019
Deferred franchise fees at beginning of period	$100,689	$102,205
Revenue recognized during the period	(6,286)	(6,635)
New deferrals due to cash received and other	3,642	5,181
Deferred franchise fees at end of period	$98,045	$100,751

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2020 (a)	$4,563
2021	6,231
2022	6,041
2023	5,871
2024	5,672
Thereafter	69,667
$98,045
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2020, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

(4) Acquisitions

No restaurants were acquired from franchisees during the nine months ended September 27, 2020. During the nine months ended September 29, 2019, the Company acquired five restaurants from franchisees for total net cash consideration of $5,052. The Company did not incur any material acquisition-related costs associated with the acquisitions during the nine months ended September 29, 2019 and such transactions were not significant to our condensed consolidated financial statements. The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for restaurants acquired from franchisees:

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) System Optimization Gains, Net

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to reduce its ownership below the approximately 5% level, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During the nine months ended September 27, 2020 and September 29, 2019, the Company facilitated 22 and three Franchise Flips, respectively. The Company expects to sell 43 Company-operated restaurants in New York to franchisees in the first quarter of 2021. The Company expects to retain its Company-operated restaurants in Manhattan.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Post-closing adjustments on sales of restaurants (a)	$23	$1,033	$368	$1,087
Gain on sales of other assets, net (b)	—	7	1,965	75
System optimization gains, net	$23	$1,040	$2,333	$1,162
_______________

(a)The three and nine months ended September 27, 2020 represent the recognition of deferred gains as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees. The three and nine months ended September 29, 2019 include the recognition of such deferred gains of $911.

(b)During the nine months ended September 27, 2020, the Company received net cash proceeds of $3,570, and during the three and nine months ended September 29, 2019, received cash proceeds of $798 and $2,038, respectively, primarily from the sale of surplus and other properties.

Assets Held for Sale

	September 27, 2020	December 29, 2019
Number of restaurants classified as held for sale	43	—
Net restaurant assets held for sale (a)	$20,178	$—
Other assets held for sale (b)	$2,817	$1,437
_______________

(a)Net restaurant assets held for sale include the New York Company-operated restaurants we expect to sell in the first quarter of 2021 and consist primarily of cash, inventory, property and an estimate of allocable goodwill.

(b)Other assets held for sale primarily consist of surplus properties.

Assets held for sale are included in “Prepaid expenses and other current assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(6) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Operations and field realignment	$3,021	$—	$3,021	$—
IT realignment	403	—	6,809	—
G&A realignment	(49)	396	282	4,695
System optimization initiative	—	7	84	76
Reorganization and realignment costs	$3,375	$403	$10,196	$4,771

Operations and Field Realignment

In September 2020, the Company initiated a plan to reallocate resources to better support the long-term growth strategies for Company and franchise operations (the “Operations and Field Realignment Plan”). The Operations and Field Realignment Plan realigns the Company’s restaurant operations team, including transitioning from separate leaders of Company and franchise operations to a single leader of all U.S. restaurant operations. We also expect to incur contract termination charges, including the planned closure of certain field offices. The Company expects to incur total costs aggregating approximately $7,000 to $9,000 related to the Operations and Field Realignment Plan. During the nine months ended September 27, 2020, the Company recognized costs totaling $3,021, which included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $4,000 to $6,000, comprised primarily of third-party and other costs. The Company expects to recognize the majority of the remaining costs associated with the Operations and Field Realignment Plan during the remainder of 2020 and 2021.

The following is a summary of the activity recorded as a result of the Operations and Field Realignment Plan:

Three Months Ended
September 27, 2020
Severance and related employee costs	$2,502
Share-based compensation (a)	519
Total operations and field realignment	$3,021
_______________

(a)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the Operations and Field Realignment Plan.

The table below presents a rollforward of our accruals for the Operations and Field Realignment Plan, which are included in “Accrued expenses and other current liabilities” as of September 27, 2020.

	Balance December 29, 2019	Charges	Payments	Balance September 27, 2020
Severance and related employee costs	$—	$2,502	$—	$2,502

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Information Technology (“IT”) Realignment

In December 2019, our Board of Directors approved a plan to realign and reinvest resources in the Company’s IT organization to strengthen its ability to accelerate growth (the “IT Realignment Plan”). The Company has partnered with a third-party global IT consultant on this new structure to leverage their global capabilities, which will enable a more seamless integration between its digital and corporate IT assets. The IT Realignment Plan has reduced and will continue to reduce certain employee compensation and other related costs that the Company is reinvesting back into IT to drive additional capabilities and capacity across all of its technology platforms. Additionally, in June 2020, the Company made changes to its leadership structure that included the creation of a Chief Information Officer position and the elimination of the Chief Digital Experience Officer position. As a result, the Company expects to incur total costs aggregating approximately $16,000 to $17,000 related to the IT Realignment Plan. During the nine months ended September 27, 2020, the Company recognized costs totaling $6,809, which primarily included third-party and other costs and severance and related employee costs. The Company expects to incur additional costs aggregating approximately $1,000, comprised primarily of recruitment and relocation costs. The Company expects to recognize the majority of the remaining costs associated with the IT Realignment Plan during the remainder of 2020. Subsequent to September 27, 2020, the Company announced the appointment of its new Chief Information Officer.

The following is a summary of the activity recorded as a result of the IT Realignment Plan:

	Three Months Ended	Nine Months Ended	Total Incurred Since Inception
	September 27, 2020	September 27, 2020
Severance and related employee costs	$34	$1,009	$8,557
Recruitment and relocation costs	345	659	659
Third-party and other costs	24	5,141	6,527
	403	6,809	15,743
Share-based compensation (a)	—	—	193
Total IT realignment	$403	$6,809	$15,936
_______________

(a)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the IT Realignment Plan.

The table below presents a rollforward of our accruals for the IT Realignment Plan, which are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $2,739 and $178 as of September 27, 2020, respectively.

	Balance December 29, 2019	Charges	Payments	Balance September 27, 2020
Severance and related employee costs	$7,548	$1,009	$(5,640)	$2,917
Recruitment and relocation costs	—	659	(659)	—
Third-party and other costs	1,076	5,141	(6,217)	—
	$8,624	$6,809	$(12,516)	$2,917

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses (the “G&A Realignment Plan”). Additionally, in May 2019, the Company announced changes to its management and operating structure that included the creation of two new positions, a President, U.S. and Chief Commercial Officer and a President, International and Chief Development Officer, and the elimination of the Chief Operations Officer position. During the nine months ended September 27, 2020 and September 29, 2019, the Company recognized costs related to the G&A Realignment Plan totaling $282 and $4,695, respectively, which primarily included share-based compensation for 2020 and severance and related employee costs and share-based compensation for 2019. The Company does not expect to incur any material additional costs under the G&A Realignment Plan.

The following is a summary of the activity recorded as a result of the G&A Realignment Plan:

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Severance and related employee costs (a)	$(116)	$214	$30	$2,816	$24,268
Recruitment and relocation costs	27	58	42	654	2,558
Third-party and other costs	9	25	10	112	2,220
	(80)	297	82	3,582	29,046
Share-based compensation (b)	31	99	200	1,113	8,098
Termination of defined benefit plans	—	—	—	—	1,335
Total G&A realignment	$(49)	$396	$282	$4,695	$38,479
_______________

(a)The three and nine months ended September 27, 2020 includes a reversal of an accrual as a result of a change in estimate.

(b)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the G&A Realignment Plan.

The accruals for the G&A realignment plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $1,705 and $18 as of September 27, 2020, respectively, and $3,491 and $507 as of September 29, 2019, respectively. The tables below present a rollforward of our accruals for the G&A Realignment Plan.

	Balance December 29, 2019	Charges	Payments	Balance September 27, 2020
Severance and related employee costs	$5,276	$30	$(3,627)	$1,679
Recruitment and relocation costs	83	42	(81)	44
Third-party and other costs	—	10	(10)	—
	$5,359	$82	$(3,718)	$1,723

	Balance December 30, 2018	Charges	Payments	Balance September 29, 2019
Severance and related employee costs	$7,241	$2,816	$(6,216)	$3,841
Recruitment and relocation costs	83	654	(580)	157
Third-party and other costs	—	112	(112)	—
	$7,324	$3,582	$(6,908)	$3,998

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

(7) Cash and Receivables

	September 27, 2020	December 29, 2019
Cash and cash equivalents
Cash	$238,125	$185,203
Cash equivalents	75,062	114,992
	313,187	300,195
Restricted cash
Accounts held by trustee for the securitized financing facility	38,127	34,209
Other	333	330
	38,460	34,539
Advertising Funds (a)	54,777	23,973
	93,237	58,512
Total cash, cash equivalents and restricted cash	$406,424	$358,707
_______________

(a)Included in “Advertising funds restricted assets.”

	September 27, 2020			December 29, 2019
	Gross	Allowance for Doubtful Accounts	Net	Gross	Allowance for Doubtful Accounts	Net
Accounts and Notes Receivable, Net
Current
Accounts receivable (a) (b)	$89,593	$(3,920)	$85,673	$103,852	$(3,314)	$100,538
Notes receivable from franchisees (c) (d)	18,972	(4,520)	14,452	23,628	(6,705)	16,923
	$108,565	$(8,440)	$100,125	$127,480	$(10,019)	$117,461
Non-current (e)
Notes receivable from franchisees (d)	$6,177	$(985)	$5,192	$1,617	$—	$1,617
_______________

(a)Includes income tax refund receivables of $7,089 and $13,555 as of September 27, 2020 and December 29, 2019, respectively. Additionally, 2019 includes receivables of $25,350 related to insurance coverage for the financial institutions class action.

(b)During the nine months ended September 27, 2020, rent receivables increased by $7,291. This increase was primarily due to actions taken by the Company in response to the COVID-19 pandemic, which included offering to defer base rent payments on properties owned by Wendy’s and leased to franchisees by 50%, and offering to pass along any deferrals that were obtained on properties leased by Wendy’s and subleased to franchisees by up to 100%, beginning in May for a three month period, which are being repaid over a 12 month period beginning in August 2020.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(c)Includes the current portion of sales-type and direct financing lease receivables of $4,054 and $3,146 as of September 27, 2020 and December 29, 2019, respectively.

Included a note receivable from a U.S. franchisee totaling $1,000 as of December 29, 2019. The note was repaid during the nine months ended September 27, 2020.

(d)Includes a note receivable from a franchisee in India totaling $985 and $1,000 as of September 27, 2020 and December 29, 2019, respectively, which is included in non-current notes receivable as of September 27, 2020 and is included in current notes receivable as of December 29, 2019. As of September 27, 2020 and December 29, 2019, the Company had a reserve of $985 on the loan outstanding to the franchisee in India.

Includes a note receivable from a franchisee in Indonesia, of which $1,643 and $1,262 are included in current notes receivable and $842 and $1,617 are included in non-current notes receivable as of September 27, 2020 and December 29, 2019, respectively.

Includes notes receivable related to a joint venture for the operation of Wendy’s restaurants in Brazil (the “Brazil JV”), of which $11,975 and $15,920 are included in current notes receivable as of September 27, 2020 and December 29, 2019, respectively, and $4,350 is included in non-current notes receivable as of September 27, 2020. As of September 27, 2020 and December 29, 2019, the Company had reserves of $4,520 and $5,720, respectively, on the loans outstanding related to the Brazil JV.

(e)Included in “Other assets.”

Reserve estimates include consideration of the likelihood of default expected over the estimated life of the receivable. The Company periodically assesses the need for an allowance for doubtful accounts on its receivables based upon several key credit quality indicators such as outstanding past due balances, the financial strength of the obligor, the estimated fair value of any underlying collateral and agreement characteristics. We believe that our vulnerability to risk concentrations in our receivables is mitigated by (1) favorable historical collectability on past due balances, (2) recourse to the underlying collateral regarding sales-type and direct financing lease receivables, and (3) our expectations for fluctuations in general market conditions. Receivables are considered delinquent once they are contractually past due under the terms of the underlying agreements. As of September 27, 2020, there were no material receivables more than one year past due.

The following is an analysis of the allowance for doubtful accounts:

	Accounts Receivable	Notes Receivable	Total
Nine Months Ended September 27, 2020
Balance at December 29, 2019	$3,314	$6,705	$10,019
Provision for doubtful accounts	699	(8)	691
Uncollectible accounts written off, net of recoveries	(93)	(1,192)	(1,285)
Balance at September 27, 2020	$3,920	$5,505	$9,425

Nine Months Ended September 29, 2019
Balance at December 30, 2018	$4,940	$2,000	$6,940
Provision for doubtful accounts	(1,544)	2,089	545
Uncollectible accounts written off, net of recoveries	(220)	11	(209)
Balance at September 29, 2019	$3,176	$4,100	$7,276

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

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Nine Months Ended
	September 27, 2020	September 29, 2019
Balance at beginning of period	$45,310	$47,021

Equity in earnings for the period	6,113	8,812
Amortization of purchase price adjustments (a)	(1,671)	(1,700)
	4,442	7,112
Distributions received	(5,629)	(10,038)
Foreign currency translation adjustment included in “Other comprehensive income (loss)” and other	(701)	2,164
Balance at end of period	$43,422	$46,259
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

(9) Long-Term Debt

Long-term debt consisted of the following:

	September 27, 2020	December 29, 2019
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	$391,000	$398,000
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	439,875	447,750
Series 2018-1 Class A-2 Notes:
3.573% Series 2018-1 Class A-2-I Notes, anticipated repayment date 2025	437,625	441,000
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	461,938	465,500
Series 2015-1 Class A-2 Notes:
4.497% Series 2015-1 Class A-2-III Notes, anticipated repayment date 2025	475,000	478,750
Canadian revolving credit facility	4,108	—
7% debentures, due in 2025	83,696	82,837
Unamortized debt issuance costs	(31,641)	(33,526)
	2,261,601	2,280,311
Less amounts payable within one year	(35,358)	(22,750)
Total long-term debt	$2,226,243	$2,257,561

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Senior Notes

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. Under this facility, in June 2019, the Master Issuer issued outstanding Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019-1 Class A-1 Notes”), which allow for the borrowing of up to $150,000 from time to time on a revolving basis using various credit instruments, including a letter of credit facility. In March 2020, the Company drew down $120,000 under the 2019-1 Class A-1 Notes, which the Company fully repaid in July 2020. As a result, as of September 27, 2020, the Company had no outstanding borrowings under the 2019-1 Class A-1 Notes. In June 2020, the Master Issuer also issued outstanding Series 2020-1 Variable Funding Senior Secured Notes, Class A-1 (the “2020-1 Class A-1 Notes”), which allow for the borrowing of up to $100,000 from time to time on a revolving basis using various credit instruments. The Company had no outstanding borrowings under the Series 2020-1 Class A-1 Notes as of September 27, 2020. The drawdown of the 2019-1 Class A-1 Notes in March 2020 and the issuance of the 2020-1 Class A-1 Notes in June 2020 were taken as precautionary measures to provide enhanced financial flexibility considering the uncertain market conditions arising from the COVID-19 pandemic.

The 2019-1 Class A-1 Notes and the 2020-1 Class A-1 Notes (collectively, the “Class A-1 Notes”) accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate (“LIBOR”) for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the respective purchase agreements for the Class A-1 Notes. There is a commitment fee on the unused portions of the Class A-1 Notes, which ranges from 0.40% to 0.75% based on utilization for the 2019-1 Class A-1 Notes, and is 1.50% for the 2020-1 Class A-1 Notes. As of September 27, 2020, $26,040 of letters of credit were outstanding against the 2019-1 Class A-1 Notes, which relate primarily to interest reserves required under the indenture governing the 2019-1 Class A-1 Notes.

During the nine months ended September 27, 2020, the Company incurred debt issuance costs of $2,122 in connection with the issuance of the 2020-1 Class A-1 Notes. The debt issuance costs are being amortized to “Interest expense, net” utilizing the effective interest rate method.

Other Long-Term Debt

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6,000, which bears interest at the Bank of Montreal Prime Rate. Borrowings under the facility are guaranteed by Wendy’s. In March 2020, the Company drew down C$5,500 under the revolving credit facility. As a result, as of September 27, 2020, the Company had outstanding borrowings of C$5,500 under the revolving credit facility.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000, which was established to support the advertising fund operations and bears interest at LIBOR plus 2.15%. Borrowings under the line of credit are guaranteed by Wendy’s. In February 2020, the Company drew down $4,397 under the revolving line of credit, which the Company fully repaid in February 2020. In March 2020, the Company drew down $25,000 under the revolving line of credit, which the Company fully repaid in September 2020. As a result, as of September 27, 2020, the Company had no outstanding borrowings under the revolving line of credit.

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 27, 2020		December 29, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$75,062	$75,062	$114,992	$114,992	Level 1
Other investments in equity securities (a)	—	—	639	1,649	Level 3

Financial liabilities
Series 2019-1 Class A-2-I Notes (b)	391,000	414,499	398,000	405,152	Level 2
Series 2019-1 Class A-2-II Notes (b)	439,875	477,792	447,750	459,136	Level 2
Series 2018-1 Class A-2-I Notes (b)	437,625	452,198	441,000	444,859	Level 2
Series 2018-1 Class A-2-II Notes (b)	461,938	491,641	465,500	475,718	Level 2
Series 2015-1 Class A-2-III Notes (b)	475,000	486,543	478,750	490,531	Level 2
Canadian revolving credit facility	4,108	4,108	—	—	Level 2
7% debentures, due in 2025 (b)	83,696	98,100	82,837	94,838	Level 2
_______________

(a)The fair values of our investments were not significant and were based on our review of information provided by the investment managers or investees, which was based on (1) valuations performed by the investment managers or investees, (2) quoted market or broker/dealer prices for similar investments and (3) quoted market or broker/dealer prices adjusted by the investment managers for legal or contractual restrictions, risk of nonperformance or lack of marketability, depending upon the underlying investments. In June 2020, the Company impaired a miscellaneous investment due to the deterioration in operating performance of the underlying assets. In July 2020, the Company sold its remaining interest in this investment.

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

Total impairment losses may reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements, favorable lease assets and right-of-use assets) to fair value as a result of (1) declines in operating performance at Company-operated restaurants and (2) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants, including any subsequent lease modifications. The fair values of long-lived assets held and used presented in the tables below represent the remaining carrying value and were estimated based on either discounted cash flows of future anticipated lease and sublease income or discounted cash flows of future anticipated Company-operated restaurant performance.

Total impairment losses may also include the impact of remeasuring long-lived assets held for sale, which primarily include surplus properties. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 11 for further information on impairment of our long-lived assets.

		Fair Value Measurements
	September 27, 2020	Level 1	Level 2	Level 3
Held and used	$304	$—	$—	$304
Held for sale	1,417	—	—	1,417
Total	$1,721	$—	$—	$1,721

		Fair Value Measurements
	December 29, 2019	Level 1	Level 2	Level 3
Held and used	$3,582	$—	$—	$3,582
Held for sale	988	—	—	988
Total	$4,570	$—	$—	$4,570

(11) Impairment of Long-Lived Assets

During the nine months ended September 27, 2020 and September 29, 2019, the Company recorded impairment charges as a result of (1) the deterioration of operating performance of certain Company-operated restaurants and (2) closing Company-operated restaurants and classifying such surplus properties as held for sale. Impairment charges during the nine months ended September 27, 2020 were primarily incurred in the first quarter of 2020 due to the expected deterioration in operating performance of certain Company-operated restaurants as a result of the COVID-19 pandemic. Additional impairment charges may be recognized by the Company in the event of further deterioration in operating performance of Company-operated restaurants.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets:”

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Company-operated restaurants	$—	$—	$4,395	$287
Surplus properties	23	—	332	1,397
	$23	$—	$4,727	$1,684

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) Income Taxes

The Company’s effective tax rate for the three months ended September 27, 2020 and September 29, 2019 was 24.2% and 13.5%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% primarily due an increase for state income taxes, partially offset by (1) a reduction for the benefit of share-based compensation and (2) a reduction in unrecognized tax benefits due to a lapse of statute of limitations during the three months ended September 29, 2019.

The Company’s effective tax rate for the nine months ended September 27, 2020 and September 29, 2019 was 24.8% and 20.5%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to an increase for state income taxes, partially offset by (1) a reduction for the benefit of share-based compensation and (2) a reduction in unrecognized tax benefits due to a lapse of statute of limitations during the nine months ended September 29, 2019.

There were no significant changes to the unrecognized tax benefits or related interest and penalties for the three and nine months ended September 27, 2020. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $1,344 due primarily to the lapse of statutes of limitations and expected settlements.

The current portion of refundable income taxes was $7,089 and $13,555 as of September 27, 2020 and December 29, 2019, respectively, and is included in “Accounts and notes receivable, net” in the condensed consolidated balance sheets. There were no long-term refundable income taxes as of September 27, 2020 and December 29, 2019.

(13) Net Income Per Share

Basic net income per share was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding.

The weighted average number of shares used to calculate basic and diluted net income per share were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Common stock:
Weighted average basic shares outstanding	223,907	230,723	223,521	230,779
Dilutive effect of stock options and restricted shares	4,410	4,995	4,312	5,122
Weighted average diluted shares outstanding	228,317	235,718	227,833	235,901

Diluted net income per share for the three and nine months ended September 27, 2020 and September 29, 2019 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 1,049 and 2,117 for the three and nine months ended September 27, 2020, respectively, and 3,257 and 2,488 for the three and nine months ended September 29, 2019, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(14) Stockholders’ Equity

Dividends

During the first, second, and third quarter of 2020, the Company paid dividends per share of $.12, $.05 and $.05, respectively. During each of the first three quarters of 2019, the Company paid dividends per share of $.10.

Repurchases of Common Stock

In February 2020, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. As previously announced, beginning in March 2020, the Company temporarily suspended all share repurchase activity under the February 2020 authorization in connection with the Company’s response to the COVID-19 pandemic. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022, when and if market and economic conditions warrant and to the extent legally permissible. The Company resumed share repurchases in August 2020. During the nine months ended September 27, 2020, the Company repurchased 860 shares under the February 2020 repurchase authorization with an aggregate purchase price of $16,244, of which $178 was accrued at September 27, 2020, and excluding commissions of $12. As of September 27, 2020, the Company had $83,756 of availability remaining under its February 2020 authorization. Subsequent to September 27, 2020 through October 28, 2020, the Company repurchased 86 shares under the February 2020 authorization with an aggregate purchase price of $2,041, excluding commissions of $1.

In February 2019, our Board of Directors authorized a repurchase program for up to $225,000 of our common stock through March 1, 2020, when and if market conditions warranted and to the extent legally permissible. In November 2019, the Company entered into an accelerated share repurchase agreement (the “2019 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase program. Under the 2019 ASR Agreement, the Company paid the financial institution an initial purchase price of $100,000 in cash and received an initial delivery of 4,051 shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2019 ASR Agreement. In February 2020, the Company completed the 2019 ASR Agreement and received an additional 628 shares of common stock at an average purchase price of $23.89. The total number of shares of common stock ultimately purchased by the Company under the 2019 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2019 ASR Agreement, less an agreed upon discount. In total, 4,679 shares were delivered under the 2019 ASR Agreement at an average purchase price of $21.37 per share.

In addition to the shares repurchased in connection with the 2019 ASR Agreement, during the nine months ended September 27, 2020, the Company repurchased 1,312 shares with an aggregate purchase price of $28,770, excluding commissions of $18, under the February 2019 authorization. After taking into consideration these repurchases, with the completion of the 2019 ASR Agreement in February 2020, the Company completed its February 2019 authorization.

During the nine months ended September 29, 2019, the Company repurchased 4,153 shares with an aggregate purchase price of $76,165, of which $1,102 was accrued at September 29, 2019, and excluding commissions of $58, under the February 2019 authorization and the Company’s previous November 2018 authorization to repurchase up to $220,000 of our common stock.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss:

	Nine Months Ended
	September 27, 2020	September 29, 2019
Balance at beginning of period	$(53,828)	$(61,673)
Foreign currency translation	(5,138)	7,563
Balance at end of period	$(58,966)	$(54,110)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(15) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At September 27, 2020, Wendy’s and its franchisees operated 6,814 Wendy’s restaurants. Of the 360 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 142 restaurants, owned the building and held long-term land leases for 147 restaurants and held leases covering the land and building for 71 restaurants. Wendy’s also owned 510 and leased 1,244 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Finance lease cost:
Amortization of finance lease assets	$3,471	$3,201	$9,995	$7,949
Interest on finance lease liabilities	10,244	10,116	30,462	26,808
	13,715	13,317	40,457	34,757
Operating lease cost	23,170	23,358	68,304	67,087
Variable lease cost (a)	15,548	15,435	43,766	44,910
Short-term lease cost	1,006	1,141	3,327	3,420
Total operating lease cost (b)	39,724	39,934	115,397	115,417
Total lease cost	$53,439	$53,251	$155,854	$150,174
_______________

(a)Includes expenses for executory costs of $9,326 and $9,908 for the three months ended September 27, 2020 and September 29, 2019, respectively, and $28,526 and $29,211 for the nine months ended September 27, 2020 and September 29, 2019, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $32,421 and $32,342 for the three months ended September 27, 2020 and September 29, 2019, respectively, and $92,975 and $92,815 for the nine months ended September 27, 2020 and September 29, 2019, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $6,651 and $6,892 for the three months ended September 27, 2020 and September 29, 2019, respectively, and $20,315 and $20,492 for the nine months ended September 27, 2020 and September 29, 2019, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessor

The components of lease income are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Sales-type and direct-financing leases:
Selling profit (loss)	$182	$(97)	$1,379	$1,874
Interest income	7,296	7,240	21,804	19,045

Operating lease income	$43,510	$44,892	$130,514	$134,056
Variable lease income	15,211	15,026	42,920	42,875
Franchise rental income (a)	$58,721	$59,918	$173,434	$176,931
_______________

(a)Includes sublease income of $43,122 and $44,821 for the three months ended September 27, 2020 and September 29, 2019, respectively, and $126,653 and $130,763 for the nine months ended September 27, 2020 and September 29, 2019, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $9,379 and $9,683 for the three months ended September 27, 2020 and September 29, 2019, respectively, and $28,538 and $28,894 for the nine months ended September 27, 2020 and September 29, 2019, respectively.

(16) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. During the nine months ended September 27, 2020 and September 29, 2019, Wendy’s paid TimWen $11,970 and $12,710, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $152 and $155 during the nine months ended September 27, 2020 and September 29, 2019, respectively, which has been included as a reduction to “General and administrative.”

(17) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $81,275 as of September 27, 2020. These leases extend through 2045. We have not received any notice of default related to these leases as of September 27, 2020. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations.

Letters of Credit

As of September 27, 2020, the Company had outstanding letters of credit with various parties totaling $26,381. Substantially all of the outstanding letters of credit include amounts outstanding against the 2019-1 Class A-1 Notes. We do not expect any material loss to result from these letters of credit.

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

We previously described certain legal proceedings in the Form 10-K. As of September 27, 2020, there were no material developments in those legal proceedings.

(19) Segment Information

Revenues by segment were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Wendy’s U.S.	$374,895	$359,353	$1,037,194	$1,051,994
Wendy’s International	17,264	17,931	46,739	50,959
Global Real Estate & Development	60,083	60,596	175,575	178,858
Total revenues	$452,242	$437,880	$1,259,508	$1,281,811

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Wendy’s U.S. (a)	$108,297	$98,342	$283,261	$290,969
Wendy’s International	6,567	6,271	15,256	17,500
Global Real Estate & Development	25,340	26,408	75,541	83,260
Total segment profit	$140,204	$131,021	$374,058	$391,729
Advertising funds deficit	(1,140)	(1,053)	(3,547)	(3,108)
Unallocated general and administrative (b)	(21,424)	(18,254)	(68,594)	(59,606)
Depreciation and amortization	(32,966)	(33,306)	(98,726)	(97,975)
System optimization gains, net	23	1,040	2,333	1,162
Reorganization and realignment costs	(3,375)	(403)	(10,196)	(4,771)
Impairment of long-lived assets	(23)	—	(4,727)	(1,684)
Unallocated other operating income, net	49	(22)	140	115
Interest expense, net	(29,086)	(27,930)	(86,696)	(86,943)
Loss on early extinguishment of debt	—	—	—	(7,150)
Other income, net	181	2,218	1,113	7,165
Income before income taxes	$52,443	$53,311	$105,158	$138,934
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)For the three and nine months ended September 27, 2020, includes advertising funds expense of $6,153 and $8,338, respectively, related to the expected Company funding of incremental advertising during 2020.

(b)Includes corporate overhead costs, such as employee compensation and related benefits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2019 (the “Form 10-K”). There have been no material changes as of September 27, 2020 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the world’s third largest quick-service restaurant company in the hamburger sandwich segment, with 6,814 restaurants in the United States (the “U.S.”) and 30 foreign countries and U.S. territories as of September 27, 2020.

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

Executive Overview

Our Business

As of September 27, 2020, the Wendy’s restaurant system was comprised of 6,814 restaurants, with 5,874 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 360 were operated by the Company and 5,514 were operated by a total of 237 franchisees. In addition, at September 27, 2020, there were 940 Wendy’s restaurants in operation in 30 foreign countries and U.S. territories, all of which were franchised.

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of September 27, 2020.

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

During the second quarter of 2020, the Company began to implement its restaurant and dining room reopening process through a phased approach in accordance with federal, state and local requirements, with customer and team member safety as its top priority. Dining rooms have been re-opening during the second and third quarters of 2020 at each restaurant owner’s discretion, subject to applicable regulatory restrictions. As of September 27, 2020, approximately 75% of dining rooms were open across the Wendy’s system offering carryout and, in some cases, dine in services.

The COVID-19 pandemic has resulted in the temporary closure of certain restaurants across the Wendy’s system. As of September 27, 2020, systemwide temporary restaurant closures totaled 17 and 52 in the U.S. and internationally, respectively, which represents approximately 1% of all system restaurants.

The following table shows same-restaurant sales for the fiscal months of January through June and the third quarter of 2020:

	January through February	March	April	May	June	Third Quarter
Same-restaurant sales:
U.S. systemwide	3.7%	(7.7)%	(14.0)%	(1.9)%	5.1%	7.0%
International	5.4%	(17.0)%	(28.3)%	(15.7)%	(10.7)%	(2.1)%
Global systemwide	3.9%	(8.6)%	(15.3)%	(3.3)%	3.4%	6.1%

As a result of the COVID-19 pandemic, global systemwide same-restaurant sales began to be materially adversely impacted in the fiscal month of March, with the fiscal month of April seeing the greatest impact. The decrease in same-restaurant sales was driven by a significant decline in customer count, partially offset by an increase in average check. Subsequently, global same-restaurant sales improved beginning in May, turned positive to 3.4% growth in June and improved to an increase of 6.1% during the third quarter. During the fiscal month of October, U.S. systemwide same-restaurant sales increased 6.6%. The improvement in same-restaurant sales has been primarily driven by a significant increase in customer traffic compared to the lows seen in March and April. Same-restaurant sales have benefited from the Company’s entry into the breakfast daypart across the U.S. system on March 2, 2020. Breakfast contributed 6.2% and 6.4% to U.S. systemwide same-restaurant sales during the second and third quarters of 2020, respectively.

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

Beef Supply Update

As previously disclosed, the Company experienced disruptions to its beef supply beginning in early May as beef suppliers across North America faced production challenges. As a result, some menu items were occasionally in short supply at some Wendy’s system restaurants. The Company and its supply chain partners effectively managed through this disruption by allocating beef to all Wendy’s system restaurants, with deliveries occurring two or three times a week, consistent with normal delivery schedules. The Company also shifted its marketing efforts in the short term to focus on chicken products in an effort to alleviate pressure on beef demand. Beef supply returned to normal levels across the Wendy’s system by the end of the second quarter of 2020.

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

The Company’s goodwill impairment test in March 2020 included three reporting units, which were comprised of its (1) U.S. Company-operated and franchise restaurants, (2) Canada franchise restaurants and (3) global real estate and development operations. Based on the results of our goodwill impairment test, we determined the fair values of our U.S. Company-operated and franchise restaurants and our Canada franchise restaurants reporting units continued to significantly exceed their carrying values. The goodwill impairment test for our global real estate and development operations also indicated the fair value of the reporting unit exceeded its carrying value; however, the fair value exceeded the carrying value of the reporting unit by only a nominal amount. Given the limited excess of the fair value over carrying value, this reporting unit is more sensitive to changes in assumptions regarding its fair value. As of the date of our analysis in the first quarter of 2020, a 50 basis point increase in the discount rate, or a moderate decline in estimated future cash flows, would have resulted in the fair value of the reporting unit being less than its carrying value. As of September 27, 2020, the goodwill balance associated with our global real estate and development operations was $122.5 million.

The Company also tested our indefinite-lived intangible assets, which consist of our trademarks, for impairment in March 2020. Based on the results of our impairment test, we determined the fair value of our trademarks continued to significantly exceed their carrying value.

Further adverse changes as a result of the COVID-19 pandemic could reduce the underlying cash flows used to estimate fair values and could result in a decline in fair value that could result in future impairment charges of goodwill and indefinite-lived intangible assets.

Operations and Field Realignment

In September 2020, the Company initiated a plan to reallocate resources to better support the long-term growth strategies for Company and franchise operations (the “Operations and Field Realignment Plan”). The Operations and Field Realignment Plan realigns the Company’s restaurant operations team, including transitioning from separate leaders of Company and franchise operations to a single leader of all U.S. restaurant operations. We also expect to incur contract termination charges, including the planned closure of certain field offices. The Company expects to incur total costs aggregating approximately $7.0 million to $9.0 million, of which approximately $6.5 million to $8.5 million will be cash expenditures, related to the Operations and Field Realignment Plan. Costs related to the Operations and Field Realignment Plan are recorded to “Reorganization and realignment costs.” During the nine months ended September 27, 2020, the Company recognized costs totaling $3.0 million, which included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $4.0 million to $6.0 million, comprised primarily of third-party and other costs. The Company expects to recognize the majority of the remaining costs associated with the Operations and Field Realignment Plan during the remainder of 2020 and 2021. The majority of the cash expenditures are expected during 2021.

Information Technology (“IT”) Realignment

In December 2019, our Board of Directors approved a plan to realign and reinvest resources in the Company’s IT organization to strengthen its ability to accelerate growth (the “IT Realignment Plan”). The Company has partnered with a third-party global IT consultant on this new structure to leverage their global capabilities, which will enable a more seamless integration between its digital and corporate IT assets. The IT Realignment Plan has reduced and will continue to reduce certain employee compensation and other related costs that the Company is reinvesting back into IT to drive additional capabilities and capacity across all of its technology platforms. Additionally, in June 2020, the Company made changes to its leadership structure that included the creation of a Chief Information Officer position and the elimination of the Chief Digital Experience Officer position. As a result, the Company expects to incur total costs aggregating approximately $16.0 million to $17.0 million related to the IT Realignment plan. Costs related to the IT Realignment Plan are recorded to “Reorganization and realignment costs.” During the nine months ended September 27, 2020, the Company recognized costs totaling $6.8 million, which primarily included third-party and other costs and severance and related employee costs. The Company expects to incur additional costs aggregating approximately $1.0 million, comprised primarily of recruitment and relocation costs. The Company expects to recognize the majority of the remaining costs associated with the IT Realignment Plan during the remainder of 2020. Subsequent to September 27, 2020, the Company announced the appointment of its new Chief Information Officer.

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the third quarter and the first nine months of 2020 and 2019.

	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Revenues:
Sales	$191.9	$182.0	$9.9	$523.0	$530.7	$(7.7)
Franchise royalty revenue and fees	116.8	109.2	7.6	321.6	320.3	1.3
Franchise rental income	58.7	59.9	(1.2)	173.4	176.9	(3.5)
Advertising funds revenue	84.8	86.8	(2.0)	241.5	253.9	(12.4)
	452.2	437.9	14.3	1,259.5	1,281.8	(22.3)
Costs and expenses:
Cost of sales	159.5	152.4	7.1	450.2	446.1	4.1
Franchise support and other costs	6.0	9.7	(3.7)	19.4	19.8	(0.4)
Franchise rental expense	32.4	32.4	—	93.0	92.8	0.2
Advertising funds expense	92.0	87.9	4.1	253.4	257.0	(3.6)
General and administrative	47.3	46.2	1.1	147.6	146.3	1.3
Depreciation and amortization	33.0	33.3	(0.3)	98.7	98.0	0.7
System optimization gains, net	—	(1.0)	1.0	(2.3)	(1.2)	(1.1)
Reorganization and realignment costs	3.4	0.4	3.0	10.2	4.8	5.4
Impairment of long-lived assets	—	—	—	4.7	1.7	3.0
Other operating income, net	(2.7)	(2.4)	(0.3)	(6.1)	(9.4)	3.3
	370.9	358.9	12.0	1,068.8	1,055.9	12.9
Operating profit	81.3	79.0	2.3	190.7	225.9	(35.2)
Interest expense, net	(29.1)	(27.9)	(1.2)	(86.7)	(86.9)	0.2
Loss on early extinguishment of debt	—	—	—	—	(7.2)	7.2
Other income, net	0.2	2.2	(2.0)	1.2	7.1	(5.9)
Income before income taxes	52.4	53.3	(0.9)	105.2	138.9	(33.7)
Provision for income taxes	(12.6)	(7.2)	(5.4)	(26.1)	(28.5)	2.4
Net income	$39.8	$46.1	$(6.3)	$79.1	$110.4	$(31.3)

	Third Quarter				Nine Months
	2020	% of Total Revenues	2019	% of Total Revenues	2020	% of Total Revenues	2019	% of Total Revenues
Revenues:
Sales	$191.9	42.4%	$182.0	41.6%	$523.0	41.5%	$530.7	41.4%
Franchise royalty revenue and fees:
Franchise royalty revenue	109.3	24.2%	102.3	23.4%	301.9	24.0%	300.0	23.4%
Franchise fees	7.5	1.6%	6.9	1.5%	19.7	1.5%	20.3	1.6%
Total franchise royalty revenue and fees	116.8	25.8%	109.2	24.9%	321.6	25.5%	320.3	25.0%
Franchise rental income	58.7	13.0%	59.9	13.7%	173.4	13.8%	176.9	13.8%
Advertising funds revenue	84.8	18.8%	86.8	19.8%	241.5	19.2%	253.9	19.8%
Total revenues	$452.2	100.0%	$437.9	100.0%	$1,259.5	100.0%	$1,281.8	100.0%

	Third Quarter				Nine Months
	2020	% of Sales	2019	% of Sales	2020	% of Sales	2019	% of Sales
Cost of sales:
Food and paper	$59.6	31.1%	$57.2	31.4%	$161.4	30.9%	$167.3	31.5%
Restaurant labor	59.4	30.9%	54.7	30.1%	170.3	32.6%	160.1	30.2%
Occupancy, advertising and other operating costs	40.5	21.1%	40.5	22.3%	118.5	22.6%	118.7	22.4%
Total cost of sales	$159.5	83.1%	$152.4	83.8%	$450.2	86.1%	$446.1	84.1%

	Third Quarter				Nine Months
	2020	% of Sales	2019	% of Sales	2020	% of Sales	2019	% of Sales
Restaurant margin	$32.4	16.9%	$29.6	16.2%	$72.8	13.9%	$84.6	15.9%

The tables below present certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	Third Quarter		Nine Months
	2020	2019	2020	2019
Key business measures:
U.S. same-restaurant sales:
Company-operated restaurants	4.2%	4.7%	(2.2)%	2.5%
Franchised restaurants	7.2%	4.5%	1.1%	2.4%
Systemwide	7.0%	4.5%	0.9%	2.4%

International same-restaurant sales (a)	(2.1)%	3.3%	(7.3)%	3.3%

Global same-restaurant sales:
Company-operated restaurants	4.2%	4.7%	(2.2)%	2.5%
Franchised restaurants (a)	6.2%	4.4%	0.2%	2.5%
Systemwide (a)	6.1%	4.4%	—%	2.5%
________________

(a)Includes international franchised restaurants same-restaurant sales (excluding Argentina and Venezuela due to the impact of the highly inflationary economies of those countries).

	Third Quarter		Nine Months
	2020	2019	2020	2019
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$191.9	$182.0	$523.0	$530.7
U.S. franchised	2,499.7	2,313.0	6,913.1	6,784.9
U.S. systemwide	2,691.6	2,495.0	7,436.1	7,315.6
International franchised (b)	291.3	303.0	784.1	877.3
Global systemwide	$2,982.9	$2,798.0	$8,220.2	$8,192.9
________________

(a)During the third quarter of 2020 and 2019, global systemwide sales increased 6.7% and 5.7%, respectively, U.S. systemwide sales increased 7.9% and 5.8%, respectively, and international franchised sales decreased 3.5% and increased 4.6%, respectively, on a constant currency basis. During the first nine months of 2020 and 2019, global systemwide sales increased 0.5% and 4.1%, respectively, U.S. systemwide sales increased 1.6% and 3.6%, respectively, and international franchised sales decreased 9.3% and increased 8.3%, respectively, on a constant currency basis.

(b)Excludes Argentina and Venezuela due to the impact of the highly inflationary economies of those countries.

	Third Quarter
	Company-operated	U.S. Franchised	International Franchised	Systemwide
Restaurant count:
Restaurant count at June 28, 2020	358	5,504	944	6,806
Opened	2	25	6	33
Closed (a)	—	(15)	(10)	(25)
Net purchased from (sold by) franchisees	—	—	—	—
Restaurant count at September 27, 2020	360	5,514	940	6,814

	Nine Months
	Company-operated	U.S. Franchised	International Franchised	Systemwide

Restaurant count at December 29, 2019	357	5,495	936	6,788
Opened	5	68	23	96
Closed (a)	(2)	(49)	(19)	(70)
Net purchased from (sold by) franchisees	—	—	—	—
Restaurant count at September 27, 2020	360	5,514	940	6,814
________________

(a)Excludes restaurants temporarily closed due to the impact of the COVID-19 pandemic.

Sales	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Sales	$191.9	$182.0	$9.9	$523.0	$530.7	$(7.7)

The increase in sales for the third quarter of 2020 was primarily due to a 4.2% increase in Company-operated same-restaurant sales. Company-operated same-restaurant sales increased due to (1) the positive impact from the launch of breakfast on March 2, 2020 and (2) higher average check. These increases were partially offset by a decrease in customer count as a result of the COVID-19 pandemic.

The decrease in sales for the first nine months of 2020 was primarily due to a 2.2% decrease in Company-operated same-restaurant sales. Company-operated same-restaurant sales decreased due to a decrease in customer count as a result of the COVID-19 pandemic, partially offset by (1) the positive impact from the launch of breakfast on March 2, 2020 and (2) higher average check.

Franchise Royalty Revenue and Fees	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Franchise royalty revenue	$109.3	$102.3	$7.0	$301.9	$300.0	$1.9
Franchise fees	7.5	6.9	0.6	19.7	20.3	(0.6)
	$116.8	$109.2	$7.6	$321.6	$320.3	$1.3

The increase in franchise royalty revenue during the third quarter and the first nine months of 2020 was primarily due to a 6.2% and 0.2% increase in franchise same-restaurant sales, respectively, which reflects the positive impact from the launch of breakfast on March 2, 2020, partially offset by a decrease in customer count as a result of the COVID-19 pandemic. The change in franchise fees during the third quarter and the first nine months of 2020 was primarily due to changes in other miscellaneous franchise fees.

Franchise Rental Income	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Franchise rental income	$58.7	$59.9	$(1.2)	$173.4	$176.9	$(3.5)

The decrease in franchise rental income during the third quarter and the first nine months of 2020 was primarily due to assigning certain leases to franchisees during 2019. Franchise rental income during the first nine months of 2020 also decreased due to amending certain existing leases.

Advertising Funds Revenue	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Advertising funds revenue	$84.8	$86.8	$(2.0)	$241.5	$253.9	$(12.4)

The Company maintains two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants in the U.S. and Canada. Franchisees make contributions to the national advertising funds based on a percentage of sales of the franchised restaurants. The decrease in advertising funds revenue during the third quarter and the first nine months of 2020 was primarily due to the impact of the COVID-19 pandemic. The positive impact from the launch of breakfast has not impacted advertising funds revenue due to the Company’s decision in March 2020 to abate national advertising fund contributions on breakfast sales for the remainder of 2020 in response to the COVID-19 pandemic.

Cost of Sales, as a Percent of Sales	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Food and paper	31.1%	31.4%	(0.3)%	30.9%	31.5%	(0.6)%
Restaurant labor	30.9%	30.1%	0.8%	32.6%	30.2%	2.4%
Occupancy, advertising and other operating costs	21.1%	22.3%	(1.2)%	22.6%	22.4%	0.2%
	83.1%	83.8%	(0.7)%	86.1%	84.1%	2.0%

The decrease in cost of sales, as a percent of sales, during the third quarter of 2020 was primarily due to (1) higher average check and (2) lower than expected local advertising spend. These impacts were partially offset by (1) a decrease in customer count, reflecting the impact of the COVID-19 pandemic, (2) an increase in commodity costs and (3) restaurant labor rate increases.

The increase in cost of sales, as a percent of sales, during the first nine months of 2020 was primarily due to (1) a decrease in customer count, reflecting the impact of the COVID-19 pandemic, (2) restaurant labor rate increases, which included incremental recognition pay during April and May, and (3) an increase in commodity costs. These impacts were partially offset by higher average check.

Franchise Support and Other Costs	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Franchise support and other costs	$6.0	$9.7	$(3.7)	$19.4	$19.8	$(0.4)

The decrease in franchise support and other costs during the third quarter and the first nine months of 2020 was primarily due to the prior year purchase of digital scanning equipment for franchisees of $3.9 million. During the first nine months of 2020, this decrease was partially offset by investments to support U.S. franchisees in preparation of the launch of breakfast across the U.S. system on March 2, 2020.

Franchise Rental Expense	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Franchise rental expense	$32.4	$32.4	$—	$93.0	$92.8	$0.2

The increase in franchise rental expense during the first nine months of 2020 was primarily due to the impact of assigning certain leases to franchisees in 2019.

Advertising Funds Expense	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Advertising funds expense	$92.0	$87.9	$4.1	$253.4	$257.0	$(3.6)

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. The Company expects advertising funds expense to exceed advertising funds revenue by approximately $20.0 million for 2020, which includes (1) the Company’s decision in June 2020 to fund up to $15.0 million of incremental advertising and (2) the amount by which advertising funds revenue exceeded advertising funds expense in 2019 and 2018 of approximately $5.0 million. During the third quarter of 2020, advertising funds expense increased due to the Company recognizing $7.3 million of the expected advertising spend in excess of advertising funds revenue, which was partially offset by the decrease in advertising funds revenue due to the same factor as described above for “Advertising Funds Revenue.” During the first nine months of 2020, advertising funds expense decreased due to the same factor as described above for “Advertising Funds Revenue,” partially offset by the recognition of $11.9 million of the expected advertising spend in excess of advertising funds revenue.

General and Administrative	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Professional fees	$8.0	$4.4	$3.6	$20.8	$13.6	$7.2
Legal reserves	0.1	(2.8)	2.9	0.1	(2.3)	2.4
Incentive compensation	4.2	7.6	(3.4)	13.2	18.3	(5.1)
Travel-related expenses	0.8	3.7	(2.9)	4.7	9.6	(4.9)
Other, net	34.2	33.3	0.9	108.8	107.1	1.7
	$47.3	$46.2	$1.1	$147.6	$146.3	$1.3

The increase in general and administrative expenses during the third quarter and the first nine months of 2020 was primarily due to (1) an increase in professional fees, reflecting higher IT-related costs, and (2) the prior year reduction in legal reserves as a result of an increase in anticipated insurance proceeds available for use related to the settlement of the financial institutions class action. These increases were offset by (1) a decrease in incentive compensation accruals due to lower operating performance in the first nine months of 2020 versus the first nine months of 2019 and (2) a decrease in travel-related expenses as a result of reduced travel during the COVID-19 pandemic.

Depreciation and Amortization	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Restaurants	$21.2	$21.8	$(0.6)	$63.7	$63.7	$—
Corporate and other	11.8	11.5	0.3	35.0	34.3	0.7
	$33.0	$33.3	$(0.3)	$98.7	$98.0	$0.7

The decrease in depreciation and amortization during the third quarter of 2020 was primarily due to a decrease in depreciation on assets classified as held for sale resulting from the expected sale of 43 restaurants in New York to franchisees in the first quarter of 2021.

The increase in depreciation and amortization during the first nine months of 2020 was primarily due to (1) changes in useful lives for certain asset categories, (2) the assignment of certain leases to a franchisee in 2019, resulting in the write-off of the related net investment in the leases, and (3) an increase in depreciation on assets newly added as part of our Image Activation program. These increases were partially offset by (1) assets becoming fully depreciated and (2) a decrease in depreciation on assets classified as held for sale resulting from the expected sale of 43 restaurants in New York to franchisees in the first quarter of 2021.

System Optimization Gains, Net	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
System optimization gains, net	$—	$(1.0)	$1.0	$(2.3)	$(1.2)	$(1.1)

System optimization gains, net for the first nine months of 2020 were primarily comprised of gains on the sale of surplus and other properties. System optimization gains, net for the third quarter and first nine months of 2019 were primarily comprised of post-closing adjustments on previous sales of restaurants.

Reorganization and Realignment Costs	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Operations and field realignment	$3.0	$—	$3.0	$3.0	$—	$3.0
IT realignment	0.4	—	0.4	6.8	—	6.8
G&A realignment	—	0.4	(0.4)	0.3	4.7	(4.4)
System optimization initiative	—	—	—	0.1	0.1	—
	$3.4	$0.4	$3.0	$10.2	$4.8	$5.4

In September 2020, the Company initiated the Operations and Field Realignment Plan to reallocate resources to better support the long-term growth strategies for Company and franchise operations. During the third quarter and the first nine months of 2020, the Company recognized costs associated with the Operations and Field Realignment Plan totaling $3.0 million, which included severance and related employee costs of $2.5 million and share-based compensation of $0.5 million.

In December 2019, the Company’s Board of Directors approved the IT Realignment Plan to realign and reinvest resources in its IT organization to strengthen its ability to accelerate growth. Additionally, in June 2020, the Company made changes to its leadership structure that included the creation of a Chief Information Officer position and the elimination of the Chief Digital Experience Officer position. During the third quarter of 2020, the Company recognized costs associated with the IT Realignment Plan totaling $0.4 million, which primarily included recruitment and relocation costs of $0.3 million. During the first nine months of 2020, the Company recognized costs associated with the IT Realignment Plan totaling $6.8 million, which primarily included third-party and other costs of $5.1 million and severance and related employee costs of $1.0 million.

In May 2017, the Company initiated a plan to further reduce its G&A expenses (the “G&A Realignment Plan). In addition, in May 2019, the Company announced changes to its management and operating structure. G&A realignment costs for the first nine months of 2020 were primarily comprised of share-based compensation. G&A realignment costs for the first nine months of 2019 were primarily comprised of severance and related employee costs and share-based compensation. The Company does not expect to incur any material additional costs under the G&A Realignment Plan.

Impairment of Long-Lived Assets	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Impairment of long-lived assets	$—	$—	$—	$4.7	$1.7	$3.0

The increase in impairment charges during the first nine months of 2020 was primarily driven by the Company testing its Company-operated restaurant long-lived assets for recoverability in March 2020 as a result of the adverse impacts of the COVID-19 pandemic. As a result of this analysis, the Company recorded impairment charges due primarily to the expected deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Equity in earnings in joint ventures, net	$(2.1)	$(2.1)	$—	$(4.4)	$(7.0)	$2.6
(Gains) losses on sales-type leases	(0.2)	0.1	(0.3)	(1.4)	(1.9)	0.5
Other, net	(0.4)	(0.4)	—	(0.3)	(0.5)	0.2
	$(2.7)	$(2.4)	$(0.3)	$(6.1)	$(9.4)	$3.3

The change in other operating income, net during the third quarter of 2020 was primarily due to gains on new and modified sales-type leases. The change in other operating income, net during the first nine months of 2020 was primarily due to a decrease in the equity in earnings from our TimWen joint venture.

Interest Expense, Net	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Interest expense, net	$29.1	$27.9	$1.2	$86.7	$86.9	$(0.2)

Interest expense, net increased during the third quarter of 2020 primarily due to the prior year recognition of interest income related to uncertain tax positions.

Interest expense, net decreased during the first nine months of 2020 primarily due to the impact of the completion of refinancing a portion of the Company’s securitized financing facility in June 2019.

Loss on Early Extinguishment of Debt	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Loss on early extinguishment of debt	$—	$—	$—	$—	$7.2	$(7.2)

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

Other Income, Net	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Other income, net	$0.2	$2.2	$(2.0)	$1.2	$7.1	$(5.9)

Other income, net decreased during the third quarter and the first nine months of 2020 primarily due to lower interest income earned on our cash equivalents.

Provision for Income Taxes	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Income before income taxes	$52.4	$53.3	$(0.9)	$105.2	$138.9	$(33.7)
Provision for income taxes	(12.6)	(7.2)	(5.4)	(26.1)	(28.5)	2.4
Effective tax rate on income	24.2%	13.5%	10.7%	24.8%	20.5%	4.3%

Our effective tax rates for the third quarter of 2020 and 2019 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The increase in the effective tax rate for the third quarter of 2020 compared with the third quarter of 2019 was primarily due to (1) a decrease for a reduction in unrecognized tax benefits due to a lapse of statute of limitations during the three months ended September 29, 2019 and (2) an increase in state income taxes, including non-recurring changes to state deferred taxes net of federal benefits.

Our effective tax rates for the first nine months of 2020 and 2019 were impacted by variations in income before income taxes, including uncertainty in 2020 income before income taxes arising from the COVID-19 pandemic, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The increase in the effective tax rate for the first nine months of 2020 compared with the first nine months of 2019 was primarily due to a decrease for a reduction in unrecognized tax benefits due to a lapse of statute of limitations during the nine months ended September 29, 2019.

Segment Information

See Note 19 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Sales	$191.9	$182.0	$9.9	$523.0	$530.7	$(7.7)
Franchise royalty revenue	98.1	90.8	7.3	271.1	266.6	4.5
Franchise fees	5.7	5.2	0.5	16.2	15.9	0.3
Advertising fund revenue	79.2	81.4	(2.2)	226.9	238.8	(11.9)
Total revenues	$374.9	$359.4	$15.5	$1,037.2	$1,052.0	$(14.8)
Segment profit	$108.3	$98.3	$10.0	$283.3	$291.0	$(7.7)

The increase in Wendy’s U.S. revenues during the third quarter was primarily due to an increase in same-restaurant sales, reflecting the positive impact from the launch of breakfast on March 2, 2020 and higher average check, partially offset by a decrease in customer count as a result of the COVID-19 pandemic. The decrease in Wendy’s U.S. revenues during the first nine months of 2020 was primarily due to the impact of the COVID-19 pandemic, partially offset by (1) the positive impact from the launch of breakfast on March 2, 2020 and (2) higher average check.

The increase in Wendy’s U.S. segment profit during the third quarter was primarily due to (1) higher revenues and (2) lower cost of sales, as a percent of sales, for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales.” The decrease in Wendy’s U.S. segment profit during the first nine months of 2020 was primarily due to (1) lower revenues and (2) higher cost of sales, as a percent of sales, for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales.”

Wendy’s International

	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Franchise royalty revenue	$11.2	$11.5	$(0.3)	$30.8	$33.3	$(2.5)
Franchise fees	0.5	1.0	(0.5)	1.3	2.6	(1.3)
Advertising fund revenue	5.6	5.4	0.2	14.6	15.1	(0.5)
Total revenues	$17.3	$17.9	$(0.6)	$46.7	$51.0	$(4.3)
Segment profit	$6.6	$6.3	$0.3	$15.3	$17.5	$(2.2)

The decrease in Wendy’s International revenues during the third quarter and the first nine months of 2020 was primarily due to a decrease in same-restaurant sales and the temporary closure of restaurants resulting from the impact of the COVID-19 pandemic. The decrease in same-restaurant sales was driven by a decrease in customer count, partially offset by higher average check.

The increase in Wendy’s International segment profit during the third quarter was primarily due to a decrease in travel-related expenses as a result of reduced travel during the COVID-19 pandemic, partially offset by lower revenues. The decrease in Wendy’s International segment profit during the first nine months of 2020 was primarily due to lower revenues, partially offset by a decrease in travel-related expenses as a result of reduced travel during the COVID-19 pandemic.

Global Real Estate & Development

	Third Quarter			Nine Months
	2020	2019	Change	2020	2019	Change
Franchise fees	$1.4	$0.7	$0.7	$2.2	$2.0	$0.2
Franchise rental income	58.7	59.9	(1.2)	173.4	176.9	(3.5)
Total revenues	$60.1	$60.6	$(0.5)	$175.6	$178.9	$(3.3)
Segment profit	$25.3	$26.4	$(1.1)	$75.5	$83.3	$(7.8)

The decrease in Global Real Estate & Development revenues during the third quarter and the first nine months of 2020 was primarily due to lower franchise rental income. See “Franchise Rental Income” above for further information.

The decrease in Global Real Estate & Development segment profit during the third quarter and the first nine months of 2020 was primarily due to a decrease in net rental income, reflecting the impact of assigning certain leases to franchisees during 2019. Global Real Estate & Development segment profit during the first nine months of 2020 was also negatively impacted by a decrease in the equity in earnings from the TimWen joint venture.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Our principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to stockholders.

During the nine months ended September 27, 2020, the Company made a payment of $24.7 million related to the settlement of the financial institutions class action (see Note 23 of the Financial Statements and Supplementary Data contained in Item 8 of the Form 10-K for further information).

COVID-19 Actions

In response to the COVID-19 pandemic, the Company has taken the following actions impacting its liquidity and capital resources during the nine months ended September 27, 2020:

Long-Term Debt. The Company increased its cash position in March 2020 by drawdowns of its Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019-1 Class A-1 Notes”), its U.S. advertising fund revolving line of credit and its Canadian revolving credit facility. The Company fully repaid the drawdowns of the 2019-1 Class A-1 Notes and the U.S. advertising fund revolving line of credit in July 2020 and September 2020, respectively. In addition, the Company enhanced its debt capacity in June 2020 by issuing $100.0 million of Series 2020-1 Variable Funding Senior Secured Notes, Class A-1 (the “2020-1 Class A-1 Notes”). See “Long-Term Debt, Including Current Portion” below for additional information.

Dividends. The Company reduced its quarterly cash dividend from $.12 per share in the first quarter of 2020 to $.05 per share in the second and third quarters of 2020. The Company announced a dividend of $.07 per share to be paid in the fourth quarter of 2020. See “Dividends” below for additional information.

Stock Repurchases. The Company temporarily suspended all share repurchase activity beginning in March 2020 under the February 2020 share repurchase authorization. The Company resumed share repurchases in August 2020 as discussed below in “Stock Repurchases.”

G&A and Capital Expenditures. In the first quarter of 2020, the Company evaluated its planned 2020 general and administrative expenses and capital expenditures and identified savings of approximately $10.0 million and $20.0 million, respectively, for a total of $30.0 million in savings. The Company now expects to realize approximately $5.0 million of the previously identified general and administrative expense savings, primarily as a result of a higher incentive compensation accrual, and approximately $5.0 million of the previously identified capital expenditures savings, primarily due to a decision to increase capital expenditures for new and existing Company-operated restaurants.

Advertising Expenditures. The Company revised its planned 2020 advertising expenses in March 2020 to eliminate Company funding of incremental advertising. In June 2020, the Company reevaluated its marketing plans and made a decision to fund up to $15.0 million of incremental advertising during the remainder of 2020 to drive additional growth.

Franchise and System Support. To support the franchise system, the Company (1) extended payment terms for royalties and national advertising funds contributions by 45 days beginning in April for a three month period, (2) abated national advertising fund contributions on breakfast sales for the remainder of 2020, (3) offered to defer base rent payments on properties owned by Wendy’s and leased to franchisees by 50% beginning in May for a three month period, which are being repaid over a 12 month period beginning in August 2020, and (4) extended Image Activation and new restaurant development requirements by one year. As of September 27, 2020, substantially all franchisees are current on royalties and national advertising funds contributions due to the Company.

To support Company-operated restaurant employees, the Company (1) implemented a new emergency paid sick leave policy with up to 14 days paid leave in the event an employee is unable to work as a result of the COVID-19 pandemic and (2) increased hourly pay by 10% for the months of April and May for hourly crew members, shift managers and assistant general managers, and protected part of the monthly bonus through September for general managers and district managers.

CARES Act. The Company deferred payment of the Company’s share of Social Security payroll taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which allows for the deferral of these payments through the end of 2020 and requires repayment of the deferred amounts in 2021 and 2022. The Company ceased the deferral of payments in August 2020 and plans to fully repay the deferred amounts during the fourth quarter of 2020.

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

The table below summarizes our cash flows from operating, investing and financing activities for the first nine months of 2020 and 2019:

	Nine Months
	2020	2019	Change
Net cash provided by (used in):
Operating activities	$205.8	$237.5	$(31.7)
Investing activities	(41.0)	(45.7)	4.7
Financing activities	(115.3)	(183.4)	68.1
Effect of exchange rate changes on cash	(1.8)	2.8	(4.6)
Net increase in cash, cash equivalents and restricted cash	$47.7	$11.2	$36.5

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $205.8 million and $237.5 million in the first nine months of 2020 and 2019, respectively. The change was primarily due to (1) lower net income, adjusted for non-cash expenses, (2) a cash payment of $24.7 million related to the settlement of the financial institutions class action in January 2020 and (3) an increase in payments for incentive compensation for the 2019 fiscal year paid in 2020. These changes were partially offset by the timing of payments for marketing expenses of the national advertising funds.

Investing Activities

Cash used in investing activities was $41.0 million and $45.7 million in the first nine months of 2020 and 2019, respectively. The change was primarily due to (1) no acquisitions of restaurants from franchisees in the first nine months of 2020 compared with cash used for acquisitions of $5.1 million in the first nine months of 2019, (2) a decrease in new notes receivable to franchisees of $2.0 million and (3) an increase in proceeds from dispositions of $1.5 million. These changes were partially offset by an increase in capital expenditures of $3.9 million.

Financing Activities

Cash used in financing activities was $115.3 million and $183.4 million in the first nine months of 2020 and 2019, respectively. The change was primarily due to (1) a decrease in repurchases of common stock of $30.3 million, (2) a net decrease in cash used in long-term debt activities of $23.8 million, reflecting the impact of the completion of a debt refinancing transaction during 2019, and (3) a decrease in dividends of $20.1 million. These changes were partially offset by a decrease in proceeds from stock option exercises, net of payments related to tax withholding for share-based compensation, of $5.5 million.

Long-Term Debt, Including Current Portion

Except as described below, there were no material changes to the terms of any debt obligations since December 29, 2019. The Company was in compliance with its debt covenants as of September 27, 2020. See Note 9 of the Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. Under this facility, in June 2019, the Master Issuer issued outstanding 2019-1 Class A-1 Notes, which allow for the borrowing of up to $150.0 million from time to time on a revolving basis using various credit instruments, including a letter of credit facility. In March 2020, the Company drew down $120.0 million under the 2019-1 Class A-1 Notes, which the Company fully repaid in July 2020. As a result, as of September 27, 2020, the Company had no outstanding borrowings under the 2019-1 Class A-1 Notes. In June 2020, the Master Issuer also issued outstanding 2020-1 Class A-1 Notes, which allow for the borrowing of up to $100.0 million from time to time on a revolving basis using various credit instruments. The Company had no outstanding borrowings under the 2020-1 Class A-1 Notes as of September 27, 2020.

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6.0 million. In March 2020, the Company drew down C$5.5 million under the revolving credit facility. As a result, as of September 27, 2020, the Company had outstanding borrowings of C$5.5 million under the revolving credit facility.

Wendy’s U.S. advertising fund has a revolving line of credit of $25.0 million, which was established to support the advertising fund operations. Borrowings under the line of credit are guaranteed by Wendy’s. In February 2020, the Company drew down $4.4 million under the revolving line of credit, which the Company fully repaid in February 2020. In March 2020, the Company drew down $25.0 million under the revolving line of credit, which the Company fully repaid in September 2020. As a result, as of September 27, 2020, the Company had no outstanding borrowings under the revolving line of credit.

The increased borrowings and other actions described above were taken as precautionary measures to provide enhanced financial flexibility considering the uncertain market conditions arising from the COVID-19 pandemic.

Dividends

On March 16, 2020, June 15, 2020 and September 15, 2020, the Company paid quarterly cash dividends per share of $.12, $.05 and $.05, respectively, aggregating $49.2 million. On November 4, 2020, the Company announced a dividend of $.07 per share to be paid on December 15, 2020 to stockholders of record as of December 1, 2020. As a result of the November 4 announcement, the Company expects that its total cash requirements for the fourth quarter of 2020 will be approximately $15.7 million based on the number of shares of its common stock outstanding at October 28, 2020. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2020, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. As previously announced, beginning in March 2020, the Company temporarily suspended all share repurchase activity under the February 2020 authorization in connection with the Company’s response to the COVID-19 pandemic. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022, when and if market and economic conditions warrant and to the extent legally permissible. The Company resumed share repurchases in August 2020. During the nine months ended September 27, 2020, the Company repurchased 0.9 million shares under the February 2020 repurchase authorization with an aggregate purchase price of $16.2 million, of which $0.2 million was accrued at September 27, 2020, and excluding commissions. As of September 27, 2020, the Company had $83.8 million of availability remaining under its February 2020 authorization. Subsequent to September 27, 2020 through October 28, 2020, the Company repurchased 0.1 million shares under the February 2020 authorization with an aggregate purchase price of $2.0 million, excluding commissions.

In February 2019, our Board of Directors authorized a repurchase program for up to $225.0 million of our common stock through March 1, 2020, when and if market conditions warranted and to the extent legally permissible. In November 2019, the Company entered into an accelerated share repurchase agreement (the “2019 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase program. Under the 2019 ASR Agreement, the Company paid the financial institution an initial purchase price of $100.0 million in cash and received an initial delivery of 4.1 million shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2019 ASR Agreement. In February 2020, the Company completed the 2019 ASR Agreement and received an additional 0.6 million shares of common stock at an average purchase price of $23.89. The total number of shares of common stock ultimately purchased by the Company under the 2019 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2019 ASR Agreement, less an agreed upon discount. In total, 4.7 million shares were delivered under the 2019 ASR Agreement at an average purchase price of $21.37 per share.

In addition to the shares repurchased in connection with the 2019 ASR Agreement, during the nine months ended September 27, 2020, the Company repurchased 1.3 million shares with an aggregate purchase price of $28.8 million, excluding commissions, under the February 2019 authorization. After taking into consideration these repurchases, with the completion of the 2019 ASR Agreement in February 2020, the Company completed its February 2019 authorization.

During the nine months ended September 29, 2019, the Company repurchased 4.2 million shares with an aggregate purchase price of $76.2 million, of which $1.1 million was accrued at September 29, 2019, and excluding commissions of $0.1 million, under the February 2019 authorization and the Company’s previous November 2018 authorization to repurchase up to $220.0 million of our common stock.

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

As of September 27, 2020, there were no material changes from the information contained in the Form 10-K, except as described below.

Interest Rate Risk

Our long-term debt, including the current portion, aggregated $2,299.5 million as of September 27, 2020 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases under its 2019-1 Class A-1 Notes and its 2020-1 Class A-1 Notes (collectively, the “Class A-1 Notes”), as well as its U.S. advertising fund revolving line of credit; however, the Company had no outstanding borrowings under the Class A-1 Notes or U.S. advertising fund revolving line of credit as of September 27, 2020. The Company has outstanding borrowings of C$5.5 million under a Canadian subsidiary’s revolving credit facility as of September 27, 2020, which bears interest at the Bank of Montreal Prime Rate. An increase or decrease of 1.0% in the effective interest rate applied to the outstanding borrowings under our Canadian subsidiary’s revolving credit facility would result in a pre-tax interest expense fluctuation of approximately C$0.1 million on an annualized basis.

In addition, LIBOR is expected to be discontinued after 2021. If LIBOR is discontinued, we may need to renegotiate certain loan documents and we cannot predict what alternative index would be negotiated with our lenders or the resulting impact on our interest expense.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 27, 2020. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 27, 2020, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the third quarter of 2020 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•risks associated with the realignment and reinvestment of resources in our IT organization to accelerate growth and the realignment and reallocation of resources to better support long-term growth strategies for Company and franchise operations;

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

•risks and uncertainties associated with the bankruptcy of the Company’s largest franchisee, NPC Quality Burgers, Inc.; and

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

Item 1A. Risk Factors.

In addition to the information contained in this report, you should carefully consider the risk factors disclosed in our Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 29, 2020 and June 28, 2020, which could materially affect our business, financial condition or future results. Except as set forth below or as may otherwise be described elsewhere in this report, there have been no material changes from the risk factors previously disclosed in our Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 29, 2020 and June 28, 2020.

The novel coronavirus (COVID-19) pandemic has disrupted and is expected to continue to disrupt our business, which has materially affected and could continue to materially affect our results of operations, financial condition and prospects for an extended period of time.

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a global pandemic, and governmental authorities around the world implemented measures to reduce the spread of COVID-19. These measures adversely affected customers, workforces, economies and financial markets, and, along with decreased consumer spending, led to an economic downturn in many of our markets. Governmental restrictions and public perceptions of the risks associated with COVID-19 have caused consumers to avoid or limit travel, gatherings in public places and other social interactions, which has adversely affected, and could continue to adversely affect, our business.

In response to the COVID-19 pandemic, in March 2020, we updated our brand standard to include the closure of all dining rooms except where there were specific needs, or a drive-thru or pick-up window option was not available, subject to applicable federal, state and local requirements. Substantially all Wendy’s restaurants continued to offer drive-thru and delivery service to our customers. During the second quarter of 2020, we began implementing our restaurant and dining room reopening process through a phased approach in accordance with federal, state and local requirements, with customer and team member safety as our top priority. Dining rooms have been re-opening at each restaurant owner’s discretion, subject to applicable regulatory restrictions. As of September 27, 2020, approximately 75% of dining rooms were open across the Wendy’s system offering carryout and, in some cases, dine in services. The COVID-19 pandemic has also resulted in the temporary closure of certain restaurants across the Wendy’s system. As of September 27, 2020, approximately 99% of our global systemwide restaurants were operating.

As a result of the COVID-19 pandemic, our restaurant traffic and systemwide sales have been significantly negatively impacted. Even as mobility continues to increase, customers have been and may continue to be reluctant to return to in-restaurant dining, and consumer spending may continue to be adversely impacted for an extended period of time as a result of decreased consumer confidence and the impact of lost wages due to increased unemployment. During the third quarter and first nine months of 2020, global same-restaurant sales increased 6.1% and were flat, respectively, primarily driven by the positive impact of our new breakfast daypart in the U.S. and higher average check, partially offset by a decline in customer counts.

The COVID-19 pandemic has also adversely affected new restaurant development and restaurant reimaging. Due to the uncertain and challenging economic and market conditions, we delayed construction of certain new Company-operated restaurants and reimaging of existing Company-operated restaurants and also delayed the 2020 new restaurant development and Image Activation requirements of our franchisees. These delays could affect our ability to drive future growth in our business.

Our operating results and financial condition are impacted to a large extent by the operational and financial success of our franchisees. The impact of the COVID-19 pandemic has had, and could continue to have, an adverse effect on our franchisees’ operations and financial condition. As previously announced, we took certain actions to support our franchisees, including extending payment terms for royalties, extending or abating payment terms for advertising fund contributions and offering to defer base rent payments on properties owned by the Company and leased to franchisees. To the extent our franchisees experience financial distress, including as a result of the COVID-19 pandemic, it could negatively affect our results of operations, cash flows and financial condition through delayed or reduced payments of royalties, advertising fund contributions or rent. In addition, in the event our franchisees institute insolvency or bankruptcy proceedings, we could be prevented from collecting or retaining certain payments or exercising certain rights under the related franchise, development or other agreements.

The COVID-19 pandemic led, and could again lead, to interruptions in the delivery of food or other supplies to Wendy’s restaurants arising from delays or restrictions on shipping or manufacturing, closures of supplier or distributor facilities or financial distress or insolvency of suppliers or distributors. These delays or interruptions could impact the availability of certain food items at Wendy’s restaurants, including beef, chicken, pork and other core menu products. For example, as previously disclosed, we experienced disruptions to our beef supply beginning in early May 2020 as beef suppliers across North America faced production challenges. As a result, some menu items were occasionally in short supply at some Wendy’s system restaurants. While we and our supply chain partners effectively managed through this disruption and the beef supply subsequently returned to normal levels across the Wendy’s system, there can be no assurances that we will not see similar disruptions in the future. Our results of operations and those of our franchisees could be adversely affected if our key suppliers or distributors are unable to fulfill their responsibilities and we are unable to identify alternative suppliers or distributors in a timely manner or effectively transition the impacted business to new suppliers or distributors.

The COVID-19 pandemic could also lead to labor shortages or increased labor costs. Because COVID-19 can be transmitted through human contact, the risk or perceived risk of contracting the virus could adversely affect the ability or cost of adequately staffing restaurants, which could be exacerbated to the extent that the Company or franchisees have employees who test positive for the virus. If a significant percentage of our or our franchisees’ workforce is unable to work, whether because of illness, quarantine, travel limitations or other governmental actions or restrictions, our operations and the operations of our franchisees may be negatively impacted, which could materially affect our results of operations and financial condition. As previously disclosed, we took several actions to help support our employees and protect the health and safety of our employees and customers, such as implementing a new emergency sick leave policy, providing temporary wage increases to restaurant employees in April and May 2020 and purchasing additional sanitation supplies and personal protective materials, which have contributed to increased operating costs.

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

There are risks associated with the bankruptcy of our largest franchisee, NPC Quality Burgers, Inc., including the contemplated sale of its Wendy’s restaurants.

On July 1, 2020, our largest franchisee, NPC Quality Burgers, Inc. (“NPC”) filed for chapter 11 bankruptcy and commenced a process to sell all or substantially all of its assets, including its interests in approximately 393 Wendy’s restaurants across eight different markets, pursuant to a court-approved auction process. As of the date of this report, all of NPC’s Wendy’s restaurants remain open, and NPC has remained current with its continuing obligations to us and the Wendy’s system, except for certain obligations that were not yet due and payable as of the bankruptcy filing date that we expect to be paid upon the closing of the contemplated sale.

We are actively participating in the chapter 11 proceedings and continue to evaluate our strategic alternatives in connection with the sale process. This includes, among other things, asserting various consent rights under franchise-related agreements as well as the possibility of submitting a consortium bid together with a group of pre-qualified franchisees to acquire NPC’s Wendy’s restaurants. No final decision has been made by the Company as to whether we will submit any such consortium bid, but if we were to do so, we expect that several existing and new franchisees would be the ultimate purchasers of most of the NPC markets, with the Company acquiring at most one or two markets. We remain committed to maintaining our ownership level of approximately 5% of the total Wendy’s system.

There can be no assurances regarding the outcome of NPC’s chapter 11 proceedings, including whether the Company will submit a consortium bid to acquire NPC’s Wendy’s restaurants or whether the consortium bid or any other sale will be successful. In addition, there can be no assurances that NPC’s bankruptcy, including the contemplated sale of its Wendy’s restaurants, will not have an adverse impact on our results of operations, cash flows or financial condition or on the performance of the Wendy’s system.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the third quarter of 2020:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
June 29, 2020 through August 2, 2020	8,087	$21.66	—	$85,462,519
August 3, 2020 through August 30, 2020	90,703	$21.82	21,202	$85,012,494
August 31, 2020 through September 27, 2020	60,811	$21.00	59,900	$83,755,990
Total	159,601	$21.50	81,102	$83,755,990

(1)Includes 78,499 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective awards. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In February 2020, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. As previously announced, in March 2020, the Company temporarily suspended all share repurchase activity in connection with the Company’s response to the COVID-19 pandemic. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022, when and if market and economic conditions warrant and to the extent legally permissible. The Company resumed share repurchases in August 2020.

Subsequent to September 27, 2020 through October 28, 2020, the Company repurchased 0.1 million shares under the February 2020 authorization with an aggregate purchase price of $2.0 million, excluding commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Non-Compete and Confidentiality Agreement between The Wendy’s Company and Abigail Pringle dated as of October 27, 2020.* **
10.2	Non-Compete and Confidentiality Agreement between The Wendy’s Company and M. Coley O’Brien dated as of October 27, 2020.* **
10.3	Non-Compete and Confidentiality Agreement between The Wendy’s Company and Leigh Burnside dated as of October 27, 2020.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1
Certifications of the Chief Executive Officer and Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.* Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.
104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2020, formatted in Inline XBRL and contained in Exhibit 101.
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: November 4, 2020	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: November 4, 2020	By: /s/ Leigh A. Burnside
Leigh A. Burnside
Senior Vice President, Finance and
Chief Accounting Officer
(Principal Accounting Officer)