Form 10-K
period 2021-01-03
Wendy's Co
filed 2021-03-03
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED January 3, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates of The Wendy’s Company as of June 26, 2020 was approximately $3,782.5 million. As of February 23, 2021, there were 223,841,105 shares of The Wendy’s Company common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from The Wendy’s Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after January 3, 2021.

THE WENDY’S COMPANY AND SUBSIDIARIES
FORM 10-K TABLE OF CONTENTS

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

•the impact of competition or poor customer experiences at Wendy’s restaurants;

•economic disruptions, including in regions with a high concentration of Wendy’s restaurants;

•changes in discretionary consumer spending and consumer tastes and preferences;

•impacts to our corporate reputation or the value and perception of our brand;

•the effectiveness of our marketing and advertising programs and new product development;

•our ability to manage the accelerated impact of social media;

•our ability to protect our intellectual property;

•food safety events or health concerns involving our products;

•our ability to achieve our growth strategy through new restaurant development and our Image Activation program;

•our ability to effectively manage the acquisition and disposition of restaurants or successfully implement other strategic initiatives;

•risks associated with leasing and owning significant amounts of real estate, including environmental matters;

•our ability to achieve and maintain market share in the breakfast daypart;

•risks associated with our international operations, including our ability to execute our international growth strategy;

•changes in commodity and other operating costs;

•shortages or interruptions in the supply or distribution of our products and other risks associated with our independent supply chain purchasing co-op;

•the impact of increased labor costs or labor shortages;

•the continued succession and retention of key personnel and the effectiveness of our leadership structure;

•risks associated with our digital commerce strategy, platforms and technologies, including our ability to adapt to changes in industry trends and consumer preferences;

•our dependence on computer systems and information technology, including risks associated with the failure, misuse, interruption or breach of our systems or technology or other cyber incidents or deficiencies;

•risks associated with our securitized financing facility and other debt agreements, including compliance with operational and financial covenants, restrictions on our ability to raise additional capital, the impact of our overall debt levels and our ability to generate sufficient cash flow to meet our debt service obligations and operate our business;

•risks associated with our capital allocation policy, including the amount and timing of equity and debt repurchases and dividend payments;

•risks associated with complaints and litigation, compliance with legal and regulatory requirements and an increased focus on environmental, social and governance issues;

•risks associated with the availability and cost of insurance, changes in accounting standards, the recognition of impairment or other charges, the impact of realignment and reorganization initiatives, changes in tax rates or tax laws and fluctuations in foreign currency exchange rates;

•conditions beyond our control, such as adverse weather conditions, natural disasters, hostilities, social unrest, health epidemics or pandemics or other catastrophic events; and

•other risks and uncertainties referred to in this Annual Report on Form 10-K (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1. Business.

Company Overview

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the #2 quick-service restaurant company in the hamburger sandwich segment in the United States (the “U.S.”) based on traffic share*, and the third largest globally with 6,828 restaurants in the United States and 30 foreign countries and U.S. territories as of January 3, 2021. (*Based on The NPD Group CREST® data for the twelve months ended December 2020.)

At January 3, 2021, there were 5,881 Wendy’s restaurants in operation in the United States. Of these restaurants, 361 were operated by the Company and 5,520 were operated by a total of 228 franchisees. In addition, at January 3, 2021, there were 947 Wendy’s restaurants in operation in 30 foreign countries and U.S. territories, all of which were franchised.

The Company’s principal executive offices are located at One Dave Thomas Blvd., Dublin, Ohio 43017, and its telephone number is (614) 764-3100.

Corporate History

The Wendy’s Company’s corporate predecessor was incorporated in Ohio in 1929 and was reincorporated in Delaware in June 1994. Effective September 29, 2008, in conjunction with the Wendy’s Merger (as defined below), the Company’s corporate name was changed from Triarc Companies, Inc. to Wendy’s/Arby’s Group, Inc. (“Wendy’s/Arby’s”). Effective July 5, 2011, in connection with the Company’s sale of Arby’s Restaurant Group, Inc. (“Arby’s”), the Company’s corporate name was changed to The Wendy’s Company.

Merger with Wendy’s

On September 29, 2008, Triarc Companies, Inc. and Wendy’s International, Inc. completed their merger (the “Wendy’s Merger”) in an all-stock transaction in which Wendy’s shareholders received 4.25 shares of Wendy’s/Arby’s Class A common stock for each Wendy’s common share owned. In the Wendy’s Merger, approximately 377,000,000 shares of Wendy’s/Arby’s Class A common stock were issued to Wendy’s shareholders. In addition, effective on the date of the Wendy’s Merger, Wendy’s/Arby’s Class B common stock was converted into Class A common stock. In connection with the May 28, 2009 amendment and restatement of Wendy’s/Arby’s Certificate of Incorporation, Wendy’s/Arby’s Class A common stock was redesignated as “Common Stock.”

Sale of Arby’s

On July 4, 2011, the Company completed the sale of 100% of the common stock of Arby’s to ARG IH Corporation (“ARG”), a wholly-owned subsidiary of ARG Holding Corporation (“ARG Parent”), for $130.0 million in cash (subject to customary purchase price adjustments) and 18.5% of the common stock of ARG Parent (through which the Company indirectly retained an 18.5% interest in Arby’s). Our 18.5% equity interest was diluted to 12.3% on February 5, 2018, when a subsidiary of ARG Parent acquired Buffalo Wild Wings, Inc. As a result, our diluted ownership interest included both the Arby’s® and Buffalo Wild Wings® brands under the newly formed combined company, Inspire Brands, Inc. (“Inspire Brands”). On August 16, 2018, the Company sold its remaining 12.3% ownership interest to Inspire Brands for $450.0 million. (Arby’s is a registered trademark of Arby’s IP Holder, LLC and Buffalo Wild Wings is a registered trademark of Buffalo Wild Wings, Inc.)

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 3, 2021” or “2020,” which consisted of 53 weeks, (2) “the year ended December 29, 2019” or “2019,” which consisted of 52 weeks, and (3) “the year ended December 30, 2018” or “2018,” which consisted of 52 weeks.

Business Strategy

Wendy’s long-term growth opportunities include investing in accelerated global growth through (1) building our breakfast daypart, (2) continued implementation of consumer-facing digital platforms and technologies and (3) expanding the Company’s footprint through targeted U.S. expansion and accelerated international expansion through same-restaurant sales growth and new restaurant development. Wendy’s vision is to become the world’s most thriving and beloved restaurant brand.

Business Segments

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

The Wendy’s Restaurant System

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of January 3, 2021.

Restaurant Openings and Closings

During 2020, Wendy’s opened seven new Company-operated restaurants and closed two generally underperforming Company-operated restaurants. During 2020, Wendy’s franchisees opened 140 new restaurants and closed 105 generally underperforming restaurants.

The following table sets forth the number of Wendy’s restaurants in operation at the beginning and end of each fiscal year from 2018 to 2020:

	2020	2019	2018
Restaurants open at beginning of period	6,788	6,711	6,634
Restaurants opened during period	147	182	159
Restaurants closed during period	(107)	(105)	(82)
Restaurants open at end of period	6,828	6,788	6,711

Restaurant Operations

Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of condiments. Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts and kids’ meals. In addition, Wendy’s restaurants sell a variety of promotional products on a limited time basis. In March 2020, Wendy’s entered the breakfast daypart across the U.S. system. Wendy’s breakfast menu features a variety of breakfast sandwiches, biscuits and croissants, sides such as seasoned potatoes, oatmeal bars and seasonal fruit, and a beverage platform that includes hot coffee, cold brew iced coffee and our vanilla and chocolate Frosty-ccino iced coffee.

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room. In each of 2018 and 2019, approximately two-thirds of sales at Company-operated restaurants occurred through the pick-up window. In 2020, pick-up window sales represented approximately 83% of sales at Company-operated restaurants, reflecting the impact of the COVID-19 pandemic.

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

Supply Chain, Distribution and Purchasing

As of January 3, 2021, three independent processors (five total production facilities) supplied all of the beef used by Wendy’s restaurants in the United States. In addition, six independent processors (14 total production facilities) supplied all of the chicken used by Wendy’s restaurants in the United States. In addition, there was one main in-line distributor of food, packaging and beverage products, excluding breads, that serviced approximately 67% of Wendy’s restaurants in the United States and four additional in-line distributors that, in the aggregate, serviced approximately 32% of Wendy’s restaurants in the United States. Except as discussed below, Wendy’s and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations, and Wendy’s anticipates no such shortages of products and believes that alternate suppliers and distribution sources are available. During 2020, the COVID-19 pandemic led to interruptions in the delivery of certain products to Wendy’s restaurants. For example, we experienced disruptions to our beef supply beginning in early May 2020 as beef suppliers across North America faced production challenges. As a result, some menu items were occasionally in short supply at some Wendy’s system restaurants. While we and our supply chain partners effectively managed through this disruption and the beef supply subsequently returned to normal levels across the Wendy’s system, there can be no assurances that we will not see similar disruptions in the future. Suppliers and distributors to the Wendy’s system must comply with United States Department of Agriculture (“USDA”) and United States Food and Drug Administration (“FDA”) regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.

Wendy’s has a purchasing co-op relationship structure with its franchisees that establishes Quality Supply Chain Co-op, Inc. (“QSCC”). QSCC manages, for the Wendy’s system in the United States and Canada, contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national agreements with pricing based upon total system volume. QSCC’s supply chain management facilitates the continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s supply chain in the United States and Canada. Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend.

Wendy’s does not sell food or restaurant supplies to its franchisees.

Quality Assurance

Wendy’s quality assurance program is designed to verify that the food products supplied to our restaurants are processed in a safe, sanitary environment and in compliance with our food safety and quality standards. Wendy’s quality assurance personnel conduct multiple sanitation and production audits throughout the year for all of our core menu product processing facilities, which include beef, chicken, pork, buns, french fries, Frosty® dessert ingredients and produce. Animal welfare audits are also conducted at all beef, chicken and pork facilities to confirm compliance with our required animal welfare and handling policies and procedures. In addition to our facility audit program, weekly samples of beef, chicken and other core menu products from our distribution centers are randomly sampled and analyzed by a third-party laboratory to test conformance to our quality specifications. Wendy’s representatives, including third party auditors, regularly conduct evaluations and inspections of all Company-operated and franchise restaurants to test conformance to our sanitation, food safety and operational requirements. Wendy’s has the right to terminate franchise agreements if franchisees fail to comply with quality standards. In response to the COVID-19 pandemic, we adapted and evolved certain of our audits which were traditionally conducted onsite, taking advantage of various virtual tools and resources to engage effectively with our suppliers. We also reviewed and reinforced our strict policies and procedures related to food safety procedures, personal hygiene standards, handwashing requirements and sanitation protocols through frequent communications and retraining, and instituted a brand standard that restaurant employees should wear a mask or face covering and service gloves while working, unless an exception applies.

Information Technology

Wendy’s relies on computer systems and information technology to conduct its business. Wendy’s utilizes both commercially available third-party software and proprietary software owned by the Company to run the point-of-sale and kitchen delivery functions and certain other consumer-facing and back-office functions in Wendy’s restaurants. Wendy’s has invested significant resources to focus on consumer-facing technology, including installing a single point-of-sale system for Wendy’s U.S. and Canadian restaurants, activating mobile ordering via Wendy’s mobile apps, launching the Wendy’s Rewards loyalty program and establishing delivery arrangements with third-party vendors for Wendy’s U.S. and Canadian restaurants. We believe our digital platforms are critical to creating a more seamless user experience, providing insights to enhance our relationship with customers and meeting consumer demand for customization, speed and convenience. In December 2019, Wendy’s implemented a plan to realign and reinvest resources in our IT organization to strengthen our ability to accelerate growth. We are partnering with a third-party global IT consultant on this new structure to leverage their global capabilities and enable a more seamless integration between our digital and corporate IT assets.

Trademarks and Service Marks

Wendy’s or its subsidiaries have registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Old Fashioned Hamburgers® and Quality Is Our Recipe®. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks have their next required maintenance filings at various times from 2021 to 2031 in order to keep such registrations in force, while international trademarks and service marks have various durations of ten to 15 years. Wendy’s generally intends to maintain and renew its trademarks and service mark registrations in accordance with applicable deadlines.

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

Wendy’s competitive position is differentiated by a focus on quality, its use of fresh, never frozen ground beef* and fresh-cut vegetables in the United States, Canada and certain other countries, its unique and diverse menu, its promotional products, its choice of condiments and the atmosphere and décor of its restaurants. (*Fresh beef available in the contiguous U.S., Alaska and Canada.) Wendy’s continues to implement its Image Activation program, which includes reimaging existing Wendy’s restaurants and building new Wendy’s restaurants with innovative exterior and interior restaurant designs, with plans for a significant number of new and reimaged restaurants in 2021 and beyond. The Image Activation program also differentiates the Company from its competitors by its emphasis on selection and performance of restaurant employees that provide friendly and engaged customer service in Wendy’s restaurants.

Many of the leading restaurant chains continue to focus on new restaurant development as one strategy to increase market share through increased consumer awareness and convenience. This results in increased competition for available development sites and higher development costs for those sites. Competitors also employ marketing strategies such as frequent use of price discounting, frequent promotions and heavy advertising expenditures. Continued price discounting, including the use of coupons and offers, in the quick-service restaurant industry and the emphasis on value menus could have an adverse impact on Wendy’s business.

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

Technology and delivery are becoming increasingly critical parts of the restaurant consumer experience. In the quick-service restaurant category, technology initiatives include mobile interactive technology for brand and menu search information, mobile ordering, mobile payment, mobile offers, customer loyalty and rewards programs and other self-service technologies. An increasing number of restaurant chains have also introduced or expanded their restaurant delivery arrangements as another strategy to increase market share. If our digital commerce platforms or third-party delivery providers do not meet customers’ expectations in terms of security, speed, cost, attractiveness or ease of use, customers may be less inclined to use those platforms or providers and our competitive position could be adversely impacted.

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

During 2018, the Company sold three Company-operated restaurants to franchisees and acquired 16 Wendy’s restaurants from franchisees. During 2019, the Company acquired five Wendy’s restaurants from franchisees. No Company-operated restaurants were sold to franchisees during 2019. One Company-operated restaurant was sold to a franchisee during 2020. In addition, during 2020, 2019 and 2018, the Company facilitated Franchise Flips covering 54, 37 and 96 restaurants, respectively.

Franchising

As of January 3, 2021, 228 Wendy’s U.S. franchisees operated 5,520 franchised restaurants in 50 states and the District of Columbia, and 102 Wendy’s international franchisees operated 947 franchised restaurants in 30 foreign countries and U.S. territories.

U.S. Franchise Arrangements

The rights and obligations governing the majority of franchised restaurants operating in the United States are set forth in the Wendy’s current Unit Franchise Agreement (the “Current Franchise Agreement”) (non-traditional locations may operate under an amended agreement). This agreement provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Current Franchise Agreement provides for a 20-year term and a ten-year renewal subject to certain conditions. The initial term may be extended up to 25 years and the renewal extended up to 20 years for qualifying restaurants under the new restaurant development incentive and reimage programs described below in “Franchise Development and Other Relationships”. Wendy’s has in the past franchised under different agreements on a multi-unit basis; however, Wendy’s now grants new Wendy’s franchises on a unit-by-unit basis.

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

Franchisees who wish to operate Wendy’s restaurants outside of the United States and Canada enter into franchise or license agreements with Wendy’s that generally provide franchise rights for each restaurant for an initial term of ten years or 20 years, depending on the country, and typically include a ten-year renewal provision, subject to certain conditions. The agreements grant a license to the franchisee to use the Wendy’s trademarks and know-how in the operation of a Wendy’s restaurant at a specified location. Generally, the franchisee pays Wendy’s an initial technical assistance fee or other per restaurant fee and monthly fees based on a percentage of gross monthly sales of each restaurant. In certain foreign markets, Wendy’s may grant the franchisee exclusivity to develop a territory in exchange for the franchisee undertaking to develop a specified number of new Wendy’s restaurants in the territory based on a negotiated schedule. In these instances, the franchisee generally pays Wendy’s an upfront development fee, annual development fees or a per restaurant development fee. In certain circumstances, Wendy’s may grant a franchisee the right to sub-franchise in a stated territory, subject to certain conditions.

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

In order to promote new restaurant development, Wendy’s has an incentive program for franchisees that provides for technical assistance fee waivers and reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants opened prior to December 31, 2022. In addition, Wendy’s has a restaurant development incentive program that provides for incremental reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants for existing franchisees that sign up for the program under a new development agreement, or through an extension of their existing development agreement, and commit to incremental development of new Wendy’s restaurants. Under any extended development agreements, franchisees are also eligible for technical assistance fee waivers for restaurants opened one year in advance of their original development schedule so long as the restaurants are opened prior to December 31, 2022. Wendy’s also provides franchisees with the option of an early 20-year or 25-year renewal of their franchise agreement upon completion of reimaging utilizing certain approved Image Activation reimage designs.

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

Advertising and Marketing

In the United States and Canada, Wendy’s advertises nationally through national advertising funds on network and cable television programs, including nationally televised events, and advertises locally primarily through regional network and cable television, radio and social media. Wendy’s maintains two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, the Internet and a variety of promotional campaigns, including the increasing use of social media. Separate national advertising funds are administered for Wendy’s United States and Canadian restaurant locations. Contributions to the national advertising funds are required to be made by both Company-operated and franchised restaurants and are based on a percentage of restaurant retail sales. In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both Company-operated and franchised restaurants based on a percentage of restaurant retail sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising programs are governed by the Current Franchise Agreement in the United States and by the Single Unit Sub-Franchise Agreement in Canada. Required contributions by Company-operated restaurants for advertising and promotional programs are at the same percentage of retail sales as franchised restaurants within the Wendy’s system. As of January 3, 2021, the contribution rate for U.S. restaurants was generally 3.5% of retail sales for national advertising and 0.5% of retail sales for local and regional advertising. As of January 3, 2021, the contribution rate for Canadian restaurants was generally 3.0% of retail sales for national advertising and 1.0% of retail sales for local and regional advertising, with the exception of Quebec, for which there is no national advertising contribution rate and the local and regional advertising contribution rate is 4.0% of retail sales. See Note 24 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information regarding advertising.

Human Capital

At Wendy’s, our vision is to become the world’s most thriving and beloved restaurant brand and every day we strive to live our purpose of creating joy and opportunity through food, family and community. Our restaurants, our food, and the value and service we provide to our customers are all integral, but ultimately it is our people that help us deliver our brand promise of “Fast Food Done Right” every single day.

From day one, the Wendy’s business has always been of, for and about people. Respect, equity and fair treatment for our team members, franchisees, supplier partners and vendors is a central part of our business. So is staying true to our values established by our founder Dave Thomas, which include Doing the Right Thing, Treating People with Respect and Giving Something Back. We strive to bring those values to life through daily interactions with our team members and customers and in the communities where we do business. We also continue to invest in our people to ensure we are able to attract, hire and retain great talent throughout our organization. We measure our effectiveness in these areas using various tools and metrics, including administering an employee engagement survey twice a year and tracking our employee turnover rates compared to others in the restaurant industry. During 2020, we continued to outperform our peer group benchmarks and we saw consistent progress in both increased employee engagement and lower turnover.

As of January 3, 2021, the Company was comprised of approximately 14,000 employees, of which approximately two-thirds were part-time, and one-third were full-time. The vast majority of our employees are located in the United States and work in our Company-operated restaurants within our Wendy’s U.S. business segment. Outside of our restaurants, our largest population of employees work in our field support organization or at our Restaurant Support Center in Dublin, Ohio. Our workforce represents nearly all demographics, with diversity in age, race, ethnicity, gender, gender identity and sexual orientation. Specifically, we have more women than men, more employees that identify as persons of color than white, and more employees under the age of 30 than any other age group.

Diversity, Equity and Inclusion

We believe our strategic focus on diversity, equity and inclusion (“DE&I”) helps the Company deliver on our values as well as support our financial performance and global growth strategy. Creating and fostering inclusive work environments and teams allows us to create an engaging and welcoming culture for our employees, which we believe positively affects the quality of products and experience we deliver to our customers.

Our DE&I strategy is built around three pillars. First, we seek to increase our knowledge and accountability to ensure we have a diverse and inclusive mindset. Next, we work to ensure our recruiting and hiring initiatives are reaching a broad audience, so that our workforce represents the communities in which we serve. Third, we strive to expand and develop a strong, diverse pipeline of talent by providing opportunities for growth and development at all levels of our organization. Our senior management and Board of Directors serve an integral role in our DE&I strategy, providing guidance and oversight.

We are fortunate to have several thriving Employee Resource Groups (“ERGs”), which are voluntary employee-led groups, each sponsored by a Wendy’s senior leadership team member. Our ERGs serve an important role in support of our DE&I strategy, creating forums for learning and inclusion, opportunities to celebrate different backgrounds, empowering employees to bring their authentic self to work, and creating leadership and professional development opportunities. Our ERGs focus on employees and allies who identify as Women (Women of Wendy’s), LGBTQ+ (WeQual), Military Veterans & Families (WeVets), Culturally Diverse (WCDN), Black (WeBERG) and Young Professional (WenGEN).

Compensation and Benefits

We are committed to providing market-competitive and equitable pay and benefits to attract and retain great talent. We enable this by benchmarking and analyzing pay and benefits both externally and internally. In addition to competitive hourly rates and base salaries, all general managers and district managers of our Company-operated restaurants are eligible for performance-based cash incentive bonuses, along with all corporate management staff. For our restaurant-level employees, we offer the potential for raises at least twice annually based on individual performance reviews. At Wendy’s, we are committed to providing pay equity for all employees, regardless of gender or ethnicity.

We offer a robust set of benefits to help our employees and their families stay healthy and effectively manage spend related to health and financial well-being. This includes standard benefits, such as medical and prescription drug, dental and vision, 401(k) savings and retirement plans and health savings accounts. In addition, we provide access to our Employee Assistance Program, paid sick leave, paid parental leave and adoption benefits for all employees globally at all levels. For employees based in the U.S., we also provide telehealth visits at no cost to employees enrolled in a Wendy’s health care plan, and telehealth access at a discounted cost to all employees not enrolled in a Company health care plan.

Safety and Well-Being

We are committed to providing safe work environments and providing our employees with the resources they need to promote their well-being. Given the significant impact of the COVID-19 pandemic, 2020 presented a unique set of challenges. We took several actions during the year to support the safety and well-being of our employees, such as providing enhanced safety training and personal protective equipment (PPE), social distancing measures, the ability to take advantage of emergency paid sick leave, recognition pay for our front-line restaurant employees and protection of bonus payments for our restaurant General Managers and District Managers when the COVID-19 pandemic was impacting financial performance outside of the managers’ control.

Talent Development

To set our employees up for success and help them achieve their personal development needs and career growth, we invest in training and development programs at all levels within the Company. We also leverage annual processes that support individual performance planning, individual professional development planning and a broad review of talent throughout our organization. Restaurant-level employees take advantage of an extensive online learning curriculum, as well as hands-on training led by crew trainers, managers and field support staff. Restaurant managers and multi-unit operators participate in Wendy’s University, which includes targeted training to develop management and leadership skills. Wendy’s University also provides targeted programming for corporate management staff, including diversity training, people manager training, leadership dialogues and the opportunity to participate in third party conferences and training.

We also share information about our people and human capital initiatives on our website at www.wendys.com/what-we-value, in our annual Corporate Social Responsibility report and on The Square DealTM Wendy’s Blog at www.squaredealblog.com. The contents of our website and these additional information sources are not incorporated by reference in this Form 10-K or any other report or document we file with the Securities and Exchange Commission.

Governmental Regulations

U.S. Operations

The Company and our franchisees are subject to various federal, state and local laws and regulations affecting the operation of our respective businesses, including laws and regulations relating to building and zoning, health, fire and safety, sanitation, food preparation, nutritional content and menu labeling, advertising, information security, privacy and consumer protection, as well as laws, regulations, recommendations and guidelines related to the COVID-19 pandemic. Each Wendy’s restaurant is subject to licensing and regulation by a number of governmental authorities in the state or municipality in which the restaurant is located. The Company is also subject to federal, state and local laws governing labor and employment matters, including minimum wage requirements, overtime and other working conditions, family leave and health care mandates, union organizing, work authorization requirements, insurance and workers’ compensation rules and anti-discrimination and anti-harassment laws applicable to Company employees, and our franchisees are subject to labor and employment laws with respect to their employees. Additionally, the Company and our franchisees are subject to the Americans with Disabilities Act and other similar laws that provide civil rights protections to individuals with disabilities in the context of public accommodations and other areas.

The Company’s franchising activities are subject to the rules and regulations of the Federal Trade Commission (the “FTC”) and various state laws regulating the offer and sale of franchises. The FTC requires that franchisors furnish a franchise disclosure document (“FDD”) containing certain information to prospective franchisees before the execution of a franchise agreement. Several states require registration and disclosure of the FDD in connection with franchise offers and sales and have laws regulating the franchisor-franchisee relationship. These state laws often limit, among other things, the duration and scope of non-competition provisions and the ability of franchisors to terminate franchise agreements or withhold consent to the renewal or transfer of franchise agreements. The Company believes that our FDD, together with applicable state versions or supplements, and franchising procedures comply in all material respects with the FTC’s franchise rules and applicable state franchise laws.

International Operations

Internationally, the Company and our franchisees are subject to national, provincial and local laws and regulations that often are similar to those impacting us and our franchisees in the U.S., including laws and regulations concerning franchises, labor and employment, building and zoning, health, fire and safety, sanitation, food preparation, nutritional content, menu labeling, advertising, information security, privacy and consumer protection, as well as laws, regulations, recommendations and guidelines related to the COVID-19 pandemic. Wendy’s restaurants outside the U.S. are also often subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment, as well as anti-bribery and anti-corruption laws. The Company believes that our international franchise disclosure documents and franchising procedures comply in all material respects with the laws of the applicable countries.

Environmental Matters

The Company’s operations, including the selection and development of properties that we own or lease and any construction or improvements made at those properties, are subject to a variety of federal, state, local and international environmental laws and regulations, including laws and regulations concerning the storage, handling and disposal of hazardous or toxic substances. Our properties are sometimes located in developed commercial or industrial areas and might previously have been occupied by more environmentally significant operations, such as gas stations. Environmental laws and regulations sometimes require owners or operators of contaminated property to remediate that property, regardless of fault, and could give rise to significant fines, penalties and liabilities, as well as third-party claims. The Company believes that our restaurant operations comply substantially with all applicable environmental laws and regulations.

Legal Matters

The Company is involved in litigation and claims incidental to our business. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. We believe we have adequate accruals for continuing operations for all of our legal and environmental matters. See Item 3 “Legal Proceedings” for additional information.

The Company does not believe that compliance with applicable laws and regulations, including environmental laws and regulations, or the outcome of any legal matters in which we are involved, will have a material adverse effect on our results of operations, financial condition, capital expenditures, earnings or competitive position. However, the Company cannot predict what laws or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted. See Item 1A “Risk Factors” for a discussion of certain risks relating to legal and regulatory requirements, litigation and claims and related matters affecting our business.

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

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, we have included below certain material factors that have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2021, and beyond, to differ materially from those expressed in or implied by any forward-looking statements made by us or on our behalf.

Risks Related to Macroeconomic and Industry Conditions

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

In response to the COVID-19 pandemic, in March 2020, we updated our brand standard to include the closure of all dining rooms except where there were specific needs, or a drive-thru or pick-up window option was not available, subject to applicable federal, state and local requirements. Substantially all Wendy’s restaurants continued to offer drive-thru and delivery service to our customers. During the second quarter of 2020, we began implementing our restaurant and dining room reopening process through a phased approach in accordance with federal, state and local requirements, with customer and team member safety as our top priority. Dining rooms have been re-opening at each restaurant owner’s discretion, subject to applicable regulatory restrictions. As of January 3, 2021, approximately 75% of dining rooms were open across the Wendy’s system offering carryout and, in some cases, dine in services. The COVID-19 pandemic has also resulted in the temporary closure of certain restaurants across the Wendy’s system. As of January 3, 2021, more than 99% of our global systemwide restaurants were operating.

As a result of the COVID-19 pandemic, our customer counts and systemwide sales have been significantly negatively impacted. Even as mobility continues to increase, customers have been and may continue to be reluctant to return to in-restaurant dining, and consumer spending may continue to be adversely impacted for an extended period of time as a result of decreased consumer confidence and the impact of lost wages due to increased unemployment. During the fourth quarter and full year of 2020, global same-restaurant sales increased 4.7% and 1.2%, respectively, primarily driven by the positive impact of our new breakfast daypart in the United States and higher average check, partially offset by a decline in customer counts.

The COVID-19 pandemic has also adversely affected new restaurant development and restaurant reimaging. Due to the uncertain and challenging economic and market conditions, we delayed construction of certain new Company-operated restaurants and reimaging of existing Company-operated restaurants and also extended the new restaurant development and Image Activation requirements of our franchisees by one year. These delays could affect our ability to drive future growth in our business.

The impact of the COVID-19 pandemic has had, and could continue to have, an adverse effect on our franchisees’ operations and financial condition. Following the onset of the pandemic, we took certain actions to support our franchisees, including extending payment terms for royalties, extending or abating payment terms for advertising fund contributions and offering to defer base rent payments on properties owned by the Company and leased to franchisees. To the extent our franchisees experience financial distress, including as a result of the COVID-19 pandemic, it could negatively affect our results of operations, cash flows and financial condition through delayed or reduced payments of royalties, advertising fund contributions or rent.

The COVID-19 pandemic led, and could again lead, to interruptions in the delivery of food or other supplies to Wendy’s restaurants arising from delays or restrictions on shipping or manufacturing, closures of supplier or distributor facilities or financial distress or insolvency of suppliers or distributors. These delays or interruptions could impact the availability of certain food items at Wendy’s restaurants, including beef, chicken, pork and other core menu products. For example, we experienced disruptions to our beef supply beginning in early May 2020 as beef suppliers across North America faced production challenges. As a result, some menu items were occasionally in short supply at some Wendy’s system restaurants. While we and our supply chain partners effectively managed through this disruption and the beef supply subsequently returned to normal levels across the Wendy’s system, there can be no assurances that we will not see similar disruptions in the future. Our results of operations and those of our franchisees could be adversely affected if our key suppliers or distributors are unable to fulfill their responsibilities and we are unable to identify alternative suppliers or distributors in a timely manner or effectively transition the impacted business to new suppliers or distributors.

The COVID-19 pandemic could also lead to labor shortages or increased labor costs. The risk or perceived risk of contracting the virus could adversely affect the ability or cost of adequately staffing restaurants, which could be exacerbated to the extent that the Company or franchisees have employees who test positive for the virus. If a significant percentage of our or our franchisees’ workforce is unable to work, whether because of illness, quarantine, travel limitations or other governmental actions or restrictions, our operations and the operations of our franchisees may be negatively impacted, which could materially affect our results of operations and financial condition. We took several actions to help support our employees and protect the health and safety of our employees and customers, such as implementing a new emergency sick leave policy, providing temporary wage increases to restaurant employees and purchasing additional sanitation supplies and personal protective materials, which contributed to increased operating costs.

The impacts from the COVID-19 pandemic could have a material adverse effect on our liquidity and capital resources. We currently believe we have the ability to pursue additional sources of liquidity if needed or desired to fund operating cash requirements or for other purposes. However, there can be no assurance that additional liquidity will be readily available or available on terms acceptable to us. If the disruptions caused by COVID-19 worsen, our ability to comply with certain debt covenants under our securitized financing facility could be adversely affected. Additionally, negative changes to our credit ratings due to the impact or expected impact of COVID-19 could have an adverse effect on our existing indebtedness, our ability to access additional capital, our cost of borrowing and our overall liquidity position and financial condition.

In addition to the risks described above, the COVID-19 pandemic has had, and could continue to have, the effect of heightening other risks disclosed in this risk factors section, including, but not limited to, risks related to competition, economic conditions and disruptions, brand value and perception, consumer preferences and spending, commodity costs, labor, supply chain and purchasing, new restaurant development and reimaging, performance of the breakfast daypart, franchisees, leasing and ownership of real estate, international operations, digital commerce and technology, cybersecurity, our securitized financing facility and levels of indebtedness, complaints or litigation, legal and regulatory requirements, impairment charges and payment of future dividends. We cannot predict the ultimate duration, scope or severity of the COVID-19 pandemic or its ultimate impact on our results of operations, financial condition and prospects.

Competition from other restaurant companies, as well as grocery chains and other retail food outlets, or poor customer experience at Wendy’s restaurants, could hurt our brand.

The market segments in which Wendy’s restaurants compete are highly competitive with respect to, among other things, price, food quality and presentation, service, location, convenience, and the nature and condition of the restaurant facility. If customers have a poor experience at a Wendy’s restaurant, whether at a Company-operated or franchised restaurant, we may experience a decrease in customer counts. Further, Wendy’s restaurants compete with a variety of locally owned restaurants, as well as competitive regional, national and global restaurant chains. Several of these chains compete by offering menu items that are targeted at certain consumer groups or dietary trends. Additionally, many of our competitors have introduced lower cost value meal menu options and have employed marketing strategies that include frequent use of price discounting (including through the use of coupons and other offers), frequent promotions and heavy advertising expenditures. Some of our competitors have substantially greater financial, marketing, personnel and other resources than we do, which may allow them to react to changes in pricing and marketing strategies better than we can and drive higher levels of brand awareness among consumers. This product and price competition could result in reduced revenues and loss of market share.

Moreover, new companies, including operators outside the quick-service restaurant industry, may enter market areas in which Wendy’s restaurants operate and target our customer base. For example, additional competitive pressures for prepared food purchases have come from deli sections and in-store cafes of a number of major grocery store chains, as well as from convenience stores and casual dining outlets. Such competitors may have, among other things, lower operating costs, better locations, better facilities, more effective marketing and more efficient operations. Wendy’s also competes with grocery chains and other retail outlets that sell food to be prepared at home. Competition with these chains and other outlets has increased due to the gap between the price of food prepared at home compared to the price of food purchased at restaurants. This increased product and price competition could put deflationary pressure on the selling price of products offered at Wendy’s restaurants. All such competition may adversely affect our brand, business, results of operations and financial condition.

Disruptions in the national and global economies, or in regions that have a high concentration of Wendy’s restaurants, could adversely impact our business, results of operations and financial condition.

Disruptions in the national and global economies could result in higher unemployment rates and declines in consumer confidence and spending. If such disruptions occur, they may result in significant declines in consumer food-away-from-home spending and customer counts in our restaurants and those of our franchisees. There can be no assurance that government responses to economic disruptions will restore consumer confidence. Ongoing disruptions in the national and global economies may adversely impact our business, results of operations and financial condition. Additionally, adverse economic conditions in regions that contain a high concentration of Wendy’s restaurants, including markets in which our Company-operated restaurants are located, could also have a material adverse impact on our results of operations.

Changes in discretionary consumer spending, and in consumer tastes and preferences, could adversely affect our business, results of operations and financial condition.

The success of the Wendy’s system depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Any material decline in the amount of discretionary spending or a decline in consumer food-away-from-home spending could hurt our business, results of operations and financial condition. Our success also depends to a large extent on continued consumer acceptance of our offerings, the success of our operating, promotional, marketing and new product development initiatives and the reputation of our brand. If we are unable to continue to achieve consumer acceptance or adapt to changes in consumer preferences, including with respect to nutrition, health or dietary trends or environmental or social concerns, Wendy’s restaurants may lose customers, and the resulting revenues from Company-operated restaurants and the royalties that we receive from franchisees may decline.

Risks Related to Brand Perception and Value

Our success depends substantially on our corporate reputation and on the value and perception of our brand.

Our success depends in large part upon our ability to maintain and enhance the value of our brand, our customers’ loyalty to our brand and a positive relationship with our franchisees and other business partners. Brand value is based in part on consumer perceptions on a variety of subjective qualities. Business incidents, whether isolated or recurring, and whether originating from us, our franchisees or our business partners, can significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation. For example, our brand could be damaged by claims or perceptions about the quality or safety of our products or the quality or reputation of our franchisees or other business partners, regardless of whether such claims or perceptions are true. Our brand could also be adversely impacted by other incidents described in this risk factors section, including incidents related to customer service, customer health or safety, a failure to attract and retain qualified employees, food safety or other health concerns regarding our products, the impact of social media, data privacy violations, cyber incidents or reports of our employees, franchisees or business partners taking controversial positions or acting in an unethical, illegal or socially irresponsible manner. Any such incidents could cause a decline in consumer confidence in our brand and reduce consumer demand for our products, which could have a material adverse impact on our business, results of operations and financial condition.

Our results of operations depend in part on the effectiveness of our marketing and advertising programs and the successful development and launch of new products.

Our results of operations are heavily influenced by brand marketing and advertising and by our ability to develop and launch new and innovative products. Our marketing and advertising programs may not be successful or we may fail to develop commercially successful new products, which may impact our ability to attract new customers and retain existing customers, which, in turn, could materially and adversely affect our results of operations. Moreover, because franchisees contribute to advertising funds based on a percentage of gross sales at their franchise restaurants, advertising fund expenditures are dependent upon sales volumes across the Wendy’s system. If systemwide sales decline, this could result in a reduced amount of funds available for our marketing and advertising programs. In addition, to the extent we use value offerings or other promotions or discounts in our marketing and advertising programs to drive customer counts, these actions may condition our customers to resist higher menu prices or result in reduced demand for premium products.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our brand, business and results of operations.

In recent years, there has been a significant increase in the use of social media platforms, including social media and news aggregation websites and other forms of internet-based communications that allow individuals access to a broad audience. The rising popularity of social media has increased the speed and accessibility of information dissemination and given users the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. The dissemination of information via social media, whether accurate or inaccurate, could harm our business, brand, reputation, results of operation and financial condition. This damage may be immediate, without an opportunity to correct inaccurate information or respond to or address particular issues. In addition, as part of our marketing efforts, we frequently use social media to communicate with consumers in order to build their awareness of, engagement with, and loyalty to us. Failure to use social media effectively or appropriately, particularly as compared to our competitors, could lead to a decline in brand value, customer visits and revenues. Laws and regulations governing the use of social media continue to rapidly evolve. A failure by us, our employees, our franchisees or third parties acting on our behalf to abide by applicable laws and regulations in the use of social media could adversely impact our reputation, brand, results of operations and financial condition or subject us to litigation, fines or other penalties. Social media risks could also arise from employees not following defined policies for the use of social media during business operations, or actions taken by employees during personal activities outside of their employment, but which could still reflect negatively on the Wendy’s brand.

We may be unable to adequately protect our intellectual property, which could harm the value of our brand and hurt our business.

Our intellectual property is material to the conduct of our business. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brand and other intellectual property. The success of our business strategy depends, in part, on our continued ability to use our trademarks and service marks to increase brand awareness and further develop our branded products in existing and new markets. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates, infringes, dilutes or otherwise violates our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business. While we try to ensure that the quality of our brand is maintained by all of our franchisees, we cannot ensure that franchisees will not take actions that hurt the value of our intellectual property or the reputation of the Wendy’s brand or restaurant system. Any damage or violation of our intellectual property could harm our image, brand or competitive position and, if we commence litigation to enforce our rights, cause us to incur significant legal fees and diversion of resources. Also, if we do not attempt or are unable to successfully protect, maintain or enforce our intellectual property rights, there could be a material adverse effect on our business or results of operations as a result of, among other things, consumer confusion, dilution of the Wendy’s brand or increased competition from unauthorized users of our brand.

We have registered certain trademarks and have other trademark registrations pending in the United States and certain foreign jurisdictions. Not all of the trademarks that are used in the Wendy’s system have been registered in all of the countries in which we do business or may do business in the future, and some trademarks will never be registered in all of these countries. Rights in trademarks are generally national in character and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specific products or services. Some countries’ laws do not protect unregistered trademarks at all, or make them more difficult to enforce, and third parties have filed, or may in the future file, for “Wendy’s” or similar marks. Accordingly, we may not be able to adequately protect the Wendy’s brand everywhere in the world and use of the Wendy’s brand may result in liability for trademark infringement, trademark dilution or unfair competition. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. We cannot ensure that all of the steps we have taken to protect our intellectual property in the United States and foreign countries will be adequate.

We cannot ensure that third parties will not bring infringement claims against us in the future. Any such claim, whether or not it has merit, could be time-consuming, cause delays in introducing new menu items, require costly modifications to advertising and promotional materials, harm our brand, image, competitive position or ability to expand our operations into other jurisdictions, cause us to incur significant costs related to defense or settlement or require us to enter into royalty or licensing agreements. As a result, any such claim could harm our business and adversely impact our results of operations and financial condition. In addition, third parties may assert that certain of our intellectual property, or our rights therein, are invalid or unenforceable. If our rights in any of our intellectual property were found to infringe third-party rights, or portions thereof were deemed invalid or unenforceable, we may be forced to defend or resolve related claims and incur related expenses. In addition, such loss of rights could permit competing uses of such intellectual property which, in turn, could harm our business and adversely impact our results of operations and financial condition.

Food safety events or health concerns regarding our products could create negative publicity and adversely affect our brand, business and results of operations.

Food safety is a top priority for Wendy’s, and we dedicate substantial resources to food safety matters to ensure our customers enjoy safe, quality food products. However, food safety events, including instances of food-borne illness (such as salmonella or E. coli), have occurred in the food industry in the past, and could occur in the future. Food safety events, whether or not involving Wendy’s restaurants or other restaurant companies, could adversely affect the price and availability of certain products and result in negative publicity for Wendy’s or the restaurant industry. This negative publicity may reduce demand for Wendy’s food and could result in a decrease in customer counts to Wendy’s restaurants as consumers shift their preferences to our competitors or to other products or food types. Any report linking our restaurants or suppliers to food-borne illnesses or food tampering, contamination, mislabeling or other food-safety issues could damage the value of our brand immediately and severely hurt sales of our products and possibly lead to product liability claims, litigation (including class actions) or other damages. The Wendy’s system may also be adversely impacted by consumer concerns regarding the nutritional aspects of the products we sell, the ingredients in our products or the cooking processes used in our restaurants. These or similar concerns could result in less demand for our products and a decline in sales at Company-operated restaurants and in royalties from sales at franchised restaurants.

Risks Related to Our Business Strategy

Our predominantly franchised business model presents a number of risks.

As of January 3, 2021, approximately 95% of restaurants in the Wendy’s system were operated by franchisees. Wendy’s franchisees are contractually obligated to operate their restaurants in accordance with the standards set forth in our franchise and other agreements with them. Wendy’s also provides training and support to franchisees. However, franchisees are independent third parties that we do not control, and franchisees own, operate and oversee the daily operations of their restaurants. Specifically, franchisees are solely responsible for developing and utilizing their own policies and procedures, making their own hiring, firing and disciplinary decisions, scheduling hours and establishing wages, and managing their day-to-day employment processes and procedures, all of which is done independent of Wendy’s and in compliance with all applicable laws, rules or regulations. Further, franchisees have discretion as to the prices charged to customers. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate their restaurants in a manner consistent with required standards, their royalty payments to us could be adversely affected and our brand’s image and reputation could be harmed, both of which in turn could hurt our business and results of operations. In addition, the failure of franchisees to adequately engage in succession planning may adversely affect their restaurant operations and development of new Wendy’s restaurants, which in turn could hurt our business and results of operations.

Wendy’s franchisees are an integral part of our business and growth strategy. We may be unable to successfully implement our growth strategies if franchisees do not participate in the implementation of those strategies. Our business and results of operations could be adversely affected if a significant number of franchisees do not participate in brand strategies, such as new restaurant development, Image Activation, digital commerce platforms and technologies and the execution of breakfast across the U.S. system, which in turn may harm our business and financial condition. In addition, Wendy’s current franchise model, and the way our brand strategies are executed across the system, may make it difficult for our brand to respond and adapt to the speed of change in technology, consumer preferences, the regulatory environment or other factors as quickly as may be required to maintain and grow market share and remain competitive. Certain of our competitors that have a significantly higher percentage of company-operated restaurants than we do may have greater influence over their respective restaurant systems and greater ability to implement operational initiatives and business strategies.

We receive revenues in the form of royalties and national advertising funds contributions (both of which are generally based on a percentage of sales at franchised restaurants), as well as rent and fees from franchisees. Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, or if the overall business or financial health of franchisees deteriorates, their results of operations or financial condition may worsen and our royalty, national advertising funds, rent and other fee revenues may decline and our accounts receivable and related allowance for doubtful accounts may increase. Additionally, when Company-operated restaurants with leased real estate are sold to franchisees, we are often required to remain responsible for lease payments for these restaurants in the event the purchasing franchisees default on their leases. During periods of declining sales and profitability, the incidence of franchisee defaults for these lease payments may increase and we may be required to make payments and seek recourse against the franchisee. In addition, if franchisees fail to renew their franchise agreements or we are unable to identify, attract and retain new franchisees who meet our criteria, then our royalty revenues may decrease and our future growth could be adversely affected.

The growth of our business is dependent on new restaurant openings, which could be affected by factors beyond our control.

Our business derives earnings from sales at Company-operated restaurants as well as royalties and other fees received from franchised restaurants. Growth in our revenues and earnings is dependent on new restaurant openings. Numerous factors beyond our control may adversely affect new restaurant openings, which in turn could hurt our business and results of operations. These factors include, among others, (i) our ability to attract new franchisees; (ii) the availability of site locations for new restaurants; (iii) the ability of restaurant owners to obtain financing; (iv) the ability of restaurant owners to attract, train and retain qualified operating personnel; (v) construction and development costs, particularly in highly competitive markets; (vi) the ability of restaurant owners to secure required governmental approvals and permits in a timely manner, or at all; and (vii) adverse weather conditions. Our growth strategy also includes an increased focus on non-traditional development, such as fuel and transportation centers, food courts and other retail locations, military bases, dark kitchens and delivery-only locations. Our inability to identify suitable locations, achieve consumer acceptance or otherwise execute our non-traditional development strategy could have an adverse impact on our results of operation and financial condition.

Our Image Activation program may not positively affect sales or improve our results of operations, and franchisees may not participate in our Image Activation program to the extent expected by us.

We continue to implement our Image Activation program, which includes reimaging existing Wendy’s restaurants and building new Wendy’s restaurants with innovative exterior and interior restaurant designs. Our Image Activation program may not positively affect sales at Wendy’s restaurants or improve our results of operations. There can also be no assurance that franchisees will participate in the Image Activation program to the extent expected by the Company. In order to support our Image Activation program and promote new restaurant development, we have provided franchisees with certain incentive programs for qualifying new and reimaged restaurants, including reductions in royalty and national advertising payments and options for the early renewal of franchise agreements. It is possible we may provide additional financial incentives to franchisees, which could result in additional expenses, a reduction of royalties or other revenues or the incurrence of other costs or liabilities, such as loan guarantees, interest rate subsidies or collectability of loans. Some franchisees may need to borrow funds in order to participate in the Image Activation program. If franchisees are unable to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the reimaging of their existing restaurants or the development of new restaurants, and our future growth and results of operations could be adversely affected.

We may be unable to manage effectively the acquisition and disposition of restaurants, or successfully implement other strategic initiatives, which could adversely affect our business, results of operations and financial results.

We continue to optimize the Wendy’s system through our system optimization initiative, which includes facilitating the transfer of restaurants between and among franchisees, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate adoption of our Image Activation program. The success of this initiative is dependent upon many factors, such as the availability of sellers and buyers, the availability of financing, the ability to negotiate transactions on terms deemed acceptable and the ability to successfully transition and integrate restaurant operations. Acquisitions of franchised restaurants pose various risks to our operations, including (i) diversion of management’s attention to the integration of acquired restaurant operations; (ii) increased operating expenses and the inability to achieve expected cost savings and operating efficiencies; (iii) exposure to liabilities arising out of prior operations of acquired restaurants; and (iv) the assumption of long-term, non-cancelable leases. Our system optimization initiative places demands on our operational and financial management resources and may require us to expand these resources. If we are unable to execute our system optimization initiative or effectively manage the acquisition and disposition of restaurants, our business and financial results could be adversely affected.

In addition, Wendy’s from time to time evaluates and may pursue other opportunities for growth through new and existing franchise partners, joint venture investments, expansion of our brand through other opportunities and strategic mergers, acquisitions and divestitures. These strategic initiatives involve various inherent risks, including, without limitation, general business risk, integration and synergy risk, market acceptance risk and risks associated with the potential distraction of management. Strategic transactions may not ultimately create value for us or our stockholders and may harm our reputation and materially adversely affect our business, results of operations and financial condition.

Our leasing and ownership of significant amounts of real estate exposes us to possible liabilities and losses, including liabilities associated with environmental matters.

We have significant real estate operations in connection with our business and are subject to all of the risks associated with leasing and owning real estate. Our real estate values and the costs associated with our real estate operations are impacted by a variety of factors, including changes in the investment climate for real estate, macroeconomic trends, governmental regulations, insurance, demographic trends, supply and demand for the ownership and operation of restaurants and environmental matters. A significant change in real estate values, or an increase in costs as result of any of these factors, could adversely affect our results of operations and financial condition.

We are subject to federal, state and local environmental, health and safety laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner, operator or occupant of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners, operators or occupants of properties for personal injuries and property damage associated with releases of or exposure to such substances. A number of our restaurant sites were formerly gas stations or are adjacent to current or former gas stations or were used for other commercial activities that can create environmental impacts. We have not conducted a comprehensive environmental review of all of our properties and we may not have identified all of the potential environmental liabilities at our leased and owned properties, and any such liabilities identified in the future could cause us to incur significant costs, including costs associated with litigation, fines or clean-up responsibilities. We cannot predict the amount of future expenditures that may be required in order to comply with any environmental laws or regulations or to satisfy any such claims.

We generally secure long-term real estate interests for our leased restaurants and have limited flexibility to quickly alter our real estate portfolio. Many leases provide that the landlord may increase the rent over the term of the lease and any renewals of the term. Most leases require us to pay the costs of insurance, taxes, maintenance and utilities. We generally cannot cancel these leases prior to the expiration of their term. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying rent for the balance of the lease term. In addition, as each lease expires, we may fail to negotiate additional renewals or renewal options, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations, negatively impacting our results of operations.

The breakfast daypart is competitive across the restaurant industry and we may be unable to achieve or maintain market share or reach targeted levels of breakfast sales and profits.

Wendy’s entered the breakfast daypart across the U.S. system in March 2020. The Company and franchisee leadership worked closely to align on a breakfast program designed to drive incremental sales and profits through a strong economic model. However, we may be unable to achieve market share and reach targeted levels of breakfast sales and profits due to competitive pressures and responses from our competitors, some of whom are well-established in the breakfast daypart, or other factors, including operational complexity, food and labor costs, lack of consumer acceptance, discretionary spending patterns that differ from other dayparts and changes to customer mobility and daily routines, including as a result of the COVID-19 pandemic. In addition, breakfast sales could cannibalize sales during other parts of the day and may have negative impacts on restaurant margins. The continued active support and engagement of our franchisees is also critical for the successful performance of the breakfast daypart. The breakfast daypart may require significant financial resources, including the Company’s plans to fund incremental marketing and advertising campaigns. Our inability to successfully execute on our strategy for the breakfast daypart could have a material adverse impact on our business, results of operations and financial condition.

Our international operations are subject to various risks and uncertainties and there is no assurance that our international operations will be profitable.

In addition to many of the factors described in this risk factors section, our business outside of the United States is subject to a number of additional factors, including international economic and political conditions, risk of corruption and violations of the U.S. Foreign Corrupt Practices Act or similar laws of other countries, the inability to adapt to differing cultures or consumer preferences, inadequate brand infrastructure within foreign countries to support our international activities, inability to obtain adequate supplies meeting our quality standards and product specifications or interruptions in obtaining such supplies, challenges and risks associated with managing and monitoring suppliers, restrictions on our ability to move cash out of certain foreign countries, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements, the collection of royalties and other fees from international franchisees, the inability to protect technology, data or intellectual property rights, compliance with international privacy and information security laws and regulations, the availability and cost of land, construction costs, other legal, financial or regulatory impediments to the development or operation of new restaurants and the inability to identify, attract and retain experienced management, qualified franchisees and joint venture partners. Adverse conditions or unforeseen events in countries that contain a high concentration of Wendy’s restaurants (including Canada, our largest international market), could have a material adverse impact on our international growth strategy and results of operations. In addition, to the extent we invest in international Company-operated restaurants or joint ventures, we would also have the risk of operating losses related to those restaurants, which could adversely affect our results of operations and financial condition. There can be no assurance that our international growth strategy will be successful or that our international operations will be profitable.

As previously announced, Wendy’s intends to open Company-operated restaurants in the United Kingdom and, if successful, plans to expand into other anchor markets in Europe utilizing a franchise model. New markets may have low brand awareness as well as competitive conditions, consumer tastes, discretionary spending patterns and social and cultural differences that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity to build brand awareness, which could negatively impact the profitability of our operations. In addition, we may be unable to obtain desirable locations for new restaurants at reasonable prices, or at all, and restaurants may have higher construction, occupancy, food and labor costs than we currently anticipate. Moreover, geopolitical risks, including the United Kingdom’s decision to leave the European Union, may result in increased regulatory complexities and economic uncertainty. Any of these risks and uncertainties, and other factors we cannot anticipate, could have a material adverse impact on our business, results of operations and financial condition.

Risks Related to Supply Chain and Labor

Changes in commodity costs and other operating costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs (including beef, chicken, pork, cheese and grains), supplies, fuel, utilities, distribution and other operating costs. Increases in commodity costs, particularly beef or chicken prices, could adversely affect our future results of operations. Our business is susceptible to increases in commodity and other operating costs as a result of various factors beyond our control, such as weather conditions and patterns, demand, food safety concerns, product recalls, federal ethanol policy, fuel costs and government regulations. Significant increases in expenses incurred by consumers, such as living expenses or gasoline prices, could also result in decreased customer counts at our restaurants, which could adversely affect our business. We cannot predict whether we will be able to anticipate and react to changing commodity costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our results of operations. In addition, we may not seek to or be able to pass along price increases to our customers. If increased costs were passed to our customers, demand for our products may decrease, which in turn could adversely affect our results of operations.

Shortages or interruptions in the supply or distribution of perishable food products could damage our brand and adversely affect our business and results of operations.

Wendy’s and our franchisees are dependent on frequent deliveries of perishable food products that meet brand specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, disease or food-borne illnesses, political unrest, health epidemics or pandemics, inclement weather or other calamities or conditions could adversely affect the availability, quality and cost of ingredients, which could lower revenues, increase operating costs, damage brand reputation and otherwise harm our business and the businesses of our franchisees. Certain of the products sold in our restaurants, such as beef and chicken, are sourced from a limited number of suppliers, which may increase our reliance on those suppliers. In addition, our system relies on a limited number of in-line distributors to deliver certain food, packaging and beverage products to our restaurants. If a disruption of service from any of our key suppliers or distributors was to occur, we could experience short-term increases in our costs while supply and distribution channels were adjusted, and we may be unable to identify or negotiate with new suppliers or distributors on terms that are commercially reasonable to us. As discussed above, the COVID-19 pandemic led, and could again lead, to delays or interruptions in the delivery of food or other supplies to Wendy’s restaurants, which could impact the availability and cost of certain food items at Wendy’s restaurants.

We do not exercise ultimate control over purchasing for our restaurant system, which could harm our business, results of operations and financial condition.

While we require and seek to ensure that all suppliers to the Wendy’s system meet certain quality control standards, our franchisees ultimately control the purchasing of food, proprietary paper, equipment and other operating supplies from third party suppliers through QSCC, Wendy’s independent purchasing co-op. QSCC manages, for the Wendy’s system in the United States and Canada, contracts for the purchase and distribution of food, proprietary paper, equipment and other operating supplies under national agreements with pricing based on total system volume. We do not control the decisions and activities of QSCC. If QSCC does not properly estimate the product needs of the Wendy’s system, makes poor purchasing decisions or ceases its operations, or if our relationship with QSCC is terminated for any reason, system sales, operating costs and supply chain management could be adversely affected, which could harm our franchisees and have a material adverse impact on our business, results of operations and financial condition.

Our business could be hurt by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our restaurants. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to competition, increased wages or employee benefits costs (including various federal, state and local actions to increase minimum wages), unionization activity or other factors would adversely impact our cost of sales and operating expenses. In addition, Wendy’s success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff as well as employees and key personnel at our restaurant support center, and our inability to do so could adversely affect our business and results of operations.

Our success depends in part upon the continued succession and retention of certain key personnel and the effectiveness of our leadership structure.

We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our senior leadership team and other key personnel. Our failure to retain members of our senior leadership team or other key personnel could adversely affect our ability to build on the efforts we have undertaken to increase the efficiency and performance of our business. In addition, changes to our leadership and organizational structure can be inherently difficult to manage, and if we are unable to implement any such changes effectively, our business, results of operations and financial results could be adversely affected.

Risks Related to Technology and Cybersecurity

There are risks and uncertainties associated with our increasing dependence on digital commerce platforms and technologies and alternative methods of delivery.

Advances in technologies, including advances in digital food ordering and delivery technologies, and changes in consumer behavior driven by such advances could have a negative effect on our business. Technology and consumer offerings continue to develop and evolve, and we expect that new and enhanced technologies and consumer offerings will be available in the future, including those with a focus on restaurant modernization, restaurant technology, digital engagement, online ordering and delivery. Our inability to predict consumer acceptance of new technology or our failure to adequately invest in new technology or adapt to technological developments and industry trends could result in a loss of customers and related market share. In addition, our competitors, some of whom have greater resources than we do, may be able to benefit from changes in technologies or consumer acceptance of such changes, which could harm our competitive position and brand.

An increasing amount of our sales and revenues is derived from digital orders, which includes online ordering and delivery. We have implemented technology and targeted advertising and promotions to support the growth of our digital business. If we are unable to continue to grow our digital business, it may be difficult for us to achieve our planned sales growth. If our digital commerce platforms, including the Wendy’s mobile app and online ordering system, do not meet customers’ expectations in terms of security, speed, attractiveness or ease of use, customers may be less inclined to return to those platforms, which could negatively impact our business, results of operations and financial condition. Our business could also be negatively impacted if we are unable to successfully implement or execute other consumer-facing digital initiatives, such as curbside pick-up and mobile carryout. We rely on third-party delivery services to fulfill delivery orders, and errors or failures by those providers to make timely deliveries could cause customers to stop ordering from us. The third-party restaurant delivery business is intensely competitive, with a number of companies competing for capital, market share, online traffic and delivery drivers. If the third-party delivery services that we utilize cease or curtail their operations, increase their fees or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted. If we are unable to successfully respond to the challenges arising from our increased reliance on our digital business, this could have a material adverse impact on our brand, business, results of operations and financial condition.

We are heavily dependent on computer systems and information technology and any material failure, misuse, interruption or breach of our systems or technology could adversely affect our business, results of operations and financial condition.

We are heavily dependent on our computer systems and information technology to conduct our business, including point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems and information technology. The failure of these systems and information technology to operate effectively, an interruption in such systems or technology or a breach in security of these systems could be harmful and cause delays in customer service, result in the loss of data, reduce efficiency or cause delays in operations. Significant capital investments might be required to remediate any such problems or to maintain or upgrade our computer systems and information technology or transition to replacement systems. Additionally, the success of certain of our strategic initiatives, including the expansion and acceleration of our consumer-facing digital capabilities to connect with customers and drive growth, is highly dependent on our technology systems. Any security breach involving our or our franchisees’ point-of-sale or other systems could result in a loss of consumer confidence and potential costs associated with fraud. Also, despite our considerable efforts and resources to secure our computer systems and information technology, security breaches, such as unauthorized access and computer viruses, may occur, resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information, which in turn could adversely affect our business, results of operations and financial condition.

As previously announced, we have implemented a plan to realign and reinvest resources in our IT organization to strengthen our ability to accelerate growth. We are partnering with a third-party global IT consultant on this new structure to leverage their global capabilities and enable a more seamless integration between our digital and corporate IT assets. We are dependent to a significant extent on our ongoing relationship and engagement with the consultant, including their personnel and resources, technological expertise and ability to help execute our digital, restaurant technology and enterprise technology initiatives. The inability of us or the consultant to successfully execute our technology growth initiatives could have an adverse impact on our business, results of operations and financial condition.

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our brand, business, results of operations and financial condition.

A number of retailers and other companies have experienced serious cyber incidents and breaches of their information technology systems. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those managed by third parties. Because we and our franchisees accept electronic forms of payment from customers, our business requires the collection and retention of customer data, including credit and debit card numbers and other personally identifiable information, in various information systems that we and our franchisees maintain and in those maintained by third parties with whom we and our franchisees contract to provide credit card processing and related services. We also maintain important internal data, such as personally identifiable information about our employees and franchisees and information relating to our operations. Our use of personally identifiable information is regulated by international, federal and state laws, as well as by certain third-party agreements. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance with those laws and regulations. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws, regulations or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, disrupt our operations, damage our relationship with customers, franchisees or employees and result in costly litigation, judgments, or penalties resulting from violation of applicable laws and payment card industry regulations. A cyber incident could also require us to notify customers, employees or other groups, result in adverse publicity or a loss in consumer confidence, sales and profits, increase fees payable to third parties or cause us to incur penalties or remediation and other costs that could adversely affect our business, results of operations and financial condition. While we have implemented various processes, procedures and controls to help mitigate the risk of a cyber incident and maintain insurance coverage to address cyber incidents, these measures do not guarantee that a cyber incident could not occur or that our reputation and financial results will not be adversely affected by such an incident.

As previously reported, in 2015 and 2016, certain of our franchisees experienced cybersecurity incidents. As a result of those incidents, the Company was named as a defendant in separate class actions brought by consumers and financial institutions, and certain of our directors and executive officers were named as defendants in a shareholder derivative action. These civil proceedings sought damages and other relief allegedly arising from the cybersecurity incidents. In February 2019, the court granted final approval of the settlement of the consumer class action, and in November 2019, the court granted final approval of the settlement of the financial institutions class action. Both matters are now considered fully paid and closed. In January 2020, the court granted preliminary approval of the proposed settlement of the putative shareholder derivative action, which remains subject to certain notice and objection provisions and final court approval. These and any other claims or investigations related to cybersecurity incidents may adversely affect how we and our franchisees operate the business, divert the attention of management, have a negative effect on our reputation, and adversely affect our results of operations or financial condition.

Risks Related to Our Indebtedness

The Company and certain of our subsidiaries are subject to various restrictions, and substantially all of the assets of certain subsidiaries are security, under the terms of a securitized financing facility.

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of the Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility entered into in June 2015. Under the facility, the Master Issuer issued and has outstanding certain series of fixed rate and variable funding notes (collectively, the “Senior Notes”). The Senior Notes are secured by a security interest in substantially all of the assets of the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors (collectively, the “Securitization Entities”), except for certain real estate assets and subject to certain limitations as set forth in the indenture governing the Senior Notes (the “Indenture”) and the related guarantee and collateral agreement. The assets of the Securitization Entities include most of the domestic and certain of the foreign revenue-generating assets of the Company and its subsidiaries, which principally consist of franchise-related agreements, certain Company-operated restaurants, intellectual property and license agreements for the use of intellectual property.

The Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Senior Notes are subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance on the applicable scheduled maturity date. The Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. In the event that a rapid amortization event occurs under the Indenture (including, without limitation, upon an event of default under the Indenture or the failure to repay the securitized debt at the end of the applicable term), the funds available to the Company would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

In addition, the Indenture and the related management agreement contain various covenants that limit the Company and its subsidiaries’ ability to engage in specified types of transactions, subject to certain exceptions, including, for example, to (i) incur or guarantee additional indebtedness, (ii) sell certain assets, (iii) create or incur liens on certain assets to secure indebtedness or (iv) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets. As a result of these restrictions, the Company may not have adequate resources or flexibility to continue to manage the business and provide for growth of the Wendy’s system, which could have a material adverse effect on the Company’s future growth prospects, results of operations, financial condition and liquidity.

We have a significant amount of debt outstanding, and such indebtedness could adversely affect our business, results of operations and financial condition.

As of January 3, 2021, the Company had approximately $2.2 billion of outstanding debt on its balance sheet. Additionally, a subsidiary of the Company has issued variable funding notes, which allows for the borrowing of up to $250.0 million from time to time on a revolving basis. This level of debt could have significant consequences on the Company’s future operations, including: (i) making it more difficult to meet payment and other obligations under outstanding debt; (ii) resulting in an event of default if the Company’s subsidiaries fail to comply with the financial and other restrictive covenants contained in debt agreements, which event of default could result in all of the Company’s subsidiaries’ debt becoming immediately due and payable; (iii) reducing the availability of the Company’s cash flow to fund working capital, capital expenditures, equity and debt repurchases, dividends, acquisitions and other general corporate purposes, and limiting the Company’s ability to obtain additional financing for these purposes; (iv) subjecting the Company to the risk of increased sensitivity to interest rate increases on indebtedness with variable interest rates; (v) limiting the Company’s flexibility in planning for or reacting to, and increasing its vulnerability to, changes in the Company’s business, the industry in which it operates and the general economy; and (vi) placing the Company at a competitive disadvantage compared to its competitors that are less leveraged. Further, the Company’s outstanding variable funding notes may accrue interest based on the London interbank offered rate (“LIBOR”), which is expected to be discontinued after 2021. If LIBOR is discontinued, we may need to renegotiate certain loan documents and we cannot predict what alternative index would be negotiated with our lenders or the resulting impact on our interest expense.

The ability of the Company to make payments on, repay or refinance its debt, and any additional debt, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon its future operating performance and ability to generate significant cash flows. In addition, the ability of the Company to borrow funds in the future to make payments on its debt will depend on the satisfaction of the covenants in the securitized financing facility and other debt agreements, and other agreements it may enter into in the future. Specifically, the Company will need to maintain specified financial ratios and satisfy financial condition tests. There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available under the Company’s securitized financing facility or other debt agreements or from other sources in an amount sufficient to enable the Company to pay its debt or to fund its dividend and other liquidity needs. If the Company’s subsidiaries are not able to generate sufficient cash flow to service their debt obligations, they may need to refinance or restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. If the Company’s subsidiaries are unable to implement one or more of these alternatives, they may not be able to meet debt payment and other obligations.

In addition to the Company’s outstanding indebtedness, certain of the Company’s subsidiaries have significant contractual requirements for the purchase of soft drinks. If consumer preferences change and customers purchase fewer soft drinks than expected or estimated, such contractual commitments may adversely affect the financial condition of the Company. The Company has also provided loan guarantees to various lenders on behalf of franchisees entering into debt arrangements for new restaurant development and equipment financing. In addition, certain of the Company’s subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have been indemnified. These commitments, guarantees and other liabilities could have an adverse effect on the Company’s liquidity and the ability of its subsidiaries to meet payment obligations.

The Company may incur additional indebtedness, guarantees, commitments or other liabilities in the future. If new debt, guarantees, commitments or other liabilities are added to the Company’s current consolidated debt levels, the related risks that the Company now faces could be amplified.

Risks Related to Our Common Stock

There can be no assurance regarding whether or to what extent we will pay dividends on our common stock in the future.

Holders of our common stock will only be entitled to receive such dividends as our Board of Directors may declare out of funds legally available for such payments. Any dividends will be made at the discretion of our Board of Directors and will depend on our earnings, financial condition, cash requirements and such other factors as the Board may deem relevant from time to time. In addition, because Wendy’s is a holding company, its ability to declare and pay dividends is dependent upon cash, cash equivalents and short-term investments on hand and cash flows from its subsidiaries. The ability of our subsidiaries to pay cash dividends to the holding company is dependent upon their ability to achieve sufficient cash flows after satisfying their respective cash requirements, including the requirements and restrictions under our securitized financing facility and other debt agreements.

A substantial amount of our common stock is concentrated in the hands of certain stockholders.

Nelson Peltz, our Chairman and former Chief Executive Officer, Peter May, our Vice Chairman and former President and Chief Operating Officer, Matthew Peltz, a director of the Company, and Edward Garden, a former director of the Company, beneficially own shares of our outstanding common stock that collectively constitute approximately 19% of the Company’s total voting power as of February 23, 2021. These individuals may, from time to time, acquire beneficial ownership of additional shares of common stock.

On December 1, 2011, the Company entered into an agreement (the “Trian Agreement”) with Messrs. N. Peltz, May and Garden, and several of their affiliates (the “Covered Persons”). Pursuant to the Trian Agreement, our Board of Directors, including a majority of the independent directors, approved, for purposes of Section 203 of the Delaware General Corporation Law, the Covered Persons becoming the owners (as defined in Section 203(c)(9)) of or acquiring an aggregate of up to (and including), but not more than, 32.5% (subject to certain adjustments set forth in the Trian Agreement) of the outstanding shares of the Company’s common stock, such that no such persons would be subject to the restrictions set forth in Section 203 solely as a result of such ownership. This concentration of ownership gives these individuals significant influence over the outcome of actions requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and the sale of all or substantially all of the Company’s assets. They are also in a position to have significant influence to prevent or cause a change in control of the Company.

Our certificate of incorporation contains certain anti-takeover provisions and permits our Board of Directors to issue preferred stock without stockholder approval and limits our ability to raise capital from affiliates.

Certain provisions in our certificate of incorporation are intended to discourage or delay a hostile takeover of control of the Company. Our certificate of incorporation authorizes the issuance of shares of “blank check” preferred stock, which will have such designations, rights and preferences as may be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power and other rights of the holders of our common stock. The preferred stock could be used to discourage, delay or prevent a change in control of the Company that is determined by the Board of Directors to be undesirable. Our certificate of incorporation prohibits the issuance of preferred stock to affiliates, unless offered ratably to the holders of our common stock, subject to an exception in the event that the Company is in financial distress and the issuance is approved by the Audit Committee of our Board of Directors. This prohibition limits our ability to raise capital from affiliates.

General Business Risks

Complaints or litigation could hurt our brand, business, results of operations and financial condition.

Wendy’s customers may file from time to time complaints or lawsuits against us or our franchisees alleging that we are responsible for an illness or injury they suffered at or after a visit to a Wendy’s restaurant, or alleging that there was a problem with food quality or operations at a Wendy’s restaurant. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees, intellectual property claims, data privacy claims and claims alleging violations of law regarding workplace and employment matters, discrimination and similar matters, including class action lawsuits. Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations, hurt our performance and have a negative impact on our brand. While we believe we have adequate accruals for all of our legal and environmental matters, we cannot estimate the aggregate possible range of loss for our existing litigation and claims due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. Insurance policies contain customary limitations, conditions and exclusions that can affect the amount of insurance proceeds ultimately received. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our results of operations or financial condition. Additionally, the restaurant industry has been subject to a number of claims alleging that the menus and actions of restaurant chains have contributed to the obesity or otherwise adversely impacted the health of certain of their customers. Adverse publicity resulting from these allegations may harm the reputation of our restaurants, even if the allegations are not directed against our restaurants or are not valid. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also hurt our brand or business as a whole.

Existing and changing legal and regulatory requirements, as well as an increasing focus on environmental, social and governance issues, could adversely affect our brand, business, results of operations and financial condition.

Each Wendy’s restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state or municipality in which the restaurant is located, as well as to federal laws, rules and regulations and requirements of non-governmental entities such as payment card industry rules. State and local government authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations. There can be no assurance that we and our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for new restaurants, which could delay the opening of such restaurants in the future. In addition, more stringent and varied requirements of local regulators with respect to tax, zoning, land use and environmental factors could delay or prevent development of new restaurants in particular locations.

We are subject to various laws and regulations that govern the offer and sale of a franchise, including rules by the U.S. Federal Trade Commission. Various state, provincial and foreign laws regulate certain aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines and penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and results of operations. We could also face lawsuits by franchisees based upon alleged violations of these laws. We and our franchisees are also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other state laws that govern these and other employment law matters. Changes in laws, rules, regulations and governmental policies could increase our costs, result in increased litigation, investigations, enforcement actions, fines or liabilities and adversely affect our business, results of operations and financial condition. The same consequences may result should any law, rule, regulation, governmental policy or judicial decision declare that Wendy’s is a joint employer with our franchisees. If we are unable to effectively manage the risks associated with our complex regulatory environment, it could have a material adverse effect on our business and financial condition.

We are also subject to legal and compliance risks and associated liability related to privacy and data collection, protection and management as it relates to information associated with our technology-related services and platforms made available to customers, employees, franchisees, business partners or other third parties. We are subject to a variety of U.S. federal and state and foreign laws and regulations in this area. These laws and regulations have been subject to frequent change, and there may be jurisdictions that propose or enact new data privacy requirements in the future. Failure to meet applicable data privacy requirements could result in substantial penalties and materially adversely impact our financial results or brand perceptions. Additionally, changing laws and regulations could require us and our franchisees to change or limit the way we collect or use information in operating our business, which may result in additional costs, limit our marketing or growth strategies and adversely affect our business and results of operations.

Additionally, there has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on social and environmental sustainability matters, including packaging and waste, animal health and welfare, human rights, climate change, carbon footprints and land, energy and water use. As a result, we have experienced increased pressure and expectations to make commitments, establish goals or set targets with respect to various environmental and social issues and to take the actions necessary to meet those commitments, goals and targets. If we are not effective in addressing social and environmental sustainability matters, consumer trust in our brand may suffer. In addition, the actions needed to achieve our sustainability goals could result in market, operational, execution and other costs, which could have a material adverse effect on our business and financial condition.

Our current insurance may not provide adequate levels of coverage against claims that have been or may be filed.

We currently maintain insurance that we believe to be adequate for businesses of our size and type. However, there are types of losses we could encounter that cannot be insured against or that we believe are not economically reasonable to insure, such as losses due to natural disasters or acts of terrorism. In addition, we currently self-insure a significant portion of expected losses under workers’ compensation, general liability, auto liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense, which could harm our business and adversely affect our results of operations and financial condition. We also currently maintain insurance coverage to address cyber incidents. Applicable insurance policies contain customary limitations, conditions and exclusions, and there can be no assurance that our cyber insurance policies will cover substantially all of the costs and expenses related to any previous or future cyber incidents. In addition, our future insurance premiums may increase, and we may be unable to obtain similar levels of insurance on reasonable terms, or at all, due to challenging conditions in the insurance industry. Any inadequacy of, or inability to obtain, insurance coverage could have a material adverse effect on our results of operation and financial condition.

Changes in accounting standards, or the recognition of impairment or other charges, could adversely affect our future results of operations.

New accounting standards or changes in financial reporting requirements, accounting principles or practices, including with respect to our critical accounting estimates, could adversely affect our future results. We may also be affected by the nature and timing of decisions about underperforming markets or assets, including decisions that result in impairment or other charges that reduce our earnings. In assessing the recoverability of our long-lived assets, goodwill and intangible assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. These estimates are highly subjective and can be significantly impacted by many factors such as business and economic conditions, operating costs, inflation, competition, consumer and demographic trends and restructuring activities. If our estimates or underlying assumptions change in the future, or if the operating performance or cash flows of our business decline, we may be required to record impairment charges, which could have a significant adverse effect on our reported results for the affected periods.

Tax matters, including changes in tax rates or laws, imposition of new taxes, disagreements with taxing authorities and unanticipated tax liabilities, could impact our results of operations and financial condition.

We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax matters and initiatives around the world. In particular, we are affected by the impact of changes to tax rates, laws or policies or related authoritative interpretations. We are also impacted by the settlement of adjustments proposed by taxing and governmental authorities in connection with our tax reviews and audits, all of which will depend on their timing, nature and scope. While we believe our recorded provision for income taxes properly reflects all applicable tax laws as currently enacted, there can be no assurance that we would be successful in challenging adjustments by the relevant tax authorities. Any significant increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our results of operations and financial condition.

Our operations are subject to fluctuations in foreign currency exchange rates.

Most of our revenues, costs and indebtedness is denominated in U.S. dollars, which is also our reporting currency. Our international operations that are denominated in currencies other than the U.S. dollar are translated to U.S. dollars for our financial reporting purposes and are impacted by fluctuations in currency exchange rates and changes in currency regulations.

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. Unfavorable currency fluctuations could reduce our royalty income and revenues. While we attempt to minimize our foreign currency risks, our risk management strategies may not be effective and our results of operations and financial condition could be adversely affected.

Our operations are influenced by adverse weather conditions.

Wendy’s restaurant operations are impacted by adverse weather conditions. Harsh weather conditions that keep customers from dining out can result in lost sales and revenues for our restaurants. For example, a heavy snowstorm in the Northeast or Midwest or a hurricane in the Southeast can shut down an entire metropolitan area, resulting in a reduction in sales in that area. Our first quarter includes winter months and historically has a lower level of sales at Company-operated restaurants. Because a significant portion of our restaurant operating costs is fixed or semi-fixed in nature, the loss of sales during these periods could hurt our operating margins and profits. For these reasons, quarter-to-quarter comparisons may not be a good indication of the Company’s performance or how we may perform in the future.

Our results can be adversely affected by unforeseen events, such as natural disasters, hostilities, social unrest, health epidemics or pandemics or other catastrophic events.

Unforeseen events, such as natural disasters, hostilities (including terrorist activities and public or workplace violence), social unrest, health epidemics or pandemics or other catastrophic events can adversely affect consumer spending, consumer confidence, restaurant sales and operations and our ability to perform corporate or support functions at our restaurant support center, any of which could affect our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table contains information about our principal office facilities as of January 3, 2021:

ACTIVE FACILITIES	FACILITIES LOCATION	LAND TITLE	APPROXIMATE SQ. FT. OF FLOOR SPACE
Corporate Headquarters	Dublin, Ohio	Owned	324,025	*
Wendy’s Restaurants of Canada Inc.	Burlington, Ontario, Canada	Leased	8,917	**
_____________________

*    QSCC, Wendy’s independent supply chain purchasing co-op, leases 14,493 square feet of this space from Wendy’s. The Corporate Headquarters serves all of our operating segments.
**    The Wendy’s Restaurants of Canada Inc. facility primarily serves the International operating segment.

At January 3, 2021, Wendy’s and its franchisees operated 6,828 Wendy’s restaurants. Of the 361 Company-operated restaurants in the Wendy’s U.S. segment, Wendy’s owned the land and building for 142 restaurants, owned the building and held long-term land leases for 149 restaurants and held leases covering the land and building for 70 restaurants. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases contain contingent rent provisions that require additional rental payments based upon restaurant sales volume in excess of specified amounts. As part of the Global Real Estate & Development segment, Wendy’s also owned 509 and leased 1,245 properties that were either leased or subleased principally to franchisees as of January 3, 2021. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

Item 3. Legal Proceedings.

The Company is involved in litigation and claims incidental to our business. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. The Company believes it has adequate accruals for continuing operations for all of its legal and environmental matters. We cannot estimate the aggregate possible range of loss for our existing litigation and claims for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows of a particular reporting period.

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

During the first three quarters of the 2019 fiscal year, the Company paid quarterly cash dividends of $0.10 per share of common stock. During the fourth quarter of the 2019 fiscal year, the Company paid a quarterly cash dividend of $0.12 per share of common stock. During the first quarter of the 2020 fiscal year, the Company paid a quarterly cash dividend of $0.12 per share of common stock. During the second and third quarters of the 2020 fiscal year, the Company paid quarterly cash dividends of $0.05 per share of common stock. During the fourth quarter of 2020, the Company paid a quarterly cash dividend of $0.07 per share of common stock.

During the first quarter of 2021, the Company declared a dividend of $0.09 per share of common stock to be paid on March 15, 2021 to shareholders of record as of March 5, 2021. Although the Company currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly cash dividends will be declared or paid or as to the amount or timing of such dividends, if any. Future dividend payments, if any, will be made at the discretion of our Board of Directors and will be based on such factors as the Company’s earnings, financial condition and cash requirements and other factors.

As of February 23, 2021, there were approximately 22,241 holders of record of the Company’s common stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth fiscal quarter of 2020:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
September 28, 2020 through November 1, 2020	91,653	$23.58	86,285	$81,715,463
November 2, 2020 through November 29, 2020	249,262	$22.56	248,033	$76,122,127
November 30, 2020 through January 3, 2021	387,018	$22.28	377,359	$67,715,469
Total	727,933	$22.54	711,677	$67,715,469

(1)Includes 16,256 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In February 2020, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. As previously announced, in March 2020, the Company temporarily suspended all share repurchase activity in connection with the Company’s response to the COVID-19 pandemic. In July 2020, our Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022, when and if market and economic conditions warrant and to the extent legally permissible. The Company resumed share repurchases in August 2020.

Subsequent to January 3, 2021 through February 23, 2021, the Company repurchased 0.5 million shares with an aggregate purchase price of $9.6 million, excluding commissions.

Item 6. Selected Financial Data.

The following selected financial data has been derived from our consolidated financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Year Ended (1) (2)
	2020	2019	2018	2017	2016
	(In millions, except per share amounts)
Sales (3)	$722.8	$707.5	$651.6	$622.8	$920.8
Franchise royalty revenue and fees (3)	444.7	429.0	409.0	410.5	371.5
Franchise rental income (3) (4)	232.6	233.1	203.3	190.1	143.1
Advertising funds revenue	333.7	339.4	326.0	—	—
Revenues	1,733.8	1,709.0	1,589.9	1,223.4	1,435.4
Cost of sales (3)	614.9	597.5	548.6	517.9	752.1
Advertising funds expense	345.4	338.1	321.9	—	—
System optimization (gains) losses, net (5)	(3.1)	(1.3)	(0.5)	39.1	(71.9)
Reorganization and realignment costs (6)	16.0	17.0	9.1	22.6	10.1
Impairment of long-lived assets (7)	8.0	7.0	4.7	4.1	16.2
Operating profit	269.3	262.6	249.9	214.8	314.8
Loss on early extinguishment of debt (8)	—	(8.5)	(11.5)	—	—
Investment (loss) income, net (9)	(0.2)	25.6	450.7	2.7	0.7
(Provision for) benefit from income taxes (10)	(35.0)	(34.6)	(114.8)	93.0	(72.1)
Net income	$117.8	$136.9	$460.1	$194.0	$129.6
Net income per share:
Basic	$.53	$.60	$1.93	$.79	$.49
Diluted	.52	.58	1.88	.77	.49
Dividends per share	$.29	$.42	$.34	$.28	$.245
Weighted average diluted shares outstanding	228.0	235.1	245.0	252.3	266.7

Net cash provided by operating activities	$284.4	$288.9	$224.2	$238.8	$193.8
Capital expenditures	69.0	74.5	69.9	81.7	150.0

	January 3, 2021	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017
			(In millions)
Total assets (4)	$5,040.0	$4,994.5	$4,292.0	$4,096.9	$3,939.3
Long-term debt, including current portion	2,247.1	2,280.3	2,328.8	2,286.4	2,300.6
Finance lease liabilities, including current portion	518.2	491.9	455.6	468.0	211.7
Stockholders’ equity	549.6	516.4	648.4	573.2	527.7
_______________

(1)The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 3, 2021” or “2020,” (2) “the year ended December 29, 2019” or “2019,” (3) “the year ended December 30, 2018” or “2018,” (4) “the year ended December 31, 2017” or “2017” and (5) “the year ended January 1, 2017” or “2016.” 2020 consisted of 53 weeks, while each of 2019, 2018, 2017 and 2016 consisted of 52 weeks.

(2)The Company applied the revenue recognition guidance effective at the beginning of 2018 using the modified retrospective method, whereby the cumulative effect of initially adopting the guidance was recognized as an adjustment to the opening balance of equity at January 1, 2018. Therefore, periods prior to 2018 do not reflect adjustments for the guidance and are not comparable.

(3)The decline in sales and cost of sales and the related increase in franchise royalty revenue and fees and franchise rental income during 2016 through 2017 is primarily a result of the sale of Wendy’s Company-operated restaurants to franchisees under our system optimization initiative, which began in 2013. As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system.

(4)The Company adopted the new accounting guidance for leases during the first quarter of 2019 using the effective date as the date of initial application; therefore, periods prior to 2019 do not reflect adjustments for the guidance and are not comparable.

(5)System optimization (gains) losses, net includes all gains and losses recognized on dispositions of restaurants and other assets in connection with Wendy’s system optimization initiative. See Note 3 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(6)Reorganization and realignment costs include the impact of (1) Wendy’s operations and field realignment plan in 2020, (2) Wendy’s information technology (“IT”) realignment plan in 2019 through 2020, (3) Wendy’s May 2017 general and administrative (“G&A”) realignment plan in 2017 through 2020, (4) costs related to Wendy’s system optimization initiative in 2016 through 2020 and (5) Wendy’s November 2014 G&A realignment plan in 2016. See Note 5 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(7)Impairment of long-lived assets primarily includes impairment charges on (1) restaurant-level assets resulting from the deterioration in operating performance of certain Company-operated restaurants, (2) restaurant-level assets resulting from the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, including any subsequent lease modifications, and (3) restaurant-level assets resulting from the closing of Company-operated restaurants and classifying such surplus properties as held for sale. See Note 17 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(8)Loss on early extinguishment of debt primarily relates to refinancings, redemptions and repayments of long-term debt. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(9)Investment (loss) income, net includes (1) a cash settlement related to a previously held investment during 2019 and (2) the gain on sale of our remaining ownership interest in Inspire Brands, Inc. (“Inspire Brands”) (formerly Arby’s) during 2018. See Note 8 and Note 18 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

(10)The benefit from income taxes in 2017 includes the impact of the Tax Cuts and Jobs Act. See Note 14 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the consolidated financial statements and the related notes that appear elsewhere within this report. Certain statements we make under this Item 7 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part I” preceding “Item 1 - Business.” You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors” in Item 1A above, as well as our consolidated financial statements, related notes and other financial information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission (the “SEC”).

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the #2 quick-service restaurant company in the hamburger sandwich segment in the United States (the “U.S.”) based on traffic share*, and the third largest globally with 6,828 restaurants in the U.S and 30 foreign countries and U.S. territories as of January 3, 2021. (*Based on The NPD Group CREST® data for the twelve months ended December 2020.)

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

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 3, 2021” or “2020,” which consisted of 53 weeks, (2) “the year ended December 29, 2019” or “2019,” which consisted of 52 weeks, and (3) “the year ended December 30, 2018” or “2018,” which consisted of 52 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

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

Executive Overview

Our Business

As of January 3, 2021, the Wendy’s restaurant system was comprised of 6,828 restaurants, with 5,881 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 361 were operated by the Company and 5,520 were operated by a total of 228 franchisees. In addition, at January 3, 2021, there were 947 Wendy’s restaurants in operation in 30 foreign countries and U.S. territories, all of which were franchised.

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of January 3, 2021.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and consumer spending levels, general economic and market trends and weather. The COVID-19 pandemic has had and may continue to have the effect of heightening the impact of many of these factors. See “Sales Trends and COVID-19 Update” below and “Special Note Regarding Forward-Looking Statements and Projections” in “Part I” preceding “Item 1 - Business” for additional information.

Wendy’s long-term growth opportunities include investing in accelerated global growth through (1) building our breakfast daypart, (2) continued implementation of consumer-facing digital platforms and technologies and (3) expanding the Company’s footprint through targeted U.S. expansion and accelerated international expansion through same-restaurant sales growth and new restaurant development, including the Company’s plan to open Company-operated restaurants in the United Kingdom (“U.K.”) in the first half of 2021.

Key Business Measures

We track our results of operations and manage our business using the following key business measures, which include non-GAAP financial measures:

•Same-Restaurant Sales - We report same-restaurant sales commencing after new restaurants have been open for 15 continuous months and as soon as reimaged restaurants reopen. Restaurants temporarily closed for more than one fiscal week are excluded from same-restaurant sales. Same-restaurant sales exclude the impact of the 53rd week of 2020. For 2020, same-restaurant sales compares the 52 weeks from December 30, 2019 through December 27, 2020 to the 52 weeks from December 31, 2018 through December 29, 2019. For fiscal 2021, same restaurant sales will compare the 52 weeks from January 4, 2021 through January 2, 2022 to the 52 weeks from January 6, 2020 through January 3, 2021. This methodology is consistent with the metric used by our management for internal reporting and analysis. The table summarizing same-restaurant sales below in “Results of Operations” provides the same-restaurant sales percent changes.

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

•Average Unit Volumes - We calculate Company-operated restaurant average unit volumes by summing the average weekly sales of all Company-operated restaurants which reported sales during the week. Average unit volumes exclude the impact of the 53rd week of 2020. For 2020, average unit volumes are calculated using the 52 weeks from December 30, 2019 through December 27, 2020.
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

The Company believes its presentation of same-restaurant sales, restaurant margin, systemwide sales and average unit volumes provide a meaningful perspective of the underlying operating performance of the Company’s current business and enables investors to better understand and evaluate the Company’s historical and prospective operating performance. The Company believes that these metrics are important supplemental measures of operating performance because they highlight trends in the Company’s business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes investors, analysts and other interested parties use these metrics in evaluating issuers and that the presentation of these measures facilitates a comparative assessment of the Company’s operating performance. With respect to same-restaurant sales, systemwide sales and franchised restaurant average unit volumes, the Company also believes that the data is useful in assessing consumer demand for the Company’s products and the overall success of the Wendy’s brand.

The non-GAAP financial measures discussed above do not replace the presentation of the Company’s financial results in accordance with GAAP. Because all companies do not calculate non-GAAP financial measures in the same way, these measures as used by other companies may not be consistent with the way the Company calculates such measures.

Sales Trends and COVID-19 Update

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. We continue to monitor the dynamic nature of the COVID-19 pandemic on our business, results and financial condition; however, we cannot predict the ultimate duration, scope or severity of the COVID-19 pandemic or its ultimate impact on our results of operations, financial condition and prospects.

In response to the pandemic, in March 2020, Wendy’s updated its brand standard to include the closure of all dining rooms except where there were specific needs, or a drive-thru or pick-up window option was not available, subject to applicable federal, state and local requirements. Substantially all Wendy’s restaurants continued to offer drive-thru and delivery service to our customers.

During the second quarter of 2020, the Company began to implement its restaurant and dining room reopening process through a phased approach in accordance with federal, state and local requirements, with customer and team member safety as its top priority. Dining rooms have been re-opening at each restaurant owner’s discretion, subject to applicable regulatory restrictions. As of January 3, 2021, approximately 75% of dining rooms were open across the Wendy’s system offering carryout and, in some cases, dine in services.

The COVID-19 pandemic has resulted in the temporary closure of certain restaurants across the Wendy’s system. As of January 3, 2021, systemwide temporary restaurant closures totaled 17 and 45 in the U.S. and internationally, respectively, which represents less than 1% of all system restaurants.

The following table shows same-restaurant sales for the fiscal months of January through June and the third and fourth quarters of 2020:

	January through February	March	April	May	June	Third Quarter	Fourth Quarter (a)
Same-restaurant sales:
U.S. systemwide	3.7%	(7.7)%	(14.0)%	(1.9)%	5.1%	7.0%	5.5%
International	5.4%	(17.0)%	(28.3)%	(15.7)%	(10.7)%	(2.1)%	(2.3)%
Global systemwide	3.9%	(8.6)%	(15.3)%	(3.3)%	3.4%	6.1%	4.7%
________________

(a)Excludes the impact of the 53rd week in 2020.

As a result of the COVID-19 pandemic, global systemwide same-restaurant sales began to be materially adversely impacted in the fiscal month of March, with the fiscal month of April seeing the greatest impact. The decrease in same-restaurant sales was driven by a significant decline in customer count, partially offset by an increase in average check. Subsequently, global same-restaurant sales improved beginning in May, turned positive to 3.4% growth in June and increased 6.1% and 4.7% during the third and fourth quarters, respectively. Through the week ended February 21, 2021, U.S. and global systemwide same-restaurant sales increased approximately 6.0% and 5.0%, respectively. The improvement in same-restaurant sales since the lows seen in March and April has been primarily driven by a significant increase in customer counts since that time.

Breakfast Launch

Wendy’s long-term growth opportunities include investing in accelerated global growth, which includes building upon our breakfast daypart. Since the launch of breakfast across the U.S. system on March 2, 2020, same-restaurant sales have benefited from this new daypart, with breakfast contributing 6.2%, 6.4% and 6.3% to U.S. systemwide same-restaurant sales during the second, third and fourth quarters of 2020, respectively. The Company funded $14.6 million of incremental advertising to support the breakfast daypart during 2020.

Digital

Wendy’s long-term growth opportunities include accelerating same-restaurant sales through continued implementation of consumer-facing digital platforms and technologies. The Company has invested significant resources to focus on consumer-facing technology, including activating mobile ordering via Wendy’s mobile app, launching the Wendy’s Rewards loyalty program and establishing delivery agreements with third-party vendors for Wendy’s U.S. and Canadian restaurants. The Company’s digital business continues to grow and represented approximately 5% of U.S. systemwide sales during 2020, which is more than double the amount in 2019.

Operations and Field Realignment

In September 2020, the Company initiated a plan to reallocate resources to better support the long-term growth strategies for Company and franchise operations (the “Operations and Field Realignment Plan”). The Operations and Field Realignment Plan realigns the Company’s restaurant operations team, including transitioning from separate leaders of Company and franchise operations to a single leader of all U.S. restaurant operations. We also expect to incur contract termination charges, including the planned closure of certain field offices. The Company expects to incur total costs aggregating approximately $7.0 million to $9.0 million, of which approximately $6.5 million to $8.5 million will be cash expenditures, related to the Operations and Field Realignment Plan. Costs related to the Operations and Field Realignment Plan are recorded to “Reorganization and realignment costs.” During 2020, the Company recognized costs totaling $3.8 million, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $3.0 million to $5.0 million, comprised primarily of third-party and other costs. The Company expects to recognize the majority of the remaining costs and make the majority of the remaining cash expenditures associated with the Operations and Field Realignment Plan during 2021.

Information Technology (“IT”) Realignment

In December 2019, our Board of Directors approved a plan to realign and reinvest resources in the Company’s IT organization to strengthen its ability to accelerate growth (the “IT Realignment Plan”). The Company has partnered with a third-party global IT consultant on this new structure to leverage their global capabilities, which will enable a more seamless integration between its digital and corporate IT assets. The IT Realignment Plan has reduced certain employee compensation and other related costs that the Company has reinvested back into IT to drive additional capabilities and capacity across all of its technology platforms. Additionally, in June 2020, the Company made changes to its leadership structure that included the elimination of the Chief Digital Experience Officer position and the creation of a Chief Information Officer position, for which the Company completed the hiring process in October 2020. Costs related to the IT Realignment Plan are recorded to “Reorganization and realignment costs.” During 2020 and 2019, the Company recognized costs totaling $7.3 million and $9.1 million, respectively, which primarily included third-party and other costs and recruitment and relocation costs in 2020 and severance and related employee costs and third-party and other costs in 2019. The Company does not expect to incur any material additional costs under the IT Realignment Plan.

NPC Quality Burgers, Inc. (“NPC”)

As previously announced, NPC, the Company’s largest franchisee, filed for chapter 11 bankruptcy in July 2020 and commenced a process to sell all or substantially all of its assets, including its interest in approximately 393 Wendy’s restaurants across eight different markets, pursuant to a court-approved auction process. On November 18, 2020, the Company submitted a consortium bid together with a group of pre-qualified franchisees to acquire NPC’s Wendy’s restaurants. Under the terms of the consortium bid, several existing and new franchisees would have been the ultimate purchasers of seven of the NPC markets, while the Company would have acquired one market.

On January 7, 2021, following a court-approved mediation process, NPC and certain affiliates of Flynn Restaurant Group (“FRG”) and the Company entered into separate asset purchase agreements under which all of NPC’s Wendy’s restaurants will be sold to Wendy’s approved franchisees. Under the proposed transaction, FRG will acquire approximately half of NPC’s Wendy’s restaurants in four markets, while several existing Wendy’s franchisees that were part of the Company’s consortium bid will acquire the other half of NPC’s Wendy’s restaurants in the other four markets. The Company does not expect to acquire and operate any restaurants as part of this transaction. The Company expects that the sale of the restaurants will be completed in the late first quarter or early second quarter of 2021, subject to the satisfaction of various closing conditions specified in the asset purchase agreements.

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. For discussion related to 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K, filed with the United States Securities and Exchange Commission on February 26, 2020.

Results of Operations

The tables included throughout this Results of Operations section set forth in millions (except as otherwise indicated) the Company’s consolidated results of operations for the years ended January 3, 2021, December 29, 2019 and December 30, 2018. Except as noted below, the Company’s consolidated results of operations described below includes the benefit of the 53rd week in 2020.

	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$722.8	$15.3	$707.5	$55.9	$651.6
Franchise royalty revenue and fees	444.7	15.7	429.0	20.0	409.0
Franchise rental income	232.6	(0.5)	233.1	29.8	203.3
Advertising funds revenue	333.7	(5.7)	339.4	13.4	326.0
	1,733.8	24.8	1,709.0	119.1	1,589.9
Costs and expenses:
Cost of sales	614.9	17.4	597.5	48.9	548.6
Franchise support and other costs	26.5	(17.2)	43.7	18.5	25.2
Franchise rental expense	125.6	1.7	123.9	32.8	91.1
Advertising funds expense	345.4	7.3	338.1	16.2	321.9
General and administrative	206.9	6.7	200.2	(17.3)	217.5
Depreciation and amortization	132.8	1.1	131.7	2.8	128.9
System optimization gains, net	(3.1)	(1.8)	(1.3)	(0.8)	(0.5)
Reorganization and realignment costs	16.0	(1.0)	17.0	7.9	9.1
Impairment of long-lived assets	8.0	1.0	7.0	2.3	4.7
Other operating income, net	(8.5)	2.9	(11.4)	(4.9)	(6.5)
	1,464.5	18.1	1,446.4	106.4	1,340.0
Operating profit	269.3	6.7	262.6	12.7	249.9
Interest expense, net	(117.7)	(1.7)	(116.0)	3.6	(119.6)
Loss on early extinguishment of debt	—	8.5	(8.5)	3.0	(11.5)
Investment (loss) income, net	(0.2)	(25.8)	25.6	(425.1)	450.7
Other income, net	1.4	(6.4)	7.8	2.4	5.4
Income before income taxes	152.8	(18.7)	171.5	(403.4)	574.9
Provision for income taxes	(35.0)	(0.4)	(34.6)	80.2	(114.8)
Net income	$117.8	$(19.1)	$136.9	$(323.2)	$460.1

	2020	% of Total Revenues	2019	% of Total Revenues	2018	% of Total Revenues
Revenues:
Sales	$722.8	41.7%	$707.5	41.4%	$651.6	41.0%
Franchise royalty revenue and fees:
Franchise royalty revenue	416.5	24.0%	400.7	23.4%	377.9	23.7%
Franchise fees	28.2	1.7%	28.3	1.7%	31.1	2.0%
Total franchise royalty revenue and fees	444.7	25.7%	429.0	25.1%	409.0	25.7%
Franchise rental income	232.6	13.4%	233.1	13.6%	203.3	12.8%
Advertising funds revenue	333.7	19.2%	339.4	19.9%	326.0	20.5%
Total revenues	$1,733.8	100.0%	$1,709.0	100.0%	$1,589.9	100.0%

	2020	% of Sales	2019	% of Sales	2018	% of Sales
Cost of sales:
Food and paper	$221.8	30.7%	$222.8	31.5%	$207.0	31.8%
Restaurant labor	233.6	32.3%	214.7	30.3%	194.4	29.8%
Occupancy, advertising and other operating costs	159.5	22.1%	160.0	22.7%	147.2	22.6%
Total cost of sales	$614.9	85.1%	$597.5	84.5%	$548.6	84.2%

	2020	% of Sales	2019	% of Sales	2018	% of Sales
Restaurant margin	$107.9	14.9%	$110.0	15.5%	$103.0	15.8%

The tables below present certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	2020	2019	2018
Key business measures:
U.S. same-restaurant sales (a):
Company-operated restaurants	(0.7)%	3.1%	1.3%
Franchised restaurants	2.3%	2.9%	0.5%
Systemwide	2.0%	2.9%	0.6%

International same-restaurant sales (a) (b)	(6.0)%	3.2%	4.7%

Global same-restaurant sales (a):
Company-operated restaurants	(0.7)%	3.1%	1.3%
Franchised restaurants (b)	1.4%	2.9%	1.0%
Systemwide (b)	1.2%	2.9%	1.0%
________________

(a)Excludes the impact of the 53rd week in 2020.

(b)Includes international franchised restaurants same-restaurant sales (excluding Venezuela, and excluding Argentina beginning in the third quarter of 2018, due to the impact of the highly inflationary economies of those countries).

	2020	2019	2018
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$722.8	$707.5	$651.6
U.S. franchised	9,508.5	9,055.2	8,719.1
U.S. systemwide	10,231.3	9,762.7	9,370.7
International franchised (b)	1,107.2	1,181.6	1,141.9
Global systemwide	$11,338.5	$10,944.3	$10,512.6

Restaurant average unit volumes (in thousands): (c)
Company-operated	$1,978.5	$1,989.6	$1,918.0
U.S. franchised	1,708.9	1,664.1	1,612.8
U.S. systemwide	1,725.5	1,684.0	1,630.8
International franchised (b)	1,199.5	1,357.5	1,359.2
Global systemwide	$1,654.7	$1,641.4	$1,596.1
________________

(a)During 2020 and 2019, global systemwide sales increased 3.7% and 4.4%, respectively, U.S. systemwide sales increased 4.8% and 4.2%, respectively, and international franchised sales decreased 5.5% and increased 6.7%, respectively, on a constant currency basis. 2020 systemwide sales growth percentages include a positive impact of approximately 2.0% for the 53rd week in 2020.

(b)Excludes Venezuela, and excludes Argentina beginning in the third quarter of 2018, due to the impact of the highly inflationary economies of those countries.

(c)Excludes the impact of the 53rd week in 2020.

	Company-operated	U.S. Franchised	International Franchised	Systemwide
Restaurant count:
Restaurant count at December 30, 2018	353	5,457	901	6,711
Opened	2	105	75	182
Closed	(3)	(62)	(40)	(105)
Net purchased from (sold by) franchisees	5	(5)	—	—
Restaurant count at December 29, 2019	357	5,495	936	6,788
Opened	7	91	49	147
Closed	(2)	(67)	(38)	(107)
Net (sold to) purchased by franchisees	(1)	1	—	—
Restaurant count at January 3, 2021	361	5,520	947	6,828

Sales	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Sales	$722.8	$15.3	$707.5	$55.9	$651.6

The increase in sales during 2020 was primarily due to (1) sales during the 53rd week of 2020 of approximately $13.7 million and (2) a net increase in the number of Company-operated restaurants in operation during 2020 compared to 2019. These increases were partially offset by a 0.7% decrease in Company-operated same-restaurant sales. Company-operated same-restaurant sales declined due to a decrease in customer count as a result of the COVID-19 pandemic, partially offset by (1) the positive impact from the launch of breakfast and (2) higher average check.

Franchise Royalty Revenue and Fees	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Franchise royalty revenue	$416.5	$15.8	$400.7	$22.8	$377.9
Franchise fees	28.2	(0.1)	28.3	(2.8)	31.1
	$444.7	$15.7	$429.0	$20.0	$409.0

The increase in franchise royalty revenue during 2020 was primarily due to (1) royalties earned during the 53rd week of 2020 of approximately $7.8 million, (2) a 1.4% increase in global franchise same-restaurant sales and (3) a net increase in the number of franchise restaurants in operation during 2020 compared to 2019. The increase in franchise same-restaurant sales reflects (1) the positive impact from the launch of breakfast in the U.S. and (2) higher average check, partially offset by a decrease in customer count as a result of the COVID-19 pandemic.

Franchise Rental Income	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Franchise rental income	$232.6	$(0.5)	$233.1	$29.8	$203.3

The decrease in franchise rental income during 2020 was primarily due to assigning certain leases to franchisees during 2019.

Advertising Funds Revenue	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Advertising funds revenue	$333.7	$(5.7)	$339.4	$13.4	$326.0

The Company maintains two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants in the U.S. and Canada. Franchisees make contributions to the national advertising funds based on a percentage of sales of the franchised restaurants. The decrease in advertising funds revenue during 2020 was primarily due to the impact of the COVID-19 pandemic. The positive impact from the launch of breakfast did not impact advertising funds revenue due to the Company’s decision in March 2020 to abate national advertising fund contributions on breakfast sales for the remainder of 2020 in response to the COVID-19 pandemic. The decrease in advertising funds revenue was partially offset by revenues earned during the 53rd week of 2020 of approximately $6.4 million.

Cost of Sales, as a Percent of Sales	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Food and paper	30.7%	(0.8)%	31.5%	(0.3)%	31.8%
Restaurant labor	32.3%	2.0%	30.3%	0.5%	29.8%
Occupancy, advertising and other operating costs	22.1%	(0.6)%	22.7%	0.1%	22.6%
	85.1%	0.6%	84.5%	0.3%	84.2%

The increase in cost of sales, as a percent of sales, during 2020 was primarily due to (1) a decrease in customer count, reflecting the impact of the COVID-19 pandemic, (2) restaurant labor cost increases, which included incremental recognition pay during April and May, and (3) an increase in commodity costs. These impacts were partially offset by (1) higher average check and (2) lower insurance costs.

Franchise Support and Other Costs	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Franchise support and other costs	$26.5	$(17.2)	$43.7	$18.5	$25.2

The decrease in franchise support and other costs during 2020 was primarily due to (1) the prior year investments of $16.4 million to support U.S. franchisees in preparation of the launch of breakfast and (2) the prior year purchase of digital scanning equipment for franchisees of $5.3 million. These decreases were partially offset by further investments made in 2020 to support U.S. franchisees in preparation of the launch of breakfast.

Franchise Rental Expense	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Franchise rental expense	$125.6	$1.7	$123.9	$32.8	$91.1

The increase in franchise rental expense during 2020 was primarily due to the impact of assigning certain leases to franchisees in 2019.

Advertising Funds Expense	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Advertising funds expense	$345.4	$7.3	$338.1	$16.2	$321.9

The increase in advertising funds expense during 2020 was primarily due to the Company’s funding of $14.6 million of incremental advertising to support the breakfast daypart. This increase was partially offset by the impact of the COVID-19 pandemic.

General and Administrative	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Professional fees	$32.3	$12.8	$19.5	$(0.1)	$19.6
Legal reserves	0.2	2.7	(2.5)	(30.1)	27.6
Travel-related expenses	5.8	(6.6)	12.4	(0.4)	12.8
Incentive compensation	23.0	(3.0)	26.0	10.4	15.6
Other, net	145.6	0.8	144.8	2.9	141.9
	$206.9	$6.7	$200.2	$(17.3)	$217.5

The increase in general and administrative expenses during 2020 was primarily due to (1) an increase in professional fees, reflecting higher IT-related costs, and (2) the prior year reduction in legal reserves as a result of an increase in anticipated insurance proceeds available for use related to the settlement of the financial institutions class action. These increases were partially offset by (1) a decrease in travel-related expenses as a result of reduced travel during the COVID-19 pandemic and (2) a decrease in incentive compensation accruals due to lower operating performance in 2020 compared to 2019.

Depreciation and Amortization	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Restaurants	$84.9	$(0.9)	$85.8	$2.9	$82.9
Corporate and other	47.9	2.0	45.9	(0.1)	46.0
	$132.8	$1.1	$131.7	$2.8	$128.9

The increase in depreciation and amortization during 2020 was primarily due to (1) changes in useful lives for certain asset categories, (2) the impact of the 53rd week in 2020, (3) the assignment of certain leases to a franchisee in 2019, resulting in the write-off of the related net investment in the leases, and (4) an increase in depreciation on assets newly added as part of our Image Activation program. These increases were partially offset by (1) assets becoming fully depreciated and (2) a decrease in depreciation on assets classified as held for sale resulting from the expected sale of 43 restaurants in New York to franchisees in the second quarter of 2021.

System Optimization Gains, Net	2020		2019		2018
	Amount	Change	Amount	Change	Amount
System optimization gains, net	$(3.1)	$(1.8)	$(1.3)	$(0.8)	$(0.5)

System optimization gains, net during 2020 were primarily comprised of gains on the sale of surplus and other properties. System optimization gains, net during 2019 were primarily comprised of post-closing adjustments on previous sales of restaurants.

Reorganization and Realignment Costs	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Operations and field realignment	$3.8	$3.8	$—	$—	$—
IT realignment	7.3	(1.8)	9.1	9.1	—
G&A realignment	0.6	(7.2)	7.8	(1.0)	8.8
System optimization initiative	4.3	4.2	0.1	(0.2)	0.3
	$16.0	$(1.0)	$17.0	$7.9	$9.1

In September 2020, the Company initiated the Operations and Field Realignment Plan to reallocate resources to better support the long-term growth strategies for Company and franchise operations. During 2020, the Company recognized costs associated with the Operations and Field Realignment Plan totaling $3.8 million, which included severance and related employee costs of $3.1 million and share-based compensation of $0.6 million.

In December 2019, the Company’s Board of Directors approved the IT Realignment Plan to realign and reinvest resources in its IT organization to strengthen its ability to accelerate growth. Additionally, in June 2020, the Company made changes to its leadership structure that included the creation of a Chief Information Officer position and the elimination of the Chief Digital Experience Officer position. During 2020, the Company recognized costs associated with the IT Realignment Plan totaling $7.3 million, which included third-party and other costs of $5.2 million, recruitment and relocation costs of $1.3 million and severance and related employee costs of $0.8 million. During 2019, the Company recognized costs associated with the IT Realignment Plan totaling $9.1 million, which primarily included severance and related employee costs of $7.5 million and third-party and other costs of $1.4 million.

In May 2017, the Company initiated a plan to further reduce its G&A expenses (the “G&A Realignment Plan”). In addition, in May 2019, the Company announced changes to its management and operating structure. G&A realignment costs for 2020 were primarily comprised of share-based compensation. G&A realignment costs for 2019 were primarily comprised of severance and related employee costs and share-based compensation. The Company does not expect to incur any material additional costs under the G&A Realignment Plan.

As part of the Company’s system optimization initiative, the Company expects to continue to optimize the Wendy’s system through strategic restaurant acquisitions and dispositions, as well as by facilitating franchisee-to-franchisee restaurant transfers. During 2020, the Company recognized costs associated with its system optimization initiative totaling $4.3 million, which primarily included professional fees related to the NPC bankruptcy sale process.

Impairment of Long-Lived Assets	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Impairment of long-lived assets	$8.0	$1.0	$7.0	$2.3	$4.7

The increase in impairment charges during 2020 was primarily driven by the deterioration in operating performance of certain Company-operated restaurants as a result of the COVID-19 pandemic.

Other Operating Income, Net	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Equity in earnings in joint ventures, net	$(6.1)	$2.6	$(8.7)	$(0.6)	$(8.1)
Gains on sales-type leases	(2.0)	0.3	(2.3)	(2.3)	—
Other, net	(0.4)	—	(0.4)	(2.0)	1.6
	$(8.5)	$2.9	$(11.4)	$(4.9)	$(6.5)

The change in other operating income, net during 2020 was primarily due to a decrease in the equity in earnings from our TimWen joint venture.

Interest Expense, Net	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Interest expense, net	$117.7	$1.7	$116.0	$(3.6)	$119.6

Interest expense, net increased during 2020 primarily due to the impact of the 53rd week in 2020 of approximately $1.9 million.

Loss on Early Extinguishment of Debt	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Loss on early extinguishment of debt	$—	$(8.5)	$8.5	$(3.0)	$11.5

The change in loss on early extinguishment of debt was due to the Company refinancing a portion of its securitized financing facility in the prior year, in which the Company incurred a loss on the early extinguishment of debt of $7.2 million resulting from the write-off of certain deferred financing costs. In addition, the Company recognized a loss on early extinguishment of debt of $1.3 million during the fourth quarter of 2019 due to the repurchase of a portion of the Company’s 7% debentures.

Investment (Loss) Income, Net	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Investment (loss) income, net	$(0.2)	$(25.8)	$25.6	$(425.1)	$450.7

The change in investment (loss) income, net during 2020 was due to a prior year $25.0 million cash settlement related to a previously held investment received in October 2019, of which $24.4 million was recorded to investment (loss) income, net. See Note 8 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

Other Income, Net	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Other income, net	$1.4	$(6.4)	$7.8	$2.4	$5.4

Other income, net decreased during 2020 primarily due to lower interest income earned on the Company’s cash equivalents.

Provision for Income Taxes	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Income before income taxes	$152.8	$(18.7)	$171.5	$(403.4)	$574.9
Provision for income taxes	(35.0)	(0.4)	(34.6)	80.2	(114.8)
Effective tax rate on income	22.9%	2.8%	20.1%	0.1%	20.0%

The increase in the provision for income taxes from 2019 to 2020 was primarily due to a $6.1 million nonrecurring benefit for the reduction in uncertain tax benefits recorded in 2019, partially offset by lower income before income taxes during 2020. The increase in the effective tax rate in 2020 resulted from the $6.1 million nonrecurring benefit for the reduction in uncertain tax benefits in 2019, partially offset by changes to our deferred state taxes and valuation allowances on state net operating losses resulting from our system optimization initiative.

Segment Information

See Note 26 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Sales	$722.8	$15.3	$707.5	$55.9	$651.6
Franchise royalty revenue	373.2	17.5	355.7	20.2	335.5
Franchise fees	22.1	0.2	21.9	2.9	19.0
Advertising fund revenue	313.3	(5.9)	319.2	12.8	306.4
Total revenues	$1,431.4	$27.1	$1,404.3	$91.8	$1,312.5
Segment profit	$393.3	$24.1	$369.2	$13.7	$355.5

The increase in Wendy’s U.S. revenues during 2020 was primarily due to (1) sales and royalty revenue during the 53rd week of 2020 of approximately $13.7 million and $7.0 million, respectively, (2) a net increase in the number of Company-operated and franchise restaurants in operation during 2020 compared to 2019 and (3) an increase in same-restaurant sales. The increase in same-restaurant sales reflects the positive impact from the launch of breakfast across the U.S. system and higher average check, partially offset by a decrease in customer count as a result of the COVID-19 pandemic.

The increase in Wendy’s U.S. segment profit during 2020 was primarily due to (1) higher royalty revenue, (2) a decrease in franchise support and other costs, reflecting the Company’s investments in 2019 to support U.S. franchisees in preparation of the launch of breakfast across the U.S. system and the purchase of digital scanning equipment for franchisees, and (3) lower general and administrative expenses. These changes were partially offset by the Company’s funding of $14.6 million of incremental advertising during 2020.

Wendy’s International

	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Franchise royalty revenue	$43.3	$(1.7)	$45.0	$2.6	$42.4
Franchise fees	2.0	(1.0)	3.0	(2.6)	5.6
Advertising fund revenue	20.3	0.1	20.2	0.6	19.6
Total revenues	$65.6	$(2.6)	$68.2	$0.6	$67.6
Segment profit	$20.1	$(0.1)	$20.2	$(5.4)	$25.6

The decrease in Wendy’s International revenues during 2020 was primarily due to a decrease in same-restaurant sales and the temporary closure of restaurants resulting from the impact of the COVID-19 pandemic. The decrease in same-restaurant sales was driven by a decrease in customer count, partially offset by higher average check. This decrease was partially offset by royalties during the 53rd week of 2020 of approximately $0.8 million.

The decrease in Wendy’s International segment profit during 2020 was primarily due to lower royalty revenue, partially offset by a decrease in travel-related expenses as a result of reduced travel during the COVID-19 pandemic.

Global Real Estate & Development

	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Franchise fees	$4.2	$0.8	$3.4	$(3.1)	$6.5
Franchise rental income	232.6	(0.5)	233.1	29.8	203.3
Total revenues	$236.8	$0.3	$236.5	$26.7	$209.8
Segment profit	$100.7	$(6.4)	$107.1	$(3.5)	$110.6

The increase in Global Real Estate & Development revenues during 2020 was primarily due to higher other miscellaneous franchise fees, partially offset by lower franchise rental income. See “Franchise Rental Income” above for further information.

The decrease in Global Real Estate & Development segment profit during 2020 was primarily due to (1) a decrease in equity in earnings from the TimWen joint venture and (2) a decrease in net rental income, reflecting the impact of assigning certain leases to franchisees during 2019.

Consolidated Outlook for 2021

Sales

We expect sales at our Company-operated restaurants to be favorably impacted primarily by (1) an increase in customer counts as a result of the expected recovery from the COVID-19 pandemic, (2) a full year of operating in the breakfast daypart across the U.S. system, (3) a net increase in the number of Company-operated restaurants, including the Company’s plan to open Company-operated restaurants in the U.K in the first half of 2021, (4) our “Fast Food Done Right” strategy, which includes continuing core menu improvements, product innovation and strategic price increases on our menu items, (5) focused execution of operational excellence and (6) continued implementation of consumer-facing digital platforms and technologies. Sales at our Company-operated restaurants are expected to be negatively impacted by (1) the anticipated sale of certain Company-operated restaurants in New York to franchisees in the second quarter of 2021 and (2) lapping the impact of the 53rd week of 2020.

Franchise Royalty Revenue and Fees

We expect sales at franchised restaurants to generally benefit from the factors described above under “Sales.” In addition, we expect franchise royalty revenue and fees to be favorably impacted by (1) an increase in the number of franchise restaurants in operation due to new restaurant development, (2) an increase in IT-related franchise fees and (3) the anticipated sale of certain Company-operated restaurants in New York to franchisees in the second quarter of 2021.

Cost of Sales

We expect cost of sales, as a percent of sales to be favorably impacted by the same factors described above under “Sales,” and to also benefit from productivity initiatives. We expect these favorable impacts to be partially offset by higher restaurant labor-related costs, primarily due to increases in wages and investments in the U.K. as we plan to launch that market in the first half of 2021.

Franchise Support and Other Costs

We expect franchise support and other costs to increase primarily due to costs incurred to provide IT services to our franchisees, partially offset by the investments made in 2020 to support U.S. franchisees in preparation of the launch of breakfast.

Advertising Funds Revenue and Expense

We expect advertising funds expense to exceed advertising funds revenue as the Company plans to fund an incremental $15.0 million in advertising to continue to drive growth in our breakfast daypart.

General and Administrative

We expect general and administrative expense to be higher primarily due to increases in IT-related costs and travel-related expenses.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Our principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to stockholders.

During 2020, the Company made a payment of $24.7 million related to the settlement of the financial institutions class action. See Note 11 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information.

COVID-19 Actions

In response to the COVID-19 pandemic, the Company has taken the following actions impacting its liquidity and capital resources during 2020:

Long-Term Debt. The Company increased its cash position in March 2020 by drawdowns of its Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019-1 Class A-1 Notes”), its U.S. advertising fund revolving line of credit and its Canadian revolving credit facility. The Company fully repaid the drawdowns of the 2019-1 Class A-1 Notes and the U.S. advertising fund revolving line of credit in July 2020 and September 2020, respectively. The Company made partial repayments of the drawdown of the Canadian revolving credit facility in October 2020 and December 2020. In addition, the Company enhanced its debt capacity in June 2020 by issuing $100.0 million of Series 2020-1 Variable Funding Senior Secured Notes, Class A-1 (the “2020-1 Class A-1 Notes”). See “Long-Term Debt, Including Current Portion” below for additional information.

Dividends. The Company reduced its quarterly cash dividend from $.12 per share in the first quarter of 2020 to $.05 per share in the second and third quarters of 2020 and $.07 per share in the fourth quarter of 2020. See “Dividends” below for additional information.

Stock Repurchases. The Company temporarily suspended all share repurchase activity beginning in March 2020 under the February 2020 share repurchase authorization. The Company resumed share repurchases in August 2020 as discussed below in “Stock Repurchases.”

G&A and Capital Expenditures. In the first quarter of 2020, the Company evaluated its planned 2020 general and administrative expenses and capital expenditures and identified savings of approximately $10.0 million and $20.0 million, respectively, for a total of $30.0 million in savings. The Company ultimately realized approximately $5.0 million of the previously identified general and administrative expense savings, primarily as a result of a higher incentive compensation accrual, and approximately $5.0 million of the previously identified capital expenditures savings, primarily due to a decision to increase capital expenditures for new and existing Company-operated restaurants in light of our improved liquidity position.

Advertising Expenditures. The Company revised its planned 2020 advertising expenses in March 2020 to eliminate Company funding of incremental advertising. In June 2020, the Company reevaluated its marketing plans and funded $14.6 million of incremental advertising during 2020 to drive additional growth.

Franchise and System Support. To support the franchise system, the Company (1) extended payment terms for royalties and national advertising funds contributions by 45 days beginning in April for a three month period, (2) abated national advertising fund contributions on breakfast sales for the remainder of 2020, (3) offered to defer base rent payments on properties owned by Wendy’s and leased to franchisees by 50% beginning in May for a three month period, which are being repaid over a 12 month period beginning in August 2020, and (4) extended Image Activation and new restaurant development requirements by one year. As of January 3, 2021, substantially all franchisees are current on royalties and national advertising funds contributions due to the Company.

To support the health and well-being of our Company-operated restaurant employees, the Company (1) implemented a new emergency paid sick leave policy with up to 14 days paid leave in the event an employee is unable to work as a result of the COVID-19 pandemic and (2) increased hourly pay by 10% for the months of April and May for hourly crew members, shift managers and assistant general managers, and protected part of the monthly bonus through September for general managers and district managers.

CARES Act. The Company deferred payment of the Company’s share of Social Security payroll taxes as permitted under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which allows for the deferral of these payments through the end of 2020 and requires repayment of the deferred amounts in 2021 and 2022. The Company ceased the deferral of payments in August 2020 and fully repaid the deferred amounts during the fourth quarter of 2020.

In addition, the Company expects to benefit from the technical amendments under the CARES Act by treating qualified improvement property (“QIP”) as 15-year property and allowing such property to be eligible for the 100 percent bonus depreciation for QIP placed in service after December 31, 2017.

Anticipated Cash Requirements

Our anticipated cash requirements for 2021 exclusive of operating cash flow requirements consist principally of:

•capital expenditures of approximately $80.0 million to $90.0 million as discussed below in “Capital Expenditures;”

•quarterly cash dividends aggregating approximately $80.6 million as discussed below in “Dividends;” and

•stock repurchases of up to $67.7 million under our February 2020 authorization as discussed below in “Stock Repurchases.”

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

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	2020		2019		2018
	Amount	Change	Amount	Change	Amount
Net cash provided by (used in):
Operating activities	$284.4	$(4.5)	$288.9	$64.7	$224.2
Investing activities	(68.3)	(13.4)	(54.9)	(417.8)	362.9
Financing activities	(157.9)	207.4	(365.3)	(59.6)	(305.7)
Effect of exchange rate changes on cash	1.3	(2.2)	3.5	11.2	(7.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	$59.5	$187.3	$(127.8)	$(401.5)	$273.7

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $284.4 million and $288.9 million in 2020 and 2019, respectively. The change was primarily due to (1) a cash payment of $24.7 million related to the settlement of the financial institutions class action in January 2020, (2) an increase in payments related to the Company’s reorganization and realignment plans, (3) an increase in payments for incentive compensation for the 2019 fiscal year paid in 2020 and (4) the timing of rental payments. These changes were partially offset by the timing of payments for marketing expenses of the national advertising funds.

Investing Activities

Cash used in investing activities was $68.3 million and $54.9 million in 2020 and 2019, respectively. The change was primarily due to a cash settlement received during 2019 related to a previously held investment of $24.4 million, which was partially offset by (1) a decrease in capital expenditures of $5.5 million, (2) a decrease in new notes receivable to franchisees of $2.7 million (3) and increase in proceeds from dispositions of $2.6 million.

Financing Activities

Cash used in financing activities was $157.9 million and $365.3 million in 2020 and 2019, respectively. The change was primarily due to (1) a decrease in repurchases of common stock of $155.6 million, (2) a decrease in dividends of $31.5 million and (3) a net decrease in cash used in long-term debt activities of $23.5 million, reflecting the impact of the completion of a debt refinancing transaction during 2019.

Capitalization

	Year End
	2020	2019
Long-term debt, including current portion	$2,247.1	$2,280.3
Stockholders’ equity	549.6	516.4
	$2,796.7	$2,796.7

The Company’s total capitalization at January 3, 2021 was flat compared to December 29, 2019 and was impacted principally by the following:

•dividends paid of $64.9 million;

•stock repurchases, including the impact of the 2019 ASR Agreement, of $61.1 million; and

•a net decrease in long-term debt, including current portion, of $33.2 million; offset by

•comprehensive income of $122.0 million; and

•treasury share issuances of $26.8 million for exercises and vesting of share-based compensation awards.

Long-Term Debt, Including Current Portion

Year End
2020
Series 2019-1 Class A-2-I Notes	$386.0
Series 2019-1 Class A-2-II Notes	434.3
Series 2018-1 Class A-2-I Notes	436.5
Series 2018-1 Class A-2-II Notes	460.8
Series 2015-1 Class A-2-III Notes	473.7
Canadian revolving credit facility	2.0
7% debentures	84.0
Unamortized debt issuance costs	(30.2)
Total long-term debt, including current portion	$2,247.1

Except as described below, there were no material changes to the terms of any debt obligations since December 29, 2019. The Company was in compliance with its debt covenants as of January 3, 2021. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information related to our long-term debt obligations.

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. Under this facility, in June 2019, the Master Issuer issued outstanding 2019-1 Class A-1 Notes, which allow for the borrowing of up to $150.0 million from time to time on a revolving basis using various credit instruments, including a letter of credit facility. In March 2020, the Company drew down $120.0 million under the 2019-1 Class A-1 Notes, which the Company fully repaid in July 2020. As a result, as of January 3, 2021, the Company had no outstanding borrowings under the 2019-1 Class A-1 Notes. In June 2020, the Master Issuer also issued outstanding 2020-1 Class A-1 Notes, which allow for the borrowing of up to $100.0 million from time to time on a revolving basis using various credit instruments. The Company had no outstanding borrowings under the 2020-1 Class A-1 Notes as of January 3, 2021.

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6.0 million. In March 2020, the Company drew down C$5.5 million under the revolving credit facility, of which the Company repaid C$1.0 million in October 2020 and C$2.0 million in December 2020. As a result, as of January 3, 2021, the Company had outstanding borrowings of C$2.5 million under the revolving credit facility. Subsequent to January 3, 2021, the Company repaid the C$2.5 million outstanding balance under the Canadian revolving credit facility.

Wendy’s U.S. advertising fund has a revolving line of credit of $25.0 million, which was established to support the advertising fund operations. Borrowings under the line of credit are guaranteed by Wendy’s. In February 2020, the Company drew down $4.4 million under the revolving line of credit, which the Company fully repaid in February 2020. In March 2020, the Company drew down $25.0 million under the revolving line of credit, which the Company fully repaid in September 2020. As a result, as of January 3, 2021, the Company had no outstanding borrowings under the revolving line of credit.

The increased borrowings and other actions described above were taken as precautionary measures to provide enhanced financial flexibility considering the uncertain market conditions arising from the COVID-19 pandemic.

We may from time to time seek to repurchase additional portions of our outstanding long-term debt, including our 7% debentures and/or our senior secured notes, through open market purchases, privately negotiated transactions or otherwise.  Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.  Whether or not we elect to repurchase any debt and the size and timing of any such repurchases will be determined at our discretion.
Contractual Obligations

The following table summarizes the expected payments under our outstanding contractual obligations at January 3, 2021:

	Fiscal Years
	2021	2022-2023	2024-2025	After 2025	Total
Long-term debt obligations (a)	$124.7	$234.3	$1,162.1	$1,320.0	$2,841.1
Finance lease obligations (b)	52.3	109.5	112.6	687.3	961.7
Operating lease obligations (c)	89.9	179.1	178.5	867.2	1,314.7
Purchase obligations (d)	73.9	83.2	55.4	28.7	241.2
Other	6.5	0.2	—	—	6.7
Total (e)	$347.3	$606.3	$1,508.6	$2,903.2	$5,365.4
_______________

(a)Includes interest of approximately $557.9 million. These amounts exclude the fair value adjustment related to Wendy’s 7% debentures assumed in the Wendy’s Merger.

(b)Includes interest of approximately $443.5 million.

(c)Includes interest of approximately $404.1 million.

(d)Includes purchase obligations related to (1) the Company’s arrangement with a third-party global IT consultant and (2) the remaining beverage purchase requirement under a beverage agreement. Also includes other purchase obligations related primarily to marketing and information technology.

(e)Excludes obligation for unrecognized tax benefits, including interest and penalties, of $21.9 million. We are unable to predict when or if cash payments will be required.

Capital Expenditures

In 2020, cash capital expenditures amounted to $69.0 million. In 2021, we expect that cash capital expenditures will amount to approximately $80.0 million to $90.0 million, principally relating to (1) the opening of new Company-operated restaurants and the reimaging of existing Company-operated restaurants, (2) technology investments, including consumer-facing digital technology, (3) maintenance capital expenditures for our Company-operated restaurants and (4) various other capital projects. As of January 3, 2021, the Company had $3.7 million of outstanding commitments, included in “Accounts payable,” for capital expenditures expected to be paid in 2021.

Dividends

On March 16, 2020, June 15, 2020, September 15, 2020 and December 15, 2020, the Company paid quarterly cash dividends per share of $.12, $.05, $.05 and $.07, respectively, aggregating $64.9 million. On February 23, 2021, the Company announced a dividend of $0.09 per share to be paid on March 15, 2021 to shareholders of record as of March 5, 2021. If the Company pays regular quarterly cash dividends for the remainder of 2021 at the same rate as declared in the first quarter of 2021, the Company’s total cash requirement for dividends for all of 2021 would be approximately $80.6 million based on the number of shares of its common stock outstanding at February 23, 2021. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

The following table summarizes the Company’s repurchases of common stock for 2020, 2019 and 2018:

	Year Ended
	2020	2019	2018
Repurchases of common stock (a) (b) (c)	$76.1	$202.7	$270.2
Number of shares repurchased	3.5	10.2	15.8
_______________

(a)Excludes commissions of $0.04 million, $0.1 million and $0.2 million for 2020, 2019 and 2018, respectively.

(b)2019 includes repurchases of $85.0 million under the 2019 ASR Agreement, representing 85% of the initial purchase price of $100.0 million. 2020 includes the remaining repurchases of $15.0 million under the 2019 ASR Agreement.

(c)In addition to the ASR repurchase activity, 2020 includes $32.3 million and $28.8 million, excluding commissions, of repurchases under the February 2020 and February 2019 repurchase authorizations, respectively.

In February 2020, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. As previously announced, beginning in March 2020, the Company temporarily suspended all share repurchase activity under the February 2020 authorization in connection with the Company’s response to the COVID-19 pandemic. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022, when and if market and economic conditions warrant and to the extent legally permissible. The Company resumed share repurchases in August 2020. During 2020, the Company repurchased 1.6 million shares under the February 2020 repurchase authorization with an aggregate purchase price of $32.3 million, of which $0.7 million was accrued at January 3, 2021, and excluding commissions. As of January 3, 2021, the Company had $67.7 million of availability remaining under its February 2020 authorization. Subsequent to January 3, 2021 through February 23, 2021, the Company repurchased 0.5 million shares under the February 2020 authorization with an aggregate purchase price of $9.6 million, excluding commissions.

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

In addition to the shares repurchased in connection with the 2019 ASR Agreement, during 2020, the Company repurchased 1.3 million shares with an aggregate purchase price of $28.8 million, excluding commissions, under the February 2019 authorization. After taking into consideration these repurchases, with the completion of the 2019 ASR Agreement in February 2020, the Company completed its February 2019 authorization.

In addition to the shares repurchased in connection with the 2019 ASR Agreement, during 2019, the Company repurchased 6.1 million shares with an aggregate purchase price of $117.7 million, of which $1.8 million was accrued at December 29, 2019, and excluding commissions of $0.1 million, under the February 2019 authorization and the Company’s November 2018 authorization referenced below.

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

Guarantees and Other Contingencies

Year End
2020
Lease guarantees (a)	$90.3
Letters of credit (b)	26.6
Total	$116.9
_______________

(a)Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees. These leases extend through 2045.

(b)The Company has outstanding letters of credit with various parties. The Company does not expect any material loss to result from these letters of credit because we do not believe performance will be required.

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

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

•Impairment of goodwill and indefinite-lived intangible assets:

We test goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Our annual impairment test of goodwill may be completed through a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment for any reporting units, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative test, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The fair value of the reporting unit is determined by management and is based on the results of (1) estimates we made regarding the present value of the anticipated cash flows associated with each reporting unit (the “income approach”) and/or (2) the indicated value of the reporting units based on a comparison and correlation of the Company and other similar companies (the “market approach”).

The income approach, which considers factors unique to each of our reporting units and related long range plans that may not be comparable to other companies and that are not yet publicly available, is dependent on several critical management assumptions. These assumptions include estimates of future sales growth, operating profit, income tax rates, terminal value growth rates, capital expenditures and the weighted average cost of capital (discount rate). Anticipated cash flows used under the income approach are developed every fourth quarter in conjunction with our annual budgeting process and also incorporate amounts and timing of future cash flows based on our long range plan.

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

The negative impacts of the COVID-19 pandemic, including the decline in same-restaurant sales described in “Sales Trends and COVID-19 Update” above and the volatility in the price of our common stock, resulted in the Company performing a quantitative goodwill impairment test in March 2020. The Company’s goodwill impairment test in March 2020 included three reporting units, which were comprised of its (1) U.S. Company-operated and franchise restaurants, (2) Canada franchise restaurants and (3) global real estate and development operations. Based on the results of our goodwill impairment test, we determined the fair values of our U.S. Company-operated and franchise restaurants and our Canada franchise restaurants reporting units significantly exceeded their carrying values. The goodwill impairment test for our global real estate and development operations also indicated the fair value of the reporting unit exceeded its carrying value; however, the fair value exceeded the carrying value of the reporting unit by only a nominal amount. Given the limited excess of the fair value over carrying value, this reporting unit is more sensitive to changes in assumptions regarding its fair value. As of the date of our analysis in the first quarter of 2020, a 50 basis point increase in the discount rate, or a moderate decline in estimated future cash flows, would have resulted in the fair value of the reporting unit being less than its carrying value.

For the annual goodwill impairment test in the fourth quarter of 2020, we elected to perform a qualitative assessment for the U.S. Company-operated and franchise restaurants and the Canada franchise restaurants, and we performed a quantitative goodwill impairment test for the global real estate and development operations. The qualitative assessment indicated the fair value of goodwill of our U.S. Company-operated and franchise restaurants and the Canada franchise restaurants was more likely than not greater than the carrying amount. Our quantitative goodwill impairment test for our global real estate and development operations indicated that there had been no impairment and the fair value of this reporting unit of $1,314.7 million was approximately 13% in excess of its carrying value. A 100 basis point increase in the discount rate, or a moderate decline in estimated future cash flows, would have resulted in the fair value of the reporting unit being less than its carrying value. As of January 3, 2021, the goodwill balance associated with our global real estate and development operations was $122.5 million.

Our indefinite-lived intangible assets represent trademarks and totaled $903.0 million as of January 3, 2021. We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Our annual impairment test may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. Our quantitative process includes comparing the carrying value to the fair value of our indefinite-lived intangible assets, with any excess recognized as an impairment loss. Our critical estimates in the determination of the fair value of our indefinite-lived intangible assets include the anticipated future revenues of Company-operated and franchised restaurants and the resulting cash flows.

The Company performed a quantitative impairment test of our indefinite-lived intangible assets in March 2020 as a result of the negative impacts of the COVID-19 pandemic. Based on the results of our impairment test, we determined the fair value of our indefinite-lived intangible assets significantly exceeded their carrying value.

For the annual impairment test of our indefinite-lived intangible assets in the fourth quarter of 2020, we elected to perform a qualitative assessment. The qualitative assessment indicated the fair value of our indefinite-lived intangible assets was more likely than not greater than the carrying amount.

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

•Impairment of long-lived assets:

As of January 3, 2021, the total net carrying value of our long-lived tangible and definite-lived intangible assets was $2,265.5 million. Our long-lived assets include (1) properties and related definite-lived intangible assets (e.g., favorable leases) that are leased and/or subleased to franchisees, (2) Company-operated restaurant assets and related definite-lived intangible assets, which include reacquired rights under franchise agreements, and (3) finance and operating lease assets.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the carrying amount of the asset group to future undiscounted net cash flows expected to be generated through leases and/or subleases or by our individual Company-operated restaurants. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, then impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of long-lived assets.” Our critical estimates in this review process include the anticipated future cash flows from leases and/or subleases or individual Company-operated restaurants, which is used in assessing the recoverability of the respective long-lived assets. Our impairment losses principally reflect impairment charges resulting from the deterioration in operating performance of certain Company-operated restaurants as a result of the COVID-19 pandemic.

Our fair value estimates are subject to change as a result of many factors including, among others, any changes in our business plans, changing economic conditions and the competitive environment. Should actual cash flows and our future estimates vary adversely from those estimates we used, we may be required to recognize additional impairment charges in future years.

•Our ability to realize deferred tax assets:

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

Net operating loss and credit carryforwards are subject to various limitations and carryforward periods. As of January 3, 2021, we have foreign tax credits of $17.8 million and state tax credits of $0.7 million, which will begin to expire in 2022 and 2021, respectively. In addition, as of January 3, 2021, we have deferred tax assets for foreign net operating loss carryforwards of $0.3 million, as well as state and local net operating loss carryforwards of $43.4 million that will begin to expire in 2021. We believe it is more likely than not that the benefit from certain net operating loss carryforwards and tax credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $50.0 million.

•Income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. We have unrecognized tax benefits of $21.0 million, which if resolved favorably would reduce our tax expense by $16.6 million at January 3, 2021.

We accrue interest related to uncertain tax positions in “Interest expense, net” and penalties in “General and administrative.” At January 3, 2021, we had $0.9 million accrued for interest and $0.04 million accrued for penalties.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our U.S. federal income tax returns for fiscal years 2009 through 2018 have been settled. The statute of limitations for the Company’s state tax returns vary, but generally the Company’s state income tax returns from its 2017 fiscal year forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

New Accounting Standards

See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for a summary of new or amended accounting standards applicable to us.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Certain statements the Company makes under this Item 7A constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part I” preceding “Item 1. Business.”

We are exposed to the impact of interest rate changes, changes in commodity prices and foreign currency fluctuations primarily related to the Canadian dollar. In the normal course of business, we employ established policies and procedures to manage our exposure to these changes using financial instruments we deem appropriate.

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policies prohibit the use of derivative instruments for trading purposes and we had no outstanding derivative instruments as of January 3, 2021.

Our long-term debt, including the current portion, aggregated $2,283.2 million as of January 3, 2021 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases under its Series 2019-1 Class A-1 Notes and its 2020-1 Class A-1 Notes (collectively, the “Class A-1 Notes”), as well as its U.S. advertising fund revolving line of credit; however, the Company had no outstanding borrowings under the Class A-1 Notes or U.S. advertising fund revolving line of credit as of January 3, 2021.

The Company has outstanding borrowings of C$2.5 million under a Canadian subsidiary’s revolving credit facility as of January 3, 2021, which bears interest at the Bank of Montreal Prime Rate. An increase or decrease of 1.0% in the effective interest rate applied to the outstanding borrowings under our Canadian subsidiary’s revolving credit facility would not have a material effect on our consolidated results of operations. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information on the Company’s debt structure and its securitized financing facility.

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

Foreign Currency Risk

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We have exposure related to our investment in a Canadian subsidiary which is subject to foreign currency fluctuations. The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars. Revenues from our Canadian operations for the year ended January 3, 2021 represented approximately 5% of our total revenues. An immediate 10% change in Canadian dollar exchange rates versus the U.S. dollar from their levels at January 3, 2021 would not have a material effect on our consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

THE WENDY’S COMPANY AND SUBSIDIARIES

Defined Term	Footnote Where Defined
2010 Plan	(16)	Share-Based Compensation
2018 ASR Agreement	(15)	Stockholders’ Equity
2019-1 Class A-1 Notes	(12)	Long-Term Debt
2019 ASR Agreement	(15)	Stockholders’ Equity
2020-1 Class A-1 Notes	(12)	Long-Term Debt
2020 Plan	(16)	Share-Based Compensation
401(k) Plan	(19)	Retirement Benefit Plans
Advertising Funds	(1)	Summary of Significant Accounting Policies
Arby’s	(8)	Investments
ARG Parent	(8)	Investments
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Brazil JV	(1)	Summary of Significant Accounting Policies
CAP	(14)	Income Taxes
Caracci Case	(23)	Legal and Environmental Matters
Class A-1 Notes	(12)	Long-Term Debt
Class A-2 Notes	(12)	Long-Term Debt
Company	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
COVID-19	(1)	Summary of Significant Accounting Policies
EBITDA	(26)	Segment Information
Eligible Arby’s Employees	(19)	Retirement Benefit Plans
Equity Plans	(1)	Summary of Significant Accounting Policies
FASB	(1)	Summary of Significant Accounting Policies
Fountain Beverages	(21)	Guarantees and Other Commitments and Contingencies
Franchise Flip	(1)	Summary of Significant Accounting Policies
FRG	(4)	Acquisitions
G&A	(5)	Reorganization and Realignment Costs
G&A Realignment Plan	(5)	Reorganization and Realignment Costs
GAAP	(1)	Summary of Significant Accounting Policies
GILTI	(14)	Income Taxes
Graham Case	(23)	Legal and Environmental Matters
Indenture	(12)	Long-Term Debt
Inspire Brands	(8)	Investments
IRS	(14)	Income Taxes
IT	(5)	Reorganization and Realignment Costs
IT Realignment Plan	(5)	Reorganization and Realignment Costs
LIBOR	(12)	Long-Term Debt
Master Issuer	(12)	Long-Term Debt
NPC	(4)	Acquisitions
Operations and Field Realignment Plan	(5)	Reorganization and Realignment Costs
QSCC	(22)	Transactions with Related Parties
Rent Holiday	(1)	Summary of Significant Accounting Policies
Restricted Shares	(16)	Share-Based Compensation
ROU	(1)	Summary of Significant Accounting Policies
RSAs	(1)	Summary of Significant Accounting Policies
RSUs	(1)	Summary of Significant Accounting Policies
Securitization Entities	(12)	Long-Term Debt
Senior Notes	(12)	Long-Term Debt

Defined Term	Footnote Where Defined
SERP	(19)	Retirement Benefit Plans
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Target	(16)	Share-Based Compensation
Tax Act	(14)	Income Taxes
The Wendy’s Company	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
U.S.	(1)	Summary of Significant Accounting Policies
VIE	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies
Wendy’s Co-op	(22)	Transactions with Related Parties
Wendy’s Funding	(12)	Long-Term Debt
Wendy’s Merger	(8)	Investments
Wendy’s Restaurants	(1)	Summary of Significant Accounting Policies
Yellow Cab	(22)	Transactions with Related Parties

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Wendy’s Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Wendy’s Company and subsidiaries (the “Company”) as of January 3, 2021 and December 29, 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended January 3, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 3, 2021 and December 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, during 2019, the Company adopted the Financial Accounting Standards Board’s (FASB) new standard related to leases using the modified retrospective approach.

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

Goodwill - Global Real Estate and Development Operations Reporting Unit – Refer to Notes 1 and 10 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value.

The Company used an income approach to estimate fair value of the global real estate and development operations reporting unit, which requires management to make significant estimates and assumptions including future sales growth, operating profit and the weighted average cost of capital (discount rate). Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $751.0 million as of January 3, 2021, of which $122.5 million was allocated to the global real estate and development operations reporting unit. The fair value of the global real estate and development operations reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified the impairment evaluation of goodwill for the global real estate and development operations reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of this reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions, particularly related to future sales growth, operating profit and the selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimates of future sales growth, operating profit and discount rate used by management to estimate the fair value of the global real estate and development operations reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the global real estate and development operations reporting unit, such as controls related to management’s forecasts of future sales growth, operating profit and selection of the discount rate.
•We evaluated management’s ability to accurately forecast future sales growth and operating profit by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s sales and operating profit forecasts by comparing the forecasts to (1) historical sales and operating profit and (2) internal communications to management and the Board of Directors. We also considered the impact of changes in management’s forecasts from the annual measurement date in the fourth quarter to January 3, 2021.
•With the assistance of our fair value specialists, we evaluated the discount rate assumptions, including testing the underlying source information and the mathematical accuracy of the calculation, and by developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Columbus, Ohio
March 3, 2021

We have served as the Company’s auditor since 1994.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	January 3, 2021	December 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$306,989	$300,195
Restricted cash	33,973	34,539
Accounts and notes receivable, net	109,891	117,461
Inventories	4,732	3,891
Prepaid expenses and other current assets	89,732	15,585
Advertising funds restricted assets	142,306	82,376
Total current assets	687,623	554,047
Properties	915,889	977,000
Finance lease assets	206,153	200,144
Operating lease assets	821,480	857,199
Goodwill	751,049	755,911
Other intangible assets	1,224,960	1,247,212
Investments	44,574	45,949
Net investment in sales-type and direct financing leases	268,221	256,606
Other assets	120,057	100,461
Total assets	$5,040,006	$4,994,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$28,962	$22,750
Current portion of finance lease liabilities	12,105	11,005
Current portion of operating lease liabilities	45,346	43,775
Accounts payable	31,063	22,701
Accrued expenses and other current liabilities	155,321	165,272
Advertising funds restricted liabilities	140,511	84,195
Total current liabilities	413,308	349,698
Long-term debt	2,218,163	2,257,561
Long-term finance lease liabilities	506,076	480,847
Long-term operating lease liabilities	865,325	897,737
Deferred income taxes	280,755	270,759
Deferred franchise fees	89,094	91,790
Other liabilities	117,689	129,778
Total liabilities	4,490,410	4,478,170
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 224,268 and 224,889 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,899,276	2,874,001
Retained earnings	238,674	185,725
Common stock held in treasury, at cost; 246,156 and 245,535 shares, respectively	(2,585,755)	(2,536,581)
Accumulated other comprehensive loss	(49,641)	(53,828)
Total stockholders’ equity	549,596	516,359
Total liabilities and stockholders’ equity	$5,040,006	$4,994,529
See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Revenues:
Sales	$722,764	$707,485	$651,577
Franchise royalty revenue and fees	444,749	428,999	409,043
Franchise rental income	232,648	233,065	203,297
Advertising funds revenue	333,664	339,453	326,019
	1,733,825	1,709,002	1,589,936
Costs and expenses:
Cost of sales	614,907	597,530	548,588
Franchise support and other costs	26,464	43,686	25,203
Franchise rental expense	125,613	123,929	91,104
Advertising funds expense	345,360	338,116	321,866
General and administrative	206,876	200,206	217,489
Depreciation and amortization	132,775	131,693	128,879
System optimization gains, net	(3,148)	(1,283)	(463)
Reorganization and realignment costs	16,030	16,965	9,068
Impairment of long-lived assets	8,037	6,999	4,697
Other operating income, net	(8,397)	(11,418)	(6,387)
	1,464,517	1,446,423	1,340,044
Operating profit	269,308	262,579	249,892
Interest expense, net	(117,737)	(115,971)	(119,618)
Loss on early extinguishment of debt	—	(8,496)	(11,475)
Investment (loss) income, net	(225)	25,598	450,736
Other income, net	1,449	7,771	5,381
Income before income taxes	152,795	171,481	574,916
Provision for income taxes	(34,963)	(34,541)	(114,801)
Net income	$117,832	$136,940	$460,115

Net income per share:
Basic	$.53	$.60	$1.93
Diluted	.52	.58	1.88

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018

Net income	$117,832	$136,940	$460,115
Other comprehensive income (loss), net:
Foreign currency translation adjustment	4,187	7,845	(16,524)
Change in unrecognized pension loss:
Unrealized gains arising during the period	—	—	156
Income tax provision	—	—	(39)
Final settlement of pension liability	—	—	932
	—	—	1,049
Other comprehensive income (loss), net	4,187	7,845	(15,475)
Comprehensive income	$122,019	$144,785	$444,640

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

Balance at December 31, 2017	$47,042	$2,885,955	$(163,289)	$(2,150,307)	$(46,198)	$573,203
Net income	—	—	460,115	—	—	460,115
Other comprehensive loss, net	—	—	—	—	(15,475)	(15,475)
Cash dividends	—	—	(80,532)	—	—	(80,532)
Repurchases of common stock, including accelerated share repurchase	—	—	—	(270,377)	—	(270,377)
Share-based compensation	—	17,918	—	—	—	17,918
Common stock issued upon exercises of stock options	—	(9,582)	—	48,401	—	38,819
Common stock issued upon vesting of restricted shares	—	(9,711)	—	4,280	—	(5,431)
Cumulative effect of change in accounting principle	—	—	(70,210)	—	—	(70,210)
Other	—	116	193	110	—	419
Balance at December 30, 2018	47,042	2,884,696	146,277	(2,367,893)	(61,673)	648,449
Net income	—	—	136,940	—	—	136,940
Other comprehensive income, net	—	—	—	—	7,845	7,845
Cash dividends	—	—	(96,364)	—	—	(96,364)
Repurchases of common stock, including accelerated share repurchase	—	(15,000)	—	(202,771)	—	(217,771)
Share-based compensation	—	18,676	—	—	—	18,676
Common stock issued upon exercises of stock options	—	(808)	—	28,944	—	28,136
Common stock issued upon vesting of restricted shares	—	(13,677)	—	5,050	—	(8,627)
Cumulative effect of change in accounting principle	—	—	(1,105)	—	—	(1,105)
Other	—	114	(23)	89	—	180
Balance at December 29,2019	47,042	2,874,001	185,725	(2,536,581)	(53,828)	516,359
Net income	—	—	117,832	—	—	117,832
Other comprehensive income, net	—	—	—	—	4,187	4,187
Cash dividends	—	—	(64,866)	—	—	(64,866)
Repurchases of common stock, including accelerated share repurchase	—	15,000	—	(76,095)	—	(61,095)
Share-based compensation	—	18,930	—	—	—	18,930
Common stock issued upon exercises of stock options	—	(912)	—	24,263	—	23,351
Common stock issued upon vesting of restricted shares	—	(7,889)	—	2,500	—	(5,389)
Other	—	146	(17)	158	—	287
Balance at January 3, 2021	$47,042	$2,899,276	$238,674	$(2,585,755)	$(49,641)	$549,596

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Cash flows from operating activities:
Net income	$117,832	$136,940	$460,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,775	131,693	128,879
Share-based compensation	18,930	18,676	17,918
Impairment of long-lived assets	8,037	6,999	4,697
Deferred income tax	10,266	837	(6,568)
Non-cash rental expense (income), net	28,937	28,202	(17,043)
Change in operating lease liabilities	(40,905)	(41,911)	—
Net receipt (recognition) of deferred vendor incentives	2,495	(501)	139
System optimization gains, net	(3,148)	(1,283)	(463)
Gain on sale of investments, net	—	(24,496)	(450,000)
Distributions received from TimWen joint venture	8,376	13,400	13,390
Equity in earnings in joint ventures, net	(6,096)	(8,673)	(8,076)
Long-term debt-related activities, net (see below)	6,723	15,317	18,673
Other, net	(6,438)	(4,838)	5,178
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(16,243)	16,935	13,226
Inventories	(841)	(163)	(434)
Prepaid expenses and other current assets	(8,780)	(1,569)	6,824
Advertising funds restricted assets and liabilities	49,052	(2,720)	13,955
Accounts payable	1,620	1,054	(145)
Accrued expenses and other current liabilities	(18,231)	5,034	23,963
Net cash provided by operating activities	284,361	288,933	224,228
Cash flows from investing activities:
Capital expenditures	(68,969)	(74,453)	(69,857)
Acquisitions	(4,879)	(5,052)	(21,401)
Dispositions	6,091	3,448	3,223
Proceeds from sale of investments	169	24,496	450,000
Notes receivable, net	(662)	(3,370)	959
Payments for investments	—	—	(13)
Net cash (used in) provided by investing activities	(68,250)	(54,931)	362,911
Cash flows from financing activities:
Proceeds from long-term debt	153,315	850,000	934,837
Repayments of long-term debt	(191,462)	(899,800)	(894,501)
Repayments of finance lease liabilities	(8,383)	(6,835)	(5,571)
Deferred financing costs	(2,122)	(14,008)	(17,340)
Repurchases of common stock, including accelerated share repurchase	(62,173)	(217,797)	(269,809)
Dividends	(64,866)	(96,364)	(80,532)
Proceeds from stock option exercises	23,361	28,328	45,228
Payments related to tax withholding for share-based compensation	(5,577)	(8,820)	(11,805)
Contingent consideration payment	—	—	(6,269)
Net cash used in financing activities	(157,907)	(365,296)	(305,762)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	58,204	(131,294)	281,377
Effect of exchange rate changes on cash	1,330	3,489	(7,689)
Net increase (decrease) in cash, cash equivalents and restricted cash	59,534	(127,805)	273,688
Cash, cash equivalents and restricted cash at beginning of period	358,707	486,512	212,824
Cash, cash equivalents and restricted cash at end of period	$418,241	$358,707	$486,512

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Year Ended
	January 3, 2021	December 29, 2019	December 30, 2018
Detail of cash flows from operating activities:
Long-term debt-related activities, net:
Loss on early extinguishment of debt	$—	$8,496	$11,475
Accretion of long-term debt	1,161	1,272	1,255
Amortization of deferred financing costs	5,562	5,549	5,943
	$6,723	$15,317	$18,673

Supplemental cash flow information:
Cash paid for:
Interest	$136,228	$138,270	$137,607
Income taxes, net of refunds	16,202	34,798	102,827

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$3,673	$6,026	$6,460
Finance leases	34,918	50,061	6,569

	January 3, 2021	December 29, 2019	December 30, 2018
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$306,989	$300,195	$431,405
Restricted cash	33,973	34,539	29,860
Restricted cash, included in Advertising funds restricted assets	77,279	23,973	25,247
Total cash, cash equivalents and restricted cash	$418,241	$358,707	$486,512

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(1) Summary of Significant Accounting Policies

Corporate Structure

The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s franchises and operates Wendy’s quick-service restaurants specializing in hamburger sandwiches throughout the United States of America (“U.S.”) and also franchises Wendy’s quick-service restaurants in 30 foreign countries and U.S. territories. At January 3, 2021, Wendy’s operated and franchised 361 and 6,467 restaurants, respectively.

The Company manages and internally reports its business in the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. See Note 26 for further information.

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all of the Company’s subsidiaries. We also consider for consolidation entities in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. The principal entities in which we possess a variable interest include the Company’s national advertising funds for the U.S. and Canada (the “Advertising Funds”). All intercompany balances and transactions have been eliminated in consolidation.

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

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic and recommended containment and mitigation measures worldwide. We continue to monitor the dynamic nature of the COVID-19 pandemic on our business, results and financial condition; however, we cannot predict the ultimate duration, scope or severity of the COVID-19 pandemic or its ultimate impact on our results of operations, financial condition and prospects.

Reclassifications

Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 3, 2021” or “2020,” which consisted of 53 weeks, (2) “the year ended December 29, 2019” or “2019,” which consisted of 52 weeks, and (3) “the year ended December 30, 2018” or “2018,” which consisted of 52 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

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

Restricted Cash

In accordance with the Company’s securitized financing facility, certain cash accounts have been established with the trustee for the benefit of the trustee and the noteholders and are restricted in their use. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Company’s senior secured notes. Restricted cash also includes cash collected by the Advertising Funds, usage of which is restricted for advertising activities and is included in “Advertising funds restricted assets.” Refer to Note 7 for further information.

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

We believe that our vulnerability to risk concentrations in our receivables is mitigated by (1) favorable historical collectability on past due balances, (2) recourse to the underlying collateral regarding sales-type and direct financing lease receivables, and (3) our expectations for fluctuations in general market conditions. Receivables are considered delinquent once they are contractually past due under the terms of the underlying agreements. As of January 3, 2021, there were no material receivables more than one year past due.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Goodwill

Goodwill, representing the excess of the cost of an acquired entity over the fair value of the acquired net assets, is not amortized. Goodwill associated with our Company-operated restaurants is reduced as a result of restaurant dispositions based on the relative fair values and is included in the carrying value of the restaurant in determining the gain or loss on disposal. If a Company-operated restaurant is sold within two years of being acquired from a franchisee, the goodwill associated with the acquisition is written off in its entirety. Goodwill has been assigned to reporting units for purposes of impairment testing.  The Company tests goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Our annual impairment test of goodwill may be completed through a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount.  If we elect to bypass the qualitative assessment for any reporting units, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative test, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Our critical estimates in this impairment test include future sales growth, operating profit, income tax rates, terminal value growth rates, capital expenditures and the weighted average cost of capital (discount rate).

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

Other Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis using the following estimated useful lives of the related classes of intangibles: for favorable leases, the terms of the respective leases, including periods covered by renewal options that the Company as lessor is reasonably certain the tenant will exercise; 1 to 5 years for computer software; 4 to 20 years for reacquired rights under franchise agreements; and 20 years for franchise agreements. Trademarks have an indefinite life and are not amortized.

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

Investments

The Company has a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand (Tim Hortons is a registered trademark of Tim Hortons USA Inc.). In addition, the Company has a 20% share in a joint venture in Brazil (the “Brazil JV”). The Company has significant influence over these investees. Such investments are accounted for using the equity method, under which our results of operations include our share of the income (loss) of the investees in “Other operating income, net.” Other investments in equity securities, including investments in limited partnerships, in which the Company does not have significant influence, and for which there is not a readily determinable fair value, are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Realized gains and losses are reported as income or loss in the period in which the securities are sold or otherwise disposed. Cash distributions and dividends received that are determined to be returns of capital are recorded as a reduction of the carrying value of our investments and returns on our investments are recorded to “Investment (loss) income, net.”

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

Share-Based Compensation

The Company has granted share-based compensation awards to certain employees under several equity plans (the “Equity Plans”). The Company measures the cost of employee services received in exchange for an equity award, which include grants of employee stock options and restricted shares, based on the fair value of the award at the date of grant. Share-based compensation expense is recognized net of estimated forfeitures, determined based on historical experience. The Company recognizes share-based compensation expense over the requisite service period unless the awards are subject to performance conditions, in which case we recognize compensation expense over the requisite service period to the extent performance conditions are considered probable. The Company determines the grant date fair value of stock options using a Black-Scholes-Merton option pricing model (the “Black-Scholes Model”). The grant date fair value of restricted share awards (“RSAs”), restricted share units (“RSUs”) and performance-based awards are determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document, unless the awards are subject to market conditions, in which case we use a Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved.

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

Revenue Recognition

“Sales” includes revenues recognized upon delivery of food to the customer at Company-operated restaurants. “Sales” excludes taxes collected from the Company’s customers. Revenue is recognized when the food is purchased by the customer, which is when our performance obligation is satisfied. “Sales” also includes income for gift cards. Gift card payments are recorded as deferred income when received and are recognized as revenue upon redemption.

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

Lease cost for operating leases includes the amortization of the ROU asset and interest expense related to the operating lease liability. Variable lease cost for operating leases includes Contingent Rent and payments for executory costs such as real estate taxes, insurance and common area maintenance, which are excluded from the measurement of the lease liability. Short-term lease cost for operating leases includes rental expense for leases with a term of less than 12 months. Lease costs are recorded in the consolidated statements of operations based on the nature of the underlying lease as follows: (1) rental expense related to leases for Company-operated restaurants is recorded to “Cost of sales,” (2) rental expense for leased properties that are subsequently subleased to franchisees is recorded to “Franchise rental expense” and (3) rental expense related to leases for corporate offices and equipment is recorded to “General and administrative.”

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

Finance Leases

Lease cost for finance leases where the Company is the lessee includes the amortization of the ROU asset, which is amortized on a straight-line basis and recorded to “Depreciation and amortization,” and interest expense on the finance lease liability, which is calculated using the interest method and recorded to “Interest expense, net.” Finance lease ROU assets are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company is reasonably certain of exercising.

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

Concentration of Risk

Wendy’s had no customers which accounted for 10% or more of consolidated revenues in 2020, 2019 or 2018. As of January 3, 2021, Wendy’s had one main in-line distributor of food, packaging and beverage products, excluding breads, that serviced approximately 67% of Wendy’s restaurants in the U.S. and four additional in-line distributors that, in the aggregate, serviced approximately 32% of Wendy’s restaurants in the U.S. We believe that our vulnerability to risk concentrations related to significant vendors and sources of our raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

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

New Accounting Standards

Financial Instruments

In August 2020, the FASB issued an amendment that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendment simplifies accounting for convertible instruments by removing major separation models required under current accounting guidance. In addition, the amendment removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception, and also simplifies the diluted earnings per share calculation in certain areas. The amendment is effective commencing with our 2022 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source for 2020, 2019 and 2018:

	2020
	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Sales at Company-operated restaurants	$722,764	$—	$—	$722,764
Franchise royalty revenue	373,162	43,346	—	416,508
Franchise fees	22,126	1,962	4,153	28,241
Franchise rental income	—	—	232,648	232,648
Advertising funds revenue	313,330	20,334	—	333,664
Total revenues	$1,431,382	$65,642	$236,801	$1,733,825

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	2019
	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Sales at Company-operated restaurants	$707,485	$—	$—	$707,485
Franchise royalty revenue	355,702	44,998	—	400,700
Franchise fees	21,889	2,978	3,432	28,299
Franchise rental income	—	—	233,065	233,065
Advertising funds revenue	319,231	20,222	—	339,453
Total revenues	$1,404,307	$68,198	$236,497	$1,709,002

	2018
	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Sales at Company-operated restaurants	$651,577	$—	$—	$651,577
Franchise royalty revenue	335,500	42,446	—	377,946
Franchise fees	18,972	5,607	6,518	31,097
Franchise rental income	—	—	203,297	203,297
Advertising funds revenue	306,442	19,577	—	326,019
Total revenues	$1,312,491	$67,630	$209,815	$1,589,936

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	January 3, 2021 (a)	December 29, 2019 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$57,677	$39,188
Receivables, which are included in “Advertising funds restricted assets”	63,252	54,394
Deferred franchise fees (c)	97,785	100,689
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $8,691 and $89,094 as of January 3, 2021, respectively, and $8,899 and $91,790 as of December 29, 2019, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Significant changes in deferred franchise fees are as follows:

	2020	2019	2018
Deferred franchise fees at beginning of period	$100,689	$102,205	$102,492
Revenue recognized during the period	(8,955)	(9,487)	(9,641)
New deferrals due to cash received and other	6,051	7,971	9,354
Deferred franchise fees at end of period	$97,785	$100,689	$102,205

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2021	$8,691
2022	6,140
2023	5,968
2024	5,770
2025	5,581
Thereafter	65,635
$97,785

(3) System Optimization Gains, Net

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating Franchise Flips. As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to reduce its ownership below the approximately 5% level, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During 2020, 2019 and 2018, the Company facilitated 54, 37 and 96 Franchise Flips, respectively. Additionally, during 2020 and 2018, the Company completed the sale of one and three Company-operated restaurants to franchisees, respectively. No Company-operated restaurants were sold to franchisees during 2019. The Company expects to sell 43 Company-operated restaurants in New York to franchisees in the second quarter of 2021.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Year Ended
	2020	2019	2018
Number of restaurants sold to franchisees	1	—	3

Proceeds from sales of restaurants	$50	$—	$1,436
Net assets sold (a)	(34)	—	(1,370)
Goodwill related to sales of restaurants	—	—	(208)
Net favorable leases	—	—	220
Other	—	—	11
	16	—	89
Post-closing adjustments on sales of restaurants (b)	362	1,087	445
Gain on sales of restaurants, net	378	1,087	534
Gain (loss) on sales of other assets, net (c)	2,770	196	(71)
System optimization gains, net	$3,148	$1,283	$463
_______________

(a)Net assets sold consisted primarily of equipment.

(b)2020, 2019 and 2018 include the recognition of deferred gains of $368, $911 and $1,029, respectively, as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees. 2018 also includes cash proceeds, net of payments, of $6 related to post-closing reconciliations with franchisees.

(c)During 2020, 2019 and 2018, Wendy’s received cash proceeds of $6,041, $3,448 and $1,781, respectively, primarily from the sale of surplus and other properties.

Assets Held for Sale

	January 3, 2020	December 29, 2019
Number of restaurants classified as held for sale	43	—
Net restaurant assets held for sale (a)	$20,587	$—
Other assets held for sale (b)	$1,732	$1,437
_______________

(a)Net restaurant assets held for sale include the New York Company-operated restaurants we expect to sell in the second quarter of 2021 and consist primarily of cash, inventory, property and an estimate of allocable goodwill.

(b)Other assets held for sale primarily consist of surplus properties.

Assets held for sale are included in “Prepaid expenses and other current assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(4) Acquisitions

No restaurants were acquired from franchisees during 2020. During 2019 and 2018, the Company acquired five restaurants and 16 restaurants from franchisees, respectively. The Company did not incur any material acquisition-related costs associated with the acquisitions and such transactions were not significant to our consolidated financial statements. The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for restaurants acquired from franchisees:

	Year Ended
	2019	2018 (a)
Restaurants acquired from franchisees	5	16

Total consideration paid, net of cash received	$5,052	$21,401
Identifiable assets acquired and liabilities assumed:
Properties	666	4,363
Acquired franchise rights	1,354	10,127
Finance lease assets	5,350	5,360
Other assets	—	621
Finance lease liabilities	(4,084)	(3,135)
Unfavorable leases	—	(733)
Other	(2,316)	(2,240)
Total identifiable net assets	970	14,363
Goodwill	$4,082	$7,038
_______________

(a)The fair values of the identifiable intangible assets related to restaurants acquired in 2018 were provisional amounts as of December 30, 2018, pending final purchase accounting adjustments. The Company finalized the purchase price allocation during the three months ended March 31, 2019, which resulted in a decrease in the fair value of acquired franchise rights of $2,989 and an increase in deferred tax assets of $140.

NPC Quality Burgers, Inc. (“NPC”)

As previously announced, NPC, the Company’s largest franchisee, filed for chapter 11 bankruptcy in July 2020 and commenced a process to sell all or substantially all of its assets, including its interest in approximately 393 Wendy’s restaurants across eight different markets, pursuant to a court-approved auction process. On November 18, 2020, the Company submitted a consortium bid together with a group of pre-qualified franchisees to acquire NPC’s Wendy’s restaurants. Under the terms of the consortium bid, several existing and new franchisees would have been the ultimate purchasers of seven of the NPC markets, while the Company would have acquired one market. As part of the consortium bid, the Company submitted a deposit of $43,240, which is included in “Prepaid expenses and other current assets” as of January 3, 2021. The deposit included $38,361 received from the group of prequalified franchisees, which was payable to the franchisees and included in “Accrued expenses and other current liabilities” as of January 3, 2021 pending resolution of the bankruptcy sale process.

On January 7, 2021, following a court-approved mediation process, NPC and certain affiliates of Flynn Restaurant Group (“FRG”) and the Company entered into separate asset purchase agreements under which all of NPC’s Wendy’s restaurants will be sold to Wendy’s approved franchisees. Under the proposed transaction, FRG will acquire approximately half of NPC’s Wendy’s restaurants in four markets, while several existing Wendy’s franchisees that were part of the Company’s consortium bid will acquire the other half of NPC’s Wendy’s restaurants in the other four markets. The Company does not expect to acquire and operate any restaurants as part of this transaction. The Company expects that the sale of the restaurants will be completed in the late first quarter or early second quarter of 2021, subject to the satisfaction of various closing conditions specified in the asset purchase agreements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Year Ended
	2020	2019	2018
Operations and field realignment	$3,801	$—	$—
IT realignment	7,288	9,127	—
G&A realignment	614	7,749	8,785
System optimization initiative	4,327	89	283
Reorganization and realignment costs	$16,030	$16,965	$9,068

Operations and Field Realignment

In September 2020, the Company initiated a plan to reallocate resources to better support the long-term growth strategies for Company and franchise operations (the “Operations and Field Realignment Plan”). The Operations and Field Realignment Plan realigns the Company’s restaurant operations team, including transitioning from separate leaders of Company and franchise operations to a single leader of all U.S. restaurant operations. We also expect to incur contract termination charges, including the planned closure of certain field offices. The Company expects to incur total costs aggregating approximately $7,000 to $9,000 related to the Operations and Field Realignment Plan. During 2020, the Company recognized costs totaling $3,801, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $3,000 to $5,000, comprised primarily of third-party and other costs. The Company expects to recognize the majority of the remaining costs associated with the Operations and Field Realignment Plan during 2021.

The following is a summary of the activity recorded as a result of the Operations and Field Realignment Plan:

Year Ended
2020
Severance and related employee costs	$3,113
Third party and other costs	67
3,180
Share-based compensation (a)	621
Total operations and field realignment	$3,801
_______________

(a)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the Operations and Field Realignment Plan.

The accruals for the Operations and Field Realignment Plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $2,487 and $113 as of January 3, 2021. The table below presents a rollforward of our accruals for the Operations and Field Realignment Plan.

	Balance December 29, 2019	Charges	Payments	Balance January 3, 2021
Severance and related employee costs	$—	$3,113	$(513)	$2,600
Third party and other costs	—	67	(67)	—
	$—	$3,180	$(580)	$2,600

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Information Technology (“IT”) Realignment

In December 2019, our Board of Directors approved a plan to realign and reinvest resources in the Company’s IT organization to strengthen its ability to accelerate growth (the “IT Realignment Plan”). The Company has partnered with a third-party global IT consultant on this new structure to leverage their global capabilities, which will enable a more seamless integration between its digital and corporate IT assets. The IT Realignment Plan has reduced certain employee compensation and other related costs that the Company has reinvested back into IT to drive additional capabilities and capacity across all of its technology platforms. Additionally, in June 2020, the Company made changes to its leadership structure that included the elimination of the Chief Digital Experience Officer position and the creation of a Chief Information Officer position, for which the Company completed the hiring process in October 2020. During 2020 and 2019, the Company recognized costs totaling $7,288 and $9,127, respectively, which primarily included third-party and other costs and recruitment and relocation costs in 2020 and severance and related employee costs and third-party and other costs in 2019. The Company does not expect to incur any material additional costs under the IT Realignment Plan.

The following is a summary of the activity recorded as a result of the IT Realignment Plan:

	Year Ended		Total Incurred Since Inception
	2020	2019
Severance and related employee costs	$843	$7,548	$8,391
Recruitment and relocation costs	1,296	—	1,296
Third-party and other costs	5,149	1,386	6,535
	7,288	8,934	16,222
Share-based compensation (a)	—	193	193
Total IT realignment	$7,288	$9,127	$16,415
_______________

(a)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the IT realignment plan.

As of January 3, 2021, the accruals for our IT Realignment Plan are included in “Accrued expenses and other current liabilities.” As of December 29, 2019, the accruals for our IT Realignment Plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $8,025 and $599, respectively. The tables below present a rollforward of our accruals for the IT Realignment Plan:

	Balance December 29, 2019	Charges	Payments	Balance January 3, 2021
Severance and related employee costs	$7,548	$843	$(6,883)	$1,508
Recruitment and relocation costs	—	1,296	(1,296)	—
Third-party and other costs	1,076	5,149	(6,225)	—
	$8,624	$7,288	$(14,404)	$1,508

	Balance December 30, 2018	Charges	Payments	Balance December 29, 2019
Severance and related employee costs	$—	$7,548	$—	$7,548
Recruitment and relocation costs	—	—	—	—
Third-party and other costs	—	1,386	(310)	1,076
	$—	$8,934	$(310)	$8,624

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses (the “G&A Realignment Plan”). Additionally, in May 2019, the Company announced changes to its management and operating structure that included the creation of two new positions, a President, U.S and Chief Commercial Officer and a President, International and Chief Development Officer, and the elimination of the Chief Operations Officer position. During 2020, 2019 and 2018, the Company recognized costs related to the plan totaling $614, $7,749 and $8,785, respectively, which primarily included recruitment and relocation costs and share-based compensation in 2020 and severance and related employee costs and share-based compensation in 2019 and 2018. The Company does not expect to incur any material additional costs under the G&A Realignment Plan.

The following is a summary of the activity recorded as a result of the G&A Realignment Plan:

	Year Ended			Total Incurred Since Inception
	2020	2019	2018
Severance and related employee costs	$28	$5,485	$3,797	$24,266
Recruitment and relocation costs	360	950	1,077	2,876
Third-party and other costs	13	100	1,019	2,223
	401	6,535	5,893	29,365
Share-based compensation (a)	213	1,214	1,557	8,111
Termination of defined benefit plans (b)	—	—	1,335	1,335
Total G&A realignment	$614	$7,749	$8,785	$38,811
_______________

(a)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the G&A Realignment Plan.

(b)During 2018, the Company terminated two frozen defined benefit plans. See Note 19 for further information.

As of January 3, 2021, the accruals for the G&A Realignment Plan are included in “Accrued expenses and other current liabilities.” As of December 29, 2019, the accruals for the G&A Realignment Plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $4,504 and $855, respectively. The tables below present a rollforward of our accruals for the G&A Realignment Plan.

	Balance December 29, 2019	Charges	Payments	Balance January 3, 2021
Severance and related employee costs	$5,276	$28	$(4,372)	$932
Recruitment and relocation costs	83	360	(443)	—
Third-party and other costs	—	13	(13)	—
	$5,359	$401	$(4,828)	$932

	Balance December 30, 2018	Charges	Payments	Balance December 29, 2019
Severance and related employee costs	$7,241	$5,485	$(7,450)	$5,276
Recruitment and relocation costs	83	950	(950)	83
Third-party and other costs	—	100	(100)	—
	$7,324	$6,535	$(8,500)	$5,359

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. During 2020, the Company recognized costs totaling $4,327, which were primarily comprised of professional fees related to the NPC bankruptcy sale process. See Note 4 for further information. The Company expects to incur additional costs of approximately $3,000 related to the NPC bankruptcy sale process during 2021.

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Year Ended			Total Incurred Since Inception
	2020	2019	2018
Severance and related employee costs	$—	$—	$—	$18,237
Professional fees	4,323	72	264	22,107
Other	4	17	19	5,853
	4,327	89	283	46,197
Accelerated depreciation and amortization (a)	—	—	—	25,398
Share-based compensation (b)	—	—	—	5,013
Total system optimization initiative	$4,327	$89	$283	$76,608
_______________

(a)Primarily includes accelerated amortization of previously acquired franchise rights related to Company-operated restaurants in territories that have been sold to franchisees in connection with our system optimization initiative.

(b)Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our system optimization initiative.

The table below presents a rollforward of our accruals for our system optimization initiative, which are included in “Accrued expenses and other current liabilities.”

	Balance December 29, 2019	Charges	Payments	Balance January 3, 2021
Professional fees	$—	$4,323	$(3,093)	$1,230
Other	—	4	(4)	—
	$—	$4,327	$(3,097)	$1,230

(6) Income Per Share

Basic income per share for 2020, 2019 and 2018 was computed by dividing net income amounts by the weighted average number of common shares outstanding.

The weighted average number of shares used to calculate basic and diluted income per share were as follows:

	Year Ended
	2020	2019	2018
Common stock:
Weighted average basic shares outstanding	223,684	229,944	237,797
Dilutive effect of stock options and restricted shares	4,330	5,131	7,166
Weighted average diluted shares outstanding	228,014	235,075	244,963

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 2,064, 2,518 and 1,520 for 2020, 2019 and 2018, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(7) Cash and Receivables

	Year End
	January 3, 2021	December 29, 2019
Cash and cash equivalents
Cash	$231,922	$185,203
Cash equivalents	75,067	114,992
	306,989	300,195
Restricted cash
Accounts held by trustee for the securitized financing facility	33,635	34,209
Other	338	330
	33,973	34,539
Advertising Funds (a)	77,279	23,973
	111,252	58,512
Total cash, cash equivalents and restricted cash	$418,241	$358,707
_______________

(a)Included in “Advertising funds restricted assets.”

	January 3, 2021			December 29, 2019
	Gross	Allowance for Doubtful Accounts	Net	Gross	Allowance for Doubtful Accounts	Net
Accounts and Notes Receivable, Net
Current
Accounts receivable (a) (b)	$97,399	$(3,739)	$93,660	$103,852	$(3,314)	$100,538
Notes receivable from franchisees (c) (d)	21,227	(4,996)	16,231	23,628	(6,705)	16,923
	$118,626	$(8,735)	$109,891	$127,480	$(10,019)	$117,461
Non-current (e)
Notes receivable from franchisees (d)	$6,759	$(629)	$6,130	$1,617	$—	$1,617
_______________

(a)Includes income tax refund receivables of $5,399 and $13,555 as of January 3, 2021 and December 29, 2019, respectively. Additionally, 2019 includes receivables of $25,350 related to insurance coverage for the financial institutions class action. See Note 11 for further information on our legal reserves.

(b)During 2020, rent receivables increased by $5,226 due to actions taken by the Company in response to the COVID-19 pandemic, which included offering to defer base rent payments on properties owned by Wendy’s and leased to franchisees by 50% and offering to pass along any deferrals that were obtained on properties leased by Wendy’s and subleased to franchisees by up to 100%, beginning in May for a three month period, which are being repaid over a 12 month period beginning in August 2020.

(c)Includes the current portion of sales-type and direct financing lease receivables of $5,965 and $3,146 as of January 3, 2021 and December 29, 2019, respectively. See Note 20 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Included a note receivable from a U.S. franchisee totaling $1,000 as of December 29, 2019. The note was repaid during 2020.

(d)Includes a note receivable from a franchisee in India, of which $356 and $1,000 are included in current notes receivable as of January 3, 2021 and December 29, 2019, respectively, and $629 which is included in non-current notes receivable as of January 3, 2021. As of January 3, 2021 and December 29, 2019, the Company had a reserve of $985 on the loan outstanding to the franchisee in India.

Includes a note receivable from a franchisee in Indonesia, of which $831 and $1,262 are included in current notes receivable and $1,780 and $1,617 are included in non-current notes receivable as of January 3, 2021 and December 29, 2019, respectively.

Includes notes receivable related to the Brazil JV, of which $12,775 and $15,920 are included in current notes receivable as of January 3, 2021 and December 29, 2019, respectively, and $4,350 is included in non-current notes receivable as of January 3, 2021. As of January 3, 2021 and December 29, 2019, the Company had reserves of $4,640 and $5,720, respectively, on the loans outstanding related to the Brazil JV. See Note 8 for further information.

(e)Included in “Other assets.”

The following is an analysis of the allowance for doubtful accounts:

	Accounts Receivable	Notes Receivable	Total
2020
Balance at December 29, 2019	$3,314	$6,705	$10,019
Provision for doubtful accounts	647	206	853
Uncollectible accounts written off, net of recoveries	(222)	(1,286)	(1,508)
Balance at January 3, 2021	$3,739	$5,625	$9,364

2019
Balance at December 30, 2018	$4,939	$2,000	$6,939
Provision for doubtful accounts	(1,618)	4,912	3,294
Uncollectible accounts written off, net of recoveries	(7)	(207)	(214)
Balance at December 29, 2019	$3,314	$6,705	$10,019

2018
Balance at December 31, 2017	$4,546	$—	$4,546
Provision for doubtful accounts	606	1,956	2,562
Uncollectible accounts written off, net of recoveries	(213)	44	(169)
Balance at December 30, 2018	$4,939	$2,000	$6,939

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(8) Investments

The following is a summary of the carrying value of our investments:

	Year End
	January 3, 2021	December 29, 2019
Equity method investments	$44,574	$45,310
Other investments in equity securities	—	639
	$44,574	$45,949

Equity Method Investments

Wendy’s has a 50% share in the TimWen real estate joint venture and a 20% share in the Brazil JV, both of which are accounted for using the equity method of accounting, under which our results of operations include our share of the income (loss) of the investees in “Other operating income, net.”

A wholly-owned subsidiary of Wendy’s entered into the Brazil JV during the second quarter of 2015 for the operation of Wendy’s restaurants in Brazil.  Wendy’s, Starboard International Holdings B.V. and Infinity Holding E Participações Ltda. contributed $1, $2 and $2, respectively, each receiving proportionate equity interests of 20%, 40% and 40%, respectively.  The Company did not receive any distributions and our share of the Brazil JV’s net losses was $417, $1,022 and $1,344 during 2020, 2019 and 2018, respectively. A wholly-owned subsidiary of Wendy’s has loans outstanding related to the Brazil JV totaling $17,125 and $15,920 as of January 3, 2021 and December 29, 2019, respectively. The loans are denominated in U.S. Dollars, which is also the functional currency of the subsidiary; therefore, there is no exposure to changes in foreign currency rates. The loans bear interest at rates ranging from 3.25% to 6.5% per year. Of the total loans outstanding as of January 3, 2021, $12,775 was due primarily in the fourth quarter of 2020 and $4,350 is due in 2024. As of January 3, 2021 and December 29, 2019, the Company had reserves of $4,640 on the past due loans and $5,720 on the current loans outstanding, respectively, related to the Brazil JV. The Company is currently pursuing collection of certain of the past due amounts. See Note 7 for further information.

The carrying value of our investment in TimWen exceeded our interest in the underlying equity of the joint venture by $23,433 and $25,160 as of January 3, 2021 and December 29, 2019, respectively, primarily due to purchase price adjustments from the 2008 merger of Triarc Companies, Inc. and Wendy’s International, Inc. (the “Wendy’s Merger”).

Presented below is activity related to our portion of TimWen and the Brazil JV included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended January 3, 2021, December 29, 2019 and December 30, 2018.

	Year Ended
	2020	2019	2018
Balance at beginning of period	$45,310	$47,021	$55,363

Investment	—	—	13

Equity in earnings for the period	8,389	10,943	10,402
Amortization of purchase price adjustments (a)	(2,293)	(2,270)	(2,326)
	6,096	8,673	8,076
Distributions received	(8,376)	(13,400)	(13,390)
Foreign currency translation adjustment included in “Other comprehensive income (loss), net” and other	1,544	3,016	(3,041)
Balance at end of period	$44,574	$45,310	$47,021
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

Our 18.5% equity interest was diluted to 12.3% in February 2018, when a subsidiary of ARG Parent acquired Buffalo Wild Wings, Inc. As a result of the acquisition, our diluted ownership interest included both the Arby’s and Buffalo Wild Wings brands under the newly formed combined company, Inspire Brands, Inc. (“Inspire Brands”). In August 2018, the Company sold its remaining 12.3% ownership interest to Inspire Brands for $450,000 and incurred transaction costs of $55, which were recorded to “Investment (loss) income, net.” The Company recorded income tax expense of $97,501 on the transaction, of which $95,038 was paid during the fourth quarter of 2018.

Other Investments in Equity Securities

In October 2019, the Company received a $25,000 cash settlement related to a previously held investment. As a result, the Company recorded $24,366 to “Investment (loss) income, net” and $634 to “General and administrative” for the reimbursement of related costs during the fourth quarter of 2019.

(9) Properties

	Year End
	January 3, 2021	December 29, 2019
Land	$372,473	$375,109
Buildings and improvements	504,504	508,602
Leasehold improvements	409,306	405,158
Office, restaurant and transportation equipment	255,469	279,799
	1,541,752	1,568,668
Accumulated depreciation and amortization	(625,863)	(591,668)
	$915,889	$977,000

Depreciation and amortization expense related to properties was $77,656, $81,219 and $79,009 during 2020, 2019 and 2018, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(10) Goodwill and Other Intangible Assets

Goodwill activity for 2020 and 2019 was as follows:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Balance at December 30, 2018:
Goodwill, gross	$595,560	$39,173	$122,548	$757,281
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	595,560	29,776	122,548	747,884
Changes in goodwill:
Restaurant acquisitions (b)	6,931	—	—	6,931
Currency translation adjustment	—	1,096	—	1,096
Balance at December 29, 2019:
Goodwill, gross	602,491	40,269	122,548	765,308
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	602,491	30,872	122,548	755,911
Changes in goodwill:
Restaurant dispositions (c)	(5,394)	—	—	(5,394)
Currency translation adjustment and other	(223)	755	—	532
Balance at January 3, 2021:
Goodwill, gross	596,874	41,024	122,548	760,446
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	$596,874	$31,627	$122,548	$751,049
_______________

(a)Accumulated impairment losses resulted from the full impairment of goodwill of the Wendy’s international franchise restaurants during the fourth quarter of 2013.

(b)Includes an adjustment to the fair value of net assets acquired in connection with the acquisition of franchised restaurants during 2018. See Note 4 for further information.

(c)During 2020, in connection with the Company’s plan to sell 43 Company-operated restaurants in New York in the second quarter of 2021, goodwill of $5,394 was reclassified to assets held for sale. See Note 3 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following is a summary of the components of other intangible assets and the related amortization expense:

	Year End
	January 3, 2021			December 29, 2019
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$903,000	$—	$903,000	$903,000	$—	$903,000
Definite-lived:
Franchise agreements	349,255	(203,938)	145,317	348,825	(187,063)	161,762
Favorable leases	163,015	(55,581)	107,434	166,098	(47,695)	118,403
Reacquired rights under franchise agreements	9,872	(3,414)	6,458	10,172	(2,766)	7,406
Software	206,741	(143,990)	62,751	181,666	(125,025)	56,641
	$1,631,883	$(406,923)	$1,224,960	$1,609,761	$(362,549)	$1,247,212

Aggregate amortization expense:
Actual for fiscal year:
2018	$52,064
2019	53,182
2020	52,588
Estimate for fiscal year:
2021	$47,669
2022	42,612
2023	39,419
2024	34,889
2025	28,095
Thereafter	129,276

(11) Accrued Expenses and Other Current Liabilities

	Year End
	January 3, 2021	December 29, 2019
Legal reserves (a)	$2,006	$52,272
Accrued compensation and related benefits	44,264	56,010
Accrued taxes	27,162	23,926
NPC consortium bid (b)	38,361	—
Other	43,528	33,064
	$155,321	$165,272
_______________

(a)Included a legal reserve of $50,000 as of December 29, 2019 for a settlement of the financial institutions class action. The Company maintains insurance coverage for legal settlements, receivables for which are included in “Accounts and notes receivable, net.” See Note 7 for further information.

After exhaustion of applicable insurance receivables of $25,350, the Company made a payment of $24,650 for the settlement of the financial institutions class action in January 2020.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(b)Represents amounts received from franchisees as part of the consortium bid to acquire NPC’s Wendy’s restaurants. See Note 4 for further information.

(12) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	January 3, 2021	December 29, 2019
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	$386,000	$398,000
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	434,250	447,750
Series 2018-1 Class A-2 Notes:
3.573% Series 2018-1 Class A-2-I Notes, anticipated repayment date 2025	436,500	441,000
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	460,750	465,500
Series 2015-1 Class A-2 Notes:
4.497% Series 2015-1 Class A-2-III Notes, anticipated repayment date 2025	473,750	478,750
Canadian revolving credit facility	1,962	—
7% debentures, due in 2025	83,998	82,837
Unamortized debt issuance costs	(30,085)	(33,526)
	2,247,125	2,280,311
Less amounts payable within one year	(28,962)	(22,750)
Total long-term debt	$2,218,163	$2,257,561

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, as of January 3, 2021 were as follows:

Fiscal Year
2021	$28,962
2022	22,750
2023	22,750
2024	22,750
2025	975,500
Thereafter	1,210,500
$2,283,212

Senior Notes

Wendy’s Funding, LLC (“Wendy’s Funding”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. As of January 3, 2021, the Master Issuer issued the following outstanding series of fixed rate senior secured notes: (i) 2019-1 Class A-2-I with an initial principal amount of $400,000; (ii) 2019-1 Class A-2-II with an initial principal amount of $450,000; (iii) 2018-1 Class A-2-I with an initial principal amount of $450,000; (iv) 2018-1 Class A-2-II with an initial principal amount of $475,000; and (v) 2015-1 Class A-2-III with an initial principal amount of $500,000 (collectively, the “Class A-2 Notes”). The Master Issuer also issued outstanding Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019-1 Class A-1 Notes”), which allow for the borrowing of up to $150,000 from time to time on a revolving basis using various credit instruments, including a letter of credit facility. In March 2020, the Company drew down $120,000 under the 2019-1 Class A-1 Notes, which the Company fully repaid in July 2020. As a result, as of January 3, 2021, the Company had no outstanding borrowings under the 2019-1 Class A-1 Notes. In June 2020, the Master Issuer also issued outstanding Series 2020-1 Variable Funding Senior Secured Notes, Class A-1 (the “2020-1 Class A-1 Notes”), which allow for the borrowing of up to $100,000 from time to time on a revolving basis using various credit

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
instruments. The Company had no outstanding borrowings under the Series 2020-1 Class A-1 Notes as of January 3, 2021. The drawdown of the 2019-1 Class A-1 Notes in March 2020 and the issuance of the 2020-1 Class A-1 Notes in June 2020 were taken as precautionary measures to provide enhanced financial flexibility considering the uncertain market conditions arising from the COVID-19 pandemic. The 2019-1 Class A-1 Notes and the 2020-1 Class A-1 Notes are collectively the “Class A-1 Notes,” and the Class A-1 Notes and the Class A-2 Notes are collectively the “Senior Notes.”

The Senior Notes are secured by a security interest in substantially all of the assets of the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors (collectively, the “Securitization Entities”), except for certain real estate assets and subject to certain limitations as set forth in the indenture governing the Senior Notes (the “Indenture”) and the related guarantee and collateral agreements.  The assets of the Securitization Entities include most of the domestic and certain of the foreign revenue-generating assets of the Company and its subsidiaries, which principally consist of franchise-related agreements, certain Company-operated restaurants, intellectual property and license agreements for the use of intellectual property.

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

The Class A-1 Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate (“LIBOR”) for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the respective purchase agreements for the Class A-1 Notes. There is a commitment fee on the unused portions of the Class A-1 Notes, which ranges from 0.40% to 0.75% based on utilization for the 2019-1 Class A-1 Notes, and is 1.50% for the 2020-1 Class A-1 Notes. As of January 3, 2021, $26,228 of letters of credit were outstanding against the 2019-1 Class A-1 Notes, which relate primarily to interest reserves required under the Indenture governing the 2019-1 Class A-1 Notes.

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

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the noteholders, and are restricted in their use. As of January 3, 2021 and December 29, 2019, Wendy’s Funding had restricted cash of $33,635 and $34,209, respectively, which primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Class A-2 Notes.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Refinancing Transactions

In June 2019, the Master Issuer completed a refinancing transaction under which the Master Issuer issued the Series 2019-1 Class A-2-I Notes and the Series 2019-1 Class A-2-II Notes. The Master Issuer’s outstanding Series 2015-1 Class A-2-II Notes were redeemed as part of the transaction. As a result, the Company recorded a loss on early extinguishment of debt of $7,150 during 2019, which was comprised of the write-off of certain unamortized deferred financing costs. As part of the June 2019 refinancing transaction, the Master Issuer also issued the 2019-1 Class A-1 Notes. The Company’s previous Series 2018-1 Class A-1 Notes were canceled on the closing date and the letters of credit outstanding against the Series 2018-1 Class A-1 Notes were transferred to the 2019-1 Class A-1 Notes.

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

Debt Issuance Costs

During 2020, 2019 and 2018, the Company incurred debt issuance costs of $2,122, $14,008 and $17,580 in connection with the issuance of the 2020-1 Class A-1 Notes and the June 2019 and January 2018 refinancing transactions, respectively. The debt issuance costs are being amortized to “Interest expense, net” through the anticipated repayment dates of the Class A-2 Notes utilizing the effective interest rate method. As of January 3, 2021, the effective interest rates, including the amortization of debt issuance costs, were 4.7%, 3.9%, 4.1%, 4.0% and 4.2% for the Series 2015-1 Class A-2-III Notes, Series 2018-1 Class A-2-I Notes, Series 2018-1 Class A-2-II Notes, Series 2019-1 Class A-2-I Notes and Series 2019-1 Class A-2-II Notes, respectively.

Other Long-Term Debt

Wendy’s 7% debentures are unsecured and were reduced to fair value in connection with the Wendy’s Merger based on their outstanding principal of $100,000 and an effective interest rate of 8.6%. The fair value adjustment is being accreted and the related charge included in “Interest expense, net” until the debentures mature. These debentures contain covenants that restrict the incurrence of indebtedness secured by liens and certain finance lease transactions. In December 2019, Wendy’s repurchased $10,000 in principal of its 7% debentures for $10,550, including a premium of $500 and transaction fees of $50. As a result, the Company recognized a loss on early extinguishment of debt of $1,346 during the fourth quarter of 2019.

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6,000, which bears interest at the Bank of Montreal Prime Rate. Borrowings under the facility are guaranteed by Wendy’s. In March 2020, the Company drew down C$5,500 under the revolving credit facility, of which the Company repaid C$1,000 in October 2020 and C$2,000 in December 2020. As a result, as of January 3, 2021, the Company had outstanding borrowings of C$2,500 under the revolving credit facility. Subsequent to January 3, 2021, the Company repaid the C$2,500 outstanding balance under the Canadian revolving credit facility.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000, which was established to support the advertising fund operations and bears interest at LIBOR plus 2.15%. Borrowings under the line of credit are guaranteed by Wendy’s. In February 2020, the Company drew down $4,397 under the revolving line of credit, which the Company fully repaid in February 2020. In March 2020, the Company drew down $25,000 under the revolving line of credit, which the Company fully repaid in September 2020. As a result, as of January 3, 2021, the Company had no outstanding borrowings under the revolving line of credit.

The increased borrowings were taken as precautionary measures to provide enhanced financial flexibility considering the uncertain market conditions arising from the COVID-19 pandemic.

Interest Expense

Interest expense on the Company’s long-term debt was $106,116, $105,829 and $107,929 during 2020, 2019 and 2018, respectively, which was recorded to “Interest expense, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Pledged Assets

The following is a summary of the Company’s assets pledged as collateral for certain debt:

Year End
January 3, 2021
Cash and cash equivalents	$27,962
Restricted cash and other assets (including long-term)	33,641
Accounts and notes receivable, net	40,389
Inventories	3,897
Properties	60,794
Other intangible assets	1,043,640
$1,210,323

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	January 3, 2021		December 29, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$75,067	$75,067	$114,992	$114,992	Level 1
Other investments in equity securities (a)	—	—	639	1,649	Level 3

Financial liabilities
Series 2019-1 Class A-2-I Notes (b)	386,000	409,778	398,000	405,152	Level 2
Series 2019-1 Class A-2-II Notes (b)	434,250	469,555	447,750	459,136	Level 2
Series 2018-1 Class A-2-I Notes (b)	436,500	450,381	441,000	444,859	Level 2
Series 2018-1 Class A-2-II Notes (b)	460,750	491,021	465,500	475,718	Level 2
Series 2015-1 Class A-2-III Notes (b)	473,750	481,851	478,750	490,531	Level 2
Canadian revolving credit facility	1,962	1,962	—	—	Level 2
7% debentures, due in 2025 (b)	83,998	98,775	82,837	94,838	Level 2
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

		Fair Value Measurements			2020 Total Losses
	January 3, 2021	Level 1	Level 2	Level 3
Held and used	$2,653	$—	$—	$2,653	$7,586
Held for sale	855	—	—	855	451
Total	$3,508	$—	$—	$3,508	$8,037

		Fair Value Measurements			2019 Total Losses
	December 29, 2019	Level 1	Level 2	Level 3
Held and used	$3,582	$—	$—	$3,582	$5,602
Held for sale	988	—	—	988	1,397
Total	$4,570	$—	$—	$4,570	$6,999
(14) Income Taxes

Income before income taxes is set forth below:

	Year Ended
	2020	2019	2018
Domestic	$149,046	$160,474	$560,776
Foreign (a)	3,749	11,007	14,140
	$152,795	$171,481	$574,916
_______________

(a)Excludes foreign income of domestic subsidiaries.

The (provision for) benefit from income taxes is set forth below:

	Year Ended
	2020	2019	2018
Current:
U.S. federal	$(16,176)	$(18,421)	$(109,078)
State	(3,723)	(6,093)	(2,661)
Foreign	(4,798)	(9,190)	(9,630)
Current tax provision	(24,697)	(33,704)	(121,369)
Deferred:
U.S. federal	(6,707)	1,585	5,071
State	(3,185)	(2,449)	441
Foreign	(374)	27	1,056
Deferred tax (provision) benefit	(10,266)	(837)	6,568
Income tax provision	$(34,963)	$(34,541)	$(114,801)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Deferred tax assets (liabilities) are set forth below:

	Year End
	January 3, 2021	December 29, 2019
Deferred tax assets:
Operating and finance lease liabilities	$365,005	$345,173
Net operating loss and credit carryforwards	62,210	59,597
Unfavorable leases	23,511	26,020
Deferred revenue	24,303	23,907
Accrued compensation and related benefits	16,443	18,477
Accrued expenses and reserves	7,673	13,786
Deferred rent	—	492
Other	5,869	3,757
Valuation allowances	(49,968)	(45,183)
Total deferred tax assets	455,046	446,026
Deferred tax liabilities:
Operating and finance lease assets	(332,515)	(313,803)
Intangible assets	(301,969)	(311,596)
Fixed assets	(63,826)	(60,788)
Other	(37,491)	(30,598)
Total deferred tax liabilities	(735,801)	(716,785)
	$(280,755)	$(270,759)

The amounts and expiration dates of net operating loss and tax credit carryforwards are as follows:

	Amount	Expiration
Tax credit carryforwards:
U.S. federal foreign tax credits	$13,681	2022-2030
State tax credits	708	2021-2023
Foreign tax credits of non-U.S. subsidiaries	4,125	Not applicable
Total	$18,514

Net operating loss carryforwards:
State and local net operating loss carryforwards	$1,182,774	2021-2035
Foreign net operating loss carryforwards	1,044	Not applicable
Total	$1,183,818

The Company’s valuation allowances of $49,968 and $45,183 as of January 3, 2021 and December 29, 2019, respectively, relate to foreign and state tax credit and net operating loss carryforwards. Valuation allowances increased $4,785 and $3,008 during 2020 and 2019, respectively, and decreased $5,120 during 2018. The relative presence of Company-operated restaurants in various states impacts expected future state taxable income available to utilize state net operating loss carryforwards.

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

In 2018, we recorded a net tax expense of $2,159 related to the Tax Act consisting of $2,454 related to the impact of the corporate rate reduction on our net deferred tax liabilities and state taxes and a net expense of $991 related to the limitations on the deductibility of certain executive compensation, partially offset by $1,286 for the net benefit of foreign tax credits.
_______________

The current portion of refundable income taxes was $5,399 and $13,555 as of January 3, 2021 and December 29, 2019, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of January 3, 2021 and December 29, 2019.

The reconciliation of income tax computed at the U.S. federal statutory rate of 21% to reported income tax is set forth below:

	Year Ended
	2020	2019	2018 (a)
Income tax provision at the U.S. federal statutory rate	$(32,087)	$(36,011)	$(120,732)
State income tax provision, net of U.S. federal income tax effect	(4,664)	(6,470)	(221)
Prior years’ tax matters (b)	1,761	6,135	(9,970)
Excess federal tax benefits from share-based compensation	5,338	5,841	10,250
Foreign and U.S. tax effects of foreign operations	(397)	250	(856)
Valuation allowances	(4,593)	(2,833)	5,120
Non-deductible goodwill (c)	—	—	(41)
Tax credits	1,901	879	1,089
Non-deductible executive compensation	(1,973)	(1,925)	(1,098)
Unrepatriated earnings	(283)	(402)	(326)
Non-deductible expenses and other	34	(5)	1,984
	$(34,963)	$(34,541)	$(114,801)
_______________

(a)2018 includes the following impacts associated with the Tax Act: (1) a net expense of $2,426 related to the impact of the corporate rate reduction on our net deferred tax liabilities, (2) a net expense of $991 related to the limitations on the deductibility of certain executive compensation, (3) a net expense of $28 of state income tax and (4) a net benefit of $1,286 related to foreign tax credits.

(b)2019 primarily relates to a reduction in unrecognized tax benefits due to a lapse of statute of limitations. 2018 includes expense of $9,542 related to the Tax Act, which was partially offset by a $7,535 benefit reported in “Valuation allowances.”

(c)Substantially all of the goodwill included in the net gain (loss) on sales of restaurants in 2018 under our system optimization initiative was non-deductible for tax purposes. See Note 3 for further information.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years 2009 through 2018 have been settled. The statute of limitations for the Company’s state tax returns vary, but generally the Company’s state income tax returns from its 2017 fiscal year and forward

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

Unrecognized Tax Benefits

As of January 3, 2021, the Company had unrecognized tax benefits of $20,973, which, if resolved favorably would reduce income tax expense by $16,601. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year End
	January 3, 2021	December 29, 2019	December 30, 2018
Beginning balance	$22,323	$27,632	$28,848
Additions:
Tax positions of current year	322	1,356	3,874
Tax positions of prior years	—	—	2,598
Reductions:
Tax positions of prior years	(1,183)	(227)	(7,553)
Settlements	(119)	—	(21)
Lapse of statute of limitations	(370)	(6,438)	(114)
Ending balance	$20,973	$22,323	$27,632

The reductions in unrecognized tax benefits in 2020 was primarily related to decreases as a result of settlements with various taxing jurisdictions. The additions in unrecognized tax benefits in 2019 was primarily related to the uncertainty of the income tax consequences of a cash settlement related to a previously held investment. The addition of unrecognized tax benefits in 2018 was primarily related to the sale of our ownership interest in Inspire Brands, and the reduction of unrecognized benefits in 2018 was primarily related to settlements with various taxing jurisdictions, including amended returns that were filed in 2017.

During 2021, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $220 due primarily to the lapse of statutes of limitations and expected settlements.

During 2020, 2019 and 2018, the Company recognized $159, $(489) and $(12) of expense (income) for interest and $81, $81 and $309 of income for penalties, respectively, related to uncertain tax positions. The Company has $873 and $946 accrued for interest and $37 and $118 accrued for penalties as of January 3, 2021 and December 29, 2019, respectively.

(15) Stockholders’ Equity

Dividends

During 2020, 2019 and 2018, the Company paid dividends per share of $0.29, $0.42 and $0.34, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Treasury Stock

There were 470,424 shares of common stock issued at the beginning and end of 2020, 2019 and 2018. Treasury stock activity for 2020, 2019 and 2018 was as follows:

	Treasury Stock
	2020	2019	2018
Number of shares at beginning of year	245,535	239,191	229,912
Repurchases of common stock	3,512	10,158	15,808
Common shares issued:
Stock options, net	(2,358)	(2,912)	(5,824)
Restricted stock, net	(465)	(834)	(627)
Director fees	(15)	(14)	(15)
Other	(53)	(54)	(63)
Number of shares at end of year	246,156	245,535	239,191

Repurchases of Common Stock

In February 2020, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. As previously announced, beginning in March 2020, the Company temporarily suspended all share repurchase activity under the February 2020 authorization in connection with the Company’s response to the COVID-19 pandemic. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022, when and if market and economic conditions warrant and to the extent legally permissible. The Company resumed share repurchases in August 2020. During 2020, the Company repurchased 1,572 shares under the February 2020 repurchase authorization with an aggregate purchase price of $32,285, of which $723 was accrued at January 3, 2021, and excluding commissions of $22. As of January 3, 2021, the Company had $67,715 of availability remaining under its February 2020 authorization. Subsequent to January 3, 2021 through February 23, 2021, the Company repurchased 457 shares under the February 2020 authorization with an aggregate purchase price of $9,570, excluding commissions of $6.

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

In addition to the shares repurchased in connection with the 2019 ASR Agreement, during 2020, the Company repurchased 1,312 shares with an aggregate purchase price of $28,770, excluding commissions of $18, under the February 2019 authorization. After taking into consideration these repurchases, with the completion of the 2019 ASR Agreement in February 2020, the Company completed its February 2019 authorization.

In addition to the shares repurchased in connection with the 2019 ASR Agreement, during 2019, the Company repurchased 6,107 shares with an aggregate purchase price of $117,685, of which $1,801 was accrued at December 29, 2019, and excluding commissions of $86, under the February 2019 authorization and the Company’s November 2018 authorization referenced below.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
In February 2018, our Board of Directors authorized a repurchase program for up to $175,000 of our common stock through March 3, 2019, when and if market conditions warranted and to the extent legally permissible. In November 2018, our Board of Directors approved an additional share repurchase program for up to $220,000 of our common stock through December 27, 2019, when and if market conditions warranted and to the extent legally permissible. In November 2018, the Company entered into an accelerated share repurchase agreement (the “2018 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase programs. Under the 2018 ASR Agreement, the Company paid the financial institution an initial purchase price of $75,000 in cash and received an initial delivery of 3,645 shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2018 ASR Agreement. In December 2018, the Company completed the 2018 ASR Agreement and received an additional 720 shares of common stock. The total number of shares of common stock ultimately purchased by the Company under the 2018 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2018 ASR Agreement, less an agreed upon discount. In addition to the shares repurchased in connection with the 2018 ASR Agreement, during 2018, the Company repurchased 10,058 shares under the February 2018 and November 2018 authorizations with an aggregate purchase price of $172,584, of which $1,827 was accrued at December 30, 2018, and excluding commissions of $141.

In February 2017, our Board of Directors authorized a repurchase program for up to $150,000 of our common stock through March 4, 2018, when and if market conditions warranted and to the extent legally permissible. The Company completed the February 2017 authorization during 2018 with the repurchase of 1,385 shares with an aggregate purchase price of $22,633, excluding commissions of $19.

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout 2020, 2019 and 2018.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of the components of accumulated other comprehensive income (loss), net of tax as applicable:

	Foreign Currency Translation	Pension (a)	Total
Balance at December 31, 2017	$(45,149)	$(1,049)	$(46,198)
Current-period other comprehensive (loss) income	(16,524)	1,049	(15,475)
Balance at December 30, 2018	(61,673)	—	(61,673)
Current-period other comprehensive income	7,845	—	7,845
Balance at December 29, 2019	(53,828)	—	(53,828)
Current-period other comprehensive income	4,187	—	4,187
Balance at January 3, 2021	$(49,641)	$—	$(49,641)
_______________

(a)During 2018, the Company terminated two frozen defined benefit plans. See Note 19 for further information.

(16) Share-Based Compensation

The Company has the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance compensation awards to current or prospective employees, directors, officers, consultants or advisors. During 2020, the Company’s Board of Directors and its stockholders approved the adoption of the 2020 Omnibus Award Plan (the “2020 Plan”) for the issuance of equity instruments as described above. The Company’s previous 2010 Omnibus Award Plan (as amended, the “2010 Plan”) expired in accordance with its terms in 2020. Equity grants in 2020 were issued from both the 2020 Plan and the 2010 Plan. All equity grants during 2019 and 2018 were issued from the 2010 Plan. The 2020 Plan is currently the only equity plan from which future equity awards may be granted, but outstanding awards granted under the 2010 Plan will continue to be governed by the terms of the 2010 Plan. As of January 3, 2021, there were approximately 26,691 shares of common stock available for future grants under the 2020 Plan. During the periods presented in

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
the consolidated financial statements, the Company settled all exercises of stock options and vesting of restricted shares, including performance shares, with treasury shares.

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

The following table summarizes stock option activity during 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 29, 2019	11,937	$13.92
Granted	1,807	22.48
Exercised	(2,395)	10.09
Forfeited and/or expired	(107)	19.48
Outstanding at January 3, 2021	11,242	$16.06	6.74	$66,853
Vested or expected to vest at January 3, 2021	11,115	$16.01	6.72	$66,676
Exercisable at January 3, 2021	7,240	$13.46	5.59	$61,278

The total intrinsic value of options exercised during 2020, 2019 and 2018 was $28,111, $26,947 and $62,744, respectively. The weighted average grant date fair value of stock options granted during 2020, 2019 and 2018 was $6.02, $3.40 and $4.12, respectively.

The weighted average grant date fair value of stock options was determined using the following assumptions:

	2020	2019	2018
Risk-free interest rate	0.22%	1.57%	2.77%
Expected option life in years	4.50	4.50	5.62
Expected volatility	38.02%	23.55%	24.27%
Expected dividend yield	1.72%	2.03%	1.84%

The risk-free interest rate represents the U.S. Treasury zero-coupon bond yield correlating to the expected life of the stock options granted. The expected option life represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends for similar grants. The expected volatility is based on the historical market price volatility of the Company over a period equivalent to the expected option life. The expected dividend yield represents the Company’s annualized average yield for regular quarterly dividends declared prior to the respective stock option grant dates.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Restricted Shares

The Company grants RSAs and RSUs, which primarily cliff vest after 1 to 3 years. For the purposes of our disclosures, the term “Restricted Shares” applies to RSAs and RSUs collectively unless otherwise noted. The fair value of Restricted Shares granted is determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document.

The following table summarizes activity of Restricted Shares during 2020:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 29, 2019	1,071	$16.46
Granted	458	22.39
Vested	(401)	16.11
Forfeited	(39)	18.37
Non-vested at January 3, 2021	1,089	$19.01

The total fair value of Restricted Shares that vested in 2020, 2019 and 2018 was $8,634, $9,996 and $10,060, respectively.

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

The fair values of the performance condition awards granted in 2020, 2019 and 2018 were determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal.

The fair value of market condition awards granted in 2020, 2019 and 2018 were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the trading price of our common stock on the date of grant.

The input variables are noted in the table below:

	2020	2019	2018
Risk-free interest rate	1.38%	2.51%	2.38%
Expected life in years	3.00	3.00	3.00
Expected volatility	23.26%	23.19%	24.97%
Expected dividend yield (a)	0.00%	0.00%	0.00%
_______________

(a)The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table summarizes activity of performance shares at Target during 2020:

	Performance Condition Awards		Market Condition Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 29, 2019	439	$15.75	362	$19.09
Granted	149	23.37	115	30.31
Dividend equivalent units issued (a)	7	—	6	—
Vested (b)	(148)	13.87	(130)	16.81
Forfeited	(18)	17.29	(7)	26.32
Non-vested at January 3, 2021	429	$19.06	346	$23.65
_______________

(a)Dividend equivalent units are issued in lieu of cash dividends for non-vested performance shares. There is no weighted average fair value associated with dividend equivalent units.

(b)Market condition awards exclude the vesting of an additional 80 shares, which resulted from the performance of the awards exceeding Target.

The total fair value of performance condition awards that vested in 2020, 2019 and 2018 was $3,447, $7,720 and $3,681, respectively. The total fair value of market condition awards that vested in 2020, 2019 and 2018 was $4,910, $7,135 and $3,143, respectively.

Modifications of Share-Based Awards

During 2020, 2019 and 2018, the Company modified the terms of awards granted to seven, ten and eight employees, respectively, in connection with its Operations and Field Realignment Plan, IT Realignment Plan and G&A Realignment Plan discussed in Note 5. These modifications resulted in the accelerated vesting of certain stock options in connection with the termination of such employees. As a result, during 2020, 2019 and 2018, the Company recognized an increase in share-based compensation of $621, $1,011 and $1,238, respectively, which was included in “Reorganization and realignment costs.”

Share-Based Compensation

Total share-based compensation and the related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

	Year Ended
	2020	2019	2018
Stock options	$8,499	$7,685	$7,172
Restricted shares (a)	6,507	5,762	6,030
Performance shares:
Performance condition awards	782	2,195	1,491
Market condition awards	2,521	2,023	1,987
Modifications, net	621	1,011	1,238
Share-based compensation	18,930	18,676	17,918
Less: Income tax benefit	(2,958)	(2,990)	(3,418)
Share-based compensation, net of income tax benefit	$15,972	$15,686	$14,500
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(a)2020, 2019 and 2018 include $213, $396 and $319, respectively, related to retention awards in connection with the Company’s G&A Realignment Plan, which is included in “Reorganization and realignment costs.” See Note 5 for further information.

As of January 3, 2021, there was $25,156 of total unrecognized share-based compensation, which will be recognized over a weighted average amortization period of 2.16 years.

(17) Impairment of Long-Lived Assets

The Company records impairment charges as a result of (1) the deterioration in operating performance of certain Company-operated restaurants, (2) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, including any subsequent lease modifications, and (3) closing Company-operated restaurants and classifying such surplus properties as held for sale. Impairment charges during 2020 were primarily due to the deterioration in operating performance of certain Company-operated restaurants as a result of the COVID-19 pandemic. Additional impairment charges may be recognized by the Company in the event of further deterioration in operating performance of Company-operated restaurants.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets:”

	Year Ended
	2020	2019	2018
Company-operated restaurants	$7,586	$294	$4,060
Restaurants leased or subleased to franchisees	—	5,308	283
Surplus properties	451	1,397	354
	$8,037	$6,999	$4,697

(18) Investment (Loss) Income, Net

	Year Ended
	2020	2019	2018
Gain on sale of investments, net (a) (b)	$—	$24,496	$450,000
Impairment loss on other investments in equity securities	(471)	—	—
Other, net	246	1,102	736
	$(225)	$25,598	$450,736
_______________

(a)In October 2019, the Company received a $25,000 cash settlement related to a previously held investment. As a result, the Company recorded $24,366 to “Investment (loss) income, net” and $634 to “General and administrative” for the reimbursement of related costs.

(b)During 2018, the Company sold its remaining ownership interest in Inspire Brands for $450,000. See Note 8 for further information.

(19) Retirement Benefit Plans

401(k) Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for employees who meet certain minimum requirements and elect to participate. The 401(k) Plan permits employees to contribute up to 75% of their compensation, subject to certain limitations, and provides for matching employee contributions up to 4% of compensation and for discretionary profit sharing contributions. In connection with the matching and profit sharing contributions, the Company recognized compensation expense of $5,175, $4,631 and $4,619 in 2020, 2019 and 2018, respectively.

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

Wendy’s Executive Plans

In conjunction with the Wendy’s Merger, amounts due under supplemental executive retirement plans (collectively, the “SERP”) were funded into a restricted account. As of January 1, 2011, participation in the SERP was frozen to new entrants and future contributions, and existing participants’ balances only earn annual interest. The corresponding SERP liabilities are included in “Accrued expenses and other current liabilities” and “Other liabilities” and, in the aggregate, were $432 and $662 as of January 3, 2021 and December 29, 2019, respectively.

Effective January 1, 2017, the Company implemented a non-qualified, unfunded deferred compensation plan for management and highly compensated employees, whereby participants may defer all or a portion of their base compensation and certain incentive awards on a pre-tax basis. The Company credits the amounts deferred with earnings based on the investment options selected by the participants. The Company may also make discretionary contributions to the plan. The total of participant deferrals was $1,108 and $774 at January 3, 2021 and December 29, 2019, respectively, which are included in “Other liabilities.”

(20) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At January 3, 2021, Wendy’s and its franchisees operated 6,828 Wendy’s restaurants. Of the 361 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 142 restaurants, owned the building and held long-term land leases for 149 restaurants and held leases covering the land and building for 70 restaurants. Wendy’s also owned 509 and leased 1,245 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

Company as Lessee

The components of lease cost for 2020 and 2019 are as follows:

	Year Ended
	2020	2019
Finance lease cost:
Amortization of finance lease assets	$13,395	$11,241
Interest on finance lease liabilities	40,682	37,012
	54,077	48,253
Operating lease cost	91,475	90,537
Variable lease cost (a)	59,076	58,978
Short-term lease cost	4,641	4,717
Total operating lease cost (b)	155,192	154,232
Total lease cost	$209,269	$202,485
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)Includes expenses for executory costs of $38,652 and $37,758 for 2020 and 2019, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $125,553 and $123,899 for 2020 and 2019, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $26,866 and $27,419 for 2020 and 2019, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

The components of rental expense for operating leases for 2018, as accounted for under previous guidance, were as follows:

Year Ended
2018
Rental expense:
Minimum rentals	$95,749
Contingent rentals	18,971
Total rental expense (a)	$114,720
_______________

(a)Includes rental expense related to (1) leases for Company-operated restaurants recorded to “Cost of sales,” (2) leased properties that are subsequently leased to franchisees recorded to “Franchise rental expense” and (3) leases for corporate offices and equipment recorded to “General and administrative.”

Amortization of finance lease assets was $11,603 for 2018.

The following table includes supplemental cash flow and non-cash information related to leases:

	Year End
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$39,349	$39,887
Operating cash flows from operating leases	85,689	91,824
Financing cash flows from finance leases	8,383	6,835
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	34,918	50,061
Operating lease liabilities	18,327	15,411

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table includes supplemental information related to leases:

	Year End
	January 3, 2021	December 29, 2019
Weighted-average remaining lease term (years):
Finance leases	16.2	17.1
Operating leases	14.6	15.4

Weighted average discount rate:
Finance leases	9.54%	9.87%
Operating leases	5.06%	5.09%

Supplemental balance sheet information:
Finance lease assets, gross	$261,308	$242,889
Accumulated amortization	(55,155)	(42,745)
Finance lease assets	206,153	200,144
Operating lease assets	821,480	857,199

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of January 3, 2021:

	Finance Leases		Operating Leases
Fiscal Year	Company-Operated	Franchise and Other	Company-Operated	Franchise and Other
2021 (a)	$4,779	$47,503	$19,195	$70,730
2022	4,963	49,000	19,010	70,633
2023	4,927	50,632	19,037	70,460
2024	5,045	51,007	19,111	70,328
2025	5,140	51,423	19,065	69,977
Thereafter	59,126	628,162	167,441	699,756
Total minimum payments	$83,980	$877,727	$262,859	$1,051,884
Less interest	(30,716)	(412,810)	(77,388)	(326,684)
Present value of minimum lease payments (b) (c)	$53,264	$464,917	$185,471	$725,200
_______________

(a)In addition to the 2021 future minimum rental payments, the Company expects to pay $5,439 primarily during 2021 related to rent deferrals obtained due to the COVID-19 pandemic. The related payable is included in “Accrued expenses and other current liabilities.” See Note 7 for further information.

(b)The present value of minimum finance lease payments of $12,105 and $506,076 are included in “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively.

(c)The present value of minimum operating lease payments of $45,346 and $865,325 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessor

The components of lease income for 2020 and 2019 are as follows:

	Year Ended
	2020	2019
Sales-type and direct-financing leases:
Selling profit	$1,995	$2,285
Interest income (a)	29,067	26,333

Operating lease income	174,452	176,629
Variable lease income	58,196	56,436
Franchise rental income (b)	$232,648	$233,065
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $169,921 and $171,126 recognized during 2020 and 2019, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $38,636 and $37,739 for 2020 and 2019, respectively.

The components of rental income for operating leases and subleases for 2018, as accounted for under previous guidance, were as follows:

Year Ended
2018
Rental income:
Minimum rentals	$184,154
Contingent rentals	19,143
Total rental income (a)	$203,297
_______________

(a)Includes sublease income of $138,363.

During 2018, the Company recognized $27,638 in interest income related to our direct financing leases, which is included in “Interest expense, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table illustrates the Company’s future minimum rental receipts for non-cancelable leases and subleases as of January 3, 2021:

	Sales-Type and Direct Financing Leases		Operating Leases
Fiscal Year	Subleases	Owned Properties	Subleases	Owned Properties
2021 (a)	$31,128	$3,573	$110,920	$54,543
2022	31,953	2,037	111,605	56,017
2023	32,994	2,081	112,498	56,220
2024	34,965	2,089	112,541	57,311
2025	33,844	2,196	111,953	57,904
Thereafter	440,802	21,231	1,115,693	743,814
Total future minimum receipts	605,686	33,207	$1,675,210	$1,025,809
Unearned interest income	(348,692)	(16,015)
Net investment in sales-type and direct financing leases (b)	$256,994	$17,192
_______________

(a)In addition to the 2021 future minimum rental receipts, the Company expects to collect $5,226 primarily during 2021 related to the offer to defer base rent payments in response to the COVID-19 pandemic. The related receivable is included in “Accounts and notes receivable, net.” See Note 7 for further information.

(b)The present value of minimum direct financing rental receipts of $5,965 and $268,221 are included in “Accounts and notes receivable, net” and “Net investment in sales-type and direct financing leases,” respectively. The present value of minimum direct financing rental receipts includes a net investment in unguaranteed residual assets of $215.

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	Year End
	January 3, 2021	December 29, 2019
Land	$279,956	$281,792
Buildings and improvements	309,605	311,047
Restaurant equipment	1,701	1,727
	591,262	594,566
Accumulated depreciation and amortization	(170,722)	(157,130)
	$420,540	$437,436

(21) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Franchisee Image Activation Incentive Programs

In order to promote new restaurant development, Wendy’s has an incentive program for franchisees that provides for technical assistance fee waivers and reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants opened prior to December 31, 2022. In addition, Wendy’s has a restaurant development incentive program that provides for incremental reductions in royalty and national advertising payments for up to the first two years of operation for qualifying new restaurants for existing franchisees that sign up for the program under a new development agreement, or through an extension of their existing development agreement, and commit to incremental development of new Wendy’s restaurants. Under any extended development agreements, franchisees are also eligible for technical assistance fee waivers for restaurants opened one year in advance of their original development schedule so long as

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
the restaurants are opened prior to December 31, 2022. Wendy’s also provides franchisees with the option of an early 20-year or 25-year renewal of their franchise agreement upon completion of reimaging utilizing certain approved Image Activation reimage designs.

Wendy’s also had incentive programs for 2017 available to franchisees that commenced Image Activation restaurant remodels by December 15, 2017. The remodel incentive programs provided for reductions in royalty payments for one year after the completion of construction.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $90,348 as of January 3, 2021. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of January 3, 2021. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations. The liability recorded for our probable exposure associated with these lease guarantees was not material as of January 3, 2021.

Insurance

Wendy’s is self-insured for most workers’ compensation losses and purchases insurance for general liability and automotive liability losses, all subject to a $500 per occurrence retention or deductible limit. Wendy’s determines its liability for claims incurred but not reported for the insurance liabilities on an actuarial basis. As of January 3, 2021, the Company had $18,687 recorded for these insurance liabilities. Wendy’s is self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations and determines its liability for health care claims incurred but not reported based on historical claims runoff data. As of January 3, 2021, the Company had $3,396 recorded for these health care insurance liabilities.

Letters of Credit

As of January 3, 2021, the Company had outstanding letters of credit with various parties totaling $26,587. Substantially all of the outstanding letters of credit include amounts outstanding against the 2019-1 Class A-1 Notes. See Note 12 for further information. We do not expect any material loss to result from these letters of credit.

Purchase and Capital Commitments

Beverage Agreement

The Company has an agreement with a beverage vendor, which provides fountain beverage products and certain marketing support funding to the Company and its franchisees. This agreement requires minimum purchases of certain fountain beverages (“Fountain Beverages”) by the Company and its franchisees at agreed upon prices until the total contractual gallon volume usage is reached. This agreement also provides for an annual advance to be paid to the Company based on the vendor’s expectation of the Company’s annual Fountain Beverages usage, which is amortized over actual usage during the year. In January 2019, the Company amended its contract with the beverage vendor, which now expires at the later of reaching a minimum usage requirement or December 31, 2025. Beverage purchases made by the Company under this agreement during 2020, 2019 and 2018 were $10,986, $11,440 and $10,108, respectively. The Company estimates future annual purchases to be approximately $10,000 in 2021, $10,500 in 2022, $11,000 in 2023, $11,400 in 2024 and $11,900 in 2025 based on current pricing and the expected ratio of usage at Company-operated restaurants to franchised restaurants. As of January 3, 2021, $2,509 is due to the beverage vendor and is included in “Accounts payable,” principally for annual estimated payments that exceeded usage under this agreement.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
IT Services Agreement

In December 2019, the Company entered into an agreement to partner with a third-party global IT consultant on the Company’s new IT organization structure to leverage the consultant’s global capabilities, which the Company believes will enable a more seamless integration between its digital and corporate IT assets. Costs incurred by the Company under this agreement were $16,961 and $1,386 during 2020 and 2019, respectively. The Company’s unconditional purchase obligations under the agreement are approximately $17,200 in 2021, $15,400 in 2022, $13,000 in 2023, $12,200 in 2024 and $6,600 in 2025. As of January 3, 2021, $448 is due to the consultant and is included in “Accrued expenses and other current liabilities.”

Marketing Agreement

The Company has an agreement with two national broadcasters that grants the Company certain marketing and media rights. Costs incurred by the Company under this agreement were approximately $11,000 in each of 2019 and 2018, which are included in “Advertising funds expense.” No costs were incurred under this agreement in 2020. The Company’s unconditional purchase obligations under the agreement are approximately $15,400 in 2021, $12,900 in 2022, $13,400 in 2023 and $12,700 in 2024.

(22) Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties:

	Year Ended
	2020	2019	2018
Transactions with QSCC:
Wendy’s Co-Op (a)	$—	$(504)	$(470)
Lease income (b)	(217)	(217)	(215)
TimWen lease and management fee payments (c)	$16,130	$16,660	$13,044
Yellow Cab royalty, advertising fund, lease and other income (d)	$1,090	$—	$—
_______________

Transactions with QSCC

(a)Wendy’s has a purchasing co-op relationship structure (the “Wendy’s Co-op”) with its franchisees that establishes Quality Supply Chain Co-op, Inc. (“QSCC”). QSCC manages, for the Wendy’s system in the U.S. and Canada, contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment under national agreements with pricing based upon total system volume. QSCC’s supply chain management facilitates continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s supply chain in the U.S. and Canada.

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $504 and $470 in 2019 and 2018, respectively, which are included as a reduction of “Cost of sales.” There were no patronage dividends recorded during 2020.

(b)Pursuant to a lease agreement entered into on January 1, 2017, Wendy’s leased 14,333 square feet of office space to QSCC for an annual base rental of $215. In November 2018, the lease agreement was amended to increase the leased square footage to 14,493 and to increase the annual base rental to $217. The lease was further amended in December 2020 to extend the lease term by one year to December 31, 2021. The Company received $217, $217 and $215 of lease income from QSCC during 2020, 2019 and 2018, respectively, which has been recorded to “Franchise rental income.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
TimWen lease and management fee payments

(c)A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $16,339, $16,867 and $13,256 under these lease agreements during 2020, 2019 and 2018, respectively. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $209, $207 and $212 during 2020, 2019 and 2018, respectively, which has been included as a reduction to “General and administrative.”

Transactions with Yellow Cab

(d)Certain family members and affiliates of Mr. Nelson Peltz, our Chairman, and Mr. Peter May, our Vice Chairman, as well as Mr. Matthew Peltz, a director of the Company, hold indirect, minority ownership interests in operating companies managed by Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee, that as of January 3, 2021 owned and operated 24 Wendy’s restaurants. During the three months ended January 3, 2021, the Company recognized $1,090 in royalty, advertising fund, lease and other income from Yellow Cab and related entities. As of January 3, 2021, $298 was due from Yellow Cab for such payments, which is included in “Accounts and notes receivable, net.”

In November 2020, the Company submitted a consortium bid together with a group of pre-qualified franchisees (of which Yellow Cab was a member) to acquire the Wendy’s restaurants owned by NPC, the Company’s largest franchisee, which filed for chapter 11 bankruptcy in July 2020. As part of the consortium bid, in November 2020, the Company received deposits from each of the pre-qualified franchisees (including Yellow Cab), which amounts were transferred to a third-party escrow account pending resolution of the bankruptcy sale process. The Yellow Cab deposit is included in “Accrued expenses and other current liabilities” and an amount equal to that deposit is being held in escrow and is included in “Prepaid expenses and other current assets” as of January 3, 2021. On January 7, 2021, following a court-approved mediation process, Yellow Cab was selected as the purchaser for 54 of NPC’s Wendy’s restaurants and, at closing, its deposit will be applied against the purchase price for the restaurants. See Note 4 for further information.

(23) Legal and Environmental Matters

The Company is involved in litigation and claims incidental to our business. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. We believe we have adequate accruals for continuing operations for all of our legal and environmental matters. We cannot estimate the aggregate possible range of loss for our existing litigation and claims for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows of a particular reporting period.

Certain of the Company’s present and former directors have been named in two putative shareholder derivative complaints arising out of the cybersecurity incidents that affected certain of our franchisees in 2015 and 2016.  The first case, brought by James Graham in the U.S. District Court for the Southern District of Ohio (the “Graham Case”), asserts claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and gross mismanagement, and additionally names one non-director executive officer of the Company.  The second case, brought by Thomas Caracci in the U.S. District Court for the Southern District of Ohio (the “Caracci Case”), asserts claims of breach of fiduciary duty and violations of Section 14(a) and Rule 14a-9 of the Securities Exchange Act of 1934.  Collectively, the plaintiffs seek a judgment on behalf of the Company for all damages incurred or that will be incurred as a result of the alleged wrongful acts or omissions, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the named individual defendants, a judgment directing the Company to reform its governance and internal procedures, attorneys’ fees and other costs.  The Graham Case and the Caracci Case have been consolidated and on December 21, 2018, the court issued an order naming Graham and his counsel as lead in the case. On January 31, 2019, Graham filed a consolidated verified shareholder derivative complaint with the court. On January 24, 2020, the court granted preliminary approval of the settlement filed in this case. The settlement is subject to the notice and objection provisions set forth therein, and to final approval by the court. If approved, the settlement will resolve and dismiss the claims asserted in these actions.

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

Restricted assets and related liabilities of the Advertising Funds at January 3, 2021 and December 29, 2019 are as follows:

	Year End
	January 3, 2021	December 29, 2019
Cash and cash equivalents (a)	$77,279	$23,973
Accounts receivable, net	63,252	54,394
Other assets	1,775	4,009
Advertising funds restricted assets	$142,306	$82,376

Accounts payable (a)	$123,064	$66,749
Accrued expenses and other current liabilities	17,447	17,446
Advertising funds restricted liabilities	$140,511	$84,195
_______________

(a)Increases during 2020 are due to the timing of payments to vendors.

Advertising expenses included in “Cost of sales” totaled $29,671, $29,954 and $27,939 in 2020, 2019 and 2018, respectively.

(25) Geographic Information

The table below presents revenues and properties information by geographic area:

	U.S.	International	Total
2020
Revenues	$1,635,696	$98,129	$1,733,825
Properties	879,806	36,083	915,889

2019
Revenues	$1,606,619	$102,383	$1,709,002
Properties	941,607	35,393	977,000

2018
Revenues	$1,495,639	$94,297	$1,589,936
Properties	990,992	32,275	1,023,267

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(26) Segment Information

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

Revenues by segment are as follows:

	Year Ended
	2020	2019	2018
Wendy’s U.S.	$1,431,382	$1,404,307	$1,312,491
Wendy’s International	65,642	68,198	67,630
Global Real Estate & Development	236,801	236,497	209,815
Total revenues	$1,733,825	$1,709,002	$1,589,936

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Year Ended
	2020	2019	2018
Wendy’s U.S. (a)	$393,314	$369,193	$355,455
Wendy’s International	20,119	20,246	25,597
Global Real Estate & Development	100,731	107,116	110,632
Total segment profit	514,164	496,555	491,684
Advertising funds surplus	2,904	1,337	4,153
Unallocated general and administrative (b)	(94,256)	(81,230)	(104,208)
Depreciation and amortization	(132,775)	(131,693)	(128,879)
System optimization gains, net	3,148	1,283	463
Reorganization and realignment costs	(16,030)	(16,965)	(9,068)
Impairment of long-lived assets	(8,037)	(6,999)	(4,697)
Unallocated other operating income, net	190	291	444
Interest expense, net	(117,737)	(115,971)	(119,618)
Loss on early extinguishment of debt	—	(8,496)	(11,475)
Investment (loss) income, net	(225)	25,598	450,736
Other income, net	1,449	7,771	5,381
Income before income taxes	$152,795	$171,481	$574,916
_______________

(a)2020 includes advertising funds expense of $14,600 related to the Company funding of incremental advertising.

(b)Includes corporate overhead costs, such as employee compensation and related benefits. 2018 also includes the impact of legal reserves for a settlement of the financial institutions class action of $27,500.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Net income (loss) of our equity method investments for the Brazil JV and TimWen are included in segment profit for the Wendy’s International and Global Real Estate & Development segments, respectively. Net income (loss) of equity method investments by segment was as follows:

	Year Ended
	2020	2019	2018
Wendy’s International	$(417)	$(1,022)	$(1,344)
Global Real Estate & Development	6,513	9,695	9,420
Total net income of equity method investments	$6,096	$8,673	$8,076

(27) Quarterly Financial Information (Unaudited)

The tables below set forth summary unaudited consolidated quarterly financial information for 2020 and 2019. The Company reports on a fiscal year consisting of 52 or 53 weeks ending on the Sunday closest to December 31. During 2020, the Company’s first, second and third fiscal quarters contained 13 weeks and the Company’s fourth quarter contained 14 weeks. All of the Company’s fiscal quarters in 2019 contained 13 weeks.

	2020 Quarter Ended (a)
	March 29	June 28	September 27	January 3
Revenues	$404,960	$402,306	$452,242	$474,317
Cost of sales	149,999	140,626	159,545	164,737
Operating profit	48,732	60,661	81,348	78,567
Net income	$14,441	$24,904	$39,753	$38,734
Basic income per share	$.06	$.11	$.18	$.17
Diluted income per share	$.06	$.11	$.17	$.17

	2019 Quarter Ended (b)
	March 31	June 30	September 29	December 29
Revenues	$408,583	$435,348	$437,880	$427,191
Cost of sales	142,579	151,092	152,425	151,434
Operating profit	66,266	80,573	79,023	36,717
Net income	$31,894	$32,386	$46,127	$26,533
Basic income per share	$.14	$.14	$.20	$.12
Diluted income per share	$.14	$.14	$.20	$.11
_______________

(a)The Company’s consolidated statements of operation in fiscal 2020 were significantly impacted by the advertising funds deficit and reorganization and realignment costs. The pre-tax impact of the advertising funds deficit for the first, second and third quarters was $1,387, $3,205 and $7,293, respectively. The pre-tax impact of reorganization and realignment costs for the first, second, third, and fourth quarters was $3,910, $2,911, $3,375 and $5,834, respectively (see Note 5 for further information).

(b)The Company’s consolidated statements of operations in fiscal 2019 were significantly impacted by investment income, net, franchise support and other costs, reorganization and realignment costs and loss on early extinguishment of debt. The pre-tax impact of investment income, net for the fourth quarter was $24,599 (see Note 8 for further information). The pre-tax impact of franchise support and other costs for the fourth quarter included approximately $16,400 to support U.S. franchisees in preparation for the launch of breakfast across the U.S. system on March 2, 2020. The pre-tax impact of reorganization and realignment costs for the fourth quarter was $12,194 (see Note 5 for further information). The pre-tax impact of loss on early extinguishment of debt for the second and fourth quarters was $7,150 and $1,346, respectively (see Note 12 for further information).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 3, 2021. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of January 3, 2021, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of January 3, 2021. The assessment was performed using the criteria for effective internal control reflected in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for the Company, the management of the Company believes that as of January 3, 2021, internal control over financial reporting of the Company was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated March 3, 2021 on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Wendy’s Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Wendy’s Company and subsidiaries (the “Company”) as of January 3, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 3, 2021, of the Company and our report dated March 3, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Columbus, Ohio
March 3, 2021

Item 9B. Other Information.

None.

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10, 11, 12, 13 and 14 will be furnished on or prior to May 3, 2021 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    1.    Financial Statements:

    See Index to Financial Statements (Item 8).

2.Financial Statement Schedules:

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

4.7
Third Supplement to Base Indenture, dated as of February 4, 2019, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.6 of The Wendy’s Company Form 10-K for the fiscal year ended December 30, 2018 (SEC file no. 001-02207).

EXHIBIT NO.	DESCRIPTION
4.8
Fourth Supplement to the Base Indenture, dated as of June 26, 2019, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 4.2 of The Wendy’s Company Current Report on Form 8-K filed on June 26, 2019 (SEC file no. 001-02207).

4.9
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

4.10
Fifth Supplement to the Base Indenture, dated as of June 17, 2020, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.2 of The Wendy’s Company Current Report on Form 8-K filed on June 18, 2020 (SEC file no. 001-02207).

4.11	Sixth Supplement to the Base Indenture, dated as of January 3, 2021, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.*
4.12	Description of Securities of the Registrant.*
10.1	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).**
10.2
First Amendment to Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.3
Second Amendment to The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).**

10.4
Form of Non-Incentive Stock Option Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended July 1, 2012 (SEC file no. 001-02207).**

10.5
Form of Nonqualified Stock Option Award Agreement under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended October 1, 2017 (SEC file no. 001-02207).**

10.6
Form of Long Term Performance Unit Award Agreement for 2018 under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 1, 2018 (SEC file no. 001-02207).**

10.7
Form of Long Term Performance Unit Award Agreement for 2019 under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 31, 2019 (SEC file no. 001-02207).**

10.8
Form of Long-Term Performance Unit Award Agreement for 2020 under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 29, 2020 (SEC file no. 001-02207).**

10.9
Form of Restricted Stock Unit Award Agreement under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-K for the fiscal year ended December 29, 2019 (SEC file no. 001-02207).**

10.10
Form of Non-Employee Director Restricted Stock Award Agreement under the Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.11	The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**
10.12
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

10.14
Form of Restricted Stock Unit Award Agreement under The Wendy’s 2020 Omnibus Award Plan (Ratable Vesting), incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**

10.15
Form of Non-Employee Director Restricted Stock Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.16
Wendy’s International, LLC Executive Severance Pay Policy, effective as of December 14, 2015, incorporated herein by reference to Exhibit 10.41 to The Wendy’s Company Form 10-K for the fiscal year ended January 3, 2016 (SEC file no. 001-02207).**

10.17
Wendy’s International, LLC Deferred Compensation Plan, effective as of January 1, 2017, incorporated herein by reference to Exhibit 10.34 to The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2017 (SEC file no. 001-02207).**

10.18
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.19
Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010, incorporated herein by reference to Exhibit 10.9 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.20
Amendment No. 2 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.21
Amendment No. 3 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.7 to The Wendy’s Company Form 10-Q for the quarter ended June 28, 2020 (SEC file no. 001-02207).**

10.22
2015-1 Class A-2 Note Purchase Agreement, dated as of May 19, 2015, by and among The Wendy’s Company, the subsidiaries of The Wendy’s Company party thereto and Guggenheim Securities, LLC, acting on behalf of itself and as the representative of the initial purchasers, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on May 20, 2015 (SEC file no. 001-02207).

10.23
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

10.24
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

10.25
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

10.26
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

10.27
Guarantee and Collateral Agreement, dated as of June 1, 2015, by and among Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.28
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
10.29
Management Agreement Amendment, dated as of January 17, 2018, by and among Wendy’s Funding, LLC, as Master Issuer, certain subsidiaries of Wendy’s Funding, LLC party thereto, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on January 17, 2018 (SEC file no. 001-02207).

10.30
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

10.31
Third Amendment to the Management Agreement, dated as of January 3, 2021, by and among Wendy’s Funding, LLC, as Master Issuer, certain subsidiaries of Wendy’s Funding, LLC party thereto, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee.*

10.32
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 31, 2000 (SEC file no. 001-08116).

10.33
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207).

10.34
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.35
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

10.38
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).

10.39
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

10.40
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

10.42
Employment Letter between The Wendy’s Company and Kurt Kane dated as of March 27, 2015, incorporated herein by reference to Exhibit 10.8 of The Wendy’s Company Form 10-Q for the quarter ended June 28, 2015 (SEC file no. 001-02207).**

10.43
Employment Letter between The Wendy’s Company and Gunther Plosch dated as of April 7, 2016, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended April 3, 2016 (SEC file no. 001-02207).**

10.44
Employment Letter between The Wendy’s Company and E. J. Wunsch dated as of September 6, 2016, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended October 2, 2016 (SEC file no. 001-02207).**

10.45	Employment Letter between The Wendy’s Company and J. Kevin Vasconi dated as of September 28, 2020.* **

EXHIBIT NO.	DESCRIPTION
10.46
Non-Compete and Confidentiality Agreement between The Wendy’s Company and Abigail Pringle dated as of October 27, 2020, incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company Form 10-Q for the quarter ended September 27, 2020 (SEC file no. 001-02207).**

10.47
Non-Compete and Confidentiality Agreement between The Wendy’s Company and M. Coley O’Brien dated as of October 27, 2020, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Form 10-Q for the quarter ended September 27, 2020 (SEC file no. 001-02207).**

10.48
Non-Compete and Confidentiality Agreement between The Wendy’s Company and Leigh Burnside dated as of October 27, 2020, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Form 10-Q for the quarter ended September 27, 2020 (SEC file no. 001-02207).**

10.49
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.50
Form of Indemnification Agreement of The Wendy’s Company, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

10.51
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.52
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.53
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101	The following financial information from The Wendy’s Company’s Annual Report on Form 10-K for the year ended January 3, 2021 formatted in Inline eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.
104	The cover page from The Wendy’s Company’s Annual Report on Form 10-K for the year ended January 3, 2021, formatted in Inline XBRL and contained in Exhibit 101.
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

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

THE WENDY’S COMPANY (Registrant)
March 3, 2021	By: /s/ TODD A. PENEGOR
Todd A. Penegor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2021 by the following persons on behalf of the registrant and in the capacities indicated.

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