Form 10-Q
period 2021-04-04
Wendy's Co
filed 2021-05-12
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2021

or

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
Yes ☐ No ☒

There were 221,359,357 shares of The Wendy’s Company common stock outstanding as of May 5, 2021.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	April 4, 2021	January 3, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$316,488	$306,989
Restricted cash	37,948	33,973
Accounts and notes receivable, net	100,312	109,891
Inventories	4,733	4,732
Prepaid expenses and other current assets	48,498	89,732
Advertising funds restricted assets	133,518	142,306
Total current assets	641,497	687,623
Properties	898,420	915,889
Finance lease assets	201,249	206,153
Operating lease assets	806,614	821,480
Goodwill	751,957	751,049
Other intangible assets	1,219,089	1,224,960
Investments	43,743	44,574
Net investment in sales-type and direct financing leases	269,750	268,221
Other assets	124,351	120,057
Total assets	$4,956,670	$5,040,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$31,250	$28,962
Current portion of finance lease liabilities	12,582	12,105
Current portion of operating lease liabilities	45,498	45,346
Accounts payable	29,325	31,063
Accrued expenses and other current liabilities	140,720	155,321
Advertising funds restricted liabilities	137,144	140,511
Total current liabilities	396,519	413,308
Long-term debt	2,205,652	2,218,163
Long-term finance lease liabilities	501,422	506,076
Long-term operating lease liabilities	850,448	865,325
Deferred income taxes	280,077	280,755
Deferred franchise fees	86,532	89,094
Other liabilities	115,355	117,689
Total liabilities	4,436,005	4,490,410
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 221,784 and 224,268 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,901,460	2,899,276
Retained earnings	259,879	238,674
Common stock held in treasury, at cost; 248,640 and 246,156 shares, respectively	(2,640,295)	(2,585,755)
Accumulated other comprehensive loss	(47,421)	(49,641)
Total stockholders’ equity	520,665	549,596
Total liabilities and stockholders’ equity	$4,956,670	$5,040,006
See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	April 4, 2021	March 29, 2020
	(Unaudited)
Revenues:
Sales	$189,057	$166,798
Franchise royalty revenue and fees	122,830	101,705
Franchise rental income	58,876	57,856
Advertising funds revenue	89,440	78,601
	460,203	404,960
Costs and expenses:
Cost of sales	156,850	149,999
Franchise support and other costs	7,686	8,013
Franchise rental expense	32,566	29,301
Advertising funds expense	94,238	79,988
General and administrative	52,622	51,639
Depreciation and amortization	31,542	31,046
System optimization gains, net	(516)	(323)
Reorganization and realignment costs	4,934	3,910
Impairment of long-lived assets	635	4,587
Other operating income, net	(3,476)	(1,932)
	377,081	356,228
Operating profit	83,122	48,732
Interest expense, net	(28,786)	(28,525)
Other income, net	129	1,076
Income before income taxes	54,465	21,283
Provision for income taxes	(13,099)	(6,842)
Net income	$41,366	$14,441

Net income per share:
Basic	$.19	$.06
Diluted	.18	.06

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended
	April 4, 2021	March 29, 2020
	(Unaudited)
Net income	$41,366	$14,441
Other comprehensive income (loss):
Foreign currency translation adjustment	2,220	(12,507)
Other comprehensive income (loss)	2,220	(12,507)
Comprehensive income	$43,586	$1,934

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at January 3, 2021	$47,042	$2,899,276	$238,674	$(2,585,755)	$(49,641)	$549,596
Net income	—	—	41,366	—	—	41,366
Other comprehensive income	—	—	—	—	2,220	2,220
Cash dividends	—	—	(20,156)	—	—	(20,156)
Repurchases of common stock	—	—	—	(56,084)	—	(56,084)
Share-based compensation	—	5,151	—	—	—	5,151
Common stock issued upon exercises of stock options	—	(20)	—	683	—	663
Common stock issued upon vesting of restricted shares	—	(2,996)	—	817	—	(2,179)
Other	—	49	(5)	44	—	88
Balance at April 4, 2021	$47,042	$2,901,460	$259,879	$(2,640,295)	$(47,421)	$520,665

Balance at December 29, 2019	$47,042	$2,874,001	$185,725	$(2,536,581)	$(53,828)	$516,359
Net income	—	—	14,441	—	—	14,441
Other comprehensive loss	—	—	—	—	(12,507)	(12,507)
Cash dividends	—	—	(26,793)	—	—	(26,793)
Repurchases of common stock, including accelerated share repurchase	—	15,000	—	(58,336)	—	(43,336)
Share-based compensation	—	4,539	—	—	—	4,539
Common stock issued upon exercises of stock options	—	280	—	1,330	—	1,610
Common stock issued upon vesting of restricted shares	—	(4,017)	—	726	—	(3,291)
Other	—	33	(7)	27	—	53
Balance at March 29, 2020	$47,042	$2,889,836	$173,366	$(2,592,834)	$(66,335)	$451,075

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	April 4, 2021	March 29, 2020
	(Unaudited)
Cash flows from operating activities:
Net income	$41,366	$14,441
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,542	31,046
Share-based compensation	5,151	4,539
Impairment of long-lived assets	635	4,587
Deferred income tax	(1,116)	748
Non-cash rental expense, net	10,152	6,218
Change in operating lease liabilities	(11,607)	(10,611)
Net receipt (recognition) of deferred vendor incentives	6,522	(2,305)
System optimization gains, net	(516)	(323)
Distributions received from joint ventures, net of equity in earnings	1,409	180
Long-term debt-related activities, net	1,677	1,556
Changes in operating assets and liabilities and other, net	615	(69,445)
Net cash provided by (used in) operating activities	85,830	(19,369)
Cash flows from investing activities:
Capital expenditures	(10,364)	(12,629)
Acquisitions	4,879	—
Dispositions	3	195
Notes receivable, net	397	313
Net cash used in investing activities	(5,085)	(12,121)
Cash flows from financing activities:
Proceeds from long-term debt	—	153,315
Repayments of long-term debt	(11,900)	(14,334)
Repayments of finance lease liabilities	(2,659)	(1,967)
Repurchases of common stock	(55,611)	(45,137)
Dividends	(20,156)	(26,793)
Proceeds from stock option exercises	972	1,722
Payments related to tax withholding for share-based compensation	(2,308)	(3,402)
Net cash (used in) provided by financing activities	(91,662)	63,404
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(10,917)	31,914
Effect of exchange rate changes on cash	823	(5,086)
Net (decrease) increase in cash, cash equivalents and restricted cash	(10,094)	26,828
Cash, cash equivalents and restricted cash at beginning of period	418,241	358,707
Cash, cash equivalents and restricted cash at end of period	$408,147	$385,535

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$5,461	$9,579
Finance leases	5,539	9,274

	April 4, 2021	January 3, 2021
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$316,488	$306,989
Restricted cash	37,948	33,973
Restricted cash, included in Advertising funds restricted assets	53,711	77,279
Total cash, cash equivalents and restricted cash	$408,147	$418,241

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of April 4, 2021 and the results of our operations and cash flows for the three months ended April 4, 2021 and March 29, 2020. The results of operations for the three months ended April 4, 2021 are not necessarily indicative of the results to be expected for the full 2021 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 (the “Form 10-K”).

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic. We continue to monitor the dynamic nature of the COVID-19 pandemic on our business, results and financial condition; however, we cannot predict the ultimate duration, scope or severity of the COVID-19 pandemic or its ultimate impact on our results of operations, financial condition and prospects.

The principal 100% owned subsidiary of the Company is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). The Company manages and internally reports its business in the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. See Note 17 for further information.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended April 4, 2021
Sales at Company-operated restaurants	$189,057	$—	$—	$189,057
Franchise royalty revenue	96,764	11,570	—	108,334
Franchise fees (a)	11,930	1,443	1,123	14,496
Franchise rental income	—	—	58,876	58,876
Advertising funds revenue	84,203	5,237	—	89,440
Total revenues	$381,954	$18,250	$59,999	$460,203

Three Months Ended March 29, 2020
Sales at Company-operated restaurants	$166,798	$—	$—	$166,798
Franchise royalty revenue	84,833	10,523	—	95,356
Franchise fees (a)	5,285	473	591	6,349
Franchise rental income	—	—	57,856	57,856
Advertising funds revenue	74,125	4,476	—	78,601
Total revenues	$331,041	$15,472	$58,447	$404,960
_______________

(a)Includes fees for providing information technology services to franchisees, which are recognized as revenue as earned.

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	April 4, 2021 (a)	January 3, 2021 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$57,546	$57,677
Receivables, which are included in “Advertising funds restricted assets”	55,721	63,252
Deferred franchise fees (c)	95,247	97,785
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $8,715 and $86,532 as of April 4, 2021, respectively, and $8,691 and $89,094 as of January 3, 2021, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Significant changes in deferred franchise fees are as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
Deferred franchise fees at beginning of period	$97,785	$100,689
Revenue recognized during the period	(4,337)	(2,144)
New deferrals due to cash received and other	1,799	1,066
Deferred franchise fees at end of period	$95,247	$99,611

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2021 (a)	$7,204
2022	6,200
2023	6,028
2024	5,831
2025	5,644
Thereafter	64,340
$95,247
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2021, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

(3) Acquisitions

No restaurants were acquired from franchisees during the three months ended April 4, 2021 and March 29, 2020.

NPC Quality Burgers, Inc. (“NPC”)

As previously announced, NPC, formerly the Company’s largest franchisee, filed for chapter 11 bankruptcy in July 2020 and commenced a process to sell all or substantially all of its assets, including its interest in approximately 393 Wendy’s restaurants across eight different markets, pursuant to a court-approved auction process. On November 18, 2020, the Company submitted a consortium bid together with a group of pre-qualified franchisees to acquire NPC’s Wendy’s restaurants. Under the terms of the consortium bid, several existing and new franchisees would have been the ultimate purchasers of seven of the NPC markets, while the Company would have acquired one market. As part of the consortium bid, the Company submitted a deposit of $43,240, which was included in “Prepaid expenses and other current assets” as of January 3, 2021. The deposit included $38,361 received from the group of prequalified franchisees, which was payable to the franchisees and included in “Accrued expenses and other current liabilities” as of January 3, 2021 pending resolution of the bankruptcy sale process.

During the three months ended April 4, 2021, following a court-approved mediation process, NPC and certain affiliates of Flynn Restaurant Group (“FRG”) and the Company entered into separate asset purchase agreements under which all of NPC’s Wendy’s restaurants were sold to Wendy’s approved franchisees. Under the transaction, FRG acquired approximately half of NPC’s Wendy’s restaurants in four markets, while several existing Wendy’s franchisees that were part of the Company’s consortium bid acquired the other half of NPC’s Wendy’s restaurants in the other four markets. The Company did not acquire any restaurants as part of this transaction. In addition, the deposits outstanding as of January 3, 2021 were settled during the three months ended April 4, 2021 upon resolution of the bankruptcy sale process. The net settlement of deposits of $4,879 is included in “Acquisitions” in the condensed consolidated statements of cash flows.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) System Optimization Gains, Net

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to reduce its ownership below the approximately 5% level, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During the three months ended April 4, 2021, the Company facilitated no Franchise Flips. During the three months ended March 29, 2020, the Company facilitated three Franchise Flips. The Company expects to sell 47 Company-operated restaurants in New York (including Manhattan) to franchisees in the second quarter of 2021.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended
	April 4, 2021	March 29, 2020
Post-closing adjustments on sales of restaurants (a)	$515	$345
Gain on sales of other assets, net (b)	1	(22)
System optimization gains, net	$516	$323
_______________

(a)Represents the recognition of deferred gains as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

(b)During the three months ended April 4, 2021 and March 29, 2020, the Company received net cash proceeds of $3 and $195, respectively, primarily from the sale of surplus and other properties.

Assets Held for Sale

	April 4, 2021	January 3, 2021
Number of restaurants classified as held for sale	47	43
Net restaurant assets held for sale (a)	$21,747	$20,587
Other assets held for sale (b)	$1,732	$1,732
_______________

(a)Net restaurant assets held for sale represent the New York Company-operated restaurants we expect to sell in the second quarter of 2021 (including Manhattan as of April 4, 2021) and consist primarily of cash, inventory, property and an estimate of allocable goodwill.

(b)Other assets held for sale primarily consist of surplus properties.

Assets held for sale are included in “Prepaid expenses and other current assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended
	April 4, 2021	March 29, 2020
Operations and field realignment	$274	$—
IT realignment	—	3,559
G&A realignment	(18)	267
System optimization initiative	4,678	84
Reorganization and realignment costs	$4,934	$3,910

Operations and Field Realignment

In September 2020, the Company initiated a plan to reallocate resources to better support the long-term growth strategies for Company and franchise operations (the “Operations and Field Realignment Plan”). The Operations and Field Realignment Plan realigned the Company’s restaurant operations team, including transitioning from separate leaders of Company and franchise operations to a single leader of all U.S. restaurant operations. We also expect to incur contract termination charges, including the planned closure of certain field offices. The Company expects to incur total costs aggregating approximately $7,000 to $9,000 related to the Operations and Field Realignment Plan. During the three months ended April 4, 2021, the Company recognized costs totaling $274, which primarily included severance and related employee costs. The Company expects to incur additional costs aggregating approximately $3,000 to $5,000, comprised primarily of third-party and other costs. The Company expects to recognize the majority of the remaining costs associated with the Operations and Field Realignment Plan during the remainder of 2021.

The following is a summary of the activity recorded as a result of the Operations and Field Realignment Plan:

	Three Months Ended	Total Incurred Since Inception
	April 4, 2021
Severance and related employee costs	$254	$3,367
Third-party and other costs	20	87
	274	3,454
Share-based compensation (a)	—	621
Total operations and field realignment	$274	$4,075
_______________

(a)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the Operations and Field Realignment Plan.

The table below presents a rollforward of our accruals for the Operations and Field Realignment Plan, which are included in “Accrued expenses and other current liabilities” as of April 4, 2021.

	Balance January 3, 2021	Charges	Payments	Balance April 4, 2021
Severance and related employee costs	$2,600	$254	$(1,410)	$1,444
Third-party and other costs	—	20	(20)	—
	$2,600	$274	$(1,430)	$1,444

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

The following is a summary of the activity recorded as a result of the IT Realignment Plan:

	Three Months Ended		Total Incurred Since Inception
	April 4, 2021	March 29, 2020
Severance and related employee costs (a)	$(111)	$145	$8,280
Recruitment and relocation costs	108	171	1,404
Third-party and other costs	3	3,243	6,538
	—	3,559	16,222
Share-based compensation (b)	—	—	193
Total IT realignment	$—	$3,559	$16,415
_______________

(a)The three months ended April 4, 2021 includes a reversal of an accrual as a result of a change in estimate.

(b)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the IT Realignment Plan.

The accruals for the IT Realignment Plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $689 and $41 as of April 4, 2021 and $6,744 and $237 as of March 29, 2020, respectively. The tables below present a rollforward of our accruals for the IT Realignment Plan.

	Balance January 3, 2021	Charges	Payments	Balance April 4, 2021
Severance and related employee costs	$1,508	$(111)	$(667)	$730
Recruitment and relocation costs	—	108	(108)	—
Third-party and other costs	—	3	(3)	—
	$1,508	$—	$(778)	$730

	Balance December 29, 2019	Charges	Payments	Balance March 29, 2020
Severance and related employee costs	$7,548	$145	$(712)	$6,981
Recruitment and relocation costs	—	171	(171)	—
Third-party and other costs	1,076	3,243	(4,319)	—
	$8,624	$3,559	$(5,202)	$6,981

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses (the “G&A Realignment Plan”). Additionally, in May 2019, the Company announced changes to its management and operating structure that included the creation of two new positions, a President, U.S. and Chief Commercial Officer and a President, International and Chief Development Officer, and the elimination of the Chief Operations Officer position. During the three months ended March 29, 2020, the Company recognized costs totaling $267, which primarily included severance and related employee costs and share-based compensation. The Company does not expect to incur any material additional costs under the G&A Realignment Plan.

The following is a summary of the activity recorded as a result of the G&A Realignment Plan:

	Three Months Ended		Total Incurred Since Inception
	April 4, 2021	March 29, 2020
Severance and related employee costs (a)	$(31)	$152	$24,235
Recruitment and relocation costs	1	15	2,877
Third-party and other costs	1	1	2,224
	(29)	168	29,336
Share-based compensation (b)	11	99	8,122
Termination of defined benefit plans	—	—	1,335
Total G&A realignment	$(18)	$267	$38,793
_______________

(a)The three months ended April 4, 2021 includes a reversal of an accrual as a result of a change in estimate.

(b)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our G&A Realignment Plan.

As of April 4, 2021, the accruals for the G&A realignment plan are included in “Accrued expenses and other current liabilities.” As of March 29, 2020, the accruals for the G&A realignment plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled and $3,781 and $408, respectively. The tables below present a rollforward of our accruals for the G&A Realignment Plan.

	Balance January 3, 2021	Charges	Payments	Balance April 4, 2021
Severance and related employee costs	$932	$(31)	$(501)	$400
Recruitment and relocation costs	—	1	(1)	—
Third-party and other costs	—	1	(1)	—
	$932	$(29)	$(503)	$400

	Balance December 29, 2019	Charges	Payments	Balance March 29, 2020
Severance and related employee costs	$5,276	$152	$(1,306)	$4,122
Recruitment and relocation costs	83	15	(31)	67
Third-party and other costs	—	1	(1)	—
	$5,359	$168	$(1,338)	$4,189

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. During the three months ended April 4, 2021, the Company recognized costs totaling $4,678, which were primarily comprised of the write-off of certain lease assets and lease termination fees associated with the NPC bankruptcy sale process. See Note 3 for further

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

information. The Company expects to recognize a gain of approximately $1,400 related to the write-off of certain NPC-related lease liabilities upon final termination of the leases.

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Three Months Ended		Total Incurred Since Inception
	April 4, 2021	March 29, 2020
Severance and related employee costs	$—	$—	$18,237
Professional fees	235	80	22,342
Other (a)	1,354	4	7,207
	1,589	84	47,786
Accelerated depreciation and amortization (b)	—	—	25,398
NPC lease termination costs (c)	3,089	—	3,089
Share-based compensation (d)	—	—	5,013
Total system optimization initiative	$4,678	$84	$81,286
_______________

(a)The three months ended April 4, 2021 includes transaction fees of $1,350 associated with the NPC bankruptcy sale process.

(b)Primarily includes accelerated amortization of previously acquired franchise rights related to the Company-operated restaurants in territories that have been sold to franchisees in connection with our system optimization initiative.

(c)The three months ended April 4, 2021 includes the write-off of lease assets of $1,609 and lease termination fees paid of $1,480.

(d)Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our system optimization initiative.

The table below presents a rollforward of our accruals for our system optimization initiative, which are included in “Accrued expenses and other current liabilities.”

	Balance January 3, 2021	Charges	Payments	Balance April 4, 2021
Professional fees	$1,230	$235	$(1,461)	$4
Other	—	1,354	(1,354)	—
	$1,230	$1,589	$(2,815)	$4

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Three Months Ended
	April 4, 2021	March 29, 2020
Balance at beginning of period	$44,574	$45,310

Equity in earnings for the period	2,167	1,985
Amortization of purchase price adjustments (a)	(595)	(562)
	1,572	1,423
Distributions received	(2,981)	(1,603)
Foreign currency translation adjustment included in “Other comprehensive income (loss)” and other	578	(2,991)
Balance at end of period	$43,743	$42,139
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

(7) Long-Term Debt

Long-term debt consisted of the following:

	April 4, 2021	January 3, 2021
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	$383,000	$386,000
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	430,875	434,250
Series 2018-1 Class A-2 Notes:
3.573% Series 2018-1 Class A-2-I Notes, anticipated repayment date 2025	435,375	436,500
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	459,563	460,750
Series 2015-1 Class A-2 Notes:
4.497% Series 2015-1 Class A-2-III Notes, anticipated repayment date 2025	472,500	473,750
Canadian revolving credit facility	—	1,962
7% debentures, due in 2025	84,291	83,998
Unamortized debt issuance costs	(28,702)	(30,085)
	2,236,902	2,247,125
Less amounts payable within one year	(31,250)	(28,962)
Total long-term debt	$2,205,652	$2,218,163

Senior Notes

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. Under this facility, in June 2019, the Master Issuer issued outstanding Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019-1 Class A-1 Notes”), which allow for the borrowing of up to $150,000 from time to time on a revolving basis using various credit instruments, including a letter of credit facility. In June 2020, the Master Issuer also issued outstanding Series 2020-1 Variable Funding Senior Secured Notes, Class A-1 (the “2020-1 Class A-1 Notes” and, together with the 2019-1 Class A-1 Notes, the “Class A-1 Notes”), which allow for the borrowing of up to $100,000 from time to time on a revolving basis using various credit instruments. As of April 4, 2021, the Company had no outstanding borrowings under the 2019-1 Class A-1 Notes or the 2020-1 Class A-1 Notes.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Other Long-Term Debt

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6,000, which bears interest at the Bank of Montreal Prime Rate. Borrowings under the facility are guaranteed by Wendy’s. In March 2020, the Company drew down C$5,500 under the revolving credit facility, which the Company fully repaid through repayments of C$3,000 in the fourth quarter of 2020 and C$2,500 in the first quarter of 2021. As a result, as of April 4, 2021, the Company had no outstanding borrowings under the Canadian revolving credit facility.

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	April 4, 2021		January 3, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$25,035	$25,035	$75,067	$75,067	Level 1

Financial liabilities
Series 2019-1 Class A-2-I Notes (a)	383,000	405,482	386,000	409,778	Level 2
Series 2019-1 Class A-2-II Notes (a)	430,875	457,201	434,250	469,555	Level 2
Series 2018-1 Class A-2-I Notes (a)	435,375	445,563	436,500	450,381	Level 2
Series 2018-1 Class A-2-II Notes (a)	459,563	487,872	460,750	491,021	Level 2
Series 2015-1 Class A-2-III Notes (a)	472,500	475,949	473,750	481,851	Level 2
Canadian revolving credit facility	—	—	1,962	1,962	Level 2
7% debentures, due in 2025 (a)	84,291	99,900	83,998	98,775	Level 2
_______________

(a)The fair values were based on quoted market prices in markets that are not considered active markets.

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

Total impairment losses may also include the impact of remeasuring long-lived assets held for sale. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 9 for further information on impairment of our long-lived assets.

		Fair Value Measurements
	April 4, 2021	Level 1	Level 2	Level 3
Held and used	$299	$—	$—	$299
Held for sale	—	—	—	—
Total	$299	$—	$—	$299

		Fair Value Measurements
	January 3, 2021	Level 1	Level 2	Level 3
Held and used	$2,653	$—	$—	$2,653
Held for sale	855	—	—	855
Total	$3,508	$—	$—	$3,508

(9) Impairment of Long-Lived Assets

The Company records impairment charges as a result of (1) the deterioration in operating performance of certain Company-operated restaurants, (2) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, including any subsequent lease modifications, and (3) closing Company-operated restaurants and classifying such surplus properties as held for sale. Impairment charges during the three months ended March 29, 2020 were primarily due to the expected deterioration in operating performance of certain Company-operated restaurants as a result of the COVID-19 pandemic.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets:”

	Three Months Ended
	April 4, 2021	March 29, 2020
Company-operated restaurants	$446	$4,395
Restaurants leased or subleased to franchisees	189	—
Surplus properties	—	192
	$635	$4,587

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(10) Income Taxes

The Company’s effective tax rate for the three months ended April 4, 2021 and March 29, 2020 was 24.1% and 32.1%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% primarily due to (1) an increase related to the tax effects of our foreign operations and (2) an increase for state income taxes, including discrete changes to state deferred taxes. These increases were partially offset by a reduction for the benefit of share-based compensation.

There were no significant changes to the unrecognized tax benefits or related interest and penalties for the three months ended April 4, 2021. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $2,016 due primarily to the lapse of statutes of limitations and expected settlements.

The current portion of refundable income taxes was $1,740 and $5,399 as of April 4, 2021 and January 3, 2021, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of April 4, 2021 and January 3, 2021.

(11) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
Net income	$41,366	$14,441

Common stock:
Weighted average basic shares outstanding	223,334	223,533
Dilutive effect of stock options and restricted shares	3,393	4,474
Weighted average diluted shares outstanding	226,727	228,007

Net income per share:
Basic	$.19	$.06
Diluted	$.18	$.06

Basic net income per share for the three months ended April 4, 2021 and March 29, 2020 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share for the three months ended April 4, 2021 and March 29, 2020 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 1,870 and 2,667 for the three months ended April 4, 2021 and March 29, 2020, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(12) Stockholders’ Equity

Dividends

During the first quarter of 2021 and 2020, the Company paid dividends per share of $.09 and $.12, respectively.

Repurchases of Common Stock

In February 2020, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. As previously announced, beginning in March 2020, the Company temporarily suspended all share repurchase activity under the February 2020 authorization in connection with the Company’s response to the COVID-19 pandemic. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022, when and if market and economic conditions warrant and to the extent legally permissible. The Company resumed share repurchases

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

in August 2020. During the three months ended April 4, 2021, the Company repurchased 2,763 shares under the February 2020 repurchase authorization with an aggregate purchase price of $56,046, of which $1,196 was accrued at April 4, 2021, and excluding commissions of $38. As of April 4, 2021, the Company had $11,670 of availability remaining under its February 2020 authorization. Subsequent to April 4, 2021 through May 5, 2021, the Company repurchased 529 shares under the February 2020 authorization with an aggregate purchase price of $11,670, excluding commissions of $7. In addition, in May 2021, the Board of Directors approved an increase of $50,000 to the February 2020 authorization, resulting in an aggregate authorization of $150,000 that continues to expire on February 28, 2022. The Company has $50,000 of availability remaining under the authorization as of May 12, 2021.

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

In addition to the shares repurchased in connection with the 2019 ASR Agreement, during the three months ended March 29, 2020, the Company repurchased 2,091 shares with an aggregate purchase price of $43,307, excluding commissions of $29, under the February 2020 authorization and the February 2019 authorization. After taking into consideration these repurchases, with the completion of the 2019 ASR Agreement in February 2020, the Company completed its February 2019 authorization.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss:

	Three Months Ended
	April 4, 2021	March 29, 2020
Balance at beginning of period	$(49,641)	$(53,828)
Foreign currency translation	2,220	(12,507)
Balance at end of period	$(47,421)	$(66,335)

(13) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At April 4, 2021, Wendy’s and its franchisees operated 6,838 Wendy’s restaurants. Of the 362 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 142 restaurants, owned the building and held long-term land leases for 151 restaurants and held leases covering the land and building for 69 restaurants. Wendy’s also owned 509 and leased 1,242 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
Finance lease cost:
Amortization of finance lease assets	$3,508	$3,186
Interest on finance lease liabilities	10,293	10,058
	13,801	13,244
Operating lease cost	23,361	21,165
Variable lease cost (a)	15,188	14,370
Short-term lease cost	1,326	1,330
Total operating lease cost (b)	39,875	36,865
Total lease cost	$53,676	$50,109
_______________

(a)Includes expenses for executory costs of $10,063 and $9,743 for the three months ended April 4, 2021 and March 29, 2020, respectively, for which the Company is reimbursed by sublessees.

(b)The three months ended April 4, 2021 and March 29, 2020 include $32,552 and $29,291, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees and $6,681 and $6,833, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

Company as Lessor

The components of lease income are as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
Sales-type and direct-financing leases:
Selling profit	$1,912	$628
Interest income	7,489	7,248

Operating lease income	$44,122	$43,952
Variable lease income	14,754	13,904
Franchise rental income (a)	$58,876	$57,856
_______________

(a)The three months ended April 4, 2021 and March 29, 2020 include sublease income of $43,250 and $42,042, respectively, of which $9,874 and $9,709, respectively, represents lessees’ variable payments to the Company for executory costs.

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

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. During the three months ended April 4, 2021 and March 29, 2020, Wendy’s paid TimWen $4,026 and $3,855, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $54 and $51 during the three months ended April 4, 2021 and March 29, 2020, respectively, which has been included as a reduction to “General and administrative.”

Transactions with Yellow Cab

Certain family members and affiliates of Mr. Nelson Peltz, our Chairman, and Mr. Peter May, our Vice Chairman, as well as Mr. Matthew Peltz, a director of the Company, hold indirect, minority ownership interests in operating companies managed by Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee, that as of April 4, 2021 owned and operated 78 Wendy’s restaurants (including Wendy’s restaurants acquired from NPC during the first quarter of 2021 as described below). During the three months ended April 4, 2021, the Company recognized $1,659 in royalty, advertising fund, lease and other income from Yellow Cab and related entities. As of April 4, 2021, $1,025 was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

In November 2020, the Company submitted a consortium bid together with a group of pre-qualified franchisees (of which Yellow Cab was a member) to acquire the Wendy’s restaurants owned by NPC, the Company’s largest franchisee, which filed for chapter 11 bankruptcy in July 2020. As part of the consortium bid, in November 2020, the Company received deposits from each of the pre-qualified franchisees (including Yellow Cab), which amounts were transferred to a third-party escrow account pending resolution of the bankruptcy sale process. On January 7, 2021, following a court-approved mediation process, Yellow Cab was selected as the purchaser for 54 of NPC’s Wendy’s restaurants. In March 2021, Yellow Cab closed on its acquisition of these restaurants and its deposit was applied against the purchase price for the restaurants. See Note 3 for further information.

(15) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $87,477 as of April 4, 2021. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of April 4, 2021. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations. The liability recorded for our probable exposure associated with these lease guarantees was not material as of April 4, 2021.

Letters of Credit

As of April 4, 2021, the Company had outstanding letters of credit with various parties totaling $26,571. Substantially all of the outstanding letters of credit include amounts outstanding against the 2019-1 Class A-1 Notes. We do not expect any material loss to result from these letters of credit.

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

We previously described certain legal proceedings in the Form 10-K. As of April 4, 2021, there were no material developments in those legal proceedings.

(17) Segment Information

Revenues by segment were as follows:

	Three Months Ended
	April 4, 2021	March 29, 2020
Wendy’s U.S.	$381,954	$331,041
Wendy’s International	18,250	15,472
Global Real Estate & Development	59,999	58,447
Total revenues	$460,203	$404,960

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended
	April 4, 2021	March 29, 2020
Wendy’s U.S. (a)	$112,087	$81,828
Wendy’s International	7,684	5,095
Global Real Estate & Development	26,253	26,490
Total segment profit	$146,024	$113,413
Advertising funds deficit	(1,264)	(1,387)
Unallocated general and administrative (b)	(25,107)	(24,119)
Depreciation and amortization	(31,542)	(31,046)
System optimization gains, net	516	323
Reorganization and realignment costs	(4,934)	(3,910)
Impairment of long-lived assets	(635)	(4,587)
Unallocated other operating income, net	64	45
Interest expense, net	(28,786)	(28,525)
Other income, net	129	1,076
Income before income taxes	$54,465	$21,283
_______________

(a)For the three months ended April 4, 2021, includes advertising funds expense of $3,534 related to the expected Company funding of incremental advertising during 2021.

(b)Includes corporate overhead costs, such as employee compensation and related benefits.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 (the “Form 10-K”). There have been no material changes as of April 4, 2021 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the United States (the “U.S.”) based on traffic share, and the third largest globally with 6,838 restaurants in the U.S. and 30 foreign countries and U.S. territories as of April 4, 2021.

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

The Company is comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Wendy’s International includes the franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our TimWen real estate joint venture. In addition, Global Real Estate & Development earns fees from facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”) and providing other development-related services to franchisees. In this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company reports on the segment profit for each of the three segments described above. The Company measures segment profit based on segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Segment adjusted EBITDA excludes certain unallocated general and administrative expenses and other items that vary from period to period without correlation to the Company’s core operating performance. See “Results of Operations” below and Note 17 to the Condensed Consolidated Financial Statements contained in Item 1 herein for segment financial information.

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31. All three-month periods presented herein contain 13 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

Executive Overview

Our Business

As of April 4, 2021, the Wendy’s restaurant system was comprised of 6,838 restaurants, with 5,885 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 362 were operated by the Company and 5,523 were operated by a total of 228 franchisees. In addition, at April 4, 2021, there were 953 Wendy’s restaurants in operation in 30 foreign countries and U.S. territories, all of which were franchised.

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of April 4, 2021.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and consumer spending levels, general economic and market trends and weather. The COVID-19 pandemic has had and may continue to have the effect of heightening the impact of many of these factors.

Wendy’s long-term growth opportunities include investing in accelerated global growth through (1) building our breakfast daypart, (2) continued implementation of consumer-facing digital platforms and technologies and (3) expanding the Company’s footprint through targeted U.S. expansion and accelerated international expansion through same-restaurant sales growth and new restaurant development, including the Company’s plan to open Company-operated restaurants in the United Kingdom (“U.K.”) in early June of 2021.

Key Business Measures

We track our results of operations and manage our business using the following key business measures, which includes a non-GAAP financial measure:

•Same-Restaurant Sales - We report same-restaurant sales commencing after new restaurants have been open for 15 continuous months and as soon as reimaged restaurants reopen. Restaurants temporarily closed for more than one fiscal week are excluded from same-restaurant sales. For fiscal 2020, same-restaurant sales excluded the impact of a 53rd operating week. In fiscal 2020, same-restaurant sales compared the 52 weeks from December 30, 2019 through December 27, 2020 to the 52 weeks from December 31, 2018 through December 29, 2019. For fiscal 2021, same-restaurant sales will compare the 52 weeks from January 4, 2021 through January 2, 2022 to the 52 weeks from January 6, 2020 through January 3, 2021. This methodology is consistent with the metric used by our management for internal reporting and analysis. The table summarizing same-restaurant sales below in “Results of Operations” provides the same-restaurant sales percent changes.

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

•Systemwide Sales - Systemwide sales is a non-GAAP financial measure, which includes sales by both Company-operated restaurants and franchised restaurants. Franchised restaurants’ sales are reported by our franchisees and represent their revenues from sales at franchised Wendy’s restaurants. The Company’s consolidated financial statements do not include sales by franchised restaurants to their customers. The Company’s royalty and advertising funds revenues are computed as percentages of sales made by Wendy’s franchisees. As a result, sales by Wendy’s franchisees have a direct effect on the Company’s royalty and advertising funds revenues and profitability.

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

The Company believes its presentation of same-restaurant sales, restaurant margin and systemwide sales provide a meaningful perspective of the underlying operating performance of the Company’s current business and enables investors to better understand and evaluate the Company’s historical and prospective operating performance. The Company believes that these metrics are important supplemental measures of operating performance because they highlight trends in the Company’s business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes investors, analysts and other interested parties use these metrics in evaluating issuers and that the presentation of these measures facilitates a comparative assessment of the Company’s operating performance. With respect to same-restaurant sales and systemwide sales, the Company also believes that the data is useful in assessing consumer demand for the Company’s products and the overall success of the Wendy’s brand.

The non-GAAP financial measure discussed above does not replace the presentation of the Company’s financial results in accordance with GAAP. Because all companies do not calculate non-GAAP financial measures in the same way, this measure as used by other companies may not be consistent with the way the Company calculates such measure.

First Quarter 2021 Financial Highlights

•Revenue increased 13.6% to $460.2 million in the first quarter of 2021 compared to $405.0 million in the first quarter of 2020;

•Global same-restaurant sales increased 13.0%, U.S. same-restaurant sales increased 13.5% and international same-restaurant sales increased 7.9%;

•Company-operated restaurant margin was 17.0% in the first quarter of 2021, an increase of 690 basis points; and

•Net income was $41.4 million in the first quarter of 2021 compared to $14.4 million in the first quarter of 2020.

COVID-19 Update

On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic. We continue to monitor the dynamic nature of the COVID-19 pandemic on our business, results and financial condition; however, we cannot predict the ultimate duration, scope or severity of the COVID-19 pandemic or its ultimate impact on our results of operations, financial condition and prospects.

In response to the pandemic, in March 2020, Wendy’s updated its brand standard to include the closure of all dining rooms except where there were specific needs, or a drive-thru or pick-up window option was not available, subject to applicable federal, state and local requirements. Substantially all Wendy’s restaurants continued to offer drive-thru and delivery service to our customers. During the second quarter of 2020, the Company began to implement its restaurant and dining room reopening process through a phased approach in accordance with federal, state and local requirements, with customer and team member safety as its top priority. Dining rooms have been re-opening at each restaurant owner’s discretion, subject to applicable regulatory restrictions. As of April 4, 2021, approximately 85% of dining rooms were open across the Wendy’s system offering carryout and, in some cases, dine in services. Global systemwide same-restaurant sales during the first quarter of 2021 increased 13.0%, in part due to a significant increase in customer count compared with the adversely impacted fiscal month of March 2020.

Breakfast

Wendy’s long-term growth opportunities include investing in accelerated global growth, which includes building upon our breakfast daypart. Since the launch of breakfast across the U.S. system on March 2, 2020, same-restaurant sales have benefited from this new daypart, with breakfast contributing 3.7% to U.S. same-restaurant sales during the first quarter of 2021. The Company expects to fund $15.0 million of incremental advertising to support the breakfast daypart during 2021.

Digital

Wendy’s long-term growth opportunities include accelerating same-restaurant sales through continued implementation of consumer-facing digital platforms and technologies. The Company has invested significant resources to focus on consumer-facing technology, including activating mobile ordering via Wendy’s mobile app, launching the Wendy’s Rewards loyalty program and establishing delivery agreements with third-party vendors. The Company’s digital business continues to grow and represented approximately 7.5% of U.S. systemwide sales during the first quarter of 2021, which is more than double the amount in the first quarter of 2020.

Operations and Field Realignment

In September 2020, the Company initiated a plan to reallocate resources to better support the long-term growth strategies for Company and franchise operations (the “Operations and Field Realignment Plan”). The Operations and Field Realignment Plan realigned the Company’s restaurant operations team, including transitioning from separate leaders of Company and franchise operations to a single leader of all U.S. restaurant operations. We also expect to incur contract termination charges, including the planned closure of certain field offices. The Company expects to incur total costs aggregating approximately $7.0 million to $9.0 million, of which approximately $6.5 million to $8.5 million will be cash expenditures, related to the Operations and Field Realignment Plan. Costs related to the Operations and Field Realignment Plan are recorded to “Reorganization and realignment costs.” During the three months ended April 4, 2021, the Company recognized costs totaling $0.3 million, which primarily included severance and related employee costs. The Company expects to incur additional costs aggregating approximately $3.0 million to $5.0 million, comprised primarily of third-party and other costs. The Company expects to recognize the majority of the remaining costs and make the majority of the remaining cash expenditures associated with the Operations and Field Realignment Plan during the remainder of 2021.

NPC Quality Burgers, Inc. (“NPC”)

As previously announced, NPC, formerly the Company’s largest franchisee, filed for chapter 11 bankruptcy in July 2020 and commenced a process to sell all or substantially all of its assets, including its interest in approximately 393 Wendy’s restaurants across eight different markets, pursuant to a court-approved auction process. On November 18, 2020, the Company submitted a consortium bid together with a group of pre-qualified franchisees to acquire NPC’s Wendy’s restaurants. Under the terms of the consortium bid, several existing and new franchisees would have been the ultimate purchasers of seven of the NPC markets, while the Company would have acquired one market.

During the three months ended April 4, 2021, following a court-approved mediation process, NPC and certain affiliates of Flynn Restaurant Group (“FRG”) and the Company entered into separate asset purchase agreements under which all of NPC’s Wendy’s restaurants were sold to Wendy’s approved franchisees. Under the transaction, FRG acquired approximately half of NPC’s Wendy’s restaurants in four markets, while several existing Wendy’s franchisees that were part of the Company’s consortium bid acquired the other half of NPC’s Wendy’s restaurants in the other four markets. The Company did not acquire any restaurants as part of this transaction.

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the first quarter of 2021 and 2020.

	First Quarter
	2021	2020	Change
Revenues:
Sales	$189.1	$166.8	$22.3
Franchise royalty revenue and fees	122.8	101.7	21.1
Franchise rental income	58.9	57.9	1.0
Advertising funds revenue	89.4	78.6	10.8
	460.2	405.0	55.2
Costs and expenses:
Cost of sales	156.9	150.0	6.9
Franchise support and other costs	7.7	8.0	(0.3)
Franchise rental expense	32.6	29.3	3.3
Advertising funds expense	94.2	80.0	14.2
General and administrative	52.6	51.6	1.0
Depreciation and amortization	31.5	31.0	0.5
System optimization gains, net	(0.5)	(0.3)	(0.2)
Reorganization and realignment costs	4.9	3.9	1.0
Impairment of long-lived assets	0.6	4.6	(4.0)
Other operating income, net	(3.4)	(1.8)	(1.6)
	377.1	356.3	20.8
Operating profit	83.1	48.7	34.4
Interest expense, net	(28.8)	(28.5)	(0.3)
Other income, net	0.2	1.1	(0.9)
Income before income taxes	54.5	21.3	33.2
Provision for income taxes	(13.1)	(6.9)	(6.2)
Net income	$41.4	$14.4	$27.0

	First Quarter
	2021	% of Total Revenues	2020	% of Total Revenues
Revenues:
Sales	$189.1	41.1%	$166.8	41.2%
Franchise royalty revenue and fees:
Franchise royalty revenue	108.3	23.5%	95.4	23.6%
Franchise fees	14.5	3.2%	6.3	1.5%
Total franchise royalty revenue and fees	122.8	26.7%	101.7	25.1%
Franchise rental income	58.9	12.8%	57.9	14.3%
Advertising funds revenue	89.4	19.4%	78.6	19.4%
Total revenues	$460.2	100.0%	$405.0	100.0%

	First Quarter
	2021	% of Sales	2020	% of Sales
Cost of sales:
Food and paper	$54.8	29.0%	$52.5	31.5%
Restaurant labor	60.1	31.8%	57.0	34.2%
Occupancy, advertising and other operating costs	42.0	22.2%	40.5	24.2%
Total cost of sales	$156.9	83.0%	$150.0	89.9%

	First Quarter
	2021	% of Sales	2020	% of Sales
Restaurant margin	$32.2	17.0%	$16.8	10.1%

The tables below present certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	First Quarter
	2021	2020
Key business measures:
U.S. same-restaurant sales:
Company-operated restaurants	13.0%	(0.7)%
Franchised restaurants	13.6%	0.1%
Systemwide	13.5%	0.0%

International same-restaurant sales (a)	7.9%	(1.6)%

Global same-restaurant sales:
Company-operated restaurants	13.0%	(0.7)%
Franchised restaurants (a)	13.0%	(0.1)%
Systemwide (a)	13.0%	(0.2)%
________________

(a)Includes international franchised restaurants same-restaurant sales (excluding Argentina and Venezuela due to the impact of the highly inflationary economies of those countries).

	First Quarter
	2021	2020
Key business measures (continued):
Systemwide sales: (a)
Company-operated	$189.1	$166.8
U.S. franchised	2,458.3	2,174.2
U.S. systemwide	2,647.4	2,341.0
International franchised (b)	303.6	272.6
Global systemwide	$2,951.0	$2,613.6
________________

(a)During the first quarter of 2021 and 2020, global systemwide sales increased 12.5% and 1.0%, respectively, U.S. systemwide sales increased 13.1% and 1.0%, respectively, and international franchised sales increased 7.3% and 1.0%, respectively, on a constant currency basis.

(b)Excludes Argentina and Venezuela due to the impact of the highly inflationary economies of those countries.

	First Quarter
	Company-operated	U.S. Franchised	International Franchised	Systemwide
Restaurant count:
Restaurant count at January 3, 2021	361	5,520	947	6,828
Opened	2	18	18	38
Closed (a)	(1)	(15)	(12)	(28)
Restaurant count at April 4, 2021	362	5,523	953	6,838
________________

(a)Excludes restaurants temporarily closed due to the impact of the COVID-19 pandemic.

Sales	First Quarter
	2021	2020	Change
Sales	$189.1	$166.8	$22.3

The increase in sales for the first quarter of 2021 was primarily due to a 13.0% increase in Company-operated same-restaurant sales. Company-operated same-restaurant sales increased due to (1) higher average check and (2) the positive impact from the breakfast daypart, partially offset by a decrease in customer count. Company-operated same-restaurant sales benefited from government stimulus payments to consumers during the first quarter of 2021.

Franchise Royalty Revenue and Fees	First Quarter
	2021	2020	Change
Franchise royalty revenue	$108.3	$95.4	$12.9
Franchise fees	14.5	6.3	8.2
	$122.8	$101.7	$21.1

The increase in franchise royalty revenue during the first quarter of 2021 was primarily due to a 13.0% increase in global franchise same-restaurant sales. Franchise same-restaurant sales increased due to (1) higher average check and (2) the positive impact from the breakfast daypart, partially offset by a decrease in customer count. Franchise same-restaurant sales benefited from government stimulus payments to consumers during the first quarter of 2021.

The increase in franchise fees during the first quarter of 2021 was primarily due to (1) an increase in fees for providing information technology services to franchisees and (2) the accelerated recognition of fees associated with development agreements that were canceled primarily as a result of the NPC bankruptcy sale process.

Franchise Rental Income	First Quarter
	2021	2020	Change
Franchise rental income	$58.9	$57.9	$1.0

The increase in franchise rental income during the first quarter of 2021 was primarily due to assigning certain leases to a franchisee during 2020.

Advertising Funds Revenue	First Quarter
	2021	2020	Change
Advertising funds revenue	$89.4	$78.6	$10.8

The Company maintains two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants in the U.S. and Canada. Franchisees make contributions to the national advertising funds based on a percentage of sales of the franchised restaurants. The increase in advertising funds revenue during the first quarter of 2021 was primarily due to an increase in franchise same-restaurant sales in the U.S. and Canada.

Cost of Sales, as a Percent of Sales	First Quarter
	2021	2020	Change
Food and paper	29.0%	31.5%	(2.5)%
Restaurant labor	31.8%	34.2%	(2.4)%
Occupancy, advertising and other operating costs	22.2%	24.2%	(2.0)%
	83.0%	89.9%	(6.9)%

The decrease in cost of sales, as a percent of sales, during the first quarter of 2021 was primarily due to (1) higher average check and (2) lower commodity costs. These impacts were partially offset by (1) restaurant labor rate increases and (2) a decrease in customer count.

Franchise Support and Other Costs	First Quarter
	2021	2020	Change
Franchise support and other costs	$7.7	$8.0	$(0.3)

The decrease in franchise support and other costs during the first quarter of 2021 was primarily due to investments made during the first quarter of 2020 to support U.S. franchisees in preparation of the national launch of breakfast on March 2, 2020. This decrease was partially offset by an increase in costs incurred to provide information technology services to our franchisees.

Franchise Rental Expense	First Quarter
	2021	2020	Change
Franchise rental expense	$32.6	$29.3	$3.3

The increase in franchise rental expense during the first quarter of 2021 was primarily due to the impact of assigning certain leases to a franchisee in 2020.

Advertising Funds Expense	First Quarter
	2021	2020	Change
Advertising funds expense	$94.2	$80.0	$14.2

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. The Company expects advertising funds expense to exceed advertising funds revenue by approximately $21.0 million for 2021, which includes (1) the Company’s decision to fund up to $15.0 million of incremental advertising and (2) the amount by which advertising funds revenue exceeded advertising funds expense in 2020 (excluding the Company’s funding of $14.6 million of incremental advertising) and 2019 of approximately $6.0 million. During the first quarter of 2021, advertising funds expense increased due to (1) an increase in franchise same-restaurant sales in the U.S. and Canada and (2) the recognition of $4.8 million of the expected advertising spend in excess of advertising funds revenue.

General and Administrative	First Quarter
	2021	2020	Change
Incentive compensation	$7.4	$3.0	$4.4
Travel-related expenses	0.5	3.1	(2.6)
Other, net	44.7	45.5	(0.8)
	$52.6	$51.6	$1.0

The increase in general and administrative expenses during the first quarter of 2021 was primarily due to an increase in incentive compensation accruals due to higher operating performance in the first quarter of 2021 versus the first quarter of 2020, partially offset by a decrease in travel-related expenses as a result of reduced travel.

Depreciation and Amortization	First Quarter
	2021	2020	Change
Restaurants	$19.4	$19.5	$(0.1)
Technology support, corporate and other	12.1	11.5	0.6
	$31.5	$31.0	$0.5

The increase in depreciation and amortization during the first quarter of 2021 was primarily due to an increase in depreciation and amortization for technology investments.

System Optimization Gains, Net	First Quarter
	2021	2020	Change
System optimization gains, net	$(0.5)	$(0.3)	$(0.2)

System optimization gains, net for the first quarter of 2021 and 2020 were primarily comprised of post-closing adjustments on previous sales of restaurants.

Reorganization and Realignment Costs	First Quarter
	2021	2020	Change
Operations and field realignment	$0.2	$—	$0.2
IT realignment	—	3.5	(3.5)
G&A realignment	—	0.3	(0.3)
System optimization initiative	4.7	0.1	4.6
	$4.9	$3.9	$1.0

In December 2019, the Company’s Board of Directors approved the IT Realignment Plan to realign and reinvest resources in its IT organization to strengthen its ability to accelerate growth. Additionally, in June 2020, the Company made changes to its leadership structure that included the elimination of the Chief Digital Experience Officer position and the creation of a Chief Information Officer position. During the first quarter of 2020, the Company recognized costs associated with the IT Realignment Plan totaling $3.5 million, which primarily included third-party and other costs. The Company does not expect to incur any material additional costs under the IT Realignment Plan.

As part of the Company’s system optimization initiative, the Company expects to continue to optimize the Wendy’s system through strategic restaurant acquisitions and dispositions, as well as by facilitating franchisee-to-franchisee restaurant transfers. During the first quarter of 2021, the Company recognized costs associated with its system optimization initiative totaling $4.7 million, which were primarily comprised of the write-off of certain lease assets and lease termination fees associated with the NPC bankruptcy sale process. The Company expects to recognize a gain of approximately $1.4 million related to the write-off of certain NPC-related lease liabilities upon final termination of the leases.

Impairment of Long-Lived Assets	First Quarter
	2021	2020	Change
Impairment of long-lived assets	$0.6	$4.6	$(4.0)

The decrease in impairment charges during the first quarter of 2021 was primarily driven by the expected deterioration in operating performance of certain Company-operated restaurants in the first quarter of 2020 as a result of the COVID-19 pandemic.

Other Operating Income, Net	First Quarter
	2021	2020	Change
Gains on sales-type leases	$(1.9)	$(0.6)	$(1.3)
Equity in earnings in joint ventures, net	(1.6)	(1.4)	(0.2)
Other, net	0.1	0.2	(0.1)
	$(3.4)	$(1.8)	$(1.6)

The change in other operating income, net during the first quarter of 2021 was primarily due to gains on new and modified sales-type leases.

Interest Expense, Net	First Quarter
	2021	2020	Change
Interest expense, net	$28.8	$28.5	$0.3

Interest expense, net increased during the first quarter of 2021 primarily due to higher commitment fees on our Class A-1 Notes.

Other Income, Net	First Quarter
	2021	2020	Change
Other income, net	$0.2	$1.1	$(0.9)

Other income, net decreased during the first quarter of 2021 primarily due to lower interest income earned on our cash equivalents.

Provision for Income Taxes	First Quarter
	2021	2020	Change
Income before income taxes	$54.5	$21.3	$33.2
Provision for income taxes	(13.1)	(6.9)	(6.2)
Effective tax rate on income	24.1%	32.1%	(8.0)%

Our effective tax rates for the first quarter of 2021 and 2020 were impacted by variations in income before income taxes, including uncertainty in 2020 income before income taxes arising from the COVID-19 pandemic, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The decrease in the effective tax rate for the first quarter of 2021 compared with the first quarter of 2020 was primarily due to a decrease in the tax effect of our foreign operations, partially offset by a reduction in the benefit of share-based compensation.

Segment Information

See Note 17 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	First Quarter
	2021	2020	Change
Sales	$189.1	$166.8	$22.3
Franchise royalty revenue	96.8	84.8	12.0
Franchise fees	11.9	5.3	6.6
Advertising fund revenue	84.2	74.1	10.1
Total revenues	$382.0	$331.0	$51.0
Segment profit	$112.1	$81.8	$30.3

The increase in Wendy’s U.S. revenues during the first quarter of 2021 was primarily due to an increase in systemwide same-restaurant sales. Same-restaurant sales increased due to (1) higher average check and (2) the positive impact from the breakfast daypart, partially offset by a decrease in customer count. Wendy’s U.S. revenues also benefited from higher franchise fees, primarily due to an increase in fees for providing information technology services to franchisees.

The increase in Wendy’s U.S. segment profit during the first quarter of 2021 was primarily due to (1) higher revenues and (2) lower cost of sales, as a percent of sales, for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales.” These changes were partially offset by advertising funds expense of $3.5 million related to the expected Company funding of incremental advertising during 2021.

Wendy’s International

	First Quarter
	2021	2020	Change
Franchise royalty revenue	$11.6	$10.5	$1.1
Franchise fees	1.4	0.5	0.9
Advertising fund revenue	5.2	4.5	0.7
Total revenues	$18.2	$15.5	$2.7
Segment profit	$7.7	$5.1	$2.6

The increase in Wendy’s International revenues during the first quarter of 2021 was primarily due to an increase in same-restaurant sales. Same-restaurant sales increased due to higher average check, partially offset by a decrease in customer count. The increase in Wendy’s International segment profit during the first quarter of 2021 was primarily due to higher revenues.

Global Real Estate & Development

	First Quarter
	2021	2020	Change
Franchise fees	$1.1	$0.5	$0.6
Franchise rental income	58.9	57.9	1.0
Total revenues	$60.0	$58.4	$1.6
Segment profit	$26.3	$26.5	$(0.2)

The increase in Global Real Estate & Development revenues during the first quarter of 2021 was primarily due to higher franchise rental income. See “Franchise Rental Income” above for further information.

The decrease in Global Real Estate & Development segment profit during the first quarter of 2021 was primarily due to a decrease in net rental income, reflecting the impact of assigning certain leases to a franchisee during 2020, partially offset by gains on new and modified sales-type leases.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Our principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to stockholders.

Our anticipated cash requirements for the remainder of 2021, exclusive of operating cash flow requirements, consist principally of:

•capital expenditures of approximately $70.0 million to $80.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $80.0 million to $90.0 million;

•cash dividends aggregating approximately $66.4 million as discussed below in “Dividends;” and

•potential stock repurchases of up to $61.7 million, of which $11.7 million was repurchased subsequent to April 4, 2021 through May 5, 2021, as discussed below in “Stock Repurchases.”

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

The table below summarizes our cash flows from operating, investing and financing activities for the first three months of 2021 and 2020:

	First Quarter
	2021	2020	Change
Net cash provided by (used in):
Operating activities	$85.8	$(19.4)	$105.2
Investing activities	(5.1)	(12.1)	7.0
Financing activities	(91.7)	63.4	(155.1)
Effect of exchange rate changes on cash	0.9	(5.1)	6.0
Net (decrease) increase in cash, cash equivalents and restricted cash	$(10.1)	$26.8	$(36.9)

Operating Activities

Cash provided by (used in) operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by (used in) operating activities was $85.8 million and $(19.4) million in the first quarter of 2021 and 2020, respectively. The change was primarily due to (1) higher net income, adjusted for non-cash expenses, (2) a cash payment of $24.7 million related to the settlement of the financial institutions class action in January 2020, (3) the timing of receipt of franchisee rental payments, (4) the timing of receipt of vendor incentives and (5) a decrease in payments for incentive compensation for the 2020 fiscal year paid in 2021. These changes were partially offset by the timing of payments for marketing expenses of the national advertising funds.

Investing Activities

Cash used in investing activities was $5.1 million and $12.1 million in the first quarter of 2021 and 2020, respectively. The change was primarily due to (1) the net settlement of deposits associated with the Company’s consortium bid to acquire NPC’s Wendy’s restaurants of $4.9 million in the first quarter of 2021 and (2) a decrease in capital expenditures of $2.3 million.

Financing Activities

Cash (used in) provided by financing activities was $(91.7) million and $63.4 million in the first quarter of 2021 and 2020, respectively. The change was primarily due to (1) the impact of the draw downs under the 2019-1 Class A-1 Notes and the Company’s other lines of credit in the first quarter of 2020 of $153.3 million and (2) an increase in repurchases of common stock of $10.5 million. These changes were partially offset by a decrease in dividends of $6.6 million.

Long-Term Debt, Including Current Portion

Except as described below, there were no material changes to the terms of any debt obligations since January 3, 2021. The Company was in compliance with its debt covenants as of April 4, 2021. See Note 7 of the Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6.0 million. In March 2020, the Company drew down C$5.5 million under the revolving credit facility, which the Company fully repaid through repayments of C$3.0 million in the fourth quarter of 2020 and C$2.5 million in the first quarter of 2021. As a result, as of April 4, 2021, the Company had no outstanding borrowings under the Canadian revolving credit facility.

Dividends

On March 15, 2021, the Company paid quarterly cash dividends per share of $.09, aggregating $20.2 million. On May 12, 2021, the Company announced a dividend of $.10 per share to be paid on June 15, 2021 to stockholders of record as of June 1, 2021. If the Company pays regular quarterly cash dividends for the remainder of 2021 at the same rate as declared in the second quarter of 2021, the Company’s total cash requirement for dividends for the remainder of 2021 will be approximately $66.4 million based on the number of shares of its common stock outstanding at May 5, 2021. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2020, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. As previously announced, beginning in March 2020, the Company temporarily suspended all share repurchase activity under the February 2020 authorization in connection with the Company’s response to the COVID-19 pandemic. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022, when and if market and economic conditions warrant and to the extent legally permissible. The Company resumed share repurchases in August 2020. During the three months ended April 4, 2021, the Company repurchased 2.8 million shares under the February 2020 repurchase authorization with an aggregate purchase price of $56.0 million, of which $1.2 million was accrued at April 4, 2021, and excluding commissions. As of April 4, 2021, the Company had $11.7 million of availability remaining under its February 2020 authorization. Subsequent to April 4, 2021 through May 5, 2021, the Company repurchased 0.5 million shares under the February 2020 authorization with an aggregate purchase price of $11.7 million, excluding commissions. In addition, in May 2021, the Board of Directors approved an increase of $50.0 million to the February 2020 authorization, resulting in an aggregate authorization of $150.0 million that continues to expire on February 28, 2022. The Company has $50.0 million of availability remaining under the authorization as of May 12, 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of April 4, 2021, there were no material changes from the information contained in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 4, 2021. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of April 4, 2021, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the first quarter of 2021 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•conditions beyond our control, such as adverse weather conditions, natural disasters, hostilities, social unrest, health epidemics or pandemics or other catastrophic events; and

•other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K filed with the SEC on March 3, 2021 (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the SEC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first quarter of 2021:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
January 4, 2021 through February 7, 2021	316,850	$21.06	311,848	$61,156,053
February 8, 2021 through March 7, 2021	930,756	$19.66	830,748	$44,906,009
March 8, 2021 through April 4, 2021	1,655,839	$20.53	1,620,161	$11,669,970
Total	2,903,445	$20.31	2,762,757	$11,669,970

(1)Includes 140,688 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

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

Subsequent to April 4, 2021 through May 5, 2021, the Company repurchased 0.5 million shares under the February 2020 authorization with an aggregate purchase price of $11.7 million, excluding commissions. In addition, in May 2021, the Board of Directors approved an increase of $50.0 million to the February 2020 authorization, resulting in an aggregate authorization of $150.0 million that continues to expire on February 28, 2022.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Form of Long-Term Performance Unit Award Agreement for 2021 under The Wendy’s Company 2020 Omnibus Award Plan.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021, formatted in Inline XBRL and contained in Exhibit 101.
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: May 12, 2021	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: May 12, 2021	By: /s/ Leigh A. Burnside
Leigh A. Burnside
Senior Vice President, Finance and
Chief Accounting Officer
(Principal Accounting Officer)