Form 10-Q
period 2021-07-04
Wendy's Co
filed 2021-08-11
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2021

or

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
Yes ☐ No ☒

There were 222,787,694 shares of The Wendy’s Company common stock outstanding as of August 4, 2021.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	July 4, 2021	January 3, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$568,139	$306,989
Restricted cash	37,792	33,973
Accounts and notes receivable, net	103,257	109,891
Inventories	4,261	4,732
Prepaid expenses and other current assets	24,219	89,732
Advertising funds restricted assets	101,858	142,306
Total current assets	839,526	687,623
Properties	881,798	915,889
Finance lease assets	206,586	206,153
Operating lease assets	791,924	821,480
Goodwill	752,552	751,049
Other intangible assets	1,217,275	1,224,960
Investments	43,676	44,574
Net investment in sales-type and direct financing leases	302,694	268,221
Other assets	130,843	120,057
Total assets	$5,166,874	$5,040,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,750	$28,962
Current portion of finance lease liabilities	14,547	12,105
Current portion of operating lease liabilities	45,269	45,346
Accounts payable	32,430	31,063
Accrued expenses and other current liabilities	137,991	155,321
Advertising funds restricted liabilities	109,799	140,511
Total current liabilities	372,786	413,308
Long-term debt	2,373,610	2,218,163
Long-term finance lease liabilities	521,608	506,076
Long-term operating lease liabilities	838,585	865,325
Deferred income taxes	279,837	280,755
Deferred franchise fees	89,286	89,094
Other liabilities	120,806	117,689
Total liabilities	4,596,518	4,490,410
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 222,960 and 224,268 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,907,274	2,899,276
Retained earnings	303,475	238,674
Common stock held in treasury, at cost; 247,464 and 246,156 shares, respectively	(2,643,361)	(2,585,755)
Accumulated other comprehensive loss	(44,074)	(49,641)
Total stockholders’ equity	570,356	549,596
Total liabilities and stockholders’ equity	$5,166,874	$5,040,006

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(Unaudited)
Revenues:
Sales	$193,525	$164,217	$382,582	$331,015
Franchise royalty revenue and fees	136,661	103,120	259,491	204,825
Franchise rental income	60,868	56,857	119,744	114,713
Advertising funds revenue	102,283	78,112	191,723	156,713
	493,337	402,306	953,540	807,266
Costs and expenses:
Cost of sales	154,154	140,626	311,004	290,625
Franchise support and other costs	8,885	5,454	16,571	13,467
Franchise rental expense	34,068	31,297	66,634	60,598
Advertising funds expense	107,875	81,317	202,113	161,305
General and administrative	63,114	48,592	115,736	100,231
Depreciation and amortization	30,761	34,714	62,303	65,760
System optimization gains, net	(30,766)	(1,987)	(31,282)	(2,310)
Reorganization and realignment costs	2,102	2,911	7,036	6,821
Impairment of long-lived assets	630	117	1,265	4,704
Other operating income, net	(4,232)	(1,396)	(7,708)	(3,328)
	366,591	341,645	743,672	697,873
Operating profit	126,746	60,661	209,868	109,393
Interest expense, net	(28,204)	(29,085)	(56,990)	(57,610)
Loss on early extinguishment of debt	(17,917)	—	(17,917)	—
Other income (expense), net	161	(144)	290	932
Income before income taxes	80,786	31,432	135,251	52,715
Provision for income taxes	(15,062)	(6,528)	(28,161)	(13,370)
Net income	$65,724	$24,904	$107,090	$39,345

Net income per share:
Basic	$.30	$.11	$.48	$.18
Diluted	.29	.11	.47	.17

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
	(Unaudited)
Net income	$65,724	$24,904	$107,090	$39,345
Other comprehensive income (loss):
Foreign currency translation adjustment	3,347	4,149	5,567	(8,358)
Other comprehensive income (loss)	3,347	4,149	5,567	(8,358)
Comprehensive income	$69,071	$29,053	$112,657	$30,987

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at January 3, 2021	$47,042	$2,899,276	$238,674	$(2,585,755)	$(49,641)	$549,596
Net income	—	—	41,366	—	—	41,366
Other comprehensive income	—	—	—	—	2,220	2,220
Cash dividends	—	—	(20,156)	—	—	(20,156)
Repurchases of common stock	—	—	—	(56,084)	—	(56,084)
Share-based compensation	—	5,151	—	—	—	5,151
Common stock issued upon exercises of stock options	—	(20)	—	683	—	663
Common stock issued upon vesting of restricted shares	—	(2,996)	—	817	—	(2,179)
Other	—	49	(5)	44	—	88
Balance at April 4, 2021	$47,042	$2,901,460	$259,879	$(2,640,295)	$(47,421)	$520,665
Net income	—	—	65,724	—	—	65,724
Other comprehensive income	—	—	—	—	3,347	3,347
Cash dividends	—	—	(22,123)	—	—	(22,123)
Repurchases of common stock	—	—	—	(27,291)	—	(27,291)
Share-based compensation	—	5,882	—	—	—	5,882
Common stock issued upon exercises of stock options	—	850	—	23,466	—	24,316
Common stock issued upon vesting of restricted shares	—	(959)	—	714	—	(245)
Other	—	41	(5)	45	—	81
Balance at July 4, 2021	$47,042	$2,907,274	$303,475	$(2,643,361)	$(44,074)	$570,356

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

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	July 4, 2021	June 28, 2020
	(Unaudited)
Cash flows from operating activities:
Net income	$107,090	$39,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,303	65,760
Share-based compensation	11,033	9,326
Impairment of long-lived assets	1,265	4,704
Deferred income tax	(2,137)	1,920
Non-cash rental expense, net	20,075	12,251
Change in operating lease liabilities	(23,074)	(19,233)
Net receipt of deferred vendor incentives	3,332	7,728
System optimization gains, net	(31,282)	(2,310)
Distributions received from joint ventures, net of equity in earnings	2,354	1,262
Long-term debt-related activities, net	21,328	3,141
Changes in operating assets and liabilities and other, net	(13,536)	(93,332)
Net cash provided by operating activities	158,751	30,562
Cash flows from investing activities:
Capital expenditures	(24,069)	(29,402)
Acquisitions	4,879	—
Dispositions	50,531	4,320
Notes receivable, net	611	138
Net cash provided by (used in) investing activities	31,952	(24,944)
Cash flows from financing activities:
Proceeds from long-term debt	1,100,000	153,315
Repayments of long-term debt	(941,220)	(24,271)
Repayments of finance lease liabilities	(5,777)	(3,707)
Deferred financing costs	(20,873)	(2,122)
Repurchases of common stock	(83,658)	(45,137)
Dividends	(42,279)	(37,974)
Proceeds from stock option exercises	25,933	11,865
Payments related to tax withholding for share-based compensation	(3,197)	(3,704)
Net cash provided by financing activities	28,929	48,265
Net cash provided by operations before effect of exchange rate changes on cash	219,632	53,883
Effect of exchange rate changes on cash	2,283	(3,132)
Net increase in cash, cash equivalents and restricted cash	221,915	50,751
Cash, cash equivalents and restricted cash at beginning of period	418,241	358,707
Cash, cash equivalents and restricted cash at end of period	$640,156	$409,458

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$7,242	$6,082
Finance leases	30,863	12,962

	July 4, 2021	January 3, 2021
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$568,139	$306,989
Restricted cash	37,792	33,973
Restricted cash, included in Advertising funds restricted assets	34,225	77,279
Total cash, cash equivalents and restricted cash	$640,156	$418,241
See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of July 4, 2021, the results of our operations for the three and six months ended July 4, 2021 and June 28, 2020 and cash flows for the six months ended July 4, 2021 and June 28, 2020. The results of operations for the six months ended July 4, 2021 are not necessarily indicative of the results to be expected for the full 2021 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 (the “Form 10-K”).

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

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended July 4, 2021
Sales at Company-operated restaurants	$193,279	$246	$—	$193,525
Franchise royalty revenue	106,006	13,560	—	119,566
Franchise fees (a)	14,331	1,454	1,310	17,095
Franchise rental income	—	—	60,868	60,868
Advertising funds revenue	96,227	6,056	—	102,283
Total revenues	$409,843	$21,316	$62,178	$493,337

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Six Months Ended July 4, 2021
Sales at Company-operated restaurants	$382,336	$246	$—	$382,582
Franchise royalty revenue	202,770	25,130	—	227,900
Franchise fees (a)	26,261	2,897	2,433	31,591
Franchise rental income	—	—	119,744	119,744
Advertising funds revenue	180,430	11,293	—	191,723
Total revenues	$791,797	$39,566	$122,177	$953,540

Three Months Ended June 28, 2020
Sales at Company-operated restaurants	$164,217	$—	$—	$164,217
Franchise royalty revenue	88,121	9,070	—	97,191
Franchise fees (a)	5,308	433	188	5,929
Franchise rental income	—	—	56,857	56,857
Advertising funds revenue	73,612	4,500	—	78,112
Total revenues	$331,258	$14,003	$57,045	$402,306

Six Months Ended June 28, 2020
Sales at Company-operated restaurants	$331,015	$—	$—	$331,015
Franchise royalty revenue	172,954	19,593	—	192,547
Franchise fees (a)	10,593	906	779	12,278
Franchise rental income	—	—	114,713	114,713
Advertising funds revenue	147,737	8,976	—	156,713
Total revenues	$662,299	$29,475	$115,492	$807,266
_______________

(a)Includes fees for providing information technology services to franchisees, which are recognized as revenue as earned.

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	July 4, 2021 (a)	January 3, 2021 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$51,005	$57,677
Receivables, which are included in “Advertising funds restricted assets”	62,468	63,252
Deferred franchise fees (c)	98,409	97,785
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $9,123 and $89,286 as of July 4, 2021, respectively, and $8,691 and $89,094 as of January 3, 2021, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Significant changes in deferred franchise fees are as follows:

	Six Months Ended
	July 4, 2021	June 28, 2020
Deferred franchise fees at beginning of period	$97,785	$100,689
Revenue recognized during the period	(6,845)	(3,898)
New deferrals due to cash received and other	7,469	1,772
Deferred franchise fees at end of period	$98,409	$98,563

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2021 (a)	$6,073
2022	6,298
2023	6,126
2024	5,930
2025	5,746
Thereafter	68,236
$98,409
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2021, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

(3) Acquisitions

No restaurants were acquired from franchisees during the six months ended July 4, 2021 and June 28, 2020.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) System Optimization Gains, Net

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to reduce its ownership below the approximately 5% level, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During the six months ended July 4, 2021 and June 28, 2020, the Company facilitated 19 and three Franchise Flips, respectively. In addition, during the three months ended July 4, 2021, the Company completed the sale of 47 Company-operated restaurants in New York (including Manhattan) to franchisees. No Company-operated restaurants were sold to franchisees during the six months ended June 28, 2020.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Number of restaurants sold to franchisees	47	—	47	—

Proceeds from sales of restaurants	$50,518	$—	$50,518	$—
Net assets sold (a)	(16,939)	—	(16,939)	—
Goodwill related to sales of restaurants	(4,847)	—	(4,847)	—
Net unfavorable leases (b)	(2,939)	—	(2,939)	—
Gain on sales-type leases	7,156	—	7,156	—
Other (c)	(2,148)	—	(2,148)	—
	30,801	—	30,801	—
Post-closing adjustments on sales of restaurants (d)	—	—	515	345
Gain on sales of restaurants, net	30,801	—	31,316	345

(Loss) gain on sales of other assets, net (e)	(35)	1,987	(34)	1,965
System optimization gains, net	$30,766	$1,987	$31,282	$2,310
_______________

(a)Net assets sold consist primarily of equipment.

(b)During the three and six months ended July 4, 2021, the Company recorded favorable lease assets of $3,799 and unfavorable lease liabilities of $6,738 as a result of leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with the sale of the New York Company-operated restaurants (including Manhattan).

(c)The three and six months ended July 4, 2021 include a deferred gain of $3,500 as a result of certain contingencies related to the extension of lease terms.

(d)Represents the recognition of deferred gains as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(e)During the three and six months ended July 4, 2021, the Company received net cash proceeds of $10 and $13, respectively, primarily from the sale of surplus and other properties. During the three and six months ended June 28, 2020, the Company received net cash proceeds of $4,125 and $4,320, respectively, primarily from the sale of surplus and other properties.

Assets Held for Sale

	July 4, 2021	January 3, 2021
Number of restaurants classified as held for sale	—	43
Net restaurant assets held for sale (a)	$—	$20,587
Other assets held for sale (b)	$2,318	$1,732
_______________

(a)Net restaurant assets held for sale as of January 3, 2021 included New York Company-operated restaurants (excluding Manhattan) and consisted primarily of cash, inventory, property and an estimate of allocable goodwill. During the three months ended April 4, 2021, the Company also classified its four Manhattan restaurants as held for sale.

(b)Other assets held for sale primarily consist of surplus properties.

Assets held for sale are included in “Prepaid expenses and other current assets.”

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Operations and field realignment	$1,215	$—	$1,489	$—
IT realignment	6	2,847	6	6,406
G&A realignment	(16)	64	(34)	331
System optimization initiative	897	—	5,575	84
Reorganization and realignment costs	$2,102	$2,911	$7,036	$6,821

Operations and Field Realignment

In September 2020, the Company initiated a plan to reallocate resources to better support the long-term growth strategies for Company and franchise operations (the “Operations and Field Realignment Plan”). The Operations and Field Realignment Plan realigned the Company’s restaurant operations team, including transitioning from separate leaders of Company and franchise operations to a single leader of all U.S. restaurant operations. The Operations and Field Realignment Plan also includes contract terminations, including the closure of certain field offices. The Company expects to incur total costs aggregating approximately $6,000 to $8,000 related to the Operations and Field Realignment Plan. During the three and six months ended July 4, 2021, the Company recognized costs totaling $1,215 and $1,489, respectively, which primarily included third-party and other costs. The Company expects to incur additional costs aggregating approximately $1,000 to $3,000, comprised primarily of third-party and other costs. The Company expects to recognize the majority of the remaining costs associated with the Operations and Field Realignment Plan during the remainder of 2021.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded as a result of the Operations and Field Realignment Plan:

	Three Months Ended	Six Months Ended	Total Incurred Since Inception
	July 4, 2021	July 4, 2021
Severance and related employee costs	$79	$333	$3,446
Third-party and other costs	1,136	1,156	1,223
	1,215	1,489	4,669
Share-based compensation (a)	—	—	621
Total operations and field realignment	$1,215	$1,489	$5,290
_______________

(a)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the Operations and Field Realignment Plan.

The table below presents a rollforward of our accruals for the Operations and Field Realignment Plan, which are included in “Accrued expenses and other current liabilities” as of July 4, 2021.

	Balance January 3, 2021	Charges	Payments	Balance July 4, 2021
Severance and related employee costs	$2,600	$333	$(1,924)	$1,009
Third-party and other costs	—	1,156	(1,156)	—
	$2,600	$1,489	$(3,080)	$1,009

Information Technology (“IT”) Realignment

In December 2019, our Board of Directors approved a plan to realign and reinvest resources in the Company’s IT organization to strengthen its ability to accelerate growth (the “IT Realignment Plan”). The Company has partnered with a third-party global IT consultant on this new structure to leverage their global capabilities, enabling a more seamless integration between its digital and corporate IT assets. The IT Realignment Plan has reduced certain employee compensation and other related costs that the Company has reinvested back into IT to drive additional capabilities and capacity across all of its technology platforms. Additionally, in June 2020, the Company made changes to its leadership structure that included the elimination of the Chief Digital Experience Officer position and the creation of a Chief Information Officer position, for which the Company completed the hiring process in October 2020. During the three and six months ended June 28, 2020, the Company recognized costs totaling $2,847 and $6,406, which primarily included third-party and other costs and severance and related employee costs. The Company does not expect to incur any material additional costs under the IT Realignment Plan.

The following is a summary of the activity recorded as a result of the IT Realignment Plan:

	Three Months Ended		Six Months Ended		Total Incurred Since Inception
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Severance and related employee costs (a)	$(8)	$830	$(119)	$975	$8,272
Recruitment and relocation costs	13	143	121	314	1,417
Third-party and other costs	1	1,874	4	5,117	6,539
	6	2,847	6	6,406	16,228
Share-based compensation (b)	—	—	—	—	193
Total IT realignment	$6	$2,847	$6	$6,406	$16,421
_______________

(a)The three and six months ended July 4, 2021 include a reversal of an accrual as a result of a change in estimate.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the IT Realignment Plan.

The accruals for the IT Realignment Plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $462 and $10 as of July 4, 2021 and $4,039 and $371 as of June 28, 2020, respectively. The tables below present a rollforward of our accruals for the IT Realignment Plan.

	Balance January 3, 2021	Charges	Payments	Balance July 4, 2021
Severance and related employee costs	$1,508	$(119)	$(917)	$472
Recruitment and relocation costs	—	121	(121)	—
Third-party and other costs	—	4	(4)	—
	$1,508	$6	$(1,042)	$472

	Balance December 29, 2019	Charges	Payments	Balance June 28, 2020
Severance and related employee costs	$7,548	$975	$(4,113)	$4,410
Recruitment and relocation costs	—	314	(314)	—
Third-party and other costs	1,076	5,117	(6,193)	—
	$8,624	$6,406	$(10,620)	$4,410

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses (the “G&A Realignment Plan”). Additionally, in May 2019, the Company announced changes to its management and operating structure that included the creation of two new positions, a President, U.S. and Chief Commercial Officer and a President, International and Chief Development Officer, and the elimination of the Chief Operations Officer position. During the six months ended June 28, 2020, the Company recognized costs totaling $331, which primarily included share-based compensation and severance and related employee costs. The Company does not expect to incur any material additional costs under the G&A Realignment Plan.

The following is a summary of the activity recorded as a result of the G&A Realignment Plan:

	Three Months Ended		Six Months Ended		Total Incurred Since Inception
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Severance and related employee costs (a)	$(22)	$(6)	$(53)	$146	$24,213
Recruitment and relocation costs	(1)	—	—	15	2,876
Third-party and other costs	(1)	—	—	1	2,223
	(24)	(6)	(53)	162	29,312
Share-based compensation (b)	8	70	19	169	8,130
Termination of defined benefit plans	—	—	—	—	1,335
Total G&A realignment	$(16)	$64	$(34)	$331	$38,777
_______________

(a)The three and six months ended July 4, 2021 and June 28, 2020 include a reversal of an accrual as a result of a change in estimate.

(b)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our G&A Realignment Plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As of July 4, 2021, the accruals for the G&A realignment plan are included in “Accrued expenses and other current liabilities.” As of June 28, 2020, the accruals for the G&A realignment plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled and $2,705 and $108, respectively. The tables below present a rollforward of our accruals for the G&A Realignment Plan.

	Balance January 3, 2021	Charges	Payments	Balance July 4, 2021
Severance and related employee costs	$932	$(53)	$(738)	$141
Recruitment and relocation costs	—	—	—	—
Third-party and other costs	—	—	—	—
	$932	$(53)	$(738)	$141

	Balance December 29, 2019	Charges	Payments	Balance June 28, 2020
Severance and related employee costs	$5,276	$146	$(2,671)	$2,751
Recruitment and relocation costs	83	15	(36)	62
Third-party and other costs	—	1	(1)	—
	$5,359	$162	$(2,708)	$2,813

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. During the six months ended July 4, 2021, the Company recognized costs totaling $5,575, which were primarily comprised of the write-off of certain lease assets and lease termination fees associated with the NPC bankruptcy sale process. See Note 3 for further information. The Company expects to recognize a gain of approximately $1,000 related to the write-off of certain NPC-related lease liabilities upon final termination of the leases.

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended		Total Incurred Since Inception
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Severance and related employee costs	$661	$—	$661	$—	$18,898
Professional fees	504	—	739	80	22,846
Other (a)	—	—	1,354	4	7,207
	1,165	—	2,754	84	48,951
Accelerated depreciation and amortization (b)	—	—	—	—	25,398
NPC lease termination costs (c)	(268)	—	2,821	—	2,821
Share-based compensation (d)	—	—	—	—	5,013
Total system optimization initiative	$897	$—	$5,575	$84	$82,183
_______________

(a)The six months ended July 4, 2021 includes transaction fees of $1,350 associated with the NPC bankruptcy sale process.

(b)Primarily includes accelerated amortization of previously acquired franchise rights related to the Company-operated restaurants in territories that have been sold to franchisees in connection with our system optimization initiative.

(c)The six months ended July 4, 2021 includes the write-off of lease assets of $1,341 and lease termination fees paid of $1,480.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(d)Represents incremental share-based compensation resulting from the modification of stock options and performance-based awards in connection with the termination of employees under our system optimization initiative.

The table below presents a rollforward of our accruals for our system optimization initiative, which were included in “Accrued expenses and other current liabilities” as of January 3, 2021.

	Balance January 3, 2021	Charges	Payments	Balance July 4, 2021
Severance and related employee costs	$—	$661	$(661)	$—
Professional fees	1,230	739	(1,969)	—
Other	—	1,354	(1,354)	—
	$1,230	$2,754	$(3,984)	$—

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

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Six Months Ended
	July 4, 2021	June 28, 2020
Balance at beginning of period	$44,574	$45,310

Equity in earnings for the period	4,921	3,455
Amortization of purchase price adjustments (a)	(1,658)	(1,105)
	3,263	2,350
Distributions received	(5,617)	(3,612)
Foreign currency translation adjustment included in “Other comprehensive income (loss)” and other	1,456	(1,631)
Balance at end of period	$43,676	$42,417
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(7) Long-Term Debt

Long-term debt consisted of the following:

	July 4, 2021	January 3, 2021
Series 2021-1 Class A-2 Notes:
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	$450,000	$—
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	650,000	—
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	378,000	386,000
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	425,250	434,250
Series 2018-1 Class A-2 Notes:
3.573% Series 2018-1 Class A-2-I Notes, repaid in connection with the June 2021 refinancing	—	436,500
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	458,375	460,750
Series 2015-1 Class A-2 Notes:
4.497% Series 2015-1 Class A-2-III Notes, repaid in connection with the June 2021 refinancing	—	473,750
Canadian revolving credit facility	—	1,962
7% debentures, due in 2025	84,585	83,998
Unamortized debt issuance costs	(39,850)	(30,085)
	2,406,360	2,247,125
Less amounts payable within one year	(32,750)	(28,962)
Total long-term debt	$2,373,610	$2,218,163

Senior Notes

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. In June 2021, the Master Issuer completed a refinancing transaction with respect to this facility under which the Master Issuer issued fixed rate senior secured notes in the following 2021-1 series: Class A-2-I with an initial principal amount of $450,000 and Class A-2-II with an initial principal amount of $650,000 (collectively, the “Series 2021-1 Class A-2 Notes”). Interest and principal payments on the Series 2021-1 Class A-2 Notes are payable on a quarterly basis. The legal final maturity date of the Series 2021-1 Class A-2 Notes is in June 2051. If the Master Issuer has not repaid or refinanced the Series 2021-1 Class A-2 Notes prior to their respective anticipated repayment dates, additional interest will accrue pursuant to the indenture governing the Series 2021-1 Class A-2 Notes. The net proceeds from the sale of the Series 2021-1 Class A-2 Notes were used to repay in full the Master Issuer’s outstanding Series 2015-1 Class A-2-III Notes and Series 2018-1 Class A-2-I Notes, including the payment of prepayment and transaction costs. The remaining funds will be used for general corporate purposes, which may include funding for growth initiatives, return of capital to shareholders, or additional debt retirement. As a result of the refinancing, the Company recorded a loss on early extinguishment of debt of $17,917 during the three months ended July 4, 2021, which was comprised of a specified make-whole payment of $9,632 and the write-off of certain unamortized deferred financing costs of $8,285. The Series 2021-1 Class A-2 Notes have scheduled principal payments of $5,500 in 2021, $11,000 annually from 2022 through 2028, $422,750 in 2029, $6,500 in 2030 and $588,250 in 2031.

In connection with the issuance of the Series 2021-1 Class A-2 Notes, the Master Issuer also entered into a revolving financing facility of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2021-1 Class A-1 Notes” and, together with the Series 2021-1 Class A-2 Notes, the “Series 2021-1 Senior Notes”), which allows for the drawing of up to $300,000 on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2021-1 Class A-1 Notes during the three months ended July 4, 2021. The Series 2021-1 Class A-1 Notes replaced the Company’s $150,000 Series 2019-1 Class A-1 Notes and $100,000 Series 2020-1 Class A-1 Notes, which were canceled on the closing date, and the letters of credit outstanding against the Series 2019-1 Class A-1 Notes were transferred to the Series 2021-1 Class A-1 Notes.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The Series 2021-1 Senior Notes are secured by substantially all of the assets of the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors, except for certain real estate assets and subject to certain limitations. The Series 2021-1 Senior Notes are subject to substantially the same series of covenants and restrictions as the Company’s outstanding Series 2019-1 Class A-2 Notes and Series 2018-1 Class A-2 Notes.

During the three and six months ended July 4, 2021, the Company incurred debt issuance costs of $20,873 in connection with the issuance of the Series 2021-1 Senior Notes. The debt issuance costs will be amortized to “Interest expense, net” through the anticipated repayment dates of the Series 2021-1 Senior Notes utilizing the effective interest rate method.

Other Long-Term Debt

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6,000, which bears interest at the Bank of Montreal Prime Rate. Borrowings under the facility are guaranteed by Wendy’s. In March 2020, the Company drew down C$5,500 under the revolving credit facility, which the Company fully repaid through repayments of C$3,000 in the fourth quarter of 2020 and C$2,500 in the first quarter of 2021. As a result, as of July 4, 2021, the Company had no outstanding borrowings under the Canadian revolving credit facility.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	July 4, 2021		January 3, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$125,037	$125,037	$75,067	$75,067	Level 1

Financial liabilities
Series 2021-1 Class A-2-I Notes (a)	450,000	453,105	—	—	Level 2
Series 2021-1 Class A-2-II Notes (a)	650,000	658,190	—	—	Level 2
Series 2019-1 Class A-2-I Notes (a)	378,000	402,570	386,000	409,778	Level 2
Series 2019-1 Class A-2-II Notes (a)	425,250	466,669	434,250	469,555	Level 2
Series 2018-1 Class A-2-I Notes (a)	—	—	436,500	450,381	Level 2
Series 2018-1 Class A-2-II Notes (a)	458,375	489,407	460,750	491,021	Level 2
Series 2015-1 Class A-2-III Notes (a)	—	—	473,750	481,851	Level 2
Canadian revolving credit facility	—	—	1,962	1,962	Level 2
7% debentures, due in 2025 (a)	84,585	101,250	83,998	98,775	Level 2
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

		Fair Value Measurements
	July 4, 2021	Level 1	Level 2	Level 3
Held and used	$718	$—	$—	$718
Held for sale	340	—	—	340
Total	$1,058	$—	$—	$1,058

		Fair Value Measurements
	January 3, 2021	Level 1	Level 2	Level 3
Held and used	$2,653	$—	$—	$2,653
Held for sale	855	—	—	855
Total	$3,508	$—	$—	$3,508

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

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Company-operated restaurants	$488	$—	$934	$4,395
Restaurants leased or subleased to franchisees	—	—	189	—
Surplus properties	142	117	142	309
	$630	$117	$1,265	$4,704

(10) Income Taxes

The Company’s effective tax rate for the three months ended July 4, 2021 and June 28, 2020 was 18.6% and 20.8%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended July 4, 2021 primarily due to a reduction for the benefit of share-based compensation, partially offset by an increase due to state income taxes.

The Company’s effective tax rate for the six months ended July 4, 2021 and June 28, 2020 was 20.8% and 25.4%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the six months ended July 4, 2021 primarily due to a reduction for the benefit of share-based compensation, partially offset by an increase due to state income taxes, including discrete changes to state deferred taxes.

There were no significant changes to the unrecognized tax benefits or related interest and penalties for the three and six months ended July 4, 2021. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $2,016 due primarily to the lapse of statutes of limitations and expected settlements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The current portion of refundable income taxes was $4,528 and $5,399 as of July 4, 2021 and January 3, 2021, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of July 4, 2021 and January 3, 2021.

(11) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net income	$65,724	$24,904	$107,090	$39,345

Common stock:
Weighted average basic shares outstanding	221,874	223,123	222,604	223,329
Dilutive effect of stock options and restricted shares	3,526	4,051	3,459	4,262
Weighted average diluted shares outstanding	225,400	227,174	226,063	227,591

Net income per share:
Basic	$.30	$.11	$.48	$.18
Diluted	$.29	$.11	$.47	$.17

Basic net income per share for the three and six months ended July 4, 2021 and June 28, 2020 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share for the three and six months ended July 4, 2021 and June 28, 2020 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 1,825 and 1,847 for the three and six months ended July 4, 2021, respectively, and 2,636 and 2,652 for the three and six months ended June 28, 2020, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(12) Stockholders’ Equity

Dividends

During the first and second quarter of 2021, the Company paid dividends per share of $.09 and $.10, respectively. During the first and second quarter of 2020, the Company paid dividends per share of $.12 and $.05, respectively.

Repurchases of Common Stock

In February 2020, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. As previously announced, beginning in March 2020, the Company temporarily suspended all share repurchase activity under the February 2020 authorization in connection with the Company’s response to the COVID-19 pandemic. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022, when and if market and economic conditions warrant and to the extent legally permissible. The Company resumed share repurchases in August 2020. In addition, in May 2021, the Board of Directors approved an increase of $50,000 to the February 2020 authorization, resulting in an aggregate authorization of $150,000 that continues to expire on February 28, 2022. During the six months ended July 4, 2021, the Company repurchased 3,956 shares under the February 2020 repurchase authorization with an aggregate purchase price of $83,320, of which $440 was accrued at July 4, 2021, and excluding commissions of $55. As of July 4, 2021, the Company had $34,396 of availability remaining under its February 2020 authorization. Subsequent to July 4, 2021 through August 4, 2021, the Company repurchased 193 shares under the February 2020 authorization with an aggregate purchase price of $4,396, excluding commissions of $2. In addition, in August 2021, the Board of Directors approved an increase of $70,000 to the February 2020 authorization, resulting in an aggregate authorization of $220,000 that continues to

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

expire on February 28, 2022. The Company has availability of $100,000 remaining under the authorization as of August 11, 2021.

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

In addition to the shares repurchased in connection with the 2019 ASR Agreement, during the six months ended June 28, 2020, the Company repurchased 2,091 shares with an aggregate purchase price of $43,307, excluding commissions of $29, under the February 2020 authorization and the February 2019 authorization. After taking into consideration these repurchases, with the completion of the 2019 ASR Agreement in February 2020, the Company completed its February 2019 authorization.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss:

	Six Months Ended
	July 4, 2021	June 28, 2020
Balance at beginning of period	$(49,641)	$(53,828)
Foreign currency translation	5,567	(8,358)
Balance at end of period	$(44,074)	$(62,186)

(13) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At July 4, 2021, Wendy’s and its franchisees operated 6,866 Wendy’s restaurants. Of the 315 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 138 restaurants, owned the building and held long-term land leases for 120 restaurants and held leases covering the land and building for 57 restaurants. Wendy’s also owned 510 and leased 1,276 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Finance lease cost:
Amortization of finance lease assets	$3,251	$3,338	$6,759	$6,524
Interest on finance lease liabilities	10,267	10,160	20,560	20,218
	13,518	13,498	27,319	26,742
Operating lease cost	23,012	23,969	46,373	45,134
Variable lease cost (a)	16,583	13,848	31,771	28,218
Short-term lease cost	1,270	991	2,596	2,321
Total operating lease cost (b)	40,865	38,808	80,740	75,673
Total lease cost	$54,383	$52,306	$108,059	$102,415
_______________

(a)Includes expenses for executory costs of $10,087 and $9,457 for the three months ended July 4, 2021 and June 28, 2020, respectively, and $20,150 and $19,200 for the six months ended July 4, 2021 and June 28, 2020, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $34,063 and $31,263 for the three months ended July 4, 2021 and June 28, 2020, respectively, and $66,615 and $60,554 for the six months ended July 4, 2021 and June 28, 2020, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $6,111 and $6,831 for the three months ended July 4, 2021 and June 28, 2020, respectively, and $12,792 and $13,664 for the six months ended July 4, 2021 and June 28, 2020, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

The following table includes supplemental cash flow and non-cash information related to leases:

	Six Months Ended
	July 4, 2021	June 28, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$20,957	$18,853
Operating cash flows from operating leases	46,879	40,582
Financing cash flows from finance leases	5,777	3,707
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	30,863	12,962
Operating lease liabilities	4,577	13,380

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table includes supplemental information related to leases:

	July 4, 2021	January 3, 2021
Weighted-average remaining lease term (years):
Finance leases	16.0	16.2
Operating leases	14.3	14.6

Weighted average discount rate:
Finance leases	9.29%	9.54%
Operating leases	5.03%	5.06%

Supplemental balance sheet information:
Finance lease assets, gross	$264,824	$261,308
Accumulated amortization	(58,238)	(55,155)
Finance lease assets	206,586	206,153
Operating lease assets	791,924	821,480

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of July 4, 2021:

	Finance Leases		Operating Leases
Fiscal Year	Company-Operated	Franchise and Other	Company-Operated	Franchise and Other
2021 (a) (b)	$2,229	$25,786	$6,989	$36,993
2022	3,476	51,490	14,240	74,000
2023	3,422	53,175	14,401	73,794
2024	3,489	53,608	14,462	73,761
2025	3,564	54,098	14,357	73,455
Thereafter	42,705	671,835	133,387	733,429
Total minimum payments	$58,885	$909,992	$197,836	$1,065,432
Less interest	(21,909)	(410,813)	(57,308)	(322,106)
Present value of minimum lease payments (c) (d)	$36,976	$499,179	$140,528	$743,326
_______________

(a)Represents future minimum rental payments for non-cancelable leases for the remainder of 2021.

(b)In addition to the 2021 future minimum rental payments, the Company expects to pay $2,175 primarily during 2021 related to rent deferrals obtained due to the COVID-19 pandemic. The related payable is included in “Accrued expenses and other current liabilities.”

(c)The present value of minimum finance lease payments of $14,547 and $521,608 are included in “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively.

(d)The present value of minimum operating lease payments of $45,269 and $838,585 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessor

The components of lease income are as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Sales-type and direct-financing leases:
Selling profit	$1,627	$569	$3,539	$1,197
Interest income (a)	7,586	7,260	15,075	14,508

Operating lease income	44,356	43,052	88,478	87,004
Variable lease income	16,512	13,805	31,266	27,709
Franchise rental income (b)	$60,868	$56,857	$119,744	$114,713
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $45,245 and $41,489 for the three months ended July 4, 2021 and June 28, 2020, respectively, and $88,495 and $83,531 for the six months ended July 4, 2021 and June 28, 2020, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $10,195 and $9,450 for the three months ended July 4, 2021 and June 28, 2020, respectively, and $20,069 and $19,159 for the six months ended July 4, 2021 and June 28, 2020, respectively.

The following table illustrates the Company’s future minimum rental receipts for non-cancelable leases and subleases as of July 4, 2021:

	Sales-Type and Direct Financing Leases		Operating Leases
Fiscal Year	Subleases	Owned Properties	Subleases	Owned Properties
2021 (a) (b)	$16,720	$2,040	$57,923	$27,709
2022	33,942	2,612	116,647	56,397
2023	35,003	2,658	117,448	56,707
2024	37,004	2,669	117,667	57,816
2025	35,907	2,787	117,156	58,421
Thereafter	474,723	35,676	1,172,618	750,148
Total future minimum receipts	633,299	48,442	$1,699,459	$1,007,198
Unearned interest income	(346,389)	(26,004)
Net investment in sales-type and direct financing leases (c)	$286,910	$22,438
_______________

(a)Represents future minimum rental receipts for non-cancelable leases for the remainder of 2021.

(b)In addition to the 2021 future minimum rental receipts, the Company expects to collect $1,088 primarily during 2021 related to its offer to franchisees to defer base rent payments in response to the COVID-19 pandemic. The related receivable is included in “Accounts and notes receivable, net.”

(c)The present value of minimum direct financing rental receipts of $6,654 and $302,694 are included in “Accounts and notes receivable, net” and “Net investment in sales-type and direct financing leases,” respectively. The present value of minimum direct financing rental receipts includes a net investment in unguaranteed residual assets of $521.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	July 4, 2021	January 3, 2021
Land	$280,879	$279,956
Buildings and improvements	307,834	309,605
Restaurant equipment	1,701	1,701
	590,414	591,262
Accumulated depreciation and amortization	(176,125)	(170,722)
	$414,289	$420,540

(14) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. During the six months ended July 4, 2021 and June 28, 2020, Wendy’s paid TimWen $8,817 and $7,408, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $110 and $101 during the six months ended July 4, 2021 and June 28, 2020, respectively, which has been included as a reduction to “General and administrative.”

Transactions with Yellow Cab

Certain family members and affiliates of Mr. Nelson Peltz, our Chairman, and Mr. Peter May, our Vice Chairman, as well as Mr. Matthew Peltz, a director of the Company, hold indirect, minority ownership interests in operating companies managed by Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee, that as of July 4, 2021 owned and operated 78 Wendy’s restaurants (including Wendy’s restaurants acquired from NPC during the first quarter of 2021 as described below). During the six months ended July 4, 2021, the Company recognized $4,353 in royalty, advertising fund, lease and other income from Yellow Cab and related entities. As of July 4, 2021, $883 was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

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

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $95,160 as of July 4, 2021. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of July 4, 2021. In the event of default by a franchise

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations. The liability recorded for our probable exposure associated with these lease guarantees was not material as of July 4, 2021.

Letters of Credit

As of July 4, 2021, the Company had outstanding letters of credit with various parties totaling $26,579. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Class A-1 Notes. We do not expect any material loss to result from these letters of credit.

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

We previously described certain legal proceedings in the Form 10-K. Except as set forth below, there were no material developments in those legal proceedings as of July 4, 2021.

In a Form 8-K filed with the Securities and Exchange Commission on June 28, 2021 (the “Form 8-K”), the Company provided an update on the proposed settlement of the previously-disclosed shareholder derivative action arising out of the criminal cyberattacks that targeted the point of sale systems of certain Wendy’s franchisees in 2015 and 2016 (the “Derivative Lawsuit”).

As described in the Form 8-K, on February 14, 2019, the Company entered into a Stipulation and Agreement of Settlement (the “Settlement”) to resolve the Derivative Lawsuit. On January 24, 2020, the United States District Court for the Southern District of Ohio (the “Court”) issued an order granting preliminary approval of the Settlement, which consists of certain corporate governance undertakings and the payment of plaintiffs’ attorneys’ fees and expenses up to $950. Pursuant to an order issued by the Court on June 3, 2021, a hearing to determine whether the Court should issue a final order approving the Settlement has been scheduled for September 2, 2021. If the Settlement is approved by the Court, the Derivative Lawsuit will be dismissed with prejudice subject to any appeal, and the Company expects the monetary terms of the Settlement to be covered by applicable insurance.

(17) Segment Information

Revenues by segment were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Wendy’s U.S.	$409,843	$331,258	$791,797	$662,299
Wendy’s International	21,316	14,003	39,566	29,475
Global Real Estate & Development	62,178	57,045	122,177	115,492
Total revenues	$493,337	$402,306	$953,540	$807,266

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Wendy’s U.S. (a)	$126,650	$93,136	$238,737	$174,964
Wendy’s International	6,528	3,594	14,212	8,689
Global Real Estate & Development	26,569	23,711	52,822	50,201
Total segment profit	$159,747	$120,441	$305,771	$233,854
Advertising funds deficit	(1,602)	(1,020)	(2,866)	(2,407)
Unallocated general and administrative (b)	(28,864)	(23,051)	(53,971)	(47,170)
Depreciation and amortization	(30,761)	(34,714)	(62,303)	(65,760)
System optimization gains, net	30,766	1,987	31,282	2,310
Reorganization and realignment costs	(2,102)	(2,911)	(7,036)	(6,821)
Impairment of long-lived assets	(630)	(117)	(1,265)	(4,704)
Unallocated other operating income, net	192	46	256	91
Interest expense, net	(28,204)	(29,085)	(56,990)	(57,610)
Loss on early extinguishment of debt	(17,917)	—	(17,917)	—
Other income (expense), net	161	(144)	290	932
Income before income taxes	$80,786	$31,432	$135,251	$52,715
_______________

(a)Includes advertising funds expense of $3,990 and $7,524 for the three and six months ended July 4, 2021, respectively, and $2,185 for the three and six months ended June 28, 2020 related to the Company funding of incremental advertising.

(b)Includes corporate overhead costs, such as employee compensation and related benefits.

(18) New Accounting Standards

In July 2021, the Financial Accounting Standards Board issued an amendment that addresses an issue related to a lessor’s accounting for certain leases with variable lease payments that could result in the recognition of a selling loss at lease commencement even if the lessor expects the arrangement to be profitable overall. The amendment specifies lessors should classify and account for such a lease with variable lease payments as an operating lease, dependent upon meeting certain criteria, for which a selling profit or loss is not recognized. The amendment is effective commencing with our 2022 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 (the “Form 10-K”). There have been no material changes as of July 4, 2021 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the United States (the “U.S.”) based on traffic share, and the third largest globally with 6,866 restaurants in the U.S. and 31 foreign countries and U.S. territories as of July 4, 2021.

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

The Company is comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Wendy’s International includes the operation and franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our TimWen real estate joint venture. In addition, Global Real Estate & Development earns fees from facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”) and providing other development-related services to franchisees. In this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company reports on the segment profit for each of the three segments described above. The Company measures segment profit based on segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Segment adjusted EBITDA excludes certain unallocated general and administrative expenses and other items that vary from period to period without correlation to the Company’s core operating performance. See “Results of Operations” below and Note 17 to the Condensed Consolidated Financial Statements contained in Item 1 herein for segment financial information.

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31. All three- and six-month periods presented herein contain 13 weeks and 26 weeks, respectively. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

Executive Overview

Our Business

As of July 4, 2021, the Wendy’s restaurant system was comprised of 6,866 restaurants, with 5,895 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 314 were operated by the Company and 5,581 were operated by a total of 225 franchisees. In addition, at July 4, 2021, there were 971 Wendy’s restaurants in operation in 31 foreign countries and U.S. territories. Of the international restaurants, 970 were operated by franchisees and one was operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of July 4, 2021.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and consumer spending levels, general economic and market trends and weather. The COVID-19 pandemic has had and may continue to have the effect of heightening the impact of many of these factors.

Wendy’s long-term growth opportunities include investing in accelerated global growth through (1) building our breakfast daypart, (2) continued implementation of consumer-facing digital platforms and technologies and (3) expanding the Company’s footprint through targeted U.S. expansion and accelerated international expansion through same-restaurant sales growth and new restaurant development, including the Company’s plan to open additional Company-operated restaurants in the U.K. during 2021 and beyond.

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

Second Quarter Financial Highlights

•Revenue increased 22.6% to $493.3 million in the second quarter of 2021 compared to $402.3 million in the second quarter of 2020;

•Global same-restaurant sales increased 17.4%, U.S. same-restaurant sales increased 16.1% and international same-restaurant sales increased 31.4% compared to the second quarter of 2020;

•Company-operated restaurant margin was 20.3% in the second quarter of 2021, an increase of 590 basis points from the second quarter of 2020; and

•Net income was $65.7 million in the second quarter of 2021 compared to $24.9 million in the second quarter of 2020.

Year-to-Date Financial Highlights

•Revenue increased 18.1% to $953.5 million in the first six months of 2021 compared to $807.3 million in the first six months of 2020;

•Global same-restaurant sales increased 15.2%, U.S. same-restaurant sales increased 14.9% and international same-restaurant sales increased 19.0% compared to the first six months of 2020;

•Company-operated restaurant margin was 18.7% in the first six months of 2021, an increase of 650 basis points from the first six months of 2020; and

•Net income was $107.1 million in the first six months of 2021 compared to $39.3 million in the first six months of 2020.

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

In response to the pandemic, in March 2020, Wendy’s updated its brand standard to include the closure of all dining rooms except where there were specific needs, or a drive-thru or pick-up window option was not available, subject to applicable federal, state and local requirements. Substantially all Wendy’s restaurants continued to offer drive-thru and delivery service to our customers. During the second quarter of 2020, the Company began to implement its restaurant and dining room reopening process through a phased approach in accordance with federal, state and local requirements, with customer and team member safety as its top priority. Dining rooms have been re-opening at each restaurant owner’s discretion, subject to applicable regulatory restrictions. As of July 4, 2021, approximately 95% of dining rooms were open across the Wendy’s system offering carryout and, in many cases, dine in services. Global systemwide same-restaurant sales during the first six months of 2021 increased 15.2%, in part due to a significant increase in customer count compared with the adversely impacted fiscal months of March through June 2020.

Breakfast

Wendy’s long-term growth opportunities include investing in accelerated global growth, which includes building upon our breakfast daypart. Since the launch of breakfast across the U.S. system on March 2, 2020, systemwide sales have benefited from this new daypart, with breakfast representing approximately 7.2% of U.S. systemwide sales during the six months ended July 4, 2021. Subsequent to July 4, 2021, the Company revised its planned 2021 advertising expenses to include an additional $10.0 million of incremental advertising to support the breakfast daypart, resulting in an expected total 2021 incremental Company investment of $25.0 million. The Company expects this incremental investment will continue to drive trial and acceleration of the Company’s breakfast offering.

Digital

Wendy’s long-term growth opportunities include accelerating same-restaurant sales through continued implementation of consumer-facing digital platforms and technologies. The Company has invested significant resources to focus on consumer-facing technology, including activating mobile ordering via Wendy’s mobile app, launching the Wendy’s Rewards loyalty program and establishing delivery agreements with third-party vendors. The Company’s digital business continues to grow and represented approximately 7.5% of U.S. systemwide sales during the six months ended July 4, 2021.

Debt Refinancing

In June 2021, the Company completed a refinancing transaction under which the Company issued fixed rate senior secured notes in the following 2021-1 series: Class A-2-I with an interest rate of 2.370% and initial principal amount of $450.0 million and Class A-2-II with an interest rate of 2.775% and initial principal amount of $650.0 million (collectively, the “Series 2021-1 Class A-2 Notes”). A portion of the net proceeds from the sale of the Series 2021-1 Class A-2 Notes were used to repay in full the Company’s outstanding Series 2015-1 Class A-2-III Notes and Series 2018-1 Class A-2-I Notes, including the payment of prepayment and transaction costs. The Company also entered into a revolving financing facility of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2021-1 Class A-1 Notes”), which allows for the drawing of up to $300.0 million on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2021-1 Class A-1 Notes during the three months ended July 4, 2021. The Series 2021-1 Class A-1 Notes replaced the Company’s $150.0 million Series 2019-1 Class A-1 Notes and $100.0 million Series 2020-1 Class A-1 Notes, which were cancelled on the closing date. As a result of the refinancing transaction, the Company incurred a loss on the early extinguishment of debt of $17.9 million, which was comprised of a specified make-whole payment of $9.6 million and the write-off of certain unamortized deferred financing costs of $8.3 million. See “Liquidity and Capital Resources” below and Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information on the Company’s debt refinancing transaction.

New Restaurant Development

REEF Kitchens Development Commitment

On August 11, 2021, the Company announced a development commitment by REEF Kitchens (“REEF”) to open and operate 700 delivery kitchens over the next five years across the U.S., Canada and the U.K. The Company expects that REEF will open approximately 50 delivery kitchens in 2021 with the remainder to be opened in 2022 through 2025.

Strategic Build to Suit Development Fund

On August 11, 2021, the Company announced the creation of a $100.0 million strategic build to suit development fund to drive additional new restaurant growth that is being funded by the additional cash that was obtained as part of the Company’s debt refinancing transaction completed in June 2021. The Company expects the development fund to drive approximately 80 to 90 new franchise restaurants from 2022 to 2025.

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

During the three months ended July 4, 2021, the Company completed the sale of 47 Company-operated restaurants in New York (including Manhattan) to franchisees, resulting in net gains totaling $30.8 million. Gains and losses recognized on dispositions are recorded to “System optimization gains, net” in our condensed consolidated statements of operations.

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

Operations and Field Realignment

In September 2020, the Company initiated a plan to reallocate resources to better support the long-term growth strategies for Company and franchise operations (the “Operations and Field Realignment Plan”). The Operations and Field Realignment Plan realigned the Company’s restaurant operations team, including transitioning from separate leaders of Company and franchise operations to a single leader of all U.S. restaurant operations. The Operations and Field Realignment Plan also includes contract terminations, including the closure of certain field offices. The Company expects to incur total costs aggregating approximately $6.0 million to $8.0 million, of which approximately $5.5 million to $7.5 million will be cash expenditures, related to the Operations and Field Realignment Plan. Costs related to the Operations and Field Realignment Plan are recorded to “Reorganization and realignment costs.” During the six months ended July 4, 2021, the Company recognized costs totaling $1.5 million, which primarily included third-party and other costs. The Company expects to incur additional costs aggregating approximately $1.0 million to $3.0 million, comprised primarily of third-party and other costs. The Company expects to recognize the majority of the remaining costs and make the majority of the remaining cash expenditures associated with the Operations and Field Realignment Plan during the remainder of 2021.

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the second quarter and the first six months of 2021 and 2020.

	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Revenues:
Sales	$193.5	$164.2	$29.3	$382.6	$331.0	$51.6
Franchise royalty revenue and fees	136.6	103.1	33.5	259.5	204.9	54.6
Franchise rental income	60.9	56.9	4.0	119.7	114.7	5.0
Advertising funds revenue	102.3	78.1	24.2	191.7	156.7	35.0
	493.3	402.3	91.0	953.5	807.3	146.2
Costs and expenses:
Cost of sales	154.2	140.6	13.6	311.0	290.6	20.4
Franchise support and other costs	8.9	5.5	3.4	16.6	13.5	3.1
Franchise rental expense	34.1	31.3	2.8	66.6	60.6	6.0
Advertising funds expense	107.9	81.3	26.6	202.1	161.3	40.8
General and administrative	63.1	48.6	14.5	115.7	100.2	15.5
Depreciation and amortization	30.8	34.7	(3.9)	62.3	65.8	(3.5)
System optimization gains, net	(30.8)	(2.0)	(28.8)	(31.3)	(2.3)	(29.0)
Reorganization and realignment costs	2.1	2.9	(0.8)	7.0	6.8	0.2
Impairment of long-lived assets	0.6	0.1	0.5	1.3	4.7	(3.4)
Other operating income, net	(4.3)	(1.4)	(2.9)	(7.7)	(3.3)	(4.4)
	366.6	341.6	25.0	743.6	697.9	45.7
Operating profit	126.7	60.7	66.0	209.9	109.4	100.5
Interest expense, net	(28.2)	(29.1)	0.9	(57.0)	(57.6)	0.6
Loss on early extinguishment of debt	(17.9)	—	(17.9)	(17.9)	—	(17.9)
Other income (expense), net	0.2	(0.2)	0.4	0.3	0.9	(0.6)
Income before income taxes	80.8	31.4	49.4	135.3	52.7	82.6
Provision for income taxes	(15.1)	(6.5)	(8.6)	(28.2)	(13.4)	(14.8)
Net income	$65.7	$24.9	$40.8	$107.1	$39.3	$67.8

	Second Quarter				Six Months
	2021	% of Total Revenues	2020	% of Total Revenues	2021	% of Total Revenues	2020	% of Total Revenues
Revenues:
Sales	$193.5	39.2%	$164.2	40.8%	$382.6	40.1%	$331.0	41.0%
Franchise royalty revenue and fees:
Franchise royalty revenue	119.5	24.2%	97.2	24.2%	227.9	23.9%	192.6	23.9%
Franchise fees	17.1	3.5%	5.9	1.4%	31.6	3.3%	12.3	1.5%
Total franchise royalty revenue and fees	136.6	27.7%	103.1	25.6%	259.5	27.2%	204.9	25.4%
Franchise rental income	60.9	12.4%	56.9	14.2%	119.7	12.6%	114.7	14.2%
Advertising funds revenue	102.3	20.7%	78.1	19.4%	191.7	20.1%	156.7	19.4%
Total revenues	$493.3	100.0%	$402.3	100.0%	$953.5	100.0%	$807.3	100.0%

	Second Quarter				Six Months
	2021	% of Sales	2020	% of Sales	2021	% of Sales	2020	% of Sales
Cost of sales:
Food and paper	$55.8	28.9%	$49.3	30.0%	$110.7	28.9%	$101.8	30.8%
Restaurant labor	58.7	30.3%	54.0	32.9%	118.7	31.0%	111.0	33.5%
Occupancy, advertising and other operating costs	39.7	20.5%	37.3	22.7%	81.6	21.4%	77.8	23.5%
Total cost of sales	$154.2	79.7%	$140.6	85.6%	$311.0	81.3%	$290.6	87.8%

	Second Quarter				Six Months
	2021	% of Sales	2020	% of Sales	2021	% of Sales	2020	% of Sales
Restaurant margin	$39.3	20.3%	$23.6	14.4%	$71.6	18.7%	$40.4	12.2%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	Second Quarter		Six Months
	2021	2020	2021	2020
Key business measures:
U.S. same-restaurant sales:
Company-operated	23.9%	(10.0)%	18.3%	(5.5)%
Franchised	15.6%	(4.0)%	14.6%	(2.0)%
Systemwide	16.1%	(4.4)%	14.9%	(2.3)%

International same-restaurant sales (a)	31.4%	(18.4)%	19.0%	(10.1)%

Global same-restaurant sales:
Company-operated	23.9%	(10.0)%	18.3%	(5.5)%
Franchised (a)	17.0%	(5.5)%	15.0%	(2.9)%
Systemwide (a)	17.4%	(5.8)%	15.2%	(3.1)%

Systemwide sales: (b)
U.S. Company-operated	$193.3	$164.2	$382.4	$331.0
U.S. franchised	2,704.1	2,239.2	5,162.4	4,413.4
U.S. systemwide	2,897.4	2,403.4	5,544.8	4,744.4
International Company-operated	0.2	—	0.2	—
International franchised (a)	353.4	220.2	657.0	492.8
International systemwide (a)	353.6	220.2	657.2	492.8
Global systemwide (a)	$3,251.0	$2,623.6	$6,202.0	$5,237.2
________________

(a)Excludes Argentina and Venezuela due to the impact of the highly inflationary economies of those countries.

(b)During the second quarter of 2021 and 2020, global systemwide sales increased 22.9% and decreased 6.2%, respectively, U.S. systemwide sales increased 20.6% and decreased 4.0%, respectively, and international systemwide sales increased 48.2% and decreased 24.5%, respectively, on a constant currency basis. During the first six months of 2021 and 2020, global systemwide sales increased 17.7% and decreased 2.7%, respectively, U.S. systemwide sales increased 16.9% and decreased 1.6%, respectively, and international systemwide sales increased 25.6% and decreased 12.4%, respectively, on a constant currency basis.

	Second Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at April 4, 2021	362	5,523	—	953	6,838
Opened	1	21	1	20	43
Closed (a)	(1)	(11)	—	(3)	(15)
Net (sold to) purchased by franchisees	(48)	48	—	—	—
Restaurant count at July 4, 2021	314	5,581	1	970	6,866

	Six Months
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide

Restaurant count at January 3, 2021	361	5,520	—	947	6,828
Opened	3	39	1	38	81
Closed (a)	(2)	(26)	—	(15)	(43)
Net (sold to) purchased by franchisees	(48)	48	—	—	—
Restaurant count at July 4, 2021	314	5,581	1	970	6,866
________________

(a)Excludes restaurants temporarily closed due to the impact of the COVID-19 pandemic.

Sales	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Sales	$193.5	$164.2	$29.3	$382.6	$331.0	$51.6

The increase in sales for the second quarter and the first six months of 2021 was primarily due to a 23.9% and 18.3% increase in Company-operated same-restaurant sales, respectively, partially offset by the impact of the sale of 47 Company-operated restaurants in New York during the second quarter of 2021. Company-operated same-restaurant sales increased due to (1) an increase in customer count, reflecting the prior year impact of the COVID-19 pandemic, and (2) higher average check. Company-operated same-restaurant sales during the first six months of 2021 also benefited from (1) government stimulus payments to consumers during the first quarter of 2021 and (2) the positive impact from the breakfast daypart.

Franchise Royalty Revenue and Fees	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Franchise royalty revenue	$119.5	$97.2	$22.3	$227.9	$192.6	$35.3
Franchise fees	17.1	5.9	11.2	31.6	12.3	19.3
	$136.6	$103.1	$33.5	$259.5	$204.9	$54.6

The increase in franchise royalty revenue during the second quarter and the first six months of 2021 was primarily due to (1) a 17.0% and 15.0% increase in global franchise same-restaurant sales, respectively, and (2) a net increase in the number of franchise restaurants in operation during 2021 compared to 2020. Franchise same-restaurant sales increased due to (1) an increase in customer count, reflecting the prior year impact of the COVID-19 pandemic, and (2) higher average check. Franchise same-restaurant sales during the first six months of 2021 also benefited from (1) government stimulus payments to consumers during the first quarter of 2021 and (2) the positive impact from the breakfast daypart.

The increase in franchise fees during the second quarter and the first six months of 2021 was primarily due to an increase in fees for providing information technology services to franchisees. Franchise fees during the first six months of 2021 also benefited from the accelerated recognition of fees associated with development agreements that were canceled primarily as a result of the NPC bankruptcy sale process.

Franchise Rental Income	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Franchise rental income	$60.9	$56.9	$4.0	$119.7	$114.7	$5.0

The increase in franchise rental income during the second quarter and the first six months of 2021 was primarily due to (1) an increase in percent rent, reflecting higher systemwide sales compared with 2020, and (2) the impact of the sale of 47 Company-operated restaurants in New York during the second quarter of 2021.

Advertising Funds Revenue	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Advertising funds revenue	$102.3	$78.1	$24.2	$191.7	$156.7	$35.0

The Company maintains two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants in the U.S. and Canada. Franchisees make contributions to the national advertising funds based on a percentage of sales of the franchised restaurants. The increase in advertising funds revenue during the second quarter and the first six months of 2021 was primarily due to (1) an increase in franchise same-restaurant sales in the U.S. and Canada and (2) the prior year abatement of national advertising fund contributions on breakfast sales.

Cost of Sales, as a Percent of Sales	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Food and paper	28.9%	30.0%	(1.1)%	28.9%	30.8%	(1.9)%
Restaurant labor	30.3%	32.9%	(2.6)%	31.0%	33.5%	(2.5)%
Occupancy, advertising and other operating costs	20.5%	22.7%	(2.2)%	21.4%	23.5%	(2.1)%
	79.7%	85.6%	(5.9)%	81.3%	87.8%	(6.5)%

The decrease in cost of sales, as a percent of sales, during the second quarter and the first six months of 2021 was primarily due to (1) an increase in customer count, reflecting the prior year impact of the COVID-19 pandemic, (2) higher average check and (3) incremental recognition pay during April and May of 2020. These impacts were partially offset by restaurant labor rate increases. In addition, cost of sales, as a percent of sales, during the second quarter of 2021 was negatively impacted by higher commodity costs.

Franchise Support and Other Costs	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Franchise support and other costs	$8.9	$5.5	$3.4	$16.6	$13.5	$3.1

The increase in franchise support and other costs during the second quarter and the first six months of 2021 was primarily due to an increase in costs incurred to provide information technology and other services to our franchisees. These increases were partially offset by investments made during the first six months of 2020 to support U.S. franchisees in preparation of the national launch of breakfast on March 2, 2020.

Franchise Rental Expense	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Franchise rental expense	$34.1	$31.3	$2.8	$66.6	$60.6	$6.0

The increase in franchise rental expense during the second quarter and the first six months of 2021 was primarily due to an increase in percent rent, reflecting higher systemwide sales compared with 2020. Franchise rental expense for the first six months of 2021 also increased due to the impact of assigning certain leases to a franchisee in 2020.

Advertising Funds Expense	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Advertising funds expense	$107.9	$81.3	$26.6	$202.1	$161.3	$40.8

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. As of July 4, 2021, the Company expected advertising funds expense to exceed advertising funds revenue by approximately $21.0 million for 2021, which includes (1) the Company’s decision to fund up to $15.0 million of incremental advertising and (2) the amount by which advertising funds revenue exceeded advertising funds expense in 2020 (excluding the Company’s funding of $14.6 million of incremental advertising) and 2019 of approximately $6.0 million. During the second quarter and the first six months of 2021, advertising funds expense increased due to (1) an increase in franchise same-restaurant sales in the U.S. and Canada and (2) the recognition of $5.6 million and $10.4 million, respectively, of the expected advertising spend in excess of advertising funds revenue. Subsequent to July 4, 2021, the Company revised its planned 2021 advertising expenses to include an additional $10.0 million of incremental advertising, resulting in an expected total 2021 incremental Company investment of $25.0 million.

General and Administrative	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Incentive compensation	$15.1	$6.0	$9.1	22.5	9.0	13.5
Professional fees	9.1	6.5	2.6	17.8	12.8	5.0
Share-based compensation	5.9	4.7	1.2	11.0	9.2	1.8
Travel-related expenses	1.5	0.8	0.7	2.0	3.9	(1.9)
Other, net	31.5	30.6	0.9	62.4	65.3	(2.9)
	$63.1	$48.6	$14.5	$115.7	$100.2	$15.5

The increase in general and administrative expenses during the second quarter and the first six months of 2021 was primarily due to (1) an increase in incentive compensation accruals and higher share-based compensation, reflecting higher operating performance in the first six months of 2021 compared to the first six months of 2020, and (2) higher professional fees, primarily as a result of costs associated with the Company’s enterprise resource planning implementation. During the first six months of 2021, these increases were partially offset by a decrease in travel-related expenses as a result of reduced travel.

Depreciation and Amortization	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Restaurants	$18.7	$23.0	$(4.3)	$38.1	$42.5	$(4.4)
Technology support, corporate and other	12.1	11.7	0.4	24.2	23.3	0.9
	$30.8	$34.7	$(3.9)	$62.3	$65.8	$(3.5)

The decrease in depreciation and amortization during the second quarter and the first six months of 2021 was primarily due to (1) assets becoming fully depreciated and (2) the impact of a prior year change in useful lives for certain asset categories. These decreases were partially offset by an increase in depreciation and amortization for technology investments.

System Optimization Gains, Net	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
System optimization gains, net	$(30.8)	$(2.0)	$(28.8)	$(31.3)	$(2.3)	$(29.0)

System optimization gains, net for the second quarter and the first six months of 2021 were primarily comprised of a gain on the sale of 47 Company-operated restaurants in New York. System optimization gains, net for the second quarter and first six months of 2020 were primarily comprised of gains on the sale of surplus and other properties. See Note 4 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information on the sale of the Company-operated restaurants in New York.

Reorganization and Realignment Costs	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Operations and field realignment	$1.2	$—	$1.2	$1.5	$—	$1.5
IT realignment	—	2.8	(2.8)	—	6.4	(6.4)
G&A realignment	—	0.1	(0.1)	—	0.3	(0.3)
System optimization initiative	0.9	—	0.9	5.5	0.1	5.4
	$2.1	$2.9	$(0.8)	$7.0	$6.8	$0.2

In September 2020, the Company initiated the Operations and Field Realignment Plan. The Operations and Field Realignment Plan realigned the Company’s restaurant operations team, including transitioning from separate leaders of Company and franchise operations to a single leader of all U.S. restaurant operations. The Operations and Field Realignment Plan also includes contract terminations, including the closure of certain field offices. During the second quarter and the first six months of 2021, the Company recognized costs totaling $1.2 million and $1.5 million, respectively, which primarily included third-party and other costs. The Company expects to incur additional costs aggregating approximately $1.0 million to $3.0 million, comprised primarily of third-party and other costs. The Company expects to recognize the majority of the remaining costs associated with the Operations and Field Realignment Plan during the remainder of 2021.

As part of the Company’s system optimization initiative, the Company expects to continue to optimize the Wendy’s system through strategic restaurant acquisitions and dispositions, as well as by facilitating Franchise Flips. During the second quarter of 2021, the Company recognized costs associated with its system optimization initiative totaling $0.9 million, which were primarily comprised of severance and related employee costs and professional fees associated with the sale of 47 Company-operated restaurants in New York. During the six months ended July 4, 2021, the Company recognized costs associated with its system optimization initiative totaling $5.5 million, which were primarily comprised of the write-off of certain lease assets and lease termination fees associated with the NPC bankruptcy sale process. The Company expects to recognize a gain of approximately $1.0 million related to the write-off of certain NPC-related lease liabilities upon final termination of the leases.

Impairment of Long-Lived Assets	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Impairment of long-lived assets	$0.6	$0.1	$0.5	$1.3	$4.7	$(3.4)

The change in impairment charges during the second quarter of 2021 was primarily driven by higher impairment charges as a result of the deterioration in operating performance of certain Company-operated restaurants when compared to the second quarter of 2020. The change in impairment charges during the first six months of 2021 was primarily driven by the expected deterioration in operating performance of certain Company-operated restaurants in the first six months of 2020 as a result of the COVID-19 pandemic.

Other Operating Income, Net	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Gains on sales-type leases	$(1.6)	$(0.6)	$(1.0)	$(3.5)	$(1.2)	$(2.3)
Lease buyout	(0.8)	0.1	(0.9)	(0.9)	0.1	(1.0)
Equity in earnings in joint ventures, net	(1.7)	(0.9)	(0.8)	(3.3)	(2.4)	(0.9)
Other, net	(0.2)	—	(0.2)	—	0.2	(0.2)
	$(4.3)	$(1.4)	$(2.9)	$(7.7)	$(3.3)	$(4.4)

The change in other operating income, net during the second quarter and the first six months of 2021 was primarily due to (1) gains on new and modified sales-type leases, (2) lease buyout activity and (3) an increase in the equity in earnings from our TimWen joint venture.

Interest Expense, Net	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Interest expense, net	$28.2	$29.1	$(0.9)	$57.0	$57.6	$(0.6)

Interest expense, net decreased during the second quarter and the first six months of 2021 primarily due to the impact of completing the refinancing of a portion of the Company’s securitized financing facility in the second quarter of 2021.

Loss on Early Extinguishment of Debt	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Loss on early extinguishment of debt	$17.9	$—	$17.9	$17.9	$—	$17.9

During the second quarter of 2021, in connection with the refinancing of a portion of the Company’s securitized financing facility, the Company incurred a loss on the early extinguishment of debt as a result of repaying the outstanding Series 2015-1 Class A-2-III Notes and Series 2018-1 Class A-2-I Notes with the proceeds from the issuance of its Series 2021-1 Class A-2 Notes. The loss on the early extinguishment of debt of $17.9 million was comprised of a specified make-whole payment of $9.6 million and the write-off of certain unamortized deferred financing costs of $8.3 million.

Other Income (Expense), Net	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Other income (expense), net	$0.2	$(0.2)	$0.4	$0.3	$0.9	$(0.6)

The change in other income (expense), net during the second quarter and the first six months of 2021 was primarily due to fluctuations in interest income earned on our cash equivalents.

Provision for Income Taxes	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Income before income taxes	$80.8	$31.4	$49.4	$135.3	$52.7	$82.6
Provision for income taxes	(15.1)	(6.5)	(8.6)	(28.2)	(13.4)	(14.8)
Effective tax rate on income	18.6%	20.8%	(2.2)%	20.8%	25.4%	(4.6)%

Our effective tax rates for the second quarter and the first six months of 2021 and 2020 were impacted by variations in income before income taxes, including uncertainty in 2020 income before income taxes arising from the COVID-19 pandemic, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The decrease in the effective tax rate for the second quarter of 2021 compared with the second quarter of 2020 was primarily due to an increase in the benefit of share-based compensation, partially offset by an increase due to state income taxes, including discrete changes to state deferred taxes. The decrease in the effective tax rate for the first six months of 2021 compared with the first six months of 2020 was primarily due to a decrease in the tax effects of our foreign operations, partially offset by an increase due to state income taxes, including discrete changes to state deferred taxes.

Segment Information

See Note 17 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Sales	$193.3	$164.2	$29.1	$382.4	$331.0	$51.4
Franchise royalty revenue	106.0	88.1	17.9	202.8	173.0	29.8
Franchise fees	14.3	5.4	8.9	26.2	10.6	15.6
Advertising fund revenue	96.2	73.6	22.6	180.4	147.7	32.7
Total revenues	$409.8	$331.3	$78.5	$791.8	$662.3	$129.5
Segment profit	$126.7	$93.1	$33.6	$238.7	$175.0	$63.7

The increase in Wendy’s U.S. revenues during the second quarter and the first six months of 2021 was primarily due to an increase in systemwide same-restaurant sales, partially offset by the impact of the sale of 47 Company-operated restaurants in New York during the second quarter of 2021. Same-restaurant sales increased due to (1) an increase in customer count, reflecting the prior year impact of the COVID-19 pandemic, and (2) higher average check. Same-restaurant sales during the first six months of 2021 also benefited from the positive impact from the breakfast daypart. In addition, during the second quarter and the first six months of 2021, Wendy’s U.S. revenues benefited from higher franchise fees, primarily due to an increase in fees for providing information technology services to franchisees.

The increase in Wendy’s U.S. segment profit during the second quarter and the first six months of 2021 was primarily due to (1) higher revenues and (2) lower cost of sales, as a percent of sales, for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales.” These changes were partially offset by higher general and administrative expenses.

Wendy’s International

	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Sales	$0.2	$—	$0.2	$0.2	$—	$0.2
Franchise royalty revenue	13.6	9.1	4.5	25.1	19.6	5.5
Franchise fees	1.4	0.4	1.0	3.0	0.9	2.1
Advertising fund revenue	6.1	4.5	1.6	11.3	9.0	2.3
Total revenues	$21.3	$14.0	$7.3	$39.6	$29.5	$10.1
Segment profit	$6.5	$3.6	$2.9	$14.2	$8.7	$5.5

The increase in Wendy’s International revenues during the second quarter and the first six months of 2021 was primarily due to an increase in same-restaurant sales. Same-restaurant sales increased due to (1) an increase in customer count, reflecting the prior year impact of the COVID-19 pandemic, and (2) higher average check. The increase in Wendy’s International segment profit during the second quarter and the first six months of 2021 was primarily due to higher revenues, partially offset by higher general and administrative expenses.

Global Real Estate & Development

	Second Quarter			Six Months
	2021	2020	Change	2021	2020	Change
Franchise fees	$1.3	$0.1	$1.2	$2.5	$0.8	$1.7
Franchise rental income	60.9	56.9	4.0	119.7	114.7	5.0
Total revenues	$62.2	$57.0	$5.2	$122.2	$115.5	$6.7
Segment profit	$26.6	$23.7	$2.9	$52.8	$50.2	$2.6

The increase in Global Real Estate & Development revenues during the second quarter and the first six months of 2021 was primarily due to higher franchise rental income. See “Franchise Rental Income” above for further information.

The increase in Global Real Estate & Development segment profit during the second quarter and the first six months of 2021 was primarily due to (1) gains on new and modified sales-type leases, (2) lease buyout activity and (3) an increase in the equity in earnings from the TimWen joint venture. These increases were partially offset by higher general and administrative expenses.

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

Our anticipated cash requirements for the remainder of 2021, exclusive of operating cash flow requirements, consist principally of:

•capital expenditures of approximately $55.0 million to $65.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $80.0 million to $90.0 million;

•cash dividends aggregating approximately $53.5 million as discussed below in “Dividends;” and

•potential stock repurchases of up to $104.4 million, of which $4.4 million was repurchased subsequent to July 4, 2021 through August 4, 2021, as discussed below in “Stock Repurchases.”

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

The table below summarizes our cash flows from operating, investing and financing activities for the first six months of 2021 and 2020:

	Six Months
	2021	2020	Change
Net cash provided by (used in):
Operating activities	$158.8	$30.6	$128.2
Investing activities	32.0	(24.9)	56.9
Financing activities	28.9	48.3	(19.4)
Effect of exchange rate changes on cash	2.2	(3.2)	5.4
Net increase in cash, cash equivalents and restricted cash	$221.9	$50.8	$171.1

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $158.8 million and $30.6 million in the first six months of 2021 and 2020, respectively. The increase was primarily due to (1) higher net income, adjusted for non-cash expenses, (2) the prior year extension of payment terms for royalties beginning in April 2020 for a three month period, (3) a cash payment of $24.7 million related to the settlement of the financial institutions class action in January 2020, (4) the timing of receipt of franchisee rental payments and (5) a decrease in payments for incentive compensation for the 2020 fiscal year paid in 2021. These increases were partially offset by (1) the timing of payments for marketing expenses of the national advertising funds and (2) an increase in cash paid for income taxes.

Investing Activities

Cash provided by (used in) investing activities was $32.0 million and $(24.9) million in the first six months of 2021 and 2020, respectively. The change was primarily due to (1) an increase in proceeds from dispositions of $46.2 million associated with the sale of 47 Company-operated restaurants in New York during the second quarter of 2021, (2) a decrease in capital expenditures of $5.3 million and (3) the net settlement of deposits associated with the Company’s consortium bid to acquire NPC’s Wendy’s restaurants of $4.9 million in the first quarter of 2021.

Financing Activities

Cash provided by financing activities was $28.9 million and $48.3 million in the first six months of 2021 and 2020, respectively. The decrease was primarily due to (1) an increase in repurchases of common stock of $38.5 million and (2) an increase in dividends of $4.3 million. These changes were partially offset by (1) an increase in proceeds from stock option exercises, net of payments related to tax withholding for share-based compensation, of $14.6 million and (2) a net increase in cash provided by long-term debt activities of $11.0 million, reflecting the respective impacts of the completion of the Company’s debt refinancing transaction during the second quarter of 2021 and the draw downs under the 2019-1 Class A-1 Notes and the Company’s other lines of credit in the first quarter of 2020.

Long-Term Debt, Including Current Portion

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. In June 2021, the Master Issuer completed a refinancing transaction with respect to this facility under which the Master Issuer issued the Series 2021-1 Class A-2 Notes with initial principal amounts totaling $1.1 billion. The net proceeds from the sale of the Series 2021-1 Class A-2 Notes were used to repay in full the Master Issuer’s outstanding Series 2015-1 Class A-2-III Notes and Series 2018-1 Class A-2-I Notes, including the payment of prepayment and transaction costs. The remaining funds will be used for general corporate purposes, which may include funding for growth initiatives, return of capital to shareholders, or additional debt retirement.

In connection with the issuance of the Series 2021-1 Class A-2 Notes, the Master Issuer also issued the Series 2021-1 Class A-1 Notes, which allow for the drawing of up to $300.0 million on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2021-1 Class A-1 Notes during the three months ended July 4, 2021. The Series 2021-1 Class A-1 Notes replaced the Company’s $150.0 million Series 2019-1 Class A-1 Notes and $100.0 million Series 2020-1 Class A-1 Notes, which were cancelled on the closing date, and the letters of credit outstanding against the Series 2019-1 Class A-1 Notes were transferred to the Series 2021-1 Class A-1 Notes.

Except as described above, there were no material changes to the terms of any debt obligations since January 3, 2021. The Company was in compliance with its debt covenants as of July 4, 2021. See Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Dividends

On March 15, 2021 and June 15, 2021, the Company paid quarterly cash dividends per share of $.09 and $0.10, respectively, aggregating $42.3 million. On August 11, 2021, the Company announced a dividend of $.12 per share to be paid on September 15, 2021 to stockholders of record as of September 1, 2021. If the Company pays regular quarterly cash dividends for the remainder of 2021 at the same rate as declared in the third quarter of 2021, the Company’s total cash requirement for dividends for the remainder of 2021 will be approximately $53.5 million based on the number of shares of its common stock outstanding at August 4, 2021. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2020, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. As previously announced, beginning in March 2020, the Company temporarily suspended all share repurchase activity under the February 2020 authorization in connection with the Company’s response to the COVID-19 pandemic. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022, when and if market and economic conditions warrant and to the extent legally permissible. The Company resumed share repurchases in August 2020. In addition, in May 2021, the Board of Directors approved an increase of $50.0 million to the February 2020 authorization, resulting in an aggregate authorization of $150.0 million that continues to expire on February 28, 2022. During the six months ended July 4, 2021, the Company repurchased 4.0 million shares under the February 2020 repurchase authorization with an aggregate purchase price of $83.3 million, of which $0.4 million was accrued at July 4, 2021, and excluding commissions of $0.1 million. As of July 4, 2021, the Company had $34.4 million of availability remaining under its February 2020 authorization. Subsequent to July 4, 2021 through August 4, 2021, the Company repurchased 0.2 million shares under the February 2020 authorization with an aggregate purchase price of $4.4 million, excluding commissions. In addition, in August 2021, the Board of Directors approved an increase of $70.0 million to the February 2020 authorization, resulting in an aggregate authorization of $220.0 million that continues to expire on February 28, 2022. The Company has availability of $100.0 million remaining under the authorization as of August 11, 2021.

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

As of July 4, 2021, there were no material changes from the information contained in the Form 10-K, except as described below.

Interest Rate Risk

Following the Company’s debt refinancing transaction, our long-term debt, including the current portion, aggregated $2,451.6 million as of July 4, 2021 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure reduces its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases under its Series 2021-1 Class A-1 Notes and other lines of credit; however, the Company had no outstanding borrowings under the 2021-1 Class A-1 Notes and other lines of credit as of July 4, 2021. See “Liquidity and Capital Resources” in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s debt refinancing transaction.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 4, 2021. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of July 4, 2021, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the second quarter of 2021 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

In addition to the factors described above, there are risks associated with our predominantly franchised business model that could impact our results, performance and achievements. Such risks include our ability to identify, attract and retain experienced and qualified franchisees, effectively manage the transfer of restaurants between and among franchisees, the business and financial health of franchisees, the ability of franchisees to meet their royalty, advertising, development, reimaging and other commitments, participation by franchisees in brand strategies and the fact that franchisees are independent third parties that own, operate and are responsible for overseeing the operations of their restaurants. Our predominantly franchised business model may also impact the ability of the Wendy’s system to effectively respond and adapt to market changes. Many of these risks have been or in the future may be heightened due to the business disruption and impact from the COVID-19 pandemic.

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

Item 1. Legal Proceedings.

The Company is involved in litigation and claims incidental to our business. We provide accruals for such litigation and claims when payment is probable and reasonably estimable. The Company believes it has adequate accruals for all of its legal and environmental matters. We cannot estimate the aggregate possible range of loss for our existing litigation and claims for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows of a particular reporting period.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the second quarter of 2021:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
April 5, 2021 through May 9, 2021	528,908	$22.08	528,908	$38
May 10, 2021 through June 6, 2021	476,284	$23.43	466,718	$39,065,340
June 7, 2021 through July 4, 2021	254,385	$24.38	197,748	$34,395,558
Total	1,259,577	$23.05	1,193,374	$34,395,558

(1)Includes 66,203 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

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

Subsequent to July 4, 2021 through August 4, 2021, the Company repurchased 0.2 million shares under the February 2020 authorization with an aggregate purchase price of $4.4 million, excluding commissions. In addition, in August 2021, the Board of Directors approved an increase of $70.0 million to the February 2020 authorization, resulting in an aggregate authorization of $220.0 million that continues to expire on February 28, 2022.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

4.1
Series 2021-1 Supplement to Base Indenture, dated as of June 22, 2021, by and between Wendy’s Funding, LLC, as Master Issuer of the Series 2021-1 fixed rate senior secured notes, Class A-2, and Series 2021-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2021-1 Securities Intermediary, incorporated herein by reference to Exhibit 4.1 of The Wendy’s Company Current Report on Form 8-K filed on June 23, 2021 (SEC file no. 001-02207).

4.2
Seventh Supplement to the Base Indenture, dated as of June 22, 2021, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.2 of The Wendy’s Company Current Report on Form 8-K filed on June 23, 2021 (SEC file no. 001-02207).

10.1
2021-1 Class A-2 Note Purchase Agreement, dated as of June 15, 2021, by and among The Wendy’s Company, the subsidiaries of The Wendy’s Company party thereto and Guggenheim Securities, LLC and Jefferies LLC, each acting on behalf of itself and as the representatives of the initial purchasers, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on June 16, 2021 (SEC file no. 001-02207).

10.2
Class A-1 Note Purchase Agreement, dated as of June 22, 2021, by and among Wendy’s Funding, LLC, as Master Issuer, each of Quality Is Our Recipe, LLC, Wendy’s Properties, LLC and Wendy’s SPV Guarantor, LLC, as Guarantors, Wendy’s International, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Coöperatieve Rabobank, U.A., New York Branch, as L/C Provider, Swingline Lender and Administrative Agent, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on June 23, 2021 (SEC file no. 001-02207).

10.3
Fourth Amendment to the Management Agreement, dated as of June 22, 2021, by and among Wendy’s Funding, LLC, as Master Issuer, certain subsidiaries of Wendy’s Funding, LLC party thereto, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on June 23, 2021 (SEC file no. 001-02207).

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
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2021 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2021, formatted in Inline XBRL and contained in Exhibit 101.
____________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: August 11, 2021	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: August 11, 2021	By: /s/ Leigh A. Burnside
Leigh A. Burnside
Senior Vice President, Finance and
Chief Accounting Officer
(Principal Accounting Officer)