Form 10-Q
period 2021-10-03
Wendy's Co
filed 2021-11-10
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2021

or

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
Yes ☐ No ☒

There were 220,634,432 shares of The Wendy’s Company common stock outstanding as of November 3, 2021.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	October 3, 2021	January 3, 2021
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$571,502	$306,989
Restricted cash	36,321	33,973
Accounts and notes receivable, net	100,265	109,891
Inventories	4,257	4,732
Prepaid expenses and other current assets	23,820	89,732
Advertising funds restricted assets	107,320	142,306
Total current assets	843,485	687,623
Properties	873,250	915,889
Finance lease assets	210,660	206,153
Operating lease assets	783,986	821,480
Goodwill	751,805	751,049
Other intangible assets	1,209,695	1,224,960
Investments	41,356	44,574
Net investment in sales-type and direct financing leases	305,242	268,221
Other assets	137,468	120,057
Total assets	$5,156,947	$5,040,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32,750	$28,962
Current portion of finance lease liabilities	15,915	12,105
Current portion of operating lease liabilities	45,541	45,346
Accounts payable	26,506	31,063
Accrued expenses and other current liabilities	158,800	155,321
Advertising funds restricted liabilities	127,673	140,511
Total current liabilities	407,185	413,308
Long-term debt	2,360,763	2,218,163
Long-term finance lease liabilities	528,775	506,076
Long-term operating lease liabilities	830,488	865,325
Deferred income taxes	279,813	280,755
Deferred franchise fees	90,086	89,094
Other liabilities	117,083	117,689
Total liabilities	4,614,193	4,490,410
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 221,301 and 224,268 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,911,552	2,899,276
Retained earnings	317,956	238,674
Common stock held in treasury, at cost; 249,123 and 246,156 shares, respectively	(2,685,063)	(2,585,755)
Accumulated other comprehensive loss	(48,733)	(49,641)
Total stockholders’ equity	542,754	549,596
Total liabilities and stockholders’ equity	$5,156,947	$5,040,006

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(Unaudited)
Revenues:
Sales	$171,078	$191,946	$553,660	$522,961
Franchise royalty revenue and fees	138,755	116,820	398,246	321,645
Franchise rental income	62,446	58,721	182,190	173,434
Advertising funds revenue	97,976	84,755	289,699	241,468
	470,255	452,242	1,423,795	1,259,508
Costs and expenses:
Cost of sales	146,436	159,545	457,440	450,170
Franchise support and other costs	10,509	5,960	27,080	19,427
Franchise rental expense	34,424	32,426	101,058	93,024
Advertising funds expense	108,529	92,048	310,642	253,353
General and administrative	62,840	47,322	178,576	147,553
Depreciation and amortization	30,940	32,966	93,243	98,726
System optimization gains, net	(1,437)	(23)	(32,719)	(2,333)
Reorganization and realignment costs	345	3,375	7,381	10,196
Impairment of long-lived assets	566	23	1,831	4,727
Other operating income, net	(3,092)	(2,748)	(10,800)	(6,076)
	390,060	370,894	1,133,732	1,068,767
Operating profit	80,195	81,348	290,063	190,741
Interest expense, net	(26,000)	(29,086)	(82,990)	(86,696)
Loss on early extinguishment of debt	—	—	(17,917)	—
Other income, net	171	181	461	1,113
Income before income taxes	54,366	52,443	189,617	105,158
Provision for income taxes	(13,195)	(12,690)	(41,356)	(26,060)
Net income	$41,171	$39,753	$148,261	$79,098

Net income per share:
Basic	$.19	$.18	$.67	$.35
Diluted	.18	.17	.66	.35

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(Unaudited)
Net income	$41,171	$39,753	$148,261	$79,098
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,659)	3,220	908	(5,138)
Other comprehensive (loss) income	(4,659)	3,220	908	(5,138)
Comprehensive income	$36,512	$42,973	$149,169	$73,960

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at January 3, 2021	$47,042	$2,899,276	$238,674	$(2,585,755)	$(49,641)	$549,596
Net income	—	—	41,366	—	—	41,366
Other comprehensive income	—	—	—	—	2,220	2,220
Cash dividends	—	—	(20,156)	—	—	(20,156)
Repurchases of common stock	—	—	—	(56,084)	—	(56,084)
Share-based compensation	—	5,151	—	—	—	5,151
Common stock issued upon exercises of stock options	—	(20)	—	683	—	663
Common stock issued upon vesting of restricted shares	—	(2,996)	—	817	—	(2,179)
Other	—	49	(5)	44	—	88
Balance at April 4, 2021	$47,042	$2,901,460	$259,879	$(2,640,295)	$(47,421)	$520,665
Net income	—	—	65,724	—	—	65,724
Other comprehensive income	—	—	—	—	3,347	3,347
Cash dividends	—	—	(22,123)	—	—	(22,123)
Repurchases of common stock	—	—	—	(27,291)	—	(27,291)
Share-based compensation	—	5,882	—	—	—	5,882
Common stock issued upon exercises of stock options	—	850	—	23,466	—	24,316
Common stock issued upon vesting of restricted shares	—	(959)	—	714	—	(245)
Other	—	41	(5)	45	—	81
Balance at July 4, 2021	$47,042	$2,907,274	$303,475	$(2,643,361)	$(44,074)	$570,356
Net income	—	—	41,171	—	—	41,171
Other comprehensive loss	—	—	—	—	(4,659)	(4,659)
Cash dividends	—	—	(26,684)	—	—	(26,684)
Repurchases of common stock	—	—	—	(43,857)	—	(43,857)
Share-based compensation	—	5,702	—	—	—	5,702
Common stock issued upon exercises of stock options	—	351	—	1,465	—	1,816
Common stock issued upon vesting of restricted shares	—	(1,835)	—	642	—	(1,193)
Other	—	60	(6)	48	—	102
Balance at October 3, 2021	$47,042	$2,911,552	$317,956	$(2,685,063)	$(48,733)	$542,754

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

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	October 3, 2021	September 27, 2020
	(Unaudited)
Cash flows from operating activities:
Net income	$148,261	$79,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,243	98,726
Share-based compensation	16,735	15,112
Impairment of long-lived assets	1,831	4,727
Deferred income tax	(25)	5,878
Non-cash rental expense, net	28,421	19,967
Change in operating lease liabilities	(34,220)	(29,539)
Net receipt of deferred vendor incentives	1,906	5,061
System optimization gains, net	(32,719)	(2,333)
Distributions received from joint ventures, net of equity in earnings	3,561	1,187
Long-term debt-related activities, net	23,043	4,866
Changes in operating assets and liabilities and other, net	26,636	3,009
Net cash provided by operating activities	276,673	205,759
Cash flows from investing activities:
Capital expenditures	(43,401)	(44,876)
Acquisitions	4,879	—
Dispositions	52,657	3,570
Proceeds from sale of investments	—	169
Notes receivable, net	907	138
Net cash provided by (used in) investing activities	15,042	(40,999)
Cash flows from financing activities:
Proceeds from long-term debt	1,100,000	153,315
Repayments of long-term debt	(955,782)	(174,959)
Repayments of finance lease liabilities	(9,021)	(5,850)
Deferred financing costs	(20,873)	(2,122)
Repurchases of common stock	(125,656)	(46,667)
Dividends	(68,963)	(49,176)
Proceeds from stock option exercises	27,204	15,540
Payments related to tax withholding for share-based compensation	(4,390)	(5,409)
Net cash used in financing activities	(57,481)	(115,328)
Net cash provided by operations before effect of exchange rate changes on cash	234,234	49,432
Effect of exchange rate changes on cash	177	(1,715)
Net increase in cash, cash equivalents and restricted cash	234,411	47,717
Cash, cash equivalents and restricted cash at beginning of period	418,241	358,707
Cash, cash equivalents and restricted cash at end of period	$652,652	$406,424

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$4,363	$4,789
Finance leases	43,277	24,617

	October 3, 2021	January 3, 2021
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$571,502	$306,989
Restricted cash	36,321	33,973
Restricted cash, included in Advertising funds restricted assets	44,829	77,279
Total cash, cash equivalents and restricted cash	$652,652	$418,241
See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of October 3, 2021, the results of our operations for the three and nine months ended October 3, 2021 and September 27, 2020 and cash flows for the nine months ended October 3, 2021 and September 27, 2020. The results of operations for the nine months ended October 3, 2021 are not necessarily indicative of the results to be expected for the full 2021 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 (the “Form 10-K”).

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

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended October 3, 2021
Sales at Company-operated restaurants	$169,961	$1,117	$—	$171,078
Franchise royalty revenue	102,603	13,918	—	116,521
Franchise fees (a)	19,759	1,144	1,331	22,234
Franchise rental income	—	—	62,446	62,446
Advertising funds revenue	91,481	6,495	—	97,976
Total revenues	$383,804	$22,674	$63,777	$470,255

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Nine Months Ended October 3, 2021
Sales at Company-operated restaurants	$552,297	$1,363	$—	$553,660
Franchise royalty revenue	305,373	39,048	—	344,421
Franchise fees (a)	46,020	4,041	3,764	53,825
Franchise rental income	—	—	182,190	182,190
Advertising funds revenue	271,911	17,788	—	289,699
Total revenues	$1,175,601	$62,240	$185,954	$1,423,795

Three Months Ended September 27, 2020
Sales at Company-operated restaurants	$191,946	$—	$—	$191,946
Franchise royalty revenue	98,128	11,216	—	109,344
Franchise fees (a)	5,651	463	1,362	7,476
Franchise rental income	—	—	58,721	58,721
Advertising funds revenue	79,170	5,585	—	84,755
Total revenues	$374,895	$17,264	$60,083	$452,242

Nine Months Ended September 27, 2020
Sales at Company-operated restaurants	$522,961	$—	$—	$522,961
Franchise royalty revenue	271,082	30,809	—	301,891
Franchise fees (a)	16,244	1,369	2,141	19,754
Franchise rental income	—	—	173,434	173,434
Advertising funds revenue	226,907	14,561	—	241,468
Total revenues	$1,037,194	$46,739	$175,575	$1,259,508
_______________

(a)Includes fees for providing information technology services to franchisees, which are recognized as revenue as earned.

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	October 3, 2021 (a)	January 3, 2021 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$46,747	$57,677
Receivables, which are included in “Advertising funds restricted assets”	57,222	63,252
Deferred franchise fees (c)	99,057	97,785
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $8,971 and $90,086 as of October 3, 2021, respectively, and $8,691 and $89,094 as of January 3, 2021, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Significant changes in deferred franchise fees are as follows:

	Nine Months Ended
	October 3, 2021	September 27, 2020
Deferred franchise fees at beginning of period	$97,785	$100,689
Revenue recognized during the period	(14,001)	(6,286)
New deferrals due to cash received and other	15,273	3,642
Deferred franchise fees at end of period	$99,057	$98,045

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2021 (a)	$4,428
2022	6,293
2023	6,128
2024	5,938
2025	5,758
Thereafter	70,512
$99,057
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2021, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

(3) Acquisitions

No restaurants were acquired from franchisees during the nine months ended October 3, 2021 and September 27, 2020.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) System Optimization Gains, Net

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to reduce its ownership below the approximately 5% level, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During the nine months ended October 3, 2021 and September 27, 2020, the Company facilitated 34 and 22 Franchise Flips, respectively. In addition, during the nine months ended October 3, 2021, the Company completed the sale of 47 Company-operated restaurants in New York (including Manhattan) to franchisees. No Company-operated restaurants were sold to franchisees during the nine months ended September 27, 2020.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Number of restaurants sold to franchisees	—	—	47	—

Proceeds from sales of restaurants (a)	$—	$—	$50,518	$—
Net assets sold (b)	—	—	(16,939)	—
Goodwill related to sales of restaurants	—	—	(4,847)	—
Net unfavorable leases (c)	—	—	(2,939)	—
Gain on sales-type leases	—	—	7,156	—
Other (d)	—	—	(2,148)	—
	—	—	30,801	—
Post-closing adjustments on sales of restaurants (e)	5	23	520	368
Gain on sales of restaurants, net	5	23	31,321	368

(Loss) gain on sales of other assets, net (f)	1,432	—	1,398	1,965
System optimization gains, net	$1,437	$23	$32,719	$2,333
_______________

(a)In addition to the proceeds noted herein, the Company received cash proceeds of $26 during the three and nine months ended October 3, 2021 related to a note receivable issued in connection with the sale of the Manhattan Company-operated restaurants.

(b)Net assets sold consist primarily of equipment.

(c)During the nine months ended October 3, 2021, the Company recorded favorable lease assets of $3,799 and unfavorable lease liabilities of $6,738 as a result of leasing and/or subleasing land, buildings, and/or leasehold improvements to franchisees, in connection with the sale of the New York Company-operated restaurants (including Manhattan).

(d)The nine months ended October 3, 2021 include a deferred gain of $3,500 as a result of certain contingencies related to the extension of lease terms.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(e)The nine months ended October 3, 2021 includes the recognition of deferred gains of $515 as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees. The three and nine months ended September 27, 2020 represent the recognition of such deferred gains.

(f)During the three and nine months ended October 3, 2021, the Company received net cash proceeds of $2,100 and $2,113, respectively, primarily from the sale of surplus and other properties. During the nine months ended September 27, 2020, the Company received net cash proceeds of $3,570, primarily from the sale of surplus and other properties.

Assets Held for Sale

	October 3, 2021	January 3, 2021
Number of restaurants classified as held for sale	—	43
Net restaurant assets held for sale (a)	$—	$20,587
Other assets held for sale (b)	$3,749	$1,732
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

Assets held for sale are included in “Prepaid expenses and other current assets.”

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Operations and field realignment	$74	$3,021	$1,563	$3,021
IT realignment	(17)	403	(11)	6,809
G&A realignment	(7)	(49)	(41)	282
System optimization initiative	295	—	5,870	84
Reorganization and realignment costs	$345	$3,375	$7,381	$10,196

Operations and Field Realignment

In September 2020, the Company initiated a plan to reallocate resources to better support the long-term growth strategies for Company and franchise operations (the “Operations and Field Realignment Plan”). The Operations and Field Realignment Plan realigned the Company’s restaurant operations team, including transitioning from separate leaders of Company and franchise operations to a single leader of all U.S. restaurant operations. The Operations and Field Realignment Plan also includes contract terminations, including the closure of certain field offices. The Company expects to incur total costs aggregating approximately $5,500 to $6,000 related to the Operations and Field Realignment Plan. During the nine months ended October 3, 2021, the Company recognized costs totaling $1,563, which primarily included third-party and other costs. During the three and nine months ended September 27, 2020, the Company recognized costs totaling $3,021, which included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating up to approximately $500, comprised primarily of third-party and other costs. The Company expects to recognize the majority of the remaining costs associated with the Operations and Field Realignment Plan during the remainder of 2021.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded as a result of the Operations and Field Realignment Plan:

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Severance and related employee costs	$—	$2,502	$333	$2,502	$3,446
Third-party and other costs	74	—	1,230	—	1,297
	74	2,502	1,563	2,502	4,743
Share-based compensation (a)	—	519	—	519	621
Total operations and field realignment	$74	$3,021	$1,563	$3,021	$5,364
_______________

(a)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the Operations and Field Realignment Plan.

The table below presents a rollforward of our accruals for the Operations and Field Realignment Plan, which are included in “Accrued expenses and other current liabilities” as of October 3, 2021.

	Balance January 3, 2021	Charges	Payments	Balance October 3, 2021
Severance and related employee costs	$2,600	$333	$(2,377)	$556
Third-party and other costs	—	1,230	(1,230)	—
	$2,600	$1,563	$(3,607)	$556

	Balance December 29, 2019	Charges	Payments	Balance September 27, 2020
Severance and related employee costs	$—	$2,502	$—	$2,502

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded as a result of the IT Realignment Plan:

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Severance and related employee costs (a)	$(32)	$34	$(151)	$1,009	$8,240
Recruitment and relocation costs	12	345	133	659	1,429
Third-party and other costs	3	24	7	5,141	6,542
	(17)	403	(11)	6,809	16,211
Share-based compensation (b)	—	—	—	—	193
Total IT realignment	$(17)	$403	$(11)	$6,809	$16,404
_______________

(a)The three and nine months ended October 3, 2021 include a reversal of an accrual as a result of a change in estimate.

(b)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the IT Realignment Plan.

As of October 3, 2021, the accruals for the IT Realignment Plan are included in “Accrued expenses and other current liabilities.” As of September 27, 2020, the accruals for the IT Realignment Plan were included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $2,739 and $178, respectively. The tables below present a rollforward of our accruals for the IT Realignment Plan.

	Balance January 3, 2021	Charges	Payments	Balance October 3, 2021
Severance and related employee costs	$1,508	$(151)	$(1,115)	$242
Recruitment and relocation costs	—	133	(133)	—
Third-party and other costs	—	7	(7)	—
	$1,508	$(11)	$(1,255)	$242

	Balance December 29, 2019	Charges	Payments	Balance September 27, 2020
Severance and related employee costs	$7,548	$1,009	$(5,640)	$2,917
Recruitment and relocation costs	—	659	(659)	—
Third-party and other costs	1,076	5,141	(6,217)	—
	$8,624	$6,809	$(12,516)	$2,917

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to further reduce its G&A expenses (the “G&A Realignment Plan”). Additionally, in May 2019, the Company announced changes to its management and operating structure that included the creation of two new positions, a President, U.S. and Chief Commercial Officer and a President, International and Chief Development Officer, and the elimination of the Chief Operations Officer position. During the nine months ended September 27, 2020, the Company recognized costs totaling $282, which primarily included share-based compensation. The Company does not expect to incur any material additional costs under the G&A Realignment Plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the activity recorded as a result of the G&A Realignment Plan:

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Severance and related employee costs (a)	$(8)	$(116)	$(61)	$30	$24,205
Recruitment and relocation costs	1	27	1	42	2,877
Third-party and other costs	—	9	—	10	2,223
	(7)	(80)	(60)	82	29,305
Share-based compensation (b)	—	31	19	200	8,130
Termination of defined benefit plans	—	—	—	—	1,335
Total G&A realignment	$(7)	$(49)	$(41)	$282	$38,770
_______________

(a)The three and nine months ended October 3, 2021 and September 27, 2020 include a reversal of an accrual as a result of a change in estimate.

(b)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under our G&A Realignment Plan.

As of October 3, 2021, the accruals for the G&A realignment plan are included in “Accrued expenses and other current liabilities.” As of September 27, 2020, the accruals for the G&A realignment plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled and $1,705 and $18, respectively. The tables below present a rollforward of our accruals for the G&A Realignment Plan.

	Balance January 3, 2021	Charges	Payments	Balance October 3, 2021
Severance and related employee costs	$932	$(61)	$(828)	$43
Recruitment and relocation costs	—	1	(1)	—
Third-party and other costs	—	—	—	—
	$932	$(60)	$(829)	$43

	Balance December 29, 2019	Charges	Payments	Balance September 27, 2020
Severance and related employee costs	$5,276	$30	$(3,627)	$1,679
Recruitment and relocation costs	83	42	(81)	44
Third-party and other costs	—	10	(10)	—
	$5,359	$82	$(3,718)	$1,723

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. During the nine months ended October 3, 2021, the Company recognized costs totaling $5,870, which were primarily comprised of the write-off of certain lease assets and lease termination fees associated with the NPC bankruptcy sale process. See Note 3 for further information. The Company expects to recognize a gain of approximately $1,000 related to the write-off of certain NPC-related lease liabilities upon final termination of the leases.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Severance and related employee costs	$—	$—	$661	$—	$18,898
Professional fees	277	—	1,016	80	23,123
Other (a)	—	—	1,354	4	7,207
	277	—	3,031	84	49,228
Accelerated depreciation and amortization (b)	—	—	—	—	25,398
NPC lease termination costs (c)	18	—	2,839	—	2,839
Share-based compensation (d)	—	—	—	—	5,013
Total system optimization initiative	$295	$—	$5,870	$84	$82,478
_______________

(a)The nine months ended October 3, 2021 includes transaction fees of $1,350 associated with the NPC bankruptcy sale process.

(b)Primarily includes accelerated amortization of previously acquired franchise rights related to the Company-operated restaurants in territories that have been sold to franchisees in connection with our system optimization initiative.

(c)The nine months ended October 3, 2021 includes the write-off of lease assets of $1,359 and lease termination fees paid of $1,480.

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

	Balance January 3, 2021	Charges	Payments	Balance October 3, 2021
Severance and related employee costs	$—	$661	$(661)	$—
Professional fees	1,230	1,016	(2,246)	—
Other	—	1,354	(1,354)	—
	$1,230	$3,031	$(4,261)	$—

(6) Investments

Equity Method Investments

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Nine Months Ended
	October 3, 2021	September 27, 2020
Balance at beginning of period	$44,574	$45,310

Equity in earnings for the period	8,005	6,113
Amortization of purchase price adjustments (a)	(2,392)	(1,671)
	5,613	4,442
Distributions received	(9,174)	(5,629)
Foreign currency translation adjustment included in “Other comprehensive (loss) income” and other	343	(701)
Balance at end of period	$41,356	$43,422
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

(7) Long-Term Debt

Long-term debt consisted of the following:

	October 3, 2021	January 3, 2021
Series 2021-1 Class A-2 Notes:
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	$448,875	$—
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	648,375	—
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	373,000	386,000
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	419,625	434,250
Series 2018-1 Class A-2 Notes:
3.573% Series 2018-1 Class A-2-I Notes, repaid in connection with the June 2021 refinancing	—	436,500
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	457,188	460,750
Series 2015-1 Class A-2 Notes:
4.497% Series 2015-1 Class A-2-III Notes, repaid in connection with the June 2021 refinancing	—	473,750
Canadian revolving credit facility	—	1,962
7% debentures, due in 2025	84,880	83,998
Unamortized debt issuance costs	(38,430)	(30,085)
	2,393,513	2,247,125
Less amounts payable within one year	(32,750)	(28,962)
Total long-term debt	$2,360,763	$2,218,163

Senior Notes

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. In June 2021, the Master Issuer completed a refinancing transaction with respect to this facility under which the Master Issuer issued fixed rate senior secured notes in the following 2021-1 series: Class A-2-I with an

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

initial principal amount of $450,000 and Class A-2-II with an initial principal amount of $650,000 (collectively, the “Series 2021-1 Class A-2 Notes”). Interest and principal payments on the Series 2021-1 Class A-2 Notes are payable on a quarterly basis. The legal final maturity date of the Series 2021-1 Class A-2 Notes is in June 2051. If the Master Issuer has not repaid or refinanced the Series 2021-1 Class A-2 Notes prior to their respective anticipated repayment dates, additional interest will accrue pursuant to the indenture governing the Series 2021-1 Class A-2 Notes. The net proceeds from the sale of the Series 2021-1 Class A-2 Notes were used to repay in full the Master Issuer’s outstanding Series 2015-1 Class A-2-III Notes and Series 2018-1 Class A-2-I Notes, including the payment of prepayment and transaction costs. The remaining funds will be used for general corporate purposes, which may include funding for growth initiatives, return of capital to shareholders, or additional debt retirement. As a result of the refinancing, the Company recorded a loss on early extinguishment of debt of $17,917 during the nine months ended October 3, 2021, which was comprised of a specified make-whole payment of $9,632 and the write-off of certain unamortized deferred financing costs of $8,285. The Series 2021-1 Class A-2 Notes have scheduled principal payments of $5,500 in 2021 (of which $2,750 was paid during the three months ended October 3, 2021), $11,000 annually from 2022 through 2028, $422,750 in 2029, $6,500 in 2030 and $588,250 in 2031.

In connection with the issuance of the Series 2021-1 Class A-2 Notes, the Master Issuer also entered into a revolving financing facility of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2021-1 Class A-1 Notes” and, together with the Series 2021-1 Class A-2 Notes, the “Series 2021-1 Senior Notes”), which allows for the drawing of up to $300,000 on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2021-1 Class A-1 Notes during the nine months ended October 3, 2021. The Series 2021-1 Class A-1 Notes replaced the Company’s $150,000 Series 2019-1 Class A-1 Notes and $100,000 Series 2020-1 Class A-1 Notes, which were canceled on the closing date, and the letters of credit outstanding against the Series 2019-1 Class A-1 Notes were transferred to the Series 2021-1 Class A-1 Notes.

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

During the nine months ended October 3, 2021, the Company incurred debt issuance costs of $20,873 in connection with the issuance of the Series 2021-1 Senior Notes. The debt issuance costs will be amortized to “Interest expense, net” through the anticipated repayment dates of the Series 2021-1 Senior Notes utilizing the effective interest rate method.

Other Long-Term Debt

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6,000, which bears interest at the Bank of Montreal Prime Rate. Borrowings under the facility are guaranteed by Wendy’s. In March 2020, the Company drew down C$5,500 under the revolving credit facility, which the Company fully repaid through repayments of C$3,000 in the fourth quarter of 2020 and C$2,500 in the first quarter of 2021. As a result, as of October 3, 2021, the Company had no outstanding borrowings under the Canadian revolving credit facility.

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	October 3, 2021		January 3, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$125,042	$125,042	$75,067	$75,067	Level 1

Financial liabilities
Series 2021-1 Class A-2-I Notes (a)	448,875	454,441	—	—	Level 2
Series 2021-1 Class A-2-II Notes (a)	648,375	663,806	—	—	Level 2
Series 2019-1 Class A-2-I Notes (a)	373,000	395,641	386,000	409,778	Level 2
Series 2019-1 Class A-2-II Notes (a)	419,625	454,874	434,250	469,555	Level 2
Series 2018-1 Class A-2-I Notes (a)	—	—	436,500	450,381	Level 2
Series 2018-1 Class A-2-II Notes (a)	457,188	486,037	460,750	491,021	Level 2
Series 2015-1 Class A-2-III Notes (a)	—	—	473,750	481,851	Level 2
Canadian revolving credit facility	—	—	1,962	1,962	Level 2
7% debentures, due in 2025 (a)	84,880	100,800	83,998	98,775	Level 2
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

		Fair Value Measurements
	October 3, 2021	Level 1	Level 2	Level 3
Held and used	$1,256	$—	$—	$1,256
Held for sale	340	—	—	340
Total	$1,596	$—	$—	$1,596

		Fair Value Measurements
	January 3, 2021	Level 1	Level 2	Level 3
Held and used	$2,653	$—	$—	$2,653
Held for sale	855	—	—	855
Total	$3,508	$—	$—	$3,508

(9) Impairment of Long-Lived Assets

The Company records impairment charges as a result of (1) the deterioration in operating performance of certain Company-operated restaurants, (2) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, including any subsequent lease modifications, and (3) closing Company-operated restaurants and classifying such surplus properties as held for sale. Impairment charges during the nine months ended September 27, 2020 were primarily due to the expected deterioration in operating performance of certain Company-operated restaurants as a result of the COVID-19 pandemic.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets:”

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Company-operated restaurants	$566	$—	$1,500	$4,395
Restaurants leased or subleased to franchisees	—	—	189	—
Surplus properties	—	23	142	332
	$566	$23	$1,831	$4,727

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(10) Income Taxes

The Company’s effective tax rate for the three months ended October 3, 2021 and September 27, 2020 was 24.3% and 24.2%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended October 3, 2021 primarily due to state income taxes, partially offset by a benefit related to the filing of our 2020 federal income tax return.

The Company’s effective tax rate for the nine months ended October 3, 2021 and September 27, 2020 was 21.8% and 24.8%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the nine months ended October 3, 2021 primarily due to state income taxes, including discrete changes to state deferred taxes, partially offset by the tax benefit from share-based compensation.

Unrecognized tax benefits for the Company decreased $1,874 and $2,019 during the three and nine months ended October 3, 2021, respectively. The decrease was primarily related to settlements with various taxing jurisdictions. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $66 due primarily to the lapse of statutes of limitations and expected settlements.

The current portion of refundable income taxes was $1,813 and $5,399 as of October 3, 2021 and January 3, 2021, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of October 3, 2021 and January 3, 2021.

(11) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net income	$41,171	$39,753	$148,261	$79,098

Common stock:
Weighted average basic shares outstanding	222,373	223,907	222,527	223,521
Dilutive effect of stock options and restricted shares	2,685	4,410	3,201	4,312
Weighted average diluted shares outstanding	225,058	228,317	225,728	227,833

Net income per share:
Basic	$.19	$.18	$.67	$.35
Diluted	$.18	$.17	$.66	$.35

Basic net income per share for the three and nine months ended October 3, 2021 and September 27, 2020 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share for the three and nine months ended October 3, 2021 and September 27, 2020 was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 2,746 and 2,147 for the three and nine months ended October 3, 2021, respectively, and 1,049 and 2,117 for the three and nine months ended September 27, 2020, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) Stockholders’ Equity

Dividends

During the first, second and third quarter of 2021, the Company paid dividends per share of $.09, $.10 and $.12, respectively. During the first, second and third quarter of 2020, the Company paid dividends per share of $.12, $.05 and $.05, respectively.

Repurchases of Common Stock

In February 2020, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible (the “February 2020 authorization”). As previously announced, beginning in March 2020, the Company temporarily suspended all share repurchase activity under the February 2020 authorization in connection with the Company’s response to the COVID-19 pandemic. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022, when and if market and economic conditions warrant and to the extent legally permissible. The Company resumed share repurchases in August 2020. In addition, in May 2021 and August 2021, the Board of Directors approved increases of $50,000 and $70,000, respectively, to the February 2020 authorization, resulting in an aggregate authorization of $220,000 that continues to expire on February 28, 2022. During the nine months ended October 3, 2021, the Company repurchased 5,876 shares under the February 2020 authorization with an aggregate purchase price of $127,150, of which $2,299 was accrued at October 3, 2021, and excluding commissions of $82. As of October 3, 2021, the Company had $60,566 of availability remaining under the February 2020 authorization. Subsequent to October 3, 2021 through November 3, 2021, the Company repurchased 697 shares under the February 2020 authorization with an aggregate purchase price of $15,494, excluding commissions of $10. In addition, in November 2021, the Board of Directors approved an increase of $80,000 to the February 2020 authorization, resulting in an aggregate authorization of $300,000 that continues to expire on February 28, 2022. The Company also announced in November 2021 its intention to launch a $125,000 accelerated share repurchase transaction during the fourth quarter of 2021 as part of the February 2020 authorization. The Company has availability of $125,072 remaining under the February 2020 authorization as of November 10, 2021.

In February 2019, our Board of Directors authorized a repurchase program for up to $225,000 of our common stock through March 1, 2020, when and if market conditions warranted and to the extent legally permissible (the February 2019 authorization”). In November 2019, the Company entered into an accelerated share repurchase agreement (the “2019 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the February 2019 authorization. Under the 2019 ASR Agreement, the Company paid the financial institution an initial purchase price of $100,000 in cash and received an initial delivery of 4,051 shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2019 ASR Agreement. In February 2020, the Company completed the 2019 ASR Agreement and received an additional 628 shares of common stock at an average purchase price of $23.89. The total number of shares of common stock ultimately purchased by the Company under the 2019 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2019 ASR Agreement, less an agreed upon discount. In total, 4,679 shares were delivered under the 2019 ASR Agreement at an average purchase price of $21.37 per share.

In addition to the shares repurchased in connection with the 2019 ASR Agreement, during the nine months ended September 27, 2020, the Company repurchased 2,172 shares with an aggregate purchase price of $45,014, excluding commissions of $30, under the February 2020 authorization and the February 2019 authorization. After taking into consideration these repurchases, with the completion of the 2019 ASR Agreement in February 2020, the Company completed the February 2019 authorization.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss:

	Nine Months Ended
	October 3, 2021	September 27, 2020
Balance at beginning of period	$(49,641)	$(53,828)
Foreign currency translation	908	(5,138)
Balance at end of period	$(48,733)	$(58,966)

(13) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At October 3, 2021, Wendy’s and its franchisees operated 6,891 Wendy’s restaurants. Of the 313 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 136 restaurants, owned the building and held long-term land leases for 117 restaurants and held leases covering the land and building for 60 restaurants. Wendy’s also owned 510 and leased 1,275 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Finance lease cost:
Amortization of finance lease assets	$3,543	$3,471	$10,302	$9,995
Interest on finance lease liabilities	10,371	10,244	30,931	30,462
	13,914	13,715	41,233	40,457
Operating lease cost	22,388	23,170	68,761	68,304
Variable lease cost (a)	16,635	15,548	48,406	43,766
Short-term lease cost	1,125	1,006	3,721	3,327
Total operating lease cost (b)	40,148	39,724	120,888	115,397
Total lease cost	$54,062	$53,439	$162,121	$155,854
_______________

(a)Includes expenses for executory costs of $10,016 and $9,326 for the three months ended October 3, 2021 and September 27, 2020, respectively, and $30,166 and $28,526 for the nine months ended October 3, 2021 and September 27, 2020, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $34,396 and $32,421 for the three months ended October 3, 2021 and September 27, 2020, respectively, and $101,011 and $92,975 for the nine months ended October 3, 2021 and September 27, 2020, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $5,213 and $6,651 for the three months ended October 3, 2021 and September 27, 2020, respectively, and $18,005 and $20,315 for the nine months ended October 3, 2021 and September 27, 2020, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table includes supplemental cash flow and non-cash information related to leases:

	Nine Months Ended
	October 3, 2021	September 27, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$31,608	$28,689
Operating cash flows from operating leases	69,476	62,026
Financing cash flows from finance leases	9,021	5,850
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	43,277	24,617
Operating lease liabilities	11,404	12,149

The following table includes supplemental information related to leases:

	October 3, 2021	January 3, 2021
Weighted-average remaining lease term (years):
Finance leases	15.8	16.2
Operating leases	14.2	14.6

Weighted average discount rate:
Finance leases	9.19%	9.54%
Operating leases	5.01%	5.06%

Supplemental balance sheet information:
Finance lease assets, gross	$271,075	$261,308
Accumulated amortization	(60,415)	(55,155)
Finance lease assets	210,660	206,153
Operating lease assets	783,986	821,480

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of October 3, 2021:

	Finance Leases		Operating Leases
Fiscal Year	Company-Operated	Franchise and Other	Company-Operated	Franchise and Other
2021 (a) (b)	$1,398	$13,934	$3,504	$18,313
2022	3,699	51,912	14,412	73,572
2023	3,644	53,569	14,726	73,226
2024	3,712	54,001	14,738	73,145
2025	3,787	54,496	14,633	72,829
Thereafter	46,140	682,798	141,258	732,276
Total minimum payments	$62,380	$910,710	$203,271	$1,043,361
Less interest	(22,694)	(405,706)	(58,455)	(312,148)
Present value of minimum lease payments (c) (d)	$39,686	$505,004	$144,816	$731,213
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)Represents future minimum rental payments for non-cancelable leases for the remainder of 2021.

(b)In addition to the 2021 future minimum rental payments, the Company expects to pay $1,038 primarily during 2021 related to rent deferrals obtained due to the COVID-19 pandemic. The related payable is included in “Accrued expenses and other current liabilities.”

(c)The present value of minimum finance lease payments of $15,915 and $528,775 are included in “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively.

(d)The present value of minimum operating lease payments of $45,541 and $830,488 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

Company as Lessor

The components of lease income are as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Sales-type and direct-financing leases:
Selling profit	$705	$182	$4,244	$1,379
Interest income (a)	7,786	7,296	22,861	21,804

Operating lease income	45,834	43,510	134,312	130,514
Variable lease income	16,612	15,211	47,878	42,920
Franchise rental income (b)	$62,446	$58,721	$182,190	$173,434
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $46,102 and $43,122 for the three months ended October 3, 2021 and September 27, 2020, respectively, and $134,597 and $126,653 for the nine months ended October 3, 2021 and September 27, 2020, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $10,087 and $9,379 for the three months ended October 3, 2021 and September 27, 2020, respectively, and $30,156 and $28,538 for the nine months ended October 3, 2021 and September 27, 2020, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table illustrates the Company’s future minimum rental receipts for non-cancelable leases and subleases as of October 3, 2021:

	Sales-Type and Direct Financing Leases		Operating Leases
Fiscal Year	Subleases	Owned Properties	Subleases	Owned Properties
2021 (a) (b)	$8,409	$1,407	$28,841	$13,942
2022	34,188	2,610	116,068	56,305
2023	35,247	2,656	116,795	56,614
2024	37,248	2,667	116,962	57,720
2025	36,149	2,784	116,443	58,323
Thereafter	479,695	32,057	1,172,444	748,781
Total future minimum receipts	630,936	44,181	$1,667,553	$991,685
Unearned interest income	(341,031)	(21,892)
Net investment in sales-type and direct financing leases (c)	$289,905	$22,289
_______________

(a)Represents future minimum rental receipts for non-cancelable leases for the remainder of 2021.

(b)In addition to the 2021 future minimum rental receipts, the Company expects to collect $273 primarily during 2021 related to its offer to franchisees to defer base rent payments in response to the COVID-19 pandemic. The related receivable is included in “Accounts and notes receivable, net.”

(c)The present value of minimum sales-type and direct financing rental receipts of $6,952 and $305,242 are included in “Accounts and notes receivable, net” and “Net investment in sales-type and direct financing leases,” respectively. The present value of minimum sales-type and direct financing rental receipts includes a net investment in unguaranteed residual assets of $535.

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	October 3, 2021	January 3, 2021
Land	$280,767	$279,956
Buildings and improvements	307,593	309,605
Restaurant equipment	1,701	1,701
	590,061	591,262
Accumulated depreciation and amortization	(179,439)	(170,722)
	$410,622	$420,540

(14) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. During the nine months ended October 3, 2021 and September 27, 2020, Wendy’s paid TimWen $13,994 and $11,970, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $165 and $152 during the nine months ended October 3, 2021 and September 27, 2020, respectively, which has been included as a reduction to “General and administrative.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Transactions with Yellow Cab

Certain family members and affiliates of Mr. Nelson Peltz, our Chairman, and Mr. Peter May, our Vice Chairman, as well as Mr. Matthew Peltz, a director of the Company, hold indirect, minority ownership interests in operating companies managed by Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee, that as of October 3, 2021 owned and operated 78 Wendy’s restaurants (including Wendy’s restaurants acquired from NPC during the first quarter of 2021 as described below). During the nine months ended October 3, 2021, the Company recognized $7,016 in royalty, advertising fund, lease and other income from Yellow Cab and related entities. As of October 3, 2021, $866 was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

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

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $89,574 as of October 3, 2021. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of October 3, 2021. In the event of default by a franchise owner, Wendy’s generally retains the right to acquire possession of the related restaurant locations. The liability recorded for our probable exposure associated with these lease guarantees was not material as of October 3, 2021.

Letters of Credit

As of October 3, 2021, the Company had outstanding letters of credit with various parties totaling $23,569. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Class A-1 Notes. We do not expect any material loss to result from these letters of credit.

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

We previously described certain legal proceedings in the Form 10-K. Except as set forth below, there were no material developments in those legal proceedings as of October 3, 2021.

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

As described in the Form 8-K, on February 14, 2019, the Company entered into a Stipulation and Agreement of Settlement (the “Settlement”) to resolve the Derivative Lawsuit. On January 24, 2020, the United States District Court for the Southern District of Ohio (the “Court”) issued an order granting preliminary approval of the Settlement, which consists of certain corporate governance undertakings and the payment of plaintiffs’ attorneys’ fees and expenses up to $950 (covered by applicable insurance). On September 15, 2021, the Court issued an order granting final approval of the Settlement, with the final judgment entered on September 24, 2021. On October 20, 2021, Thomas Caracci, one of the plaintiffs in the matter, filed a Notice of Appeal.

(17) Segment Information

Revenues by segment were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Wendy’s U.S.	$383,804	$374,895	$1,175,601	$1,037,194
Wendy’s International	22,674	17,264	62,240	46,739
Global Real Estate & Development	63,777	60,083	185,954	175,575
Total revenues	$470,255	$452,242	$1,423,795	$1,259,508

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Wendy’s U.S. (a)	$108,878	$108,297	$347,615	$283,261
Wendy’s International	6,949	6,567	21,161	15,256
Global Real Estate & Development	27,027	25,340	79,849	75,541
Total segment profit	$142,854	$140,204	$448,625	$374,058
Unallocated franchise support and other costs	(70)	—	(70)	—
Advertising funds deficit	(1,574)	(1,140)	(4,440)	(3,547)
Unallocated general and administrative (b)	(30,744)	(21,424)	(84,715)	(68,594)
Depreciation and amortization	(30,940)	(32,966)	(93,243)	(98,726)
System optimization gains, net	1,437	23	32,719	2,333
Reorganization and realignment costs	(345)	(3,375)	(7,381)	(10,196)
Impairment of long-lived assets	(566)	(23)	(1,831)	(4,727)
Unallocated other operating income, net	143	49	399	140
Interest expense, net	(26,000)	(29,086)	(82,990)	(86,696)
Loss on early extinguishment of debt	—	—	(17,917)	—
Other income, net	171	181	461	1,113
Income before income taxes	$54,366	$52,443	$189,617	$105,158
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)Includes advertising funds expense of $8,979 and $16,503 for the three and nine months ended October 3, 2021, respectively, and $6,153 and $8,338 for the three and nine months ended September 27, 2020, respectively, related to the Company funding of incremental advertising.

(b)Includes corporate overhead costs, such as employee compensation and related benefits.

(18) New Accounting Standards

In July 2021, the Financial Accounting Standards Board issued an amendment that addresses an issue related to a lessor’s accounting for certain leases with variable lease payments that could result in the recognition of a selling loss at lease commencement even if the lessor expects the arrangement to be profitable overall. The amendment specifies lessors should classify and account for such a lease with variable lease payments as an operating lease, dependent upon meeting certain criteria, for which a selling profit or loss is not recognized. The Company early adopted this amendment during the three months ended October 3, 2021 by applying the guidance prospectively to leases that commence or are modified on or after the date of adoption. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2021 (the “Form 10-K”). There have been no material changes as of October 3, 2021 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). The principal 100% owned subsidiary of Wendy’s Restaurants is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the United States (the “U.S.”) based on traffic share, and the third largest globally with 6,891 restaurants in the U.S. and 31 foreign countries and U.S. territories as of October 3, 2021.

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

Executive Overview

Our Business

As of October 3, 2021, the Wendy’s restaurant system was comprised of 6,891 restaurants, with 5,901 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 311 were operated by the Company and 5,590 were operated by a total of 225 franchisees. In addition, at October 3, 2021, there were 990 Wendy’s restaurants in operation in 31 foreign countries and U.S. territories. Of the international restaurants, 988 were operated by franchisees and two were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of October 3, 2021.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and consumer spending levels, general economic and market trends and weather. The COVID-19 pandemic has had and may continue to have the effect of heightening the impact of many of these factors.

Wendy’s long-term growth opportunities include investing in accelerated global growth through (1) building our breakfast daypart, (2) continued implementation of consumer-facing digital platforms and technologies and (3) expanding the Company’s footprint through targeted U.S. expansion and accelerated international expansion through same-restaurant sales growth and net new restaurant development.

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

Third Quarter Financial Highlights

•Revenue increased 4.0% to $470.3 million in the third quarter of 2021 compared to $452.2 million in the third quarter of 2020;

•Global same-restaurant sales increased 3.3%, U.S. same-restaurant sales increased 2.1% and international same-restaurant sales increased 14.7% compared to the third quarter of 2020;

•Company-operated restaurant margin was 14.4% in the third quarter of 2021, a decrease of 250 basis points from the third quarter of 2020; and

•Net income increased 3.6% to $41.2 million in the third quarter of 2021 compared to $39.8 million in the third quarter of 2020.

Year-to-Date Financial Highlights

•Revenue increased 13.0% to $1.4 billion in the first nine months of 2021 compared to $1.3 billion in the first nine months of 2020;

•Global same-restaurant sales increased 10.9%, U.S. same-restaurant sales increased 10.2% and international same-restaurant sales increased 17.4% compared to the first nine months of 2020;

•Company-operated restaurant margin was 17.4% in the first nine months of 2021, an increase of 350 basis points from the first nine months of 2020; and

•Net income increased 87.4% to $148.3 million in the first nine months of 2021 compared to $79.1 million in the first nine months of 2020.

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

In response to the pandemic, in March 2020, Wendy’s updated its brand standard to include the closure of all dining rooms except where there were specific needs, or a drive-thru or pick-up window option was not available, subject to applicable federal, state and local requirements. Substantially all Wendy’s restaurants continued to offer drive-thru and delivery service to our customers. During the second quarter of 2020, the Company began to implement its restaurant and dining room reopening process through a phased approach in accordance with federal, state and local requirements, with customer and team member safety as its top priority. Dining rooms have been re-opening at each restaurant owner’s discretion, subject to applicable regulatory restrictions. During the third quarter and the first nine months of 2021, restaurant operations have been impacted by increased pressure on labor availability brought about by both the COVID-19 pandemic and other macroeconomic factors; however, as of October 3, 2021, substantially all restaurants were open across the Wendy’s system, and the majority of restaurants had dining rooms open. Global systemwide same-restaurant sales during the first nine months of 2021 increased 10.9%, in part due to a significant increase in customer count compared with the adversely impacted fiscal months of March through June 2020.

Breakfast

Wendy’s long-term growth opportunities include investing in accelerated global growth, which includes building upon our breakfast daypart. Since the launch of breakfast across the U.S. system on March 2, 2020, systemwide sales have benefited from this new daypart, with breakfast representing approximately 7.2% of U.S. systemwide sales during the nine months ended October 3, 2021. As previously disclosed, the Company expects to fund a total of $25.0 million of incremental advertising to support the breakfast daypart during 2021, which the Company expects will continue to drive trial and acceleration of the Company’s breakfast offering.

Digital

Wendy’s long-term growth opportunities include accelerating same-restaurant sales through continued implementation of consumer-facing digital platforms and technologies. The Company has invested significant resources to focus on consumer-facing technology, including activating mobile ordering via Wendy’s mobile app, launching the Wendy’s Rewards loyalty program and establishing delivery agreements with third-party vendors. The Company’s digital business continues to grow and represented approximately 8.0% of global systemwide sales during the nine months ended October 3, 2021.

Debt Refinancing

In June 2021, the Company completed a refinancing transaction under which the Company issued fixed rate senior secured notes in the following 2021-1 series: Class A-2-I with an interest rate of 2.370% and initial principal amount of $450.0 million and Class A-2-II with an interest rate of 2.775% and initial principal amount of $650.0 million (collectively, the “Series 2021-1 Class A-2 Notes”). A portion of the net proceeds from the sale of the Series 2021-1 Class A-2 Notes were used to repay in full the Company’s outstanding Series 2015-1 Class A-2-III Notes and Series 2018-1 Class A-2-I Notes, including the payment of prepayment and transaction costs. The Company also entered into a revolving financing facility of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2021-1 Class A-1 Notes”), which allows for the drawing of up to $300.0 million on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2021-1 Class A-1 Notes during the nine months ended October 3, 2021. The Series 2021-1 Class A-1 Notes replaced the Company’s $150.0 million Series 2019-1 Class A-1 Notes and $100.0 million Series 2020-1 Class A-1 Notes, which were cancelled on the closing date. As a result of the refinancing transaction, the Company incurred a loss on the early extinguishment of debt of $17.9 million, which was comprised of a specified make-whole payment of $9.6 million and the write-off of certain unamortized deferred financing costs of $8.3 million. See “Liquidity and Capital Resources” below and Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information on the Company’s debt refinancing transaction.

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

During the nine months ended October 3, 2021, the Company completed the sale of 47 Company-operated restaurants in New York (including Manhattan) to franchisees, resulting in net gains totaling $30.8 million. Gains and losses recognized on dispositions are recorded to “System optimization gains, net” in our condensed consolidated statements of operations.

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

Operations and Field Realignment

In September 2020, the Company initiated a plan to reallocate resources to better support the long-term growth strategies for Company and franchise operations (the “Operations and Field Realignment Plan”). The Operations and Field Realignment Plan realigned the Company’s restaurant operations team, including transitioning from separate leaders of Company and franchise operations to a single leader of all U.S. restaurant operations. The Operations and Field Realignment Plan also includes contract terminations, including the closure of certain field offices. The Company expects to incur total costs aggregating approximately $5.5 million to $6.0 million, of which approximately $5.0 million to $5.5 million will be cash expenditures, related to the Operations and Field Realignment Plan. Costs related to the Operations and Field Realignment Plan are recorded to “Reorganization and realignment costs.” During the nine months ended October 3, 2021, the Company recognized costs totaling $1.6 million, which primarily included third-party and other costs. The Company expects to incur additional costs aggregating up to approximately $0.5 million, comprised primarily of third-party and other costs. The Company expects to recognize the majority of the remaining costs and make the majority of the remaining cash expenditures associated with the Operations and Field Realignment Plan during the remainder of 2021.

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the third quarter and the first nine months of 2021 and 2020.

	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Revenues:
Sales	$171.1	$191.9	$(20.8)	$553.7	$523.0	$30.7
Franchise royalty revenue and fees	138.8	116.8	22.0	398.2	321.6	76.6
Franchise rental income	62.4	58.7	3.7	182.2	173.4	8.8
Advertising funds revenue	98.0	84.8	13.2	289.7	241.5	48.2
	470.3	452.2	18.1	1,423.8	1,259.5	164.3
Costs and expenses:
Cost of sales	146.4	159.5	(13.1)	457.4	450.2	7.2
Franchise support and other costs	10.5	6.0	4.5	27.1	19.4	7.7
Franchise rental expense	34.4	32.4	2.0	101.1	93.0	8.1
Advertising funds expense	108.5	92.0	16.5	310.6	253.4	57.2
General and administrative	62.8	47.3	15.5	178.6	147.6	31.0
Depreciation and amortization	30.9	33.0	(2.1)	93.2	98.7	(5.5)
System optimization gains, net	(1.4)	—	(1.4)	(32.7)	(2.3)	(30.4)
Reorganization and realignment costs	0.4	3.4	(3.0)	7.4	10.2	(2.8)
Impairment of long-lived assets	0.6	—	0.6	1.8	4.7	(2.9)
Other operating income, net	(3.0)	(2.7)	(0.3)	(10.8)	(6.1)	(4.7)
	390.1	370.9	19.2	1,133.7	1,068.8	64.9
Operating profit	80.2	81.3	(1.1)	290.1	190.7	99.4
Interest expense, net	(26.0)	(29.1)	3.1	(83.0)	(86.7)	3.7
Loss on early extinguishment of debt	—	—	—	(17.9)	—	(17.9)
Other income, net	0.2	0.2	—	0.4	1.2	(0.8)
Income before income taxes	54.4	52.4	2.0	189.6	105.2	84.4
Provision for income taxes	(13.2)	(12.6)	(0.6)	(41.3)	(26.1)	(15.2)
Net income	$41.2	$39.8	$1.4	$148.3	$79.1	$69.2

	Third Quarter				Nine Months
	2021	% of Total Revenues	2020	% of Total Revenues	2021	% of Total Revenues	2020	% of Total Revenues
Revenues:
Sales	$171.1	36.4%	$191.9	42.4%	$553.7	38.9%	$523.0	41.5%
Franchise royalty revenue and fees:
Franchise royalty revenue	116.6	24.8%	109.3	24.2%	344.4	24.2%	301.9	24.0%
Franchise fees	22.2	4.7%	7.5	1.6%	53.8	3.8%	19.7	1.5%
Total franchise royalty revenue and fees	138.8	29.5%	116.8	25.8%	398.2	28.0%	321.6	25.5%
Franchise rental income	62.4	13.3%	58.7	13.0%	182.2	12.8%	173.4	13.8%
Advertising funds revenue	98.0	20.8%	84.8	18.8%	289.7	20.3%	241.5	19.2%
Total revenues	$470.3	100.0%	$452.2	100.0%	$1,423.8	100.0%	$1,259.5	100.0%

	Third Quarter				Nine Months
	2021	% of Sales	2020	% of Sales	2021	% of Sales	2020	% of Sales
Cost of sales:
Food and paper	$54.8	32.0%	$59.6	31.1%	$165.5	29.9%	$161.4	30.9%
Restaurant labor	54.8	32.0%	59.4	30.9%	173.5	31.3%	170.3	32.6%
Occupancy, advertising and other operating costs	36.8	21.6%	40.5	21.1%	118.4	21.4%	118.5	22.6%
Total cost of sales	$146.4	85.6%	$159.5	83.1%	$457.4	82.6%	$450.2	86.1%

	Third Quarter				Nine Months
	2021	% of Sales	2020	% of Sales	2021	% of Sales	2020	% of Sales
Restaurant margin	$24.7	14.4%	$32.4	16.9%	$96.3	17.4%	$72.8	13.9%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	Third Quarter		Nine Months
	2021	2020	2021	2020
Key business measures:
U.S. same-restaurant sales:
Company-operated	3.4%	4.2%	13.2%	(2.2)%
Franchised	2.0%	7.2%	10.0%	1.1%
Systemwide	2.1%	7.0%	10.2%	0.9%

International same-restaurant sales (a)	14.7%	(2.1)%	17.4%	(7.3)%

Global same-restaurant sales:
Company-operated	3.4%	4.2%	13.2%	(2.2)%
Franchised (a)	3.3%	6.2%	10.8%	0.2%
Systemwide (a)	3.3%	6.1%	10.9%	—%

Systemwide sales: (b)
U.S. Company-operated	$170.0	$191.9	$552.3	$523.0
U.S. franchised	2,621.2	2,499.7	7,783.6	6,913.1
U.S. systemwide	2,791.2	2,691.6	8,335.9	7,436.1
International Company-operated	1.1	—	1.4	—
International franchised (a)	361.3	291.3	1,018.3	784.1
International systemwide (a)	362.4	291.3	1,019.7	784.1
Global systemwide (a)	$3,153.6	$2,982.9	$9,355.6	$8,220.2
________________

(a)Excludes Argentina and Venezuela due to the impact of the highly inflationary economies of those countries.

(b)During the third quarter of 2021 and 2020, global systemwide sales increased 5.3% and 6.7%, respectively, U.S. systemwide sales increased 3.7% and 7.9%, respectively, and international systemwide sales increased 20.2% and decreased 3.5%, respectively, on a constant currency basis. During the first nine months of 2021 and 2020, global systemwide sales increased 13.2% and 0.5%, respectively, U.S. systemwide sales increased 12.1% and 1.6%, respectively, and international systemwide sales increased 23.6% and decreased 9.3%, respectively, on a constant currency basis.

	Third Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at July 4, 2021	314	5,581	1	970	6,866
Opened	1	26	1	20	48
Closed (a)	(4)	(17)	—	(2)	(23)
Restaurant count at October 3, 2021	311	5,590	2	988	6,891

	Nine Months
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide

Restaurant count at January 3, 2021	361	5,520	—	947	6,828
Opened	4	65	2	58	129
Closed (a)	(6)	(43)	—	(17)	(66)
Net (sold to) purchased by franchisees	(48)	48	—	—	—
Restaurant count at October 3, 2021	311	5,590	2	988	6,891
________________

(a)Excludes restaurants temporarily closed due to the impact of the COVID-19 pandemic.

Sales	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Sales	$171.1	$191.9	$(20.8)	$553.7	$523.0	$30.7

The decrease in sales for the third quarter of 2021 was primarily due to the impact of the sale of 47 Company-operated restaurants in New York during the second quarter of 2021, partially offset by a 3.4% increase in Company-operated same-restaurant sales. Company-operated same-restaurant sales increased due to higher average check, partially offset by a decrease in customer count.

The increase in sales for the first nine months of 2021 was primarily due to a 13.2% increase in Company-operated same-restaurant sales, partially offset by the impact of the sale of 47 Company-operated restaurants in New York during the second quarter of 2021. Company-operated same-restaurant sales increased due to (1) higher average check and (2) an increase in customer count, reflecting the prior year impact of the COVID-19 pandemic. Company-operated same-restaurant sales during the first nine months of 2021 benefited from (1) government stimulus payments to consumers during the first quarter of 2021 and (2) the positive impact from the breakfast daypart.

Franchise Royalty Revenue and Fees	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Franchise royalty revenue	$116.6	$109.3	$7.3	$344.4	$301.9	$42.5
Franchise fees	22.2	7.5	14.7	53.8	19.7	34.1
	$138.8	$116.8	$22.0	$398.2	$321.6	$76.6

The increase in franchise royalty revenue during the third quarter and the first nine months of 2021 was primarily due to (1) a 3.3% and 10.8% increase in global franchise same-restaurant sales, respectively, and (2) a net increase in the number of franchise restaurants in operation during 2021 compared to 2020. Franchise same-restaurant sales during the third quarter of 2021 increased due to higher average check, partially offset by a decrease in customer count. Franchise same-restaurant sales during the first nine months of 2021 increased due to (1) higher average check and (2) an increase in customer count, reflecting the prior year impact of the COVID-19 pandemic. Franchise same-restaurant sales during the first nine months of 2021 benefited from (1) government stimulus payments to consumers during the first quarter of 2021 and (2) the positive impact from the breakfast daypart.

The increase in franchise fees during the third quarter and the first nine months of 2021 was primarily due to (1) an increase in fees for providing information technology services to franchisees and (2) the accelerated recognition of franchise agreement revenue as a result of franchisee-to-franchisee restaurant transfers.

Franchise Rental Income	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Franchise rental income	$62.4	$58.7	$3.7	$182.2	$173.4	$8.8

The increase in franchise rental income during the third quarter and the first nine months of 2021 was primarily due to (1) an increase in percent rent, reflecting higher systemwide sales compared with 2020, and (2) the impact of the sale of 47 Company-operated restaurants in New York during the second quarter of 2021.

Advertising Funds Revenue	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Advertising funds revenue	$98.0	$84.8	$13.2	$289.7	$241.5	$48.2

The Company maintains two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants in the U.S. and Canada. Franchisees make contributions to the national advertising funds based on a percentage of sales of the franchised restaurants. The increase in advertising funds revenue during the third quarter and the first nine months of 2021 was primarily due to (1) an increase in franchise same-restaurant sales in the U.S. and Canada and (2) the prior year abatement of national advertising fund contributions on breakfast sales.

Cost of Sales, as a Percent of Sales	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Food and paper	32.0%	31.1%	0.9%	29.9%	30.9%	(1.0)%
Restaurant labor	32.0%	30.9%	1.1%	31.3%	32.6%	(1.3)%
Occupancy, advertising and other operating costs	21.6%	21.1%	0.5%	21.4%	22.6%	(1.2)%
	85.6%	83.1%	2.5%	82.6%	86.1%	(3.5)%

The increase in cost of sales, as a percent of sales, during the third quarter of 2021 was primarily due to (1) an increase in restaurant labor rates, (2) higher commodity costs, (3) lower local advertising spend during 2020 and (4) a decrease in customer count. These impacts were partially offset by higher average check.

The decrease in cost of sales, as a percent of sales, during the first nine months of 2021 was primarily due to (1) higher average check, (2) an increase in customer count, reflecting the prior year impact of the COVID-19 pandemic, and (3) incremental recognition pay during April and May of 2020. These impacts were partially offset by (1) an increase in restaurant labor rates and (2) higher commodity costs.

Franchise Support and Other Costs	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Franchise support and other costs	$10.5	$6.0	$4.5	$27.1	$19.4	$7.7

The increase in franchise support and other costs during the third quarter and the first nine months of 2021 was primarily due to an increase in costs incurred to provide information technology and other services to our franchisees. The increases in the first nine months were partially offset by investments made in 2020 to support U.S. franchisees in preparation of the national launch of breakfast on March 2, 2020.

Franchise Rental Expense	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Franchise rental expense	$34.4	$32.4	$2.0	$101.1	$93.0	$8.1

The increase in franchise rental expense during the third quarter and the first nine months of 2021 was primarily due to (1) an increase in percent rent, reflecting higher systemwide sales compared with 2020 and (2) the impact of the sale of 47 Company-operated restaurants in New York to franchisees during the second quarter of 2021. Franchise rental expense for the first nine months of 2021 also increased due to the impact of assigning certain leases to a franchisee in 2020.

Advertising Funds Expense	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Advertising funds expense	$108.5	$92.0	$16.5	$310.6	$253.4	$57.2

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. The Company expects advertising funds expense to exceed advertising funds revenue by approximately $31.0 million for 2021, which includes (1) the Company’s previously announced decision to fund up to $25.0 million of incremental advertising and (2) the amount by which advertising funds revenue exceeded advertising funds expense in 2020 (excluding the Company’s funding of $14.6 million of incremental advertising) and 2019 of approximately $6.0 million. During the third quarter and the first nine months of 2021, advertising funds expense increased due to (1) an increase in franchise same-restaurant sales in the U.S. and Canada and (2) an increase of $3.3 million and $9.0 million, respectively, in the recognition of the expected advertising spend in excess of advertising funds revenue compared with the prior year.

General and Administrative	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Incentive compensation	$11.0	$4.2	$6.8	33.5	13.2	20.3
Professional fees	11.7	8.0	3.7	29.4	20.8	8.6
Share-based compensation	5.7	5.2	0.5	16.7	14.4	2.3
Travel-related expenses	1.9	0.8	1.1	3.9	4.7	(0.8)
Other, net	32.5	29.1	3.4	95.1	94.5	0.6
	$62.8	$47.3	$15.5	$178.6	$147.6	$31.0

The increase in general and administrative expenses during the third quarter and the first nine months of 2021 was primarily due to (1) an increase in incentive compensation accruals and higher share-based compensation, reflecting higher operating performance as compared to plan in the first nine months of 2021 versus the first nine months of 2020, and (2) higher professional fees, primarily as a result of costs associated with the Company’s enterprise resource planning implementation. General and administrative expenses also increased during the third quarter of 2021 due to higher travel-related expenses.

Depreciation and Amortization	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Restaurants	$18.4	$21.2	$(2.8)	$56.5	$63.7	$(7.2)
Technology support, corporate and other	12.5	11.8	0.7	36.7	35.0	1.7
	$30.9	$33.0	$(2.1)	$93.2	$98.7	$(5.5)

The decrease in depreciation and amortization during the third quarter and the first nine months of 2021 was primarily due to assets becoming fully depreciated, partially offset by an increase in depreciation and amortization for technology investments. Depreciation and amortization during the first nine months of 2021 also decreased due to the impact of a prior year change in useful lives for certain asset categories.

System Optimization Gains, Net	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
System optimization gains, net	$(1.4)	$—	$(1.4)	$(32.7)	$(2.3)	$(30.4)

System optimization gains, net for the third quarter of 2021 were primarily comprised of gains on the sale of surplus and other properties. System optimization gains, net for the first nine months of 2021 were primarily comprised of a gain on the sale of 47 Company-operated restaurants in New York. See Note 4 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information on the sale of the Company-operated restaurants in New York.

Reorganization and Realignment Costs	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Operations and field realignment	$0.1	$3.0	$(2.9)	$1.6	$3.0	$(1.4)
IT realignment	—	0.4	(0.4)	—	6.8	(6.8)
G&A realignment	—	—	—	—	0.3	(0.3)
System optimization initiative	0.3	—	0.3	5.8	0.1	5.7
	$0.4	$3.4	$(3.0)	$7.4	$10.2	$(2.8)

In September 2020, the Company initiated the Operations and Field Realignment Plan. The Operations and Field Realignment Plan realigned the Company’s restaurant operations team, including transitioning from separate leaders of Company and franchise operations to a single leader of all U.S. restaurant operations. The Operations and Field Realignment Plan also includes contract terminations, including the closure of certain field offices. During the first nine months of 2021, the Company recognized costs totaling $1.6 million, which primarily included third-party and other costs. The Company expects to incur additional costs aggregating up to approximately $0.5 million, comprised primarily of third-party and other costs. The Company expects to recognize the majority of the remaining costs associated with the Operations and Field Realignment Plan during the remainder of 2021.

As part of the Company’s system optimization initiative, the Company expects to continue to optimize the Wendy’s system through strategic restaurant acquisitions and dispositions, as well as by facilitating Franchise Flips. During the nine months ended October 3, 2021, the Company recognized costs associated with its system optimization initiative totaling $5.8 million, which were primarily comprised of the write-off of certain lease assets, lease termination fees and transaction fees associated with the NPC bankruptcy sale process. The Company expects to recognize a gain of approximately $1.0 million related to the write-off of certain NPC-related lease liabilities upon final termination of the leases.

Impairment of Long-Lived Assets	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Impairment of long-lived assets	$0.6	$—	$0.6	$1.8	$4.7	$(2.9)

The change in impairment charges during the third quarter of 2021 was primarily driven by impairment charges as a result of the deterioration in operating performance of certain Company-operated restaurants when compared to the third quarter of 2020. The change in impairment charges during the first nine months of 2021 was primarily driven by the expected deterioration in operating performance of certain Company-operated restaurants in the first nine months of 2020 as a result of the COVID-19 pandemic.

Other Operating Income, Net	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Gains on sales-type leases	$(0.7)	$(0.2)	$(0.5)	$(4.2)	$(1.4)	$(2.8)
Equity in earnings in joint ventures, net	(2.3)	(2.1)	(0.2)	(5.6)	(4.4)	(1.2)
Other, net	—	(0.4)	0.4	(1.0)	(0.3)	(0.7)
	$(3.0)	$(2.7)	$(0.3)	$(10.8)	$(6.1)	$(4.7)

The change in other operating income, net during the third quarter and the first nine months of 2021 was primarily due to (1) gains on new and modified sales-type leases and (2) an increase in the equity in earnings from our TimWen joint venture.

Interest Expense, Net	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Interest expense, net	$26.0	$29.1	$(3.1)	$83.0	$86.7	$(3.7)

Interest expense, net decreased during the third quarter and the first nine months of 2021 primarily due to the impact of completing the refinancing of a portion of the Company’s securitized financing facility in the second quarter of 2021.

Loss on Early Extinguishment of Debt	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Loss on early extinguishment of debt	$—	$—	$—	$17.9	$—	$17.9

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

Other Income, Net	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Other income, net	$0.2	$0.2	$—	$0.4	$1.2	$(0.8)

The change in other income, net during the first nine months of 2021 was primarily due to fluctuations in interest income earned on our cash equivalents.

Provision for Income Taxes	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Income before income taxes	$54.4	$52.4	$2.0	$189.6	$105.2	$84.4
Provision for income taxes	(13.2)	(12.6)	(0.6)	(41.3)	(26.1)	(15.2)
Effective tax rate on income	24.3%	24.2%	0.1%	21.8%	24.8%	(3.0)%

Our effective tax rates for the third quarter and the first nine months of 2021 and 2020 were impacted by variations in income before income taxes, including uncertainty in 2020 income before income taxes arising from the COVID-19 pandemic, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The increase in the effective tax rate for the third quarter of 2021 compared with the third quarter of 2020 was primarily due to a decrease in the tax benefit from share-based compensation. The decrease in the effective tax rate for the first nine months of 2021 compared with the first nine months of 2020 was primarily due to a decrease in the tax effects of our foreign operations and an increase in the tax benefit from share-based compensation.

Segment Information

See Note 17 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Sales	$170.0	$191.9	$(21.9)	$552.3	$523.0	$29.3
Franchise royalty revenue	102.6	98.1	4.5	305.4	271.1	34.3
Franchise fees	19.7	5.7	14.0	46.0	16.2	29.8
Advertising fund revenue	91.5	79.2	12.3	271.9	226.9	45.0
Total revenues	$383.8	$374.9	$8.9	$1,175.6	$1,037.2	$138.4
Segment profit	$108.9	$108.3	$0.6	$347.6	$283.3	$64.3

The increase in Wendy’s U.S. revenues during the third quarter and the first nine months of 2021 was primarily due to (1) an increase in systemwide same-restaurant sales and (2) higher franchise fees, reflecting an increase in fees for providing information technology services to franchisees. Same-restaurant sales increased during the third quarter and the first nine months of 2021 primarily due to higher average check. Same-restaurant sales during the first nine months of 2021 also benefited from (1) an increase in customer count, reflecting the prior year impact of the COVID-19 pandemic, and (2) the positive impact from the breakfast daypart. These increases were partially offset by the impact of the sale of 47 Company-operated restaurants in New York during the second quarter of 2021.

The increase in Wendy’s U.S. segment profit during the third quarter of 2021 was primarily due to higher revenues, partially offset by (1) higher cost of sales, as a percent of sales, for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales,” (2) higher franchise support and other costs, (3) higher general and administrative expenses and (4) higher advertising fund expense, reflecting the Company’s decision to fund incremental advertising to support the breakfast daypart. The increase in Wendy’s U.S. segment profit during the first nine months of 2021 was primarily due to (1) higher revenues and (2) lower cost of sales, as a percent of sales, for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales.” These changes were partially offset by (1) higher general and administrative expenses, (2) higher advertising fund expense, reflecting the Company’s decision to fund incremental advertising to support the breakfast daypart and (3) higher franchise support and other costs.

Wendy’s International

	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Sales	$1.1	$—	$1.1	$1.4	$—	$1.4
Franchise royalty revenue	13.9	11.2	2.7	39.0	30.8	8.2
Franchise fees	1.2	0.5	0.7	4.0	1.3	2.7
Advertising fund revenue	6.5	5.6	0.9	17.8	14.6	3.2
Total revenues	$22.7	$17.3	$5.4	$62.2	$46.7	$15.5
Segment profit	$6.9	$6.6	$0.3	$21.2	$15.3	$5.9

The increase in Wendy’s International revenues during the third quarter and the first nine months of 2021 was primarily due to an increase in same-restaurant sales. Same-restaurant sales increased during the third quarter and the first nine months of 2021 due to an increase in customer count, reflecting the prior year impact of the COVID-19 pandemic. The increase in Wendy’s International segment profit during the third quarter and the first nine months of 2021 was primarily due to higher revenues, partially offset by higher general and administrative expenses.

Global Real Estate & Development

	Third Quarter			Nine Months
	2021	2020	Change	2021	2020	Change
Franchise fees	$1.4	$1.4	$—	$3.8	$2.2	$1.6
Franchise rental income	62.4	58.7	3.7	182.2	173.4	8.8
Total revenues	$63.8	$60.1	$3.7	$186.0	$175.6	$10.4
Segment profit	$27.0	$25.3	$1.7	$79.8	$75.5	$4.3

The increase in Global Real Estate & Development revenues during the third quarter and the first nine months of 2021 was primarily due to higher franchise rental income. See “Franchise Rental Income” above for further information.

The increase in Global Real Estate & Development segment profit during the third quarter of 2021 was primarily due to an increase in net rental income, reflecting the impact of the sale of 47 Company-operated restaurants in New York to franchisees during the second quarter of 2021. The increase in Global Real Estate & Development segment profit during the first nine months of 2021 was primarily due to (1) gains on new and modified sales-type leases and (2) an increase in the equity in earnings from the TimWen joint venture.

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

Our anticipated cash requirements for the remainder of 2021, exclusive of operating cash flow requirements, consist principally of:

•capital expenditures of approximately $30.0 million to $40.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $75.0 million to $85.0 million;

•cash dividends aggregating approximately $26.5 million as discussed below in “Dividends;” and

•potential stock repurchases of up to $140.6 million, of which $15.5 million was repurchased subsequent to October 3, 2021 through November 3, 2021, as discussed below in “Stock Repurchases.”

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

The table below summarizes our cash flows from operating, investing and financing activities for the first nine months of 2021 and 2020:

	Nine Months
	2021	2020	Change
Net cash provided by (used in):
Operating activities	$276.7	$205.8	$70.9
Investing activities	15.0	(41.0)	56.0
Financing activities	(57.5)	(115.3)	57.8
Effect of exchange rate changes on cash	0.2	(1.8)	2.0
Net increase in cash, cash equivalents and restricted cash	$234.4	$47.7	$186.7

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $276.7 million and $205.8 million in the first nine months of 2021 and 2020, respectively. The increase was primarily due to (1) higher net income, adjusted for non-cash expenses, (2) a cash payment of $24.7 million related to the settlement of the financial institutions class action in January 2020, (3) the timing of receipt of franchisee rental payments and (4) a decrease in payments for incentive compensation for the 2020 fiscal year paid in 2021. These increases were partially offset by (1) the timing of payments for marketing expenses of the national advertising funds and (2) an increase in cash paid for income taxes.

Investing Activities

Cash provided by (used in) investing activities was $15.0 million and $(41.0) million in the first nine months of 2021 and 2020, respectively. The change was primarily due to (1) an increase in proceeds from dispositions of $49.1 million, reflecting the sale of 47 Company-operated restaurants in New York during the second quarter of 2021, (2) the net settlement of deposits associated with the Company’s consortium bid to acquire NPC’s Wendy’s restaurants of $4.9 million in the first quarter of 2021 and (3) a decrease in capital expenditures of $1.5 million.

Financing Activities

Cash used in financing activities was $57.5 million and $115.3 million in the first nine months of 2021 and 2020, respectively. The change was primarily due to (1) a net increase in cash provided by long-term debt activities of $147.1 million, reflecting the impact of the completion of the Company’s debt refinancing transaction during the second quarter of 2021, and (2) an increase in proceeds from stock option exercises, net of payments related to tax withholding for share-based compensation, of $12.7 million. These changes were partially offset by (1) an increase in repurchases of common stock of $79.0 million and (2) an increase in dividends of $19.8 million.

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

In connection with the issuance of the Series 2021-1 Class A-2 Notes, the Master Issuer also issued the Series 2021-1 Class A-1 Notes, which allow for the drawing of up to $300.0 million on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2021-1 Class A-1 Notes during the nine months ended October 3, 2021. The Series 2021-1 Class A-1 Notes replaced the Company’s $150.0 million Series 2019-1 Class A-1 Notes and $100.0 million Series 2020-1 Class A-1 Notes, which were cancelled on the closing date, and the letters of credit outstanding against the Series 2019-1 Class A-1 Notes were transferred to the Series 2021-1 Class A-1 Notes.

Except as described above, there were no material changes to the terms of any debt obligations since January 3, 2021. The Company was in compliance with its debt covenants as of October 3, 2021. See Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Dividends

On March 15, 2021, June 15, 2021 and September 15, 2021, the Company paid quarterly cash dividends per share of $.09, $0.10 and $.12, respectively, aggregating $69.0 million. On November 10, 2021, the Company announced a dividend of $.12 per share to be paid on December 15, 2021 to stockholders of record as of December 1, 2021. As a result of the November 10 announcement, the Company expects that its total cash requirement for the fourth quarter of 2021 will be approximately $26.5 million based on the number of shares of its common stock outstanding at November 3, 2021. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2020, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible (the “February 2020 authorization”). As previously announced, beginning in March 2020, the Company temporarily suspended all share repurchase activity under the February 2020 authorization in connection with the Company’s response to the COVID-19 pandemic. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022, when and if market and economic conditions warrant and to the extent legally permissible. The Company resumed share repurchases in August 2020. In addition, in May 2021 and August 2021, the Board of Directors approved increases of $50.0 million and $70.0 million, respectively, to the February 2020 authorization, resulting in an aggregate authorization of $220.0 million that continues to expire on February 28, 2022. During the nine months ended October 3, 2021, the Company repurchased 5.9 million shares under the February 2020 authorization with an aggregate purchase price of $127.2 million, of which $2.3 million was accrued at October 3, 2021, and excluding commissions of $0.1 million. As of October 3, 2021, the Company had $60.6 million of availability remaining under the February 2020 authorization. Subsequent to October 3, 2021 through November 3, 2021, the Company repurchased 0.7 million shares under the February 2020 authorization with an aggregate purchase price of $15.5 million, excluding commissions. In addition, in November 2021, the Board of Directors approved an increase of $80.0 million to the February 2020 authorization, resulting in an aggregate authorization of $300.0 million that continues to expire on February 28, 2022. The Company also announced in November 2021 its intention to launch a $125.0 million accelerated share repurchase transaction during the fourth quarter of 2021 as part of the February 2020 authorization. The Company has availability of $125.1 million remaining under the February 2020 authorization as of November 10, 2021.

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

As of October 3, 2021, there were no material changes from the information contained in the Form 10-K, except as described below.

Interest Rate Risk

Following the Company’s debt refinancing transaction, our long-term debt, including the current portion, aggregated $2,437.1 million as of October 3, 2021 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure reduces its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases under its Series 2021-1 Class A-1 Notes and other lines of credit; however, the Company had no outstanding borrowings under the 2021-1 Class A-1 Notes and other lines of credit as of October 3, 2021. See “Liquidity and Capital Resources” in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s debt refinancing transaction.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 3, 2021. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of October 3, 2021, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the third quarter of 2021 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•risks associated with the availability and cost of insurance, changes in accounting standards, the recognition of impairment or other charges, the impact of reorganization and realignment initiatives, changes in tax rates or tax laws and fluctuations in foreign currency exchange rates;

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

In addition to the factors described above, there are risks associated with our predominantly franchised business model that could impact our results, performance and achievements. Such risks include our ability to identify, attract and retain experienced and qualified franchisees, our ability to effectively manage the transfer of restaurants between and among franchisees, the business and financial health of franchisees, the ability of franchisees to meet their royalty, advertising, development, reimaging and other commitments, participation by franchisees in brand strategies and the fact that franchisees are independent third parties that own, operate and are responsible for overseeing the operations of their restaurants. Our predominantly franchised business model may also impact the ability of the Wendy’s system to effectively respond and adapt to market changes. Many of these risks have been or in the future may be heightened due to the business disruption and impact from the COVID-19 pandemic.

All future written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. New risks and uncertainties arise from time to time, and factors that we currently deem immaterial may become material, and it is impossible for us to predict these events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q as a result of new information, future events or developments, except as required by federal securities laws, although we may do so from time to time. We do not endorse any projections regarding future performance that may be made by third parties.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the third quarter of 2021:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
July 5, 2021 through August 8, 2021	193,284	$22.76	193,251	$100,000,049
August 9, 2021 through September 5, 2021	805,356	$23.46	763,165	$82,118,243
September 6, 2021 through October 3, 2021	972,272	$22.38	963,721	$60,565,642
Total	1,970,912	$22.86	1,920,137	$60,565,642

(1)Includes 50,775 shares reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In February 2020, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. As previously announced, in March 2020, the Company temporarily suspended all share repurchase activity in connection with the Company’s response to the COVID-19 pandemic. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022, when and if market and economic conditions warrant and to the extent legally permissible. The Company resumed share repurchases in August 2020. In addition, in May 2021 and August 2021, the Board of Directors approved increases of $50.0 million and $70.0 million, respectively, to the February 2020 authorization, resulting in an aggregate authorization of $220.0 million that continues to expire on February 28, 2022.

Subsequent to October 3, 2021 through November 3, 2021, the Company repurchased 0.7 million shares under the February 2020 authorization with an aggregate purchase price of $15.5 million, excluding commissions. In addition, in November 2021, the Board of Directors approved an increase of $80.0 million to the February 2020 authorization, resulting in an aggregate authorization of $300.0 million that continues to expire on February 28, 2022.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1
By-Laws of The Wendy’s Company (as amended and restated through November 4, 2021), incorporated herein by reference to Exhibit 3.1 of The Wendy’s Company Current Report on Form 8-K filed on November 8, 2021 (SEC file no. 001-02207).

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
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2021 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2021, formatted in Inline XBRL and contained in Exhibit 101.
____________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: November 10, 2021	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: November 10, 2021	By: /s/ Leigh A. Burnside
Leigh A. Burnside
Senior Vice President, Finance and
Chief Accounting Officer
(Principal Accounting Officer)