Form 10-K
period 2022-01-02
Wendy's Co
filed 2022-03-01
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED January 2, 2022
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

The aggregate market value of common equity held by non-affiliates of The Wendy’s Company as of July 2, 2021 was approximately $4,136.8 million. As of February 22, 2022, there were 215,230,857 shares of The Wendy’s Company common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from The Wendy’s Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after January 2, 2022.

THE WENDY’S COMPANY AND SUBSIDIARIES
FORM 10-K TABLE OF CONTENTS

PART I

Explanatory Note

The Wendy’s Company (“The Wendy’s Company”) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC (formerly known as Wendy’s International, Inc.). Wendy’s International, LLC is the indirect parent company of (1) Quality Is Our Recipe, LLC (“Quality”), which is the owner and franchisor of the Wendy’s® restaurant system in the United States and all international jurisdictions except for Canada, and (2) Wendy’s Restaurants of Canada Inc., which is the owner and franchisor of the Wendy’s restaurant system in Canada. As used in this report, unless the context requires otherwise, the term “Company” refers to The Wendy’s Company and its direct and indirect subsidiaries, and “Wendy’s” refers to Quality when the context relates to the ownership or franchising of the Wendy’s restaurant system and to Wendy’s International, LLC when the context refers to the Wendy’s brand. References in this Annual Report on Form 10-K (the “Form 10-K”) to restaurants that we “own” or that are “Company-operated” include owned and leased restaurants.

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

•adverse economic conditions or disruptions, including in regions with a high concentration of Wendy’s restaurants;

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

•our evaluation of a potential debt raise transaction, including the size and timing of, and expected use of proceeds from, any such transaction; and

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

Item 1. Business.

Company Overview

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the United States (the “U.S.”) based on traffic share, and the third largest globally with 6,949 restaurants in the United States and 31 foreign countries and U.S. territories as of January 2, 2022.

At January 2, 2022, there were 5,938 Wendy’s restaurants in operation in the United States. Of these restaurants, 403 were operated by the Company and 5,535 were operated by a total of 228 franchisees. In addition, at January 2, 2022, there were 1,011 Wendy’s restaurants in operation in 31 foreign countries and U.S. territories. Of the international restaurants, 1,006 were operated by franchisees and five were operated by the Company in the United Kingdom (the “U.K.”).

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

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 2, 2022” or “2021,” which consisted of 52 weeks, (2) “the year ended January 3, 2021” or “2020,” which consisted of 53 weeks, and (3) “the year ended December 29, 2019” or “2019,” which consisted of 52 weeks.

Business Strategy

Wendy’s long-term growth opportunities include investing in accelerated global growth through (1) building our breakfast daypart, (2) accelerating our implementation of consumer-facing digital platforms and technologies and (3) expanding the Company’s footprint through targeted U.S. restaurant expansion and accelerated international restaurant expansion. Wendy’s vision is to become the world’s most thriving and beloved restaurant brand.

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

The Wendy’s Restaurant System

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of January 2, 2022.

Restaurant Openings and Closings

During 2021, Wendy’s opened 12 new Company-operated restaurants and closed eight generally underperforming Company-operated restaurants. During 2021, Wendy’s franchisees opened 198 new restaurants and closed 81 generally underperforming restaurants.

The following table sets forth the number of Wendy’s restaurants in operation at the beginning and end of each fiscal year from 2019 to 2021:

	2021	2020	2019
Restaurants open at beginning of period	6,828	6,788	6,711
Restaurants opened during period	210	147	182
Restaurants closed during period	(89)	(107)	(105)
Restaurants open at end of period	6,949	6,828	6,788

Restaurant Operations

Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of toppings and condiments. Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts and kids’ meals. In addition, Wendy’s restaurants sell a variety of promotional products on a limited time basis. In March 2020, Wendy’s entered the breakfast daypart across the U.S. system. Wendy’s breakfast menu features a variety of breakfast sandwiches, biscuits and croissants, sides such as seasoned potatoes, oatmeal bars and seasonal fruit, and a beverage platform that includes hot coffee, cold brew iced coffee and our vanilla and chocolate Frosty-ccino iced coffee.

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room. In 2019, approximately two-thirds of sales at Company-operated restaurants occurred through the pick-up window. In 2020 and 2021, pick-up window sales represented approximately 83% and 82% of sales at Company-operated restaurants, respectively, reflecting the impact of the COVID-19 pandemic and other macroeconomic factors.

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

Supply Chain, Distribution and Purchasing

As of January 2, 2022, three independent processors (five total production facilities) supplied all of the beef used by Wendy’s restaurants in the United States. In addition, seven independent processors (15 total production facilities) supplied all of the chicken used by Wendy’s restaurants in the United States. In addition, there was one main in-line distributor of food, packaging and beverage products, excluding breads, that serviced approximately 67% of Wendy’s restaurants in the United States and four additional in-line distributors that, in the aggregate, serviced approximately 32% of Wendy’s restaurants in the United States. Except as discussed below, Wendy’s and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations, and Wendy’s anticipates no such shortages of products and believes that alternate suppliers and distribution sources are available. During 2020, the COVID-19 pandemic led to interruptions in the delivery of certain products to Wendy’s restaurants. For example, we experienced disruptions to our beef supply beginning in early May 2020 as beef suppliers across North America faced production challenges. As a result, some menu items were occasionally in short supply at some Wendy’s system restaurants. While we and our supply chain partners effectively managed through this disruption and the beef supply subsequently returned to normal levels across the Wendy’s system, the pandemic has continued to impact our supply chain and there can be no assurances that we will not see similar disruptions in the future. Suppliers and distributors to the Wendy’s system must comply with United States Department of Agriculture (“USDA”) and United States Food and Drug Administration (“FDA”) regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.

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

Quality Assurance

Wendy’s quality assurance program is designed to verify that the food products supplied to our restaurants are processed in a safe, sanitary environment and in compliance with our food safety and quality standards. Wendy’s quality assurance personnel regularly conduct sanitation and production audits for all of our core menu product processing facilities, which include beef, chicken, pork, buns, french fries, Frosty® dessert ingredients and produce. Animal welfare audits are also conducted at all beef, chicken and pork facilities to confirm compliance with our required animal welfare and handling policies and procedures. In addition to our facility audit program, weekly samples of beef, chicken and other core menu products from our distribution centers are randomly sampled and analyzed by a third-party laboratory to test conformance to our quality specifications. Wendy’s representatives, including third-party auditors, regularly conduct evaluations and inspections of all Company-operated and franchised restaurants to test conformance to our sanitation, food safety and operational requirements. Wendy’s has the right to terminate franchise agreements if franchisees fail to comply with quality standards. In response to the COVID-19 pandemic, we adapted and evolved certain of our auditing practices which were traditionally conducted onsite, taking advantage of various virtual tools and resources to engage effectively with our suppliers. We also reviewed and reinforced our strict policies and procedures related to food safety procedures, personal hygiene standards, handwashing requirements and sanitation protocols through frequent communications and retraining. As the COVID-19 pandemic continues to evolve, we provide guidance to Company-operated and franchised restaurants to be aware of any federal, state/provincial or local laws, regulations, rules or requirements related to the pandemic, including face mask, occupancy or vaccination confirmation requirements, to encourage compliance.

Information Technology

Wendy’s relies on computer systems and information technology to conduct its business. Wendy’s utilizes both commercially available third-party software and proprietary software owned by the Company to run the point-of-sale and kitchen delivery functions and certain other consumer-facing and back-office functions in Wendy’s restaurants. Wendy’s has invested significant resources to focus on consumer-facing technology, including installing a single point-of-sale system for Wendy’s restaurants, activating mobile ordering via Wendy’s mobile apps, launching the Wendy’s Rewards loyalty program and establishing delivery arrangements with third-party vendors for Wendy’s U.S. and Canadian restaurants. We believe our digital platforms are critical to creating a more seamless user experience, providing insights to enhance our relationship with customers and meeting consumer demand for customization, speed and convenience. In December 2019, we implemented a plan to realign and reinvest resources in our IT organization to strengthen our ability to accelerate growth. We are partnering with a third-party global IT consultant on this new structure to leverage their global capabilities and enable a more seamless integration between our digital and corporate IT assets. In October 2021, we announced a partnership with a third-party global cloud provider with the intention to enhance our restaurant experience and unlock new customer, restaurant and employee experiences through data-driven insights.

Trademarks and Service Marks

Wendy’s or its subsidiaries have registered certain trademarks and service marks in the United States Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Quality Is Our Recipe® and the Wendy Cameo design. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks have their next required maintenance filings at various times from 2022 to 2032 in order to keep such registrations in force, while international trademarks and service marks have various durations of ten to 15 years. Wendy’s generally intends to maintain and renew its trademarks and service mark registrations in accordance with applicable deadlines.

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

Competition

Each Wendy’s restaurant is in competition with other food service operations within the same geographical area. The quick-service restaurant segment is highly competitive and includes well-established competitors. Wendy’s competes with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price and value perception of food and beverage products offered. The number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by Wendy’s and its competitors are also important factors. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure. Wendy’s competes within the food service industry and the quick-service restaurant sector for customers as well as for personnel, suitable real estate sites and qualified franchisees.

Wendy’s competitive position is differentiated by a focus on high quality, craveable food, its made-to-order square hamburgers using fresh, never frozen ground beef*, its unique and diverse menu, including chicken sandwiches, freshly-prepared salads and other signature items like chili, baked potatoes and the Frosty® dessert, its promotional products, its choice of toppings and condiments and the atmosphere and décor of its restaurants. (*Fresh beef available in the contiguous U.S., Alaska and Canada.) Wendy’s continues to implement its Image Activation program, which includes reimaging existing Wendy’s restaurants and building new Wendy’s restaurants with innovative exterior and interior restaurant designs, with plans for a significant number of new and reimaged restaurants in 2022 and beyond. The Image Activation program also differentiates the Company from its competitors by its emphasis on selection and performance of restaurant employees that provide friendly and engaged customer service in Wendy’s restaurants.

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

Wendy’s also competes with grocery chains and other retail outlets that sell food to be prepared at home. Competition with these chains and other outlets could increase based on the gap between the price of food prepared at home compared to the price of food purchased at restaurants.

Technology and delivery are becoming increasingly critical parts of the restaurant consumer experience. In the quick-service restaurant category, technology initiatives include mobile interactive technology for brand and menu search information, mobile ordering, mobile payment, mobile offers, mobile order pick-up and carryout, customer loyalty and rewards programs and other self-service technologies. An increasing number of restaurant chains have also introduced or expanded their restaurant delivery arrangements as another strategy to increase market share. If our technology initiatives, digital commerce platforms or third-party delivery providers do not meet customers’ expectations in terms of security, speed, cost, attractiveness or ease of use, customers may be less inclined to use those platforms or providers and our competitive position could be adversely impacted.

System Optimization

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as by facilitating Franchise Flips. During 2016, the Company completed the sale of 310 Company-operated restaurants to franchisees, which resulted in the achievement of its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total Wendy’s system.

While the Company has no plans to move its ownership away from approximately 5% of the Wendy’s system, it expects to continue to optimize the Wendy’s system by facilitating Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate adoption of Wendy’s Image Activation program. Wendy’s generally retains a right of first refusal in connection with any proposed sale or transfer of franchised restaurants.

The table below shows the number of restaurant acquisitions, restaurant dispositions and Franchise Flips completed in each of 2021, 2020 and 2019.

	Year Ended
	2021	2020	2019
Restaurant acquisitions	93	—	5
Restaurant dispositions	47	1	—
Franchise Flips (a)	34	54	37
_______________

(a)Represents franchisee-to-franchisee restaurant transfers for which the Company received advisory fees, which include valuation services and fees for selecting pre-approved buyers.

Franchising

As of January 2, 2022, 228 Wendy’s U.S. franchisees operated 5,535 franchised restaurants in 50 states and the District of Columbia, and 100 Wendy’s international franchisees operated 1,006 franchised restaurants in 31 foreign countries and U.S. territories.

U.S. Franchise Arrangements

The rights and obligations governing the majority of franchised restaurants operating in the United States are set forth in the Wendy’s current Unit Franchise Agreement (the “Current Franchise Agreement”) (non-traditional locations, including delivery kitchens, may operate under an amended agreement or alternate form of agreement). This agreement provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Current Franchise Agreement provides for a 20-year term and a ten-year renewal subject to certain conditions. The initial term may be extended up to 25 years and the renewal extended up to 20 years for qualifying restaurants under the new restaurant development incentive and reimage programs described below in “Franchise Development and Other Relationships”. Wendy’s has in the past franchised under different agreements on a multi-unit basis; however, Wendy’s now grants new Wendy’s franchises on a unit-by-unit basis.

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

The technical assistance fee is used to defray some of the costs to Wendy’s for training, start-up and transitional services related to new and existing franchisees acquiring Company-operated restaurants and in the development and opening of new restaurants. In certain limited instances (such as a reduced franchise agreement term, development incentive programs or other unique circumstances), Wendy’s may charge a reduced technical assistance fee or may waive the technical assistance fee. Wendy’s does not select or employ personnel on behalf of franchisees.

International Franchise Arrangements

Wendy’s Restaurants of Canada Inc. (“WROC”), a 100% owned subsidiary of Wendy’s, holds master franchise rights for Canada. The rights and obligations governing the majority of franchised restaurants operating in Canada are set forth in a Single Unit Sub-Franchise Agreement (the “Single Unit Sub-Franchise Agreement”) (non-traditional locations, including delivery kitchens, may operate under an amended agreement or alternate form of agreement). This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by WROC and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Single Unit Sub-Franchise Agreement provides for a 20-year term and a ten-year renewal subject to certain conditions. The sub-franchisee pays to WROC a monthly royalty of 4.0% of sales, as defined in the agreement, from the operation of the restaurant. The agreement also typically requires that the franchisee pay WROC an initial technical assistance fee. The standard technical assistance fee is currently C$50,000 for each new restaurant opened.

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

Non-Traditional Development

Non-traditional locations, such as fuel and transportation centers, food courts and other retail locations, military bases and delivery kitchens, represent an increasing component of Wendy’s development strategy. For example, in 2021, we announced a new development commitment with REEF Kitchens to open and operate up to 700 delivery kitchens over a five-year period across the United States, Canada and the United Kingdom. These delivery kitchens and other non-traditional locations may be subject to different rights and obligations than our traditional franchise arrangements, including with respect to initial and renewal franchise terms, technical assistance fees, monthly royalty rates and advertising contribution rates, and the sales levels at these locations may also differ from sales levels at traditional Wendy’s restaurants.

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

Franchised restaurants are required to be operated under uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, uniforms, suppliers, maintenance and cleanliness of premises and customer service. Wendy’s monitors franchisee operations and inspects restaurants periodically to ensure that required practices and procedures are being followed. See “The Wendy’s Restaurant System—Quality Assurance” above for additional information.

See Note 7 and Note 21 of the Financial Statements and Supplementary Data contained in Item 8 herein, and the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, for information regarding certain guarantee obligations, reserves, commitments and contingencies involving franchisees.

Advertising and Marketing

In the United States and Canada, Wendy’s advertises nationally through national advertising funds on network and cable television programs, including nationally televised events, and advertises locally primarily through regional network and cable television, radio and social media. Wendy’s maintains two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, the Internet and a variety of promotional campaigns, including through digital and social media platforms. Separate national advertising funds are administered for Wendy’s United States and Canadian restaurant locations. Contributions to the national advertising funds are required to be made by both Company-operated and franchised restaurants and are based on a percentage of restaurant sales. In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both Company-operated and franchised restaurants based on a percentage of restaurant sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising programs are governed by the Current Franchise Agreement in the United States and by the Single Unit Sub-Franchise Agreement in Canada. Required contributions by Company-operated restaurants for advertising and promotional programs are at the same percentage of sales as franchised restaurants within the Wendy’s system. As of January 2, 2022, the contribution rate for U.S. restaurants was generally 3.5% of sales for national advertising and 0.5% of sales for local and regional advertising. As of January 2, 2022, the contribution rate for Canadian restaurants was generally 3.0% of sales for national advertising and 1.0% of sales for local and regional advertising, with the exception of Quebec, for which there is no national advertising contribution rate and the local and regional advertising contribution rate is 4.0% of sales. Non-traditional locations, including delivery kitchens, may be subject to adjusted requirements for national, local and regional advertising contributions. See Note 24 of the Financial Statements and Supplementary Data contained in Item 8 herein for additional information regarding advertising.

Human Capital

At Wendy’s, our vision is to become the world’s most thriving and beloved restaurant brand, and every day we strive to live our purpose of creating joy and opportunity through food, family and community. Our restaurants, our food and the value and service we provide to our customers are all integral to our long-term success, but ultimately it is our people that help us deliver our brand promise of “Fast Food Done Right” every single day.

We continue to invest in employees to ensure we are able to attract, hire, develop and retain great talent throughout our organization. We measure our effectiveness in these areas using various tools and metrics, including administering an employee engagement survey twice a year and tracking our employee turnover rates compared to others in the restaurant industry. During 2021, we continued to outperform our peer group and industry benchmarks in the areas of employee engagement and turnover.

Employees

As of January 2, 2022, the Company was comprised of approximately 14,500 employees, of which nearly two-thirds were part-time, and one-third were full-time. The vast majority of our employees are located in the United States and work in our Company-operated restaurants within our Wendy’s U.S. business segment. Outside of our Company-operated restaurants, our largest population of employees work in our field support organization or at our restaurant support center in Dublin, Ohio. We are proud to have a workforce with diverse backgrounds and experiences.

Respectful Workplace

From day one, the Wendy’s business has always been of, for and about people. Respect and fair treatment for our team members, franchisees, supplier partners and vendors is a central part of our business. So is staying true to the values established by our founder Dave Thomas more than 50 years ago, which include Doing the Right Thing, Treating People with Respect and Giving Something Back. Our commitment to these values is reflected in our Code of Business Conduct and Ethics, which applies to Company employees and directors, and in our Supplier Code of Conduct, which sets forth our expectations for suppliers to the Wendy’s system. We strive to bring our values to life through daily interactions with our team members, franchisees and customers and in the communities where we do business. We expect our employees to maintain respectful workplaces that support and protect the integrity of the Wendy’s brand and fuel our continued success.

Diversity, Equity and Inclusion

We believe our strategic focus on diversity, equity and inclusion (“DE&I”) has helped, and will continue to help, the Company remain true to our values as well as support our financial performance and global growth strategy. Creating and fostering inclusive work environments allows us to create an engaging and welcoming culture for our employees, which we believe positively affects the quality of products, service and experience we deliver to our customers. In 2021, we created an Office of DE&I and appointed Dr. Beverly Stallings-Johnson as our Chief DE&I Officer. Under her leadership, we strive to increase our knowledge and accountability and expect our DE&I strategy to continue to grow and evolve. We also announced a focus on five goals related to increasing diverse representation at multiple levels of our organization and among franchisee owners over a five-year period.

We are fortunate to have several thriving Employee Resource Groups (“ERGs”), which are voluntary employee-led groups, each sponsored by a Wendy’s senior leadership team member. Our ERGs serve an important role in support of our DE&I strategy, creating forums for learning and inclusion, providing opportunities to celebrate different backgrounds, empowering employees to bring their authentic self to work, and creating leadership and professional development opportunities. Our ERGs are open to all Company employees at our restaurant support center and focus on employees and allies who identify as Women (Women of Wendy’s), LGBTQ+ (WeQual), Military Veterans & Families (WeVets), Culturally Diverse (WCDN), Black (WeBERG) and Young Professionals (WenGEN).

Compensation and Benefits

We are committed to providing market-competitive pay and benefits to attract and retain great talent. We enable this by benchmarking and analyzing pay and benefits both externally and internally. In addition to receiving competitive hourly rates and base salaries, all general managers and district managers of our Company-operated restaurants are eligible for performance-based cash incentive bonuses, along with all corporate management staff. For our restaurant-level employees, we offer the potential for raises based on individual performance reviews throughout the year. At Wendy’s, we are committed to providing pay equity for all employees, regardless of gender or ethnicity. We also offer a robust set of benefits to help eligible employees and their families stay healthy, manage spend related to health and financial wellbeing and effectively balance work and life. This includes insurance for medical, dental, vision and prescription drugs, telehealth access, 401(k) savings and retirement plans, health savings accounts, employee assistance program, paid sick leave, bonding leave and adoption assistance.

Safety and Well-Being

We are committed to providing our employees with safe and comfortable work environments and offering resources that our employees can use to help promote their well-being. Throughout 2021, we continued to evolve our approach to effectively manage the impact of COVID-19 on our business, restaurants and employees, continuing some measures adopted in 2020, such as enhanced safety training, and evolving in other areas, such as expanding our paid sick time policy. As we have done since the onset of the pandemic, we continued to monitor public health guidance and follow federal, state/provincial and local laws, regulations, rules and requirements related to COVID-19. We are extremely proud of the work our employees have done to support our restaurants, employees, customers and communities that we serve throughout the pandemic and that commitment remains.

Talent Development

To set our employees up for success and help them achieve their personal development needs and career growth, we invest in training and development programs at all levels within the Company. We also leverage annual processes that support individual performance planning, individual professional development planning and a broad review of talent development throughout the Company. Restaurant-level employees have the opportunity to take advantage of an extensive online learning curriculum, as well as hands-on training led by crew trainers, managers and field support staff. Restaurant managers and multi-unit operators participate in Wendy’s University, which includes targeted training to develop management and leadership skills. Wendy’s University also provides targeted programming for corporate management staff, including diversity training, people manager training, leadership dialogues and the opportunity to participate in third-party conferences and training.

Community-Based Giving

Wendy’s maintains charitable giving programs that support four core categories: foster care adoption; hunger and food integrity; youth and families; and vibrant communities. In 2021, Wendy’s made charitable donations to a variety of organizations across the globe, highlighted by our continued support of the Dave Thomas Foundation for Adoption, a charitable foundation created by our founder, Dave Thomas, which has been our signature charitable cause for more than 25 years. In addition to corporate contributions, we also hosted an employee-driven Community Giving Program, in which employees from across the Wendy’s system nominated worthy charitable organizations to receive charitable grants from The Wendy’s Foundation. We also made grants available to charitable organizations chosen by each of our ERGs in support of their missions.

Additional information about our people and human capital initiatives is available on our website at www.wendys.com/what-we-value, in our annual Corporate Social Responsibility report and on The Square DealTM Wendy’s Blog at

www.squaredealblog.com. The contents of our website and these additional information sources are not incorporated by reference in this Form 10-K or any other report or document we file with the Securities and Exchange Commission.

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

Increased focus by governmental authorities on environmental matters is likely to lead to new governmental initiatives, particularly in the area of climate change. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. There is a possibility that government initiatives, or actual or perceived effects of changes in weather patterns, climate change or scarcity of energy and water resources, could have a direct impact on our business in ways that we cannot predict at this time.

Legal Matters

The Company is involved in litigation and claims incidental to our business. We provide accruals for such litigation and claims when we determine it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We believe we have adequate accruals for all of our legal and environmental matters. See Item 3 “Legal Proceedings” for additional information.

The Company does not believe that compliance with applicable laws and regulations, including environmental laws and regulations, or the outcome of any legal matters in which we are involved, will have a material adverse effect on our results of operations, financial condition, capital expenditures, earnings or competitive position. However, the Company cannot predict what laws or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or whether any legal matters in which we are involved could result in greater liabilities than we currently anticipate. See Item 1A “Risk Factors” for a discussion of certain risks relating to legal and regulatory requirements, litigation and claims and related matters affecting our business.

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits and amendments to such reports, as well as our annual proxy statement, available, free of charge, on our Investor Relations website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. These filings are also available to the public on the Securities and Exchange Commission’s website at www.sec.gov. We also provide our Code of Business Conduct and Ethics, free of charge, on our website. Our corporate website address is www.wendys.com and our Investor Relations website address is www.irwendys.com. Information contained on those websites is not part of this Form 10-K.

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, we have included below certain material factors that have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2022, and beyond, to differ materially from those expressed in or implied by any forward-looking statements made by us or on our behalf.

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

In response to the COVID-19 pandemic, in March 2020, we updated our brand standard to include the closure of all dining rooms except where there were specific needs, or a drive-thru or pick-up window option was not available, subject to applicable federal, state and local requirements. Substantially all Wendy’s restaurants continued to offer drive-thru and delivery service to our customers. During the second quarter of 2020, we began implementing our restaurant and dining room reopening process through a phased approach in accordance with federal, state and local requirements, with customer and team member safety as our top priority. As of January 2, 2022, substantially all restaurants were open across the Wendy’s system, and the majority of restaurants had dining rooms open.

During the height of the COVID-19 pandemic, our customer counts and systemwide sales were significantly negatively impacted, and our customer counts continue to be negatively impacted. Even as mobility continues to increase, customers have been and may continue to be reluctant to return to in-restaurant dining, and consumer spending may continue to be adversely impacted for an extended period of time as a result of decreased consumer confidence and other macroeconomic factors.

The COVID-19 pandemic has had, and could again have, an adverse effect on new restaurant development and restaurant reimaging. For example, in 2020, due to the uncertain and challenging economic and market conditions, we delayed construction of certain new Company-operated restaurants and reimaging of existing Company-operated restaurants and also extended the new restaurant development and Image Activation requirements of our franchisees by one year. These or similar delays could affect our ability to drive future growth in our business.

The COVID-19 pandemic has had, and could again have, an adverse effect on our franchisees’ operations and financial condition. Following the onset of the pandemic, we took certain actions to support our franchisees, including extending payment terms for royalties, extending or abating payment terms for advertising fund contributions and offering to defer base rent payments on properties owned by the Company and leased to franchisees. To the extent our franchisees experience financial distress, including as a result of the COVID-19 pandemic, it could negatively affect our results of operations, cash flows and financial condition through delayed or reduced payments of royalties, advertising fund contributions or rent.

The COVID-19 pandemic has led, and could again lead, to interruptions in the delivery of food or other supplies to Wendy’s restaurants arising from delays or restrictions on shipping or manufacturing, closures of supplier or distributor facilities or financial distress or insolvency of suppliers or distributors. These delays or interruptions could impact the availability of certain food items at Wendy’s restaurants, including beef, chicken, pork and other core menu products. For example, we experienced disruptions to our beef supply beginning in early May 2020 as beef suppliers across North America faced production challenges. As a result, some menu items were occasionally in short supply at some Wendy’s system restaurants. While we and our supply chain partners effectively managed through this disruption and the beef supply subsequently returned to normal levels across the Wendy’s system, the pandemic has continued to impact our supply chain and there can be no assurances that we will not see similar disruptions in the future. Our results of operations and those of our franchisees could be adversely affected if our key suppliers or distributors are unable to fulfill their responsibilities and we are unable to identify and transition the impacted business to alternative suppliers or distributors in a timely manner.

The COVID-19 pandemic has led, and could again lead, to labor shortages or increased labor costs. The risk or perceived risk of contracting the virus, as well as vaccine mandates or other governmental actions or restrictions, could continue to adversely affect restaurant operations, including the ability or cost of adequately staffing restaurants. If a significant percentage of our or our franchisees’ workforce is unable to work, whether because of illness, quarantine, travel limitations, vaccine mandates or other governmental actions or restrictions, our operations and the operations of our franchisees may be negatively impacted, which could materially affect our results of operations and financial condition. Following the onset of the pandemic, we took several actions to help support our employees and protect the health and safety of our employees and customers, such as implementing a new emergency sick leave policy, providing temporary wage increases to restaurant employees and purchasing additional sanitation supplies and personal protective materials, which contributed to increased operating costs.

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

In addition to the risks described above, the COVID-19 pandemic has had, and could continue to have, the effect of heightening other risks disclosed in this risk factors section, including, but not limited to, those related to brand value and perception, consumer preferences and spending, commodity costs, labor, supply chain and purchasing, performance of the breakfast daypart and international operations. We cannot predict the ultimate duration, scope or severity of the COVID-19 pandemic or its ultimate impact on our results of operations, financial condition and prospects.

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

Moreover, new companies, including operators outside the quick-service restaurant industry, may enter market areas in which Wendy’s restaurants operate and target our customer base. For example, additional competitive pressures for prepared food purchases have come from deli sections and in-store cafes of a number of major grocery store chains, as well as from convenience stores and casual dining outlets. Such competitors may have, among other things, lower operating costs, better locations, better facilities, more effective marketing and more efficient operations. Wendy’s also competes with grocery chains and other retail outlets that sell food to be prepared at home. Competition with these chains and other outlets could increase based on the gap between the price of food prepared at home compared to the price of food purchased at restaurants. This increased product and price competition could put deflationary pressure on the selling price of products offered at Wendy’s restaurants. All such competition may adversely affect our brand, business, results of operations and financial condition.

Adverse economic conditions or disruptions in the national and global economies, or in regions that have a high concentration of Wendy’s restaurants, could adversely impact our business, results of operations and financial condition.

Adverse economic conditions or disruptions in the national and global economies could result in higher unemployment rates, labor shortages, increases in inflation and declines in consumer confidence and spending. If such disruptions occur, they may result in significant declines in consumer food-away-from-home spending and customer counts in our restaurants and those of our franchisees. There can be no assurance that government responses to economic disruptions will restore consumer confidence. Ongoing disruptions in the national and global economies may adversely impact our business, results of operations and financial condition. Additionally, adverse economic conditions in regions that contain a high concentration of Wendy’s restaurants, including markets in which our Company-operated restaurants are located, could also have a material adverse impact on our results of operations.

Changes in discretionary consumer spending, and in consumer tastes and preferences, could adversely affect our business, results of operations and financial condition.

The success of the Wendy’s system depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Material declines in the amount of discretionary spending or consumer food-away-from-home spending could hurt our business, results of operations and financial condition. Our success also depends to a large extent on continued consumer acceptance of our offerings, the success of our operating, promotional, marketing and new product development initiatives and the reputation of our brand. If we are unable to continue to achieve consumer acceptance or adapt to changes in consumer preferences, including with respect to nutrition, health or dietary trends or environmental or social concerns, Wendy’s restaurants may lose customers, and the resulting revenues from Company-operated restaurants and the royalties that we receive from franchisees may decline.

Risks Related to Brand Perception and Value

Our success depends substantially on our corporate reputation and on the value and perception of our brand.

Our success depends in large part upon our ability to maintain and enhance the value of our brand, our customers’ loyalty to our brand and a positive relationship with our franchisees and other business partners. Brand value is based in part on consumer perceptions on a variety of subjective qualities. Business incidents, whether isolated or recurring, and whether originating from us, our franchisees or our business partners, can significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation. For example, our brand could be damaged by claims or perceptions about the quality or safety of our products or the quality or reputation of our franchisees or other business partners, regardless of whether such claims or perceptions are true. Our brand could also be adversely impacted by other incidents described in this risk factors section, including incidents related to customer service, customer health or safety, a failure to attract and retain qualified employees, food safety or other health concerns regarding our products, the impact of social media, data privacy violations, cyber incidents, social and environmental sustainability matters or reports of our employees, franchisees or business partners taking controversial positions or acting in an unethical, illegal or socially irresponsible manner. Any such incidents could cause a decline in consumer confidence in our brand and reduce consumer demand for our products, which could have a material adverse impact on our business, results of operations and financial condition.

Our results of operations depend in part on the effectiveness of our marketing and advertising programs and the successful development and launch of new products.

Our results of operations are heavily influenced by brand marketing and advertising and by our ability to develop and launch new and innovative products. Our marketing and advertising programs may not be successful, or we may fail to develop commercially successful new products, which may impact our ability to attract new customers and retain existing customers, which, in turn, could materially and adversely affect our results of operations. Moreover, because franchisees contribute to advertising funds based on a percentage of sales at their franchised restaurants, advertising fund expenditures are dependent upon sales volumes across the Wendy’s system. If systemwide sales decline, this could result in a reduced amount of funds available for our marketing and advertising programs. In addition, to the extent we use value offerings or other promotions or discounts in our marketing and advertising programs to drive customer counts, these actions may condition our customers to resist higher menu prices or result in reduced demand for premium products.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our brand, business and results of operations.

In recent years, there has been a significant increase in the use of social media platforms, including social media and news aggregation websites and other forms of internet-based communications that allow individuals access to a broad audience. The rising popularity of social media has increased the speed and accessibility of information dissemination and given users the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. The dissemination of information via social media, whether accurate or inaccurate, could harm our business, brand, reputation, results of operation and financial condition. This damage may be immediate, without an opportunity to correct inaccurate information or respond to or address particular issues. In addition, as part of our marketing efforts, we frequently use social media to communicate with consumers in order to build their awareness of, engagement with and loyalty to us. Failure to use social media effectively or appropriately, particularly as compared to our competitors, could lead to a decline in brand value, customer visits and revenues. Laws and regulations governing the use of social media continue to rapidly evolve. A failure by us, our employees, our franchisees or third parties acting on our behalf to abide by applicable laws and regulations in the use of social media could adversely impact our reputation, brand, results of operations and financial condition or subject us to litigation, fines or other penalties. Social media risks could also arise from employees not following defined policies for the use of social media during business operations, or actions taken by employees during personal activities outside of their employment, but which could still reflect negatively on the Wendy’s brand.

We may be unable to adequately protect our intellectual property, which could harm the value of our brand and hurt our business.

Our intellectual property is material to the conduct of our business. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brand and other intellectual property. The success of our business strategy depends, in part, on our continued ability to use our trademarks and service marks to increase brand awareness and further develop our branded products in existing and new markets. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates, infringes, dilutes or otherwise violates our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business. While we try to ensure that the quality of our brand is maintained by our franchisees, we cannot ensure that franchisees will not take actions that hurt the value of our intellectual property or the reputation of the Wendy’s brand or restaurant system. Any damage or violation of our intellectual property could harm our image, brand or competitive position and cause us to incur significant legal fees and diversion of resources. If we do not attempt or are unable to successfully protect, maintain or enforce our intellectual property rights, there could be a material adverse effect on our business or results of operations as a result of, among other things, consumer confusion, dilution of the Wendy’s brand or increased competition from unauthorized users of our brand.

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

Food safety is a top priority for Wendy’s, and we dedicate substantial resources to food safety matters to ensure our customers enjoy safe, quality food products. However, food safety events, including instances of food-borne illness (such as salmonella or E. coli), have occurred in the food industry in the past, and could occur in the future. Food safety events, whether or not involving Wendy’s restaurants or other restaurant companies, could adversely affect the price and availability of certain products and result in negative publicity for Wendy’s or the restaurant industry. This negative publicity may reduce demand for Wendy’s food and could result in a decrease in customer counts to Wendy’s restaurants as consumers shift their preferences to our competitors or to other products or food types. Any report linking our restaurants or suppliers to food-borne illnesses, food tampering, contamination or mislabeling or other food-safety issues could damage the value of our brand immediately and severely hurt sales of our products and possibly lead to product liability claims, litigation (including class actions) or other damages. The Wendy’s system may also be adversely impacted by consumer concerns regarding the nutritional aspects of the products we sell, the ingredients in our products or the cooking processes used in our restaurants. These or similar concerns could result in less demand for our products and a decline in sales at Company-operated restaurants and in royalties from sales at franchised restaurants.

Risks Related to Our Business Strategy

Our predominantly franchised business model presents a number of risks.

As of January 2, 2022, approximately 95% of restaurants in the Wendy’s system were operated by franchisees. Wendy’s franchisees are contractually obligated to operate their restaurants in accordance with the standards set forth in our franchise and other agreements with them. Wendy’s also provides training and support to franchisees. However, franchisees are independent third parties that we do not control, and franchisees own, operate and oversee the daily operations of their restaurants. Specifically, franchisees are solely responsible for developing and utilizing their own policies and procedures, making their own hiring, firing and disciplinary decisions, scheduling hours and establishing wages, and managing their day-to-day employment processes and procedures in accordance with applicable laws, rules and regulations, all of which is done independent of Wendy’s. Further, franchisees have discretion as to the prices charged to customers. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate their restaurants in a manner consistent with required standards, their royalty payments to us could be adversely affected and our brand’s image and reputation could be harmed, both of which in turn could hurt our business and results of operations. In addition, the failure of franchisees to adequately engage in succession planning may adversely affect their restaurant operations and development of new Wendy’s restaurants, which in turn could hurt our business and results of operations.

Wendy’s franchisees are an integral part of our business, growth and brand strategies. We may be unable to successfully implement our growth strategies if franchisees do not participate in the implementation of those strategies. Our business and results of operations could be adversely affected if a significant number of franchisees do not participate in brand strategies, such as new restaurant development, Image Activation, digital commerce platforms and technologies and execution of the breakfast daypart, which in turn may harm our business and financial condition. In addition, Wendy’s current franchise model, and the way our brand strategies are executed across the system, may make it difficult for our brand to respond and adapt to the speed of change in technology, consumer preferences, the regulatory environment or other factors as quickly as may be required to maintain and grow market share and remain competitive. Certain of our competitors that have a significantly higher percentage of company-operated restaurants than we do may have greater influence over their respective restaurant systems and greater ability to implement operational initiatives and business strategies.

We receive revenues in the form of royalties and national advertising funds contributions (both of which are generally based on a percentage of sales at franchised restaurants), as well as rent and fees from franchisees. Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, or if the overall business or financial health of franchisees deteriorates, their results of operations or financial condition may worsen and our royalty, national advertising funds, rent and other fee revenues may decline and our accounts receivable and related allowance for doubtful accounts may increase. Additionally, when Company-operated restaurants with leased real estate are sold to franchisees, we are often required to remain responsible for lease payments for these restaurants in the event the purchasing franchisees default on their leases. If franchisees fail to renew their franchise agreements or fail to perform under or extend their leases or subleases with us, or if we are unable to identify, attract and retain new franchisees who meet our criteria, then our royalty and rental revenues may decrease and our future growth could be adversely affected.

The growth of our business is dependent on new restaurant openings, which could be affected by factors beyond our control.

Our business derives earnings from sales at Company-operated restaurants as well as royalties and other fees received from franchised restaurants. Growth in our revenues and earnings is dependent on new restaurant openings. Numerous factors beyond our control may adversely affect new restaurant openings, which in turn could hurt our business and results of operations. These factors include, among others, (i) our ability to attract new franchisees; (ii) the availability of site locations for new restaurants; (iii) the ability of restaurant owners to obtain financing; (iv) the ability of restaurant owners to attract, train and retain qualified operating personnel; (v) construction and development costs, particularly in highly competitive markets; (vi) the ability of restaurant owners to secure required governmental approvals and permits in a timely manner, or at all; and (vii) adverse weather conditions. Our inability to identify suitable locations, achieve consumer acceptance or otherwise execute our development strategy could have an adverse impact on our future growth, results of operation and financial condition.

Our growth strategy also includes an increased focus on non-traditional development, such as fuel and transportation centers, food courts and other retail locations, military bases and delivery kitchens. The inability of us or our franchisees to execute our non-traditional development strategy, including meeting development goals, achieving anticipated sales results and upholding the value of the Wendy’s brand, could have an adverse impact on our future growth, results of operations and financial condition.

Our Image Activation program may not positively affect sales or improve our results of operations, and franchisees may not participate in our Image Activation program to the extent expected by us.

We continue to implement our Image Activation program, which includes reimaging existing Wendy’s restaurants and building new Wendy’s restaurants with innovative exterior and interior restaurant designs. Our Image Activation program may not positively affect sales at Wendy’s restaurants or improve our results of operations. There can also be no assurance that franchisees will participate in the Image Activation program to the extent expected by the Company. In order to support our Image Activation program and promote new restaurant development, we have provided franchisees with certain incentive programs for qualifying new and reimaged restaurants, including reductions in royalty and national advertising payments and options for the early renewal of franchise agreements. It is possible we may provide additional financial incentives to franchisees, which could result in additional expenses, a reduction of royalties or other revenues or the incurrence of other costs or liabilities. Some franchisees may need to borrow funds in order to participate in the Image Activation program. If franchisees are unable to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the reimaging of their existing restaurants or the development of new restaurants, and our future growth and results of operations could be adversely affected.

We may be unable to manage effectively the acquisition and disposition of restaurants, or successfully implement other strategic initiatives, which could adversely affect our business, results of operations and financial results.

We continue to optimize the Wendy’s system through our system optimization initiative, which includes facilitating the transfer of restaurants between and among franchisees, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate adoption of our Image Activation program. The success of this initiative is dependent upon many factors, such as the availability of sellers and buyers, the availability of financing, the ability to negotiate transactions on terms deemed acceptable and the ability to successfully transition and integrate restaurant operations. Acquisitions of franchised restaurants pose various risks to our operations, including (i) diversion of management’s attention to the integration of acquired restaurant operations; (ii) increased operating expenses and the inability to achieve expected cost savings and operating efficiencies; (iii) exposure to liabilities arising out of prior operations of acquired restaurants; and (iv) the assumption of long-term, non-cancelable leases. Our system optimization initiative also places demands on our operational and financial management resources and may require us to expand these resources. If we are unable to execute our system optimization initiative or effectively manage the acquisition and disposition of restaurants, our business and financial results could be adversely affected.

In addition, Wendy’s from time to time evaluates and may pursue other opportunities for growth, including through new and existing franchise partners, joint venture investments, expansion of our brand through other opportunities and strategic mergers, acquisitions and divestitures. These strategic initiatives involve various risks, including general transaction and business risk, integration and synergy risk, market acceptance risk and risks associated with the diversion of management. Strategic transactions may not ultimately create value for us or our stockholders and may harm our reputation and materially adversely affect our business, results of operations and financial condition.

Our leasing and ownership of significant amounts of real estate exposes us to possible liabilities and losses, including liabilities associated with environmental matters.

We have significant real estate operations in connection with our business and are subject to the normal risks associated with leasing and owning real estate. Our real estate values and the costs associated with our real estate operations are impacted by a variety of factors, including changes in the investment climate for real estate, macroeconomic trends, governmental regulations, insurance, demographic trends, supply chain management, supply and demand for the ownership and operation of restaurants and environmental matters. A significant change in real estate values, or an increase in costs as result of any of these factors, could adversely affect our results of operations and financial condition.

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

We generally secure long-term real estate interests for our leased restaurants and have limited flexibility to quickly alter our real estate portfolio. Many leases provide that the landlord may increase the rent over the term of the lease and any renewals of the term. Most leases require us to pay the costs of insurance, taxes, maintenance, utilities and capital repairs and replacements. We generally cannot cancel these leases prior to the expiration of their term. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying rent, taxes and maintenance costs for the balance of the lease term. In addition, as each lease expires, we may fail to negotiate additional renewals or renewal options, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations, negatively impacting our results of operations.

The breakfast daypart is competitive across the restaurant industry and we may be unable to achieve or maintain market share or reach targeted levels of breakfast sales and profits.

Wendy’s entered the breakfast daypart across the U.S. system in March 2020 and recently announced plans to launch breakfast in Canada in the second quarter of 2022. The Company and franchisee leadership worked closely to align on a breakfast program designed to drive incremental sales and profits through a strong economic model. However, we may be unable to achieve market share and reach targeted levels of breakfast sales and profits due to competitive pressures and responses from our competitors, some of whom are well-established in the breakfast daypart, or other factors, including operational complexity, food and labor costs, supply chain management, lack of consumer acceptance, discretionary spending patterns that differ from other dayparts and changes to customer mobility and daily routines, including as a result of the COVID-19 pandemic. In addition, breakfast sales could cannibalize sales during other parts of the day and may have negative impacts on restaurant margins. The continued active support and engagement of our franchisees is also critical for the successful performance of the breakfast daypart. The breakfast daypart may require significant financial resources, including the Company’s plans to fund incremental marketing and advertising campaigns. Our inability to successfully execute on our strategy for the breakfast daypart could have a material adverse impact on our business, results of operations and financial condition.

Our international operations are subject to various risks and uncertainties and there is no assurance that our international operations will continue to be profitable.

In addition to many of the factors described in this risk factors section, our business outside of the United States is subject to a number of additional risks and uncertainties, including international economic and political conditions, risk of corruption and violations of the U.S. Foreign Corrupt Practices Act or similar laws of other countries, the inability to adapt to differing cultures or consumer preferences, inadequate brand infrastructure to support our international activities, inability to obtain adequate supplies meeting our quality standards and product specifications or interruptions in obtaining such supplies, challenges and risks associated with managing and monitoring suppliers, restrictions on our ability to move cash out of certain foreign countries, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements, the collection of royalties and other fees from international franchisees, the inability to protect technology, data or intellectual property rights, compliance with international privacy and information security laws and regulations, the availability and cost of land, construction costs, other legal, financial or regulatory impediments to the development or operation of restaurants, the inability to identify, attract and retain experienced management, qualified franchisees and joint venture partners and ongoing disruptions and impacts from the COVID-19 pandemic. Adverse conditions or unforeseen events in countries that contain a high concentration of Wendy’s restaurants (including Canada, our largest international market), could have a material adverse impact on our international growth strategy and results of operations. In addition, to the extent we invest in international Company-operated restaurants or joint ventures, we would also have the risk of operating losses related to those restaurants, which could adversely affect our results of operations and financial condition. There can be no assurance that our international growth strategy will be successful or that our international operations will be profitable.

Wendy’s opened Company-operated and franchised restaurants in the United Kingdom in 2021 and plans to expand into other anchor markets in Europe utilizing a franchise model. New markets may have low brand awareness as well as competitive conditions, consumer tastes, discretionary spending patterns and social and cultural differences that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity to build brand awareness, which could negatively impact the profitability of our operations. In addition, we may be unable to obtain desirable locations for new restaurants at reasonable prices, or at all, and restaurants may have higher construction, occupancy, food and labor costs than we currently anticipate. Any of these risks and uncertainties, and other factors we cannot anticipate, could have a material adverse impact on our business, results of operations and financial condition.

Risks Related to Supply Chain and Labor

Changes in commodity costs and other operating costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs (including beef, chicken, pork, dairy and grains), supplies, fuel, utilities, distribution and other operating costs, including labor costs. Increases in commodity costs, particularly beef or chicken prices, could adversely affect our future results of operations. Our business is susceptible to increases in commodity and other operating costs as a result of various factors beyond our control, such as general economic conditions, inflation, industry demand, energy costs, food safety concerns, animal disease outbreaks, product recalls and government regulations. Increasing weather volatility or other long-term changes in weather patterns, including related to climate change, could have a significant impact on the price or availability of some of our ingredients. In addition, our supply chain is subject to increased costs arising from actual or perceived effects of climate change, greenhouse gas emissions and scarcity of energy and water resources. The ongoing and long-term costs of these impacts could have a material adverse effect on our business if not properly mitigated. We could also be adversely impacted by the cost of products raised or grown in accordance with our responsible sourcing criteria, including those related to environmental sustainability and animal welfare, as availability of products that can be assured to meet those criteria are generally smaller and more concentrated, and may be more costly, than the markets for conventionally raised or grown products that are not assured to meet those criteria. Significant increases in expenses incurred by consumers, such as living expenses or gasoline prices, could also result in decreased customer counts at our restaurants, which could adversely affect our business. We cannot predict whether we will be able to anticipate and react to changing commodity costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our results of operations. In addition, we may not seek to or be able to pass along price increases to our customers. If increased costs were passed to our customers, demand for our products may decrease, which in turn could adversely affect our results of operations.

Shortages or interruptions in the supply or distribution of perishable food products could damage our brand and adversely affect our business and results of operations.

Wendy’s and our franchisees are dependent on frequent deliveries of perishable food products that meet brand specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, labor shortages, disease or food-borne illnesses, political unrest, health epidemics or pandemics, inclement weather or other calamities or conditions could adversely affect the availability, quality and cost of ingredients, which could lower revenues, increase operating costs, damage brand reputation and otherwise harm our business and the businesses of our franchisees. Certain of the products sold in our restaurants, such as beef and chicken, are sourced from a limited number of suppliers, which may increase our reliance on those suppliers. In addition, our system relies on a limited number of in-line distributors to deliver certain food, packaging and beverage products to our restaurants. If a disruption of service from any of our key suppliers or distributors was to occur, we could experience short-term increases in our costs while supply and distribution channels were adjusted, and we may be unable to identify or negotiate with new suppliers or distributors on terms that are commercially reasonable to us. As discussed above, the COVID-19 pandemic has led, and could again lead, to delays or interruptions in the delivery of food or other supplies to Wendy’s restaurants, which could impact the availability and cost of certain food items at Wendy’s restaurants.

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

Labor is a primary component in the cost of operating our restaurants. We devote significant resources to recruiting and training our managers and hourly employees. Increased labor costs due to competition, increased wages or employee benefits costs (including various federal, state and local actions to increase minimum wages), unionization activity or other factors would adversely impact our cost of sales and operating expenses. In addition, Wendy’s success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff as well as employees and key personnel at our restaurant support center, and our inability to do so could adversely affect our business and results of operations. Our business, results of operations and brand perception could also be adversely impacted by unionization efforts or other campaigns by labor organizations affecting our employees or the employees of our franchisees or by our responses to any such efforts or campaigns. As discussed above, the COVID-19 pandemic has led, and could again lead, to increased labor costs and labor shortages, which could materially affect our results of operations and financial condition.

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

Advances in technologies, including advances in digital food ordering and delivery technologies, and changes in consumer behavior driven by such advances could have a negative effect on our business. Technology and consumer offerings continue to develop and evolve, and we expect that new and enhanced technologies and consumer offerings will be available in the future, including those with a focus on restaurant modernization, restaurant technology, digital engagement, online ordering and delivery. Our inability to predict consumer acceptance of new technology or our failure to adequately invest in new technology or adapt to technological developments, industry trends and evolving legal and regulatory requirements could result in a loss of customers and related market share. In addition, our competitors, some of whom have greater resources than we do, may be able to benefit from changes in technologies or consumer acceptance of such changes, which could harm our competitive position and brand.

An increasing amount of our sales and revenues is derived from digital orders, which includes online ordering and delivery. We have implemented technology and targeted advertising and promotions to support the growth of our digital business. If we are unable to continue to grow our digital business, it may be difficult for us to achieve our planned sales growth. If our digital commerce platforms, including the Wendy’s mobile app and online ordering system, do not meet customers’ expectations in terms of security, privacy, speed, attractiveness or ease of use, customers may be less inclined to return to those platforms, which could negatively impact our business, results of operations and financial condition. Our business could also be negatively impacted if we are unable to successfully implement or execute other consumer-facing digital initiatives, such as mobile order pick-up and carryout. We rely on third-party delivery services to fulfill delivery orders, and errors or failures by those providers to make timely deliveries could cause customers to stop ordering from us. The third-party restaurant delivery business is intensely competitive, with a number of companies competing for capital, market share, online traffic and delivery drivers. If the third-party delivery services that we utilize cease or curtail their operations, increase their fees or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted. If we are unable to successfully respond to the challenges arising from our increased reliance on our digital business, this could have a material adverse impact on our brand, business, results of operations and financial condition.

We are heavily dependent on computer systems and information technology and any material failure, misuse, interruption or breach of our systems or technology could adversely affect our business, results of operations and financial condition.

We are heavily dependent on our computer systems and information technology, including those controlled by third-party providers, to conduct our business, including point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of our systems and technology. The failure of our systems and technology to operate effectively, an interruption in our systems or technology or a breach in security of our systems or technology could be harmful and cause delays in customer service, result in the loss of data, reduce efficiency or cause delays in operations. Significant capital investments might be required to remediate any such problems or to maintain or upgrade our systems and technology or transition to replacement systems or technology. Additionally, the success of certain of our strategic initiatives, including the expansion and acceleration of our consumer-facing digital capabilities to connect with customers and drive growth, is highly dependent on our systems and technology. Any security breach involving our or our franchisees’ systems or technology could result in a loss of consumer confidence and potential costs associated with fraud. Also, despite our considerable efforts and resources to secure our systems and technology, security breaches, such as unauthorized access and computer viruses, may occur, resulting in system disruptions, shutdowns or unauthorized disclosure of confidential information, which in turn could adversely affect our business, results of operations and financial condition.

We are dependent to a significant extent on our ongoing relationship with key technology providers, including their personnel, resources, technological expertise, systems and technology and their ability to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth. The inability of us or our providers to successfully execute our technology growth initiatives while maintaining our brand value and perception could have an adverse impact on our business, results of operations and financial condition.

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our brand, business, results of operations and financial condition.

A number of retailers and other companies have experienced serious cyber incidents and breaches of their information technology systems, such as unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by malicious actors. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those managed by third parties. Our business involves the collection and retention of customer data, including, in some instances, credit and debit card numbers and other personally identifiable information, in various information systems that we and our franchisees maintain and in those maintained by third parties with whom we and our franchisees contract to provide credit card processing, digital ordering and related services. We also maintain important internal data, such as personally identifiable information about our employees and franchisees and information relating to our operations. Our use of personally identifiable information is regulated by international, federal and state laws, as well as by certain third-party agreements. As privacy and information security laws and regulations change, we will likely incur additional costs to ensure that we remain in compliance with those laws and regulations. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws, regulations or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, disrupt our operations, damage our relationship with customers, franchisees or employees and result in costly litigation, judgments, or penalties resulting from violation of applicable laws and payment card industry regulations. A cyber incident could also require us to notify customers, employees or other groups, result in adverse publicity or a loss in consumer confidence, sales and profits, increase fees payable to third parties or cause us to incur penalties or remediation and other costs that could adversely affect our business, results of operations and financial condition. While we have implemented various processes, procedures and controls to help mitigate the risk of a cyber incident and maintain insurance coverage to address certain cyber incidents, these measures do not guarantee that a cyber incident could not occur or that our business, reputation and financial condition will not be adversely affected by such an incident.

As previously reported, in 2015 and 2016, certain of our franchisees experienced cybersecurity incidents. As a result of those incidents, the Company was named as a defendant in separate class actions brought by consumers and financial institutions, and certain of our directors and executive officers were named as defendants in a stockholder derivative action. These and any other claims or investigations related to cybersecurity incidents may adversely affect how we and our franchisees operate the business, divert the attention of management, have a negative effect on our reputation, and adversely affect our results of operations or financial condition.

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

The Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Senior Notes, provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments under certain circumstances, certain indemnification payments in the event, among other things, the assets pledged as collateral for the Senior Notes are in stated ways defective or ineffective and covenants relating to recordkeeping, access to information and similar matters. The Senior Notes are subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default and the failure to repay or refinance on the applicable scheduled maturity date. The Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective and certain judgments. In the event that a rapid amortization event occurs under the Indenture (including, without limitation, upon an event of default under the Indenture or the failure to repay the securitized debt at the end of the applicable term), the funds available to the Company would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

In addition, the Indenture and the related management agreement contain various covenants that limit the Company and its subsidiaries’ ability to engage in specified types of transactions, subject to certain exceptions, including, for example, to incur or guarantee additional indebtedness, sell certain assets, create or incur liens on certain assets to secure indebtedness or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets. As a result of these restrictions, the Company may not have adequate resources or flexibility to continue to manage the business and provide for growth of the Wendy’s system, which could have a material adverse effect on the Company’s future growth prospects, results of operations, financial condition and liquidity.

We have a significant amount of debt outstanding, and such indebtedness could adversely affect our business, results of operations and financial condition.

As of January 2, 2022, the Company had approximately $2.4 billion of outstanding debt on its balance sheet. Additionally, a subsidiary of the Company has issued variable funding notes, which allows for the borrowing of up to $300.0 million from time to time on a revolving basis. This level of debt could have significant consequences on the Company’s future operations, including: (i) making it more difficult to meet payment and other obligations under outstanding debt; (ii) resulting in an event of default if the Company’s subsidiaries fail to comply with the financial and other restrictive covenants contained in debt agreements, which event of default could result in all of the Company’s subsidiaries’ debt becoming immediately due and payable; (iii) reducing the availability of the Company’s cash flow to fund working capital, capital expenditures, equity and debt repurchases, dividends, acquisitions and other general corporate purposes, and limiting the Company’s ability to obtain additional financing for these purposes; (iv) subjecting the Company to the risk of increased sensitivity to interest rate increases on indebtedness with variable interest rates; (v) limiting the Company’s flexibility in planning for or reacting to, and increasing its vulnerability to, changes in the Company’s business or industry or the general economy; and (vi) placing the Company at a competitive disadvantage compared to its competitors that are less leveraged. Further, the Company’s outstanding variable funding notes may accrue interest based on the London interbank offered rate (“LIBOR”), which is expected to be discontinued in 2023. If LIBOR is discontinued, we may need to renegotiate certain loan documents and we cannot predict what alternative index would be negotiated with our lenders or the resulting impact on our interest expense.

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

In addition to the Company’s outstanding indebtedness, the Company is subject to risks related to certain commitments, guarantees and other liabilities. For example, certain of the Company’s subsidiaries have significant contractual requirements for the purchase of soft drinks. If consumer preferences change and customers purchase fewer soft drinks than expected or estimated, such contractual commitments may adversely affect the financial condition of the Company. The Company has also provided loan guarantees to various lenders on behalf of franchisees entering into debt arrangements for new restaurant development and equipment financing. In addition, certain of the Company’s subsidiaries also guarantee or are contingently liable for certain leases of their respective franchisees for which they have been indemnified. These commitments, guarantees and other liabilities could have an adverse effect on the Company’s liquidity and the ability of its subsidiaries to meet payment obligations.

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

Nelson Peltz, our Chairman, Peter May, our Senior Vice Chairman, Matthew Peltz, our Vice Chairman, and Edward Garden, a former director of the Company, beneficially own shares of our outstanding common stock that collectively constitute approximately 19% of the Company’s total voting power as of February 22, 2022. These individuals may, from time to time, acquire beneficial ownership of additional shares of common stock.

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

Wendy’s customers may file complaints or lawsuits against us or our franchisees alleging that we are responsible for an illness or injury they suffered at or after a visit to a Wendy’s restaurant, or alleging that there was a problem with food quality or operations at a Wendy’s restaurant. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees, intellectual property claims, data privacy claims and claims alleging violations of law regarding workplace and employment matters, discrimination and similar matters, including class action lawsuits. Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations, hurt our performance and have a negative impact on our brand. While we believe we have adequate accruals for all of our legal and environmental matters, we cannot estimate the aggregate possible range of loss for our existing litigation and claims due to most proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. Insurance policies contain customary limitations, conditions and exclusions that can affect the amount of insurance proceeds ultimately received. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our results of operations or financial condition. Additionally, the restaurant industry has been subject to a number of claims alleging that the menus and actions of restaurant chains have contributed to the obesity or otherwise adversely impacted the health of certain of their customers. Adverse publicity resulting from these allegations may harm the reputation of our restaurants, even if the allegations are not directed against our restaurants or are not valid. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also hurt our brand or business as a whole.

Existing and changing legal and regulatory requirements, as well as an increasing focus on environmental, social and governance issues, could adversely affect our brand, business, results of operations and financial condition.

Each Wendy’s restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state or municipality in which the restaurant is located, as well as to federal laws, rules and regulations and requirements of non-governmental entities such as payment card industry rules. Governmental authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations. In addition, there can be no assurance that we and our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for opening new restaurants. More stringent and varied requirements of local regulators with respect to tax, zoning, land use and environmental factors could also delay or prevent development of new restaurants in particular locations.

We are subject to various laws and regulations that govern the offer and sale of a franchise, including rules by the U.S. Federal Trade Commission. Various state, provincial and foreign laws regulate certain aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines and penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and results of operations. We could also face lawsuits by franchisees based upon alleged violations of these laws. We and our franchisees are each also subject to laws and regulations that govern employment matters at the federal/national, state/provincial and local levels. In the United States, this includes laws like the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, Title VII, the Age Discrimination in Employment Act, the Americans with Disabilities Act, the National Labor Relations Act, family leave, paid sick time and similar requirements and a variety of other laws, regulations and rules. Changes in laws, regulations, rules and governmental policies, including the interpretation thereof, could increase our costs, require modifications to our business practices, result in increased litigation, investigations, enforcement actions, fines or liabilities and adversely affect our business, results of operations and financial condition. For example, a California law enacted in 2019 adopted a worker classification test to be used when determining employee or independent contractor status. Although we do not believe this law applies to our franchisees or their employees, changes in the legal framework of employment or franchise liability could negatively impact our business, particularly if such changes result in any law, rule, regulation, governmental policy or interpretation or judicial decision determining that Wendy’s is an employer of its franchisees or a joint employer with our franchisees or otherwise imposing liability for employment-related claims or impacting our employment relationships based on theories of joint employer liability or other theories of vicarious liability. If we are unable to effectively manage the risks associated with our complex regulatory environment, it could have a material adverse effect on our business and financial condition.

We are also subject to legal and compliance risks related to privacy and data collection, protection and management of certain data and information associated with our technology-related services and platforms made available to customers, employees, franchisees, business partners or other third parties. We are subject to a variety of U.S. federal and state and foreign laws and regulations in this area. These laws and regulations have been subject to frequent change, and there may be jurisdictions that propose or enact new data privacy requirements in the future. Failure to meet applicable data privacy requirements could result in substantial penalties and adversely impact our business and financial condition. Additionally, evolving laws and regulations could require us and our franchisees to change or limit the way we collect or use information in operating our business, which may result in additional costs, limit our marketing or growth strategies and adversely affect our business and results of operations.

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on social and environmental sustainability matters, including packaging and waste, animal health and welfare, human rights, climate change, greenhouse gases and land, energy and water use. As a result, we have experienced increased pressure and expectations to provide expanded disclosure and make commitments, establish goals or set targets with respect to various environmental and social issues and to take the actions necessary to meet those commitments, goals and targets. If we are not effective in addressing social and environmental sustainability matters, consumer trust in our brand may suffer. In addition, the actions needed to achieve our commitments, goals and targets could result in market, operational, execution and other costs, which could have a material adverse effect on our results of operation and financial condition. Our results of operation and financial condition could be adversely impacted if we are unable to effectively manage the risks or costs to us, our franchisees and our supply chain associated with social and environmental sustainability matters.

Our current insurance may not provide adequate levels of coverage against claims that have been or may be filed.

We currently maintain insurance that we believe to be adequate for businesses of our size and type. However, there are types of losses we could encounter that cannot be insured against or that we believe are not economically reasonable to insure, such as losses due to natural disasters, acts of terrorism or the declaration of war. In addition, we currently self-insure a significant portion of expected losses under workers’ compensation, general liability, products liability, auto liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense, which could harm our business and adversely affect our results of operations and financial condition. We also currently maintain insurance coverage to address cyber incidents. Applicable insurance policies contain customary limitations, conditions and exclusions, and there can be no assurance that our cyber insurance policies will cover substantially all of the costs and expenses related to any previous or future cyber incidents. In addition, our future insurance premiums may increase, and we may be unable to obtain similar levels of insurance on reasonable terms, or at all, due to challenging conditions in the insurance industry. Any inadequacy of, or inability to obtain, insurance coverage could have a material adverse effect on our results of operation and financial condition.

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

Our results can be adversely affected by unforeseen events, such as adverse weather conditions, natural disasters, hostilities, social unrest, health epidemics or pandemics or other catastrophic events.

Unforeseen events, such as adverse weather conditions, natural disasters, hostilities (including acts of war, terrorist activities and public or workplace violence), social unrest, health epidemics or pandemics or other catastrophic events can adversely affect consumer spending, consumer confidence, restaurant sales and operations, supply chains and our ability to perform corporate or support functions at our restaurant support center, any of which could affect our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table contains information about our principal office facilities as of January 2, 2022:

ACTIVE FACILITIES	FACILITIES LOCATION	LAND TITLE	APPROXIMATE SQ. FT. OF FLOOR SPACE
Corporate Headquarters	Dublin, Ohio	Owned	324,025	*
Wendy’s Restaurants of Canada Inc.	Burlington, Ontario, Canada	Leased	8,917	**
_____________________

*    QSCC, Wendy’s independent supply chain purchasing co-op, leases 18.774 square feet of this space from Wendy’s. The Corporate Headquarters serves all of our operating segments.
**    The Wendy’s Restaurants of Canada Inc. facility primarily serves the International operating segment.

At January 2, 2022, Wendy’s and its franchisees operated 6,949 Wendy’s restaurants. Of the 403 Company-operated restaurants in the Wendy’s U.S. segment, Wendy’s owned the land and building for 159 restaurants, owned the building and held long-term land leases for 141 restaurants and held leases covering the land and building for 103 restaurants. Wendy’s also held leases covering the land and building for each of the five Company-operated restaurants in the Wendy’s International segment. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases contain contingent rent provisions that require additional rental payments based upon restaurant sales volume in excess of specified amounts. As part of the Global Real Estate & Development segment, Wendy’s also owned 485 and leased 1,235 properties that were either leased or subleased principally to franchisees as of January 2, 2022. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

Item 3. Legal Proceedings.

The Company is involved in litigation and claims incidental to our business. We provide accruals for such litigation and claims when we determine it is probable that a liability has been incurred and the loss is reasonably estimable. The Company believes it has adequate accruals for all of its legal and environmental matters. We cannot estimate the aggregate possible range of loss for our existing litigation and claims for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows of a particular reporting period.

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

The Company paid quarterly cash dividends of $0.12, $0.05, $0.05 and $0.07 per share of common stock during the first, second, third and fourth quarters of 2020, respectively. The Company paid quarterly cash dividends of $0.09, $0.10, $0.12 and $0.12 per share of common stock during the first, second, third and fourth quarters of 2021, respectively.

During the first quarter of 2022, the Company declared a dividend of $0.125 per share of common stock to be paid on March 15, 2022 to stockholders of record as of March 7, 2022. Although the Company currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly cash dividends will be declared or paid or as to the amount or timing of such dividends, if any. Future dividend payments, if any, will be made at the discretion of our Board of Directors and will be based on such factors as the Company’s earnings, financial condition and cash requirements and other factors.

As of February 22, 2022, there were approximately 21,119 holders of record of the Company’s common stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth fiscal quarter of 2021:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
October 4, 2021 through November 7, 2021	701,581	$22.23	697,485	$125,071,941
November 8, 2021 through December 5, 2021 (3)	4,913,130	$21.64	4,913,130	$18,750,022
December 6, 2021 through January 2, 2022	1,386	$22.16	—	$18,750,022
Total	5,616,097	$21.71	5,610,615	$18,750,022

(1)Includes 5,482 shares of common stock reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In February 2020, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. In July 2020, our Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022. In May 2021, August 2021, and November 2021, our Board of Directors approved increases of $50.0 million, $70.0 million and $80.0 million, respectively, to the February 2020 authorization, resulting in an aggregate authorization of $300.0 million that expired on February 28, 2022.

(3)In November 2021, the Company entered into an accelerated share repurchase agreement (the “2021 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase program. Under the 2021 ASR Agreement, the Company paid the financial institution an initial purchase price of $125.0 million in cash and received an initial delivery of 4.9 million shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2021 ASR Agreement.

In February 2022, the Company completed the 2021 ASR Agreement and received an additional 0.7 million shares of common stock. The total number of shares of common stock ultimately purchased by the Company under the 2021 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2021 ASR Agreement, less an agreed upon discount. In total, 5.6 million shares were delivered under the 2021 ASR Agreement at an average purchase price of $22.22 per share. With the completion of the 2021 ASR Agreement, the Company completed its $300.0 million February 2020 authorization.

In February 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through February 28, 2023, when and if market conditions warrant and to the extent legally permissible.

Item 6. [Reserved]

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

The Wendy’s Company is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC (formerly known as Wendy’s International, Inc). Wendy’s International, LLC is the indirect parent company of (1) Quality Is Our Recipe, LLC (“Quality”), which is the owner and franchisor of the Wendy’s restaurant system in the United States (the “U.S.”) and all international jurisdictions except for Canada, and (2) Wendy’s Restaurants of Canada Inc., which is the owner and franchisor of the Wendy’s restaurant system in Canada. As used herein, unless the context requires otherwise, the term “Company” refers to The Wendy’s Company and its direct and indirect subsidiaries, and “Wendy’s” refers to Quality when the context relates to the ownership or franchising of the Wendy’s restaurant system and to Wendy’s International, LLC when the context refers to the Wendy’s brand.

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic share, and the third largest globally with 6,949 restaurants in the U.S. and 31 foreign countries and U.S. territories as of January 2, 2022.

The Company is comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Wendy’s International includes the operation and franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our TimWen real estate joint venture. In addition, Global Real Estate & Development earns fees from facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”) and providing other development-related services to franchisees. In this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company reports on the segment profit for each of the three segments described above. The Company measures segment profit using segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Segment adjusted EBITDA excludes certain unallocated general and administrative expenses and other items that vary from period to period without correlation to the

Company’s core operating performance. See “Results of Operations” below and Note 26 of the Financial Statements and Supplementary Data contained in Item 8 herein for segment financial information.

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 2, 2022” or “2021,” which consisted of 52 weeks, (2) “the year ended January 3, 2021” or “2020,” which consisted of 53 weeks, and (3) “the year ended December 29, 2019” or “2019,” which consisted of 52 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

Executive Overview

Our Business

As of January 2, 2022, the Wendy’s restaurant system was comprised of 6,949 restaurants, with 5,938 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 403 were operated by the Company and 5,535 were operated by a total of 228 franchisees. In addition, at January 2, 2022, there were 1,011 Wendy’s restaurants in operation in 31 foreign countries and U.S. territories. Of the international restaurants, 1,006 were operated by franchisees and five were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of January 2, 2022.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and consumer spending levels, general economic and market trends and weather. The COVID-19 pandemic has had and may continue to have the effect of heightening the impact of many of these factors. See “COVID-19 Update” below and “Special Note Regarding Forward-Looking Statements and Projections” in “Part I” preceding “Item 1 - Business” for additional information.

Wendy’s long-term growth opportunities include investing in accelerated global growth through (1) building our breakfast daypart, (2) accelerating our implementation of consumer-facing digital platforms and technologies and (3) expanding the Company’s footprint through targeted U.S. restaurant expansion and accelerated international restaurant expansion.

Key Business Measures

We track our results of operations and manage our business using the following key business measures, which include non-GAAP financial measures:

•Same-Restaurant Sales - We report same-restaurant sales commencing after new restaurants have been open for 15 continuous months and as soon as reimaged restaurants reopen. Restaurants temporarily closed for more than one week are excluded from same-restaurant sales. For 2020, same-restaurant sales excluded the impact of a 53rd operating week. For 2020, same-restaurant sales compared the 52 weeks from December 30, 2019 through December 27, 2020 to the 52 weeks from December 31, 2018 through December 29, 2019. For 2021, same-restaurant sales compared the 52 weeks from January 4, 2021 through January 2, 2022 to the 52 weeks from January 6, 2020 through January 3, 2021. This methodology is consistent with the metric used by our management for internal reporting and analysis. The table summarizing same-restaurant sales below in “Results of Operations” provides the same-restaurant sales percent changes.

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

The Company believes its presentation of same-restaurant sales, restaurant margin, systemwide sales and average unit volumes, including franchised restaurant average unit volumes, provide a meaningful perspective of the underlying operating performance of the Company’s current business and enables investors to better understand and evaluate the Company’s historical and prospective operating performance. The Company believes that these metrics are important supplemental measures of operating performance because they highlight trends in the Company’s business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes investors, analysts and other interested parties use these metrics in evaluating issuers and that the presentation of these measures facilitates a comparative assessment of the Company’s operating performance. With respect to same-restaurant sales, systemwide sales and franchised restaurant average unit volumes, the Company also believes that the data is useful in assessing consumer demand for the Company’s products and the overall success of the Wendy’s brand.

The non-GAAP financial measures discussed above do not replace the presentation of the Company’s financial results in accordance with GAAP. Because all companies do not calculate non-GAAP financial measures in the same way, these measures as used by other companies may not be consistent with the way the Company calculates such measures.

2021 Financial Highlights

•Revenue increased 9.4% to $1.9 billion in 2021 compared to $1.7 billion in 2020;

•Global same-restaurant sales increased 10.0%, U.S. same-restaurant sales increased 9.2% and international same-restaurant sales increased 17.6% compared to 2020;

•Company-operated restaurant margin was 16.7% in 2021, an increase of 180 basis points compared to 2020; and

•Net income increased 70.1% to $200.4 million in 2021 compared to $117.8 million in 2020.

COVID-19 Update

In March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic. We continue to monitor the dynamic nature of the COVID-19 pandemic on our business, results and financial condition; however, we cannot predict the ultimate duration, scope or severity of the COVID-19 pandemic or its ultimate impact on our results of operations, financial condition and prospects.

In response to the pandemic, in March 2020, Wendy’s updated its brand standard to include the closure of all dining rooms except where there were specific needs, or a drive-thru or pick-up window option was not available, subject to applicable federal, state and local requirements. Substantially all Wendy’s restaurants continued to offer drive-thru and delivery service to our customers. During the second quarter of 2020, the Company began to implement its restaurant and dining room reopening process through a phased approach in accordance with federal, state and local requirements, with customer and team member safety as its top priority. Dining rooms have been re-opening at each restaurant owner’s discretion, subject to applicable regulatory restrictions. During 2021, restaurant operations have been impacted by increased pressure on labor availability brought about by both the COVID-19 pandemic and other macroeconomic factors; however, as of January 2, 2022, substantially all restaurants were open across the Wendy’s system, and the majority of restaurants had dining rooms open. Global systemwide same-restaurant sales during 2021 increased 10.0%, in part due to a significant increase in customer count compared with the adversely impacted fiscal months of March through June 2020.

Breakfast

Wendy’s long-term growth opportunities include investing in accelerated global growth, which includes building upon our breakfast daypart. Since the launch of breakfast across the U.S. system in March 2020, systemwide sales have benefited from this new daypart, with breakfast representing approximately 7.3% of U.S. systemwide sales during 2021 and 7.8% during the fourth quarter of 2021. The Company funded $25.0 million of incremental advertising to support the breakfast daypart during 2021, which continued to drive trial and acceleration of the Company’s breakfast offering. The Company recently announced plans to launch breakfast in Canada in the second quarter of 2022, which will increase the percentage of global systemwide restaurants serving breakfast to approximately 95%.

Digital

Wendy’s long-term growth opportunities include accelerated implementation of consumer-facing digital platforms and technologies. The Company has invested significant resources to focus on consumer-facing technology, including activating mobile ordering via Wendy’s mobile app, launching the Wendy’s Rewards loyalty program and establishing delivery agreements with third-party vendors. The Company’s digital business continues to grow and represented approximately 8.5% of global systemwide sales during 2021, with the fourth quarter of 2021 reaching approximately 9.5%. The Company is also partnering with key technology providers to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth.

New Restaurant Development

Wendy’s long-term growth opportunities include expanding the Company’s footprint through targeted U.S. restaurant expansion and accelerated international restaurant expansion. To promote new restaurant development, the Company has provided franchisees with certain incentive programs for qualifying new restaurants, including technical assistance fee waivers and reductions in royalty and national advertising payments. During 2021, the Company and its franchisees added 121 net new restaurants across the Wendy’s system. The Company expects to reach 8,500 to 9,000 systemwide restaurants by the end of 2025.

REEF Kitchens Development Commitment

On August 11, 2021, the Company announced a development commitment by REEF Kitchens (“REEF”) to open and operate 700 delivery kitchens over a five-year period across the U.S., Canada and the U.K.

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

System Optimization Initiative

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating Franchise Flips. As of January 1, 2017, the Company achieved its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages.

During 2021, the Company completed the sale of 47 Company-operated restaurants in New York (including Manhattan) to franchisees, resulting in net gains totaling $30.8 million. Gains and losses recognized on dispositions are recorded to “System optimization gains, net” in our consolidated statements of operations. See Note 4 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information on the dispositions.

In addition, during 2021, the Company completed a transaction to acquire 93 franchise-operated restaurants in Florida for $127.9 million. See Note 3 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information on the acquisition.

Debt Refinancing

In June 2021, the Company completed a refinancing transaction under which the Company issued fixed rate senior secured notes in the following 2021-1 series: Class A-2-I with an interest rate of 2.370% and initial principal amount of $450.0 million and Class A-2-II with an interest rate of 2.775% and initial principal amount of $650.0 million (collectively, the “Series 2021-1 Class A-2 Notes”). A portion of the net proceeds from the sale of the Series 2021-1 Class A-2 Notes were used to repay in full the Company’s outstanding Series 2015-1 Class A-2-III Notes and Series 2018-1 Class A-2-I Notes, including the payment of prepayment and transaction costs. The Company also entered into a revolving financing facility of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Series 2021-1 Class A-1 Notes”), which allows for the drawing of up to $300.0 million on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Series 2021-1 Class A-1 Notes during 2021. The Series 2021-1 Class A-1 Notes replaced the Company’s $150.0 million Series 2019-1 Class A-1 Notes and $100.0 million Series 2020-1 Class A-1 Notes, which were cancelled on the closing date. As a result of the refinancing transaction, the Company incurred a loss on the early extinguishment of debt of $17.9 million, which was comprised of a specified make-whole payment of $9.6 million and the write-off of certain unamortized deferred financing costs of $8.3 million. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information on the Company’s debt refinancing transaction.

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. For discussion related to 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K, filed with the United States Securities and Exchange Commission on March 3, 2021.

Results of Operations

The tables included throughout this Results of Operations section set forth in millions (except as otherwise indicated) the Company’s consolidated results of operations for the years ended January 2, 2022, January 3, 2021 and December 29, 2019. Except as noted below, the Company’s consolidated results of operations described below includes the benefit of the 53rd week in 2020.

	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$734.1	$11.3	$722.8	$15.3	$707.5
Franchise royalty revenue and fees	536.7	92.0	444.7	15.7	429.0
Franchise rental income	236.7	4.1	232.6	(0.5)	233.1
Advertising funds revenue	389.5	55.8	333.7	(5.7)	339.4
	1,897.0	163.2	1,733.8	24.8	1,709.0
Costs and expenses:
Cost of sales	611.7	(3.2)	614.9	17.4	597.5
Franchise support and other costs	42.9	16.4	26.5	(17.2)	43.7
Franchise rental expense	132.4	6.8	125.6	1.7	123.9
Advertising funds expense	411.8	66.4	345.4	7.3	338.1
General and administrative	243.0	36.1	206.9	6.7	200.2
Depreciation and amortization	125.5	(7.3)	132.8	1.1	131.7
System optimization gains, net	(33.5)	(30.4)	(3.1)	(1.8)	(1.3)
Reorganization and realignment costs	8.5	(7.5)	16.0	(1.0)	17.0
Impairment of long-lived assets	2.3	(5.7)	8.0	1.0	7.0
Other operating income, net	(14.6)	(6.1)	(8.5)	2.9	(11.4)
	1,530.0	65.5	1,464.5	18.1	1,446.4
Operating profit	367.0	97.7	269.3	6.7	262.6
Interest expense, net	(109.2)	8.5	(117.7)	(1.7)	(116.0)
Loss on early extinguishment of debt	(17.9)	(17.9)	—	8.5	(8.5)
Investment income (loss), net	—	0.2	(0.2)	(25.8)	25.6
Other income, net	0.7	(0.7)	1.4	(6.4)	7.8
Income before income taxes	240.6	87.8	152.8	(18.7)	171.5
Provision for income taxes	(40.2)	(5.2)	(35.0)	(0.4)	(34.6)
Net income	$200.4	$82.6	$117.8	$(19.1)	$136.9

	2021	% of Total Revenues	2020	% of Total Revenues	2019	% of Total Revenues
Revenues:
Sales	$734.1	38.7%	$722.8	41.7%	$707.5	41.4%
Franchise royalty revenue and fees:
Franchise royalty revenue	460.7	24.3%	416.5	24.0%	400.7	23.4%
Franchise fees	76.0	4.0%	28.2	1.7%	28.3	1.7%
Total franchise royalty revenue and fees	536.7	28.3%	444.7	25.7%	429.0	25.1%
Franchise rental income	236.7	12.5%	232.6	13.4%	233.1	13.6%
Advertising funds revenue	389.5	20.5%	333.7	19.2%	339.4	19.9%
Total revenues	$1,897.0	100.0%	$1,733.8	100.0%	$1,709.0	100.0%

	2021	% of Sales	2020	% of Sales	2019	% of Sales
Cost of sales:
Food and paper	$224.1	30.5%	$221.8	30.7%	$222.8	31.5%
Restaurant labor	231.5	31.5%	233.6	32.3%	214.7	30.3%
Occupancy, advertising and other operating costs	156.1	21.3%	159.5	22.1%	160.0	22.7%
Total cost of sales	$611.7	83.3%	$614.9	85.1%	$597.5	84.5%

	2021	% of Sales	2020	% of Sales	2019	% of Sales
Restaurant margin	$122.4	16.7%	$107.9	14.9%	$110.0	15.5%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	2021	2020	2019
Key business measures:
U.S. same-restaurant sales (a):
Company-operated	11.9%	(0.7)%	3.1%
Franchised	9.0%	2.3%	2.9%
Systemwide	9.2%	2.0%	2.9%

International same-restaurant sales (a) (b)	17.6%	(6.0)%	3.2%

Global same-restaurant sales (a):
Company-operated	11.9%	(0.7)%	3.1%
Franchised (b)	9.9%	1.4%	2.9%
Systemwide (b)	10.0%	1.2%	2.9%

Systemwide sales (c):
U.S. Company-operated	$730.4	$722.8	$707.5
U.S. franchised	10,380.3	9,508.5	9,055.2
U.S. systemwide	11,110.7	10,231.3	9,762.7
International Company-operated	3.7	—	—
International franchised (b)	1,392.9	1,107.2	1,181.6
International systemwide (b)	1,396.6	1,107.2	1,181.6
Global systemwide (b)	$12,507.3	$11,338.5	$10,944.3

Restaurant average unit volumes (in thousands) (a):
U.S. Company-operated	$2,172.4	$1,978.5	$1,989.6
U.S. franchised	1,878.4	1,708.9	1,664.1
U.S. systemwide	1,895.3	1,725.5	1,684.0
International systemwide (b)	1,448.1	1,199.5	1,357.5
Global systemwide (b)	$1,832.1	$1,654.7	$1,641.4
________________

(a)Excludes the impact of the 53rd week in 2020.

(b)Excludes Argentina and Venezuela due to the impact of the highly inflationary economies of those countries.

(c)During 2021 and 2020, global systemwide sales increased 9.8% and 3.7%, respectively, U.S. systemwide sales increased 8.6% and 4.8%, respectively, and international systemwide sales increased 20.7% and decreased 5.5%, respectively, on a constant currency basis. 2020 systemwide sales growth percentages included a positive impact of approximately 2% for the 53rd week in 2020.

The table below presents details regarding the change in restaurant counts of the Wendy’s system from 2019 to 2021.

	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at December 29, 2019	357	5,495	—	936	6,788
Opened	7	91	—	49	147
Closed (a)	(2)	(67)	—	(38)	(107)
Net (sold to) purchased by franchisees	(1)	1	—	—	—
Restaurant count at January 3, 2021	361	5,520	—	947	6,828
Opened	7	116	5	82	210
Closed (a)	(8)	(58)	—	(23)	(89)
Net purchased from (sold by) franchisees	43	(43)	—	—	—
Restaurant count at January 2, 2022	403	5,535	5	1,006	6,949
_______________

(a)Excludes restaurants temporarily closed due to the impact of the COVID-19 pandemic.

Sales	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Sales	$734.1	$11.3	$722.8	$15.3	$707.5

The increase in sales during 2021 was primarily due to (1) an 11.9% increase in Company-operated same-restaurant sales, (2) net new restaurant development and (3) the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021. These increases were partially offset by (1) the impact of the sale of 47 Company-operated restaurants in New York during the second quarter of 2021 and (2) Company-operated sales during the 53rd week of 2020 of approximately $13.7 million. Company-operated same-restaurant sales increased due to (1) higher average check and (2) an increase in customer count, reflecting the positive impact from the breakfast daypart and the prior year impact of the COVID-19 pandemic. Company-operated same-restaurant sales during 2021 benefited from government stimulus payments to consumers during the first quarter of 2021.

Franchise Royalty Revenue and Fees	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Franchise royalty revenue	$460.7	$44.2	$416.5	$15.8	$400.7
Franchise fees	76.0	47.8	28.2	(0.1)	28.3
	$536.7	$92.0	$444.7	$15.7	$429.0

The increase in franchise royalty revenue during 2021 was primarily due to (1) a 9.9% increase in global franchise same-restaurant sales and (2) a net increase in the number of franchise restaurants in operation during 2021 compared to 2020. These increases were partially offset by royalties earned during the 53rd week of 2020 of approximately $7.8 million. Franchise same-restaurant sales increased due to (1) higher average check and (2) an increase in customer count, reflecting the positive impact from the breakfast daypart and the prior year impact of the COVID-19 pandemic. Franchise same-restaurant sales during 2021 benefited from government stimulus payments to consumers during the first quarter of 2021.

The increase in franchise fees during 2021 was primarily due to (1) an increase in fees for providing information technology services to franchisees and (2) the accelerated recognition of franchise agreement revenue as a result of franchisee-to-franchisee restaurant transfers.

Franchise Rental Income	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Franchise rental income	$236.7	$4.1	$232.6	$(0.5)	$233.1

The increase in franchise rental income during 2021 was primarily due to (1) an increase in percent rent, reflecting higher systemwide sales compared with 2020, and (2) the impact of the sale of 47 Company-operated restaurants in New York during the second quarter of 2021. These increases were partially offset by the impact of terminating existing leases where the Company was lessor in connection with the Company’s acquisition of franchise-operated restaurants in Florida during the fourth quarter of 2021.

Advertising Funds Revenue	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Advertising funds revenue	$389.5	$55.8	$333.7	$(5.7)	$339.4

The Company maintains two national advertising funds established to collect and administer funds contributed for use in advertising and promotional programs for Company-operated and franchised restaurants in the U.S. and Canada. Franchisees make contributions to the national advertising funds based on a percentage of sales of the franchised restaurants. The increase in advertising funds revenue during 2021 was primarily due to (1) an increase in franchise same-restaurant sales in the U.S. and Canada and (2) the prior year abatement of national advertising fund contributions on breakfast sales. These increases were partially offset by revenues earned during the 53rd week of 2020 of approximately $6.4 million.

Cost of Sales, as a Percent of Sales	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Food and paper	30.5%	(0.2)%	30.7%	(0.8)%	31.5%
Restaurant labor	31.5%	(0.8)%	32.3%	2.0%	30.3%
Occupancy, advertising and other operating costs	21.3%	(0.8)%	22.1%	(0.6)%	22.7%
	83.3%	(1.8)%	85.1%	0.6%	84.5%

The decrease in cost of sales, as a percent of sales, during 2021 was primarily due to (1) higher average check, (2) an increase in customer count, reflecting the prior year impact of the COVID-19 pandemic, and (3) incremental recognition pay during April and May of 2020. These impacts were partially offset by (1) an increase in restaurant labor rates and (2) higher commodity costs.

Franchise Support and Other Costs	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Franchise support and other costs	$42.9	$16.4	$26.5	$(17.2)	$43.7

The increase in franchise support and other costs during 2021 was primarily due to an increase in costs incurred to provide information technology and other services to franchisees, partially offset by investments made in 2020 to support U.S. franchisees in preparation of the national launch of breakfast in March 2020.

Franchise Rental Expense	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Franchise rental expense	$132.4	$6.8	$125.6	$1.7	$123.9

The increase in franchise rental expense during 2021 was primarily due to (1) an increase in percent rent, reflecting higher systemwide sales compared with 2020 and (2) the impact of the sale of 47 Company-operated restaurants in New York to franchisees during the second quarter of 2021.

Advertising Funds Expense	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Advertising funds expense	$411.8	$66.4	$345.4	$7.3	$338.1

The increase in advertising funds expense during 2021 was primarily due to the same factors as described above for “Advertising Funds Revenue.” Advertising funds expense also increased during 2021 due to the Company’s funding of $25.0 million of incremental advertising to support the breakfast daypart, compared with the Company’s funding of $14.6 million in 2020.

General and Administrative	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Incentive compensation	$46.5	$23.5	$23.0	$(3.0)	$26.0
Professional fees	41.0	8.7	32.3	12.8	19.5
Share-based compensation	22.0	3.9	18.1	0.8	17.3
Travel-related expenses	6.1	0.3	5.8	(6.6)	12.4
Other, net	127.4	(0.3)	127.7	2.7	125.0
	$243.0	$36.1	$206.9	$6.7	$200.2

The increase in general and administrative expenses during 2021 was primarily due to (1) an increase in incentive compensation accruals and higher share-based compensation, reflecting higher operating performance as compared to plan in 2021, and (2) higher professional fees, primarily as a result of costs associated with the Company’s enterprise resource planning (“ERP”) implementation.

Depreciation and Amortization	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Restaurants	$76.4	$(8.5)	$84.9	$(0.9)	$85.8
Technology support, corporate and other	49.1	1.2	47.9	2.0	45.9
	$125.5	$(7.3)	$132.8	$1.1	$131.7

The decrease in depreciation and amortization during 2021 was primarily due to (1) assets becoming fully depreciated and (2) the impact of a prior year change in useful lives for certain asset categories. These decreases were partially offset by an increase in depreciation and amortization for technology investments.

System Optimization Gains, Net	2021		2020		2019
	Amount	Change	Amount	Change	Amount
System optimization gains, net	$(33.5)	$(30.4)	$(3.1)	$(1.8)	$(1.3)

System optimization gains, net during 2021 were primarily comprised of a gain on the sale of 47 Company-operated restaurants in New York. See Note 4 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion. System optimization gains, net during 2020 were primarily comprised of gains on the sale of surplus and other properties.

Reorganization and Realignment Costs	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Operations and field realignment	$1.7	$(2.1)	$3.8	$3.8	$—
IT realignment	—	(7.3)	7.3	(1.8)	9.1
G&A realignment	(0.1)	(0.7)	0.6	(7.2)	7.8
System optimization initiative	6.9	2.6	4.3	4.2	0.1
	$8.5	$(7.5)	$16.0	$(1.0)	$17.0

In September 2020, the Company initiated a plan to reallocate resources to better support the long-term growth strategies for Company and franchise operations (the “Operations and Field Realignment Plan”). The Operations and Field Realignment

Plan realigned the Company’s restaurant operations team, including transitioning from separate leaders of Company and franchise operations to a single leader of all U.S. restaurant operations. The Operations and Field Realignment Plan also included contract terminations, including the closure of certain field offices. During 2021, the Company recognized costs associated with the Operations and Field Realignment Plan totaling $1.7 million, which primarily included third-party and other costs. During 2020, the Company recognized costs associated with the Operations and Field Realignment Plan totaling $3.8 million, which included severance and related employee costs of $3.1 million and share-based compensation of $0.6 million. The Company does not expect to incur any material additional costs under the Operations and Field Realignment Plan.

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

In May 2017, the Company initiated a plan to reduce its general and administrative expenses (the “G&A Realignment Plan”). Additionally, in May 2019, the Company announced changes to its management and operating structure. G&A realignment costs for 2020 were primarily comprised of share-based compensation. The Company does not expect to incur any material additional costs under the G&A Realignment Plan.

As part of the Company’s system optimization initiative, the Company expects to continue to optimize the Wendy’s system through strategic restaurant acquisitions and dispositions, as well as by facilitating Franchise Flips. During 2021, the Company recognized costs associated with its system optimization initiative totaling $6.9 million, which were primarily comprised of the write-off of certain lease assets, lease termination fees and transaction fees associated with the NPC bankruptcy sale process, as well as professional fees and transaction fees associated with the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021. During 2020, the Company recognized costs associated with its system optimization initiative totaling $4.3 million, which primarily included professional fees related to the NPC bankruptcy sale process. The Company expects to recognize a gain of approximately $0.8 million, primarily related to the write-off of certain NPC-related lease liabilities upon final termination of the leases. See Note 3 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information regarding the NPC bankruptcy sale process.

Impairment of Long-Lived Assets	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Impairment of long-lived assets	$2.3	$(5.7)	$8.0	$1.0	$7.0

The change in impairment charges during 2021 was primarily driven by the deterioration in operating performance of certain Company-operated restaurants in 2020 as a result of the COVID-19 pandemic.

Other Operating Income, Net	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Gains on sales-type leases	$(4.2)	$(2.2)	$(2.0)	$0.3	$(2.3)
Equity in earnings in joint ventures, net	(11.2)	(5.1)	(6.1)	2.6	(8.7)
Other, net	0.8	1.2	(0.4)	—	(0.4)
	$(14.6)	$(6.1)	$(8.5)	$2.9	$(11.4)

The increase in other operating income, net during 2021 was primarily due to (1) an increase in the equity in earnings from our TimWen joint venture, which included a gain on the sale of a parcel of land during 2021, and (2) gains on new and modified sales-type leases.

Interest Expense, Net	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Interest expense, net	$109.2	$(8.5)	$117.7	$1.7	$116.0

Interest expense, net decreased during 2021 primarily due to (1) the impact of completing the refinancing of a portion of the Company’s securitized financing facility in the second quarter of 2021 and (2) the impact of the 53rd week in 2020 of approximately $1.9 million.

Loss on Early Extinguishment of Debt	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Loss on early extinguishment of debt	$17.9	$17.9	$—	$(8.5)	$8.5

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

Other Income, Net	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Other income, net	$0.7	$(0.7)	$1.4	$(6.4)	$7.8

Other income, net decreased during 2021 primarily due to fluctuations in interest income earned on our cash equivalents.

Provision for Income Taxes	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Income before income taxes	$240.6	$87.8	$152.8	$(18.7)	$171.5
Provision for income taxes	(40.2)	(5.2)	(35.0)	(0.4)	(34.6)
Effective tax rate on income	16.7%	(6.2)%	22.9%	2.8%	20.1%

The increase in the provision for income taxes during 2021 was primarily due to higher income before income taxes in 2021, partially offset by (1) the tax benefit for changes in state deferred income taxes and (2) an increase in the tax benefit from share-based compensation. The 2021 tax benefit for changes in state deferred income taxes was primarily due to a 2021 change in tax law, which resulted in a one-time release of a previously recorded valuation allowance against our deferred tax assets. The decrease in the effective tax rate in 2021 was primarily due to the tax benefit for changes in state deferred income taxes described above and a decrease in the tax effect of our foreign operations.

Segment Information

See Note 26 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Sales	$730.4	$7.6	$722.8	$15.3	$707.5
Franchise royalty revenue	407.3	34.1	373.2	17.5	355.7
Franchise fees	64.2	42.1	22.1	0.2	21.9
Advertising fund revenue	365.6	52.3	313.3	(5.9)	319.2
Total revenues	$1,567.5	$136.1	$1,431.4	$27.1	$1,404.3
Segment profit	$450.1	$56.8	$393.3	$24.1	$369.2

The increase in Wendy’s U.S. revenues during 2021 was primarily due to (1) an increase in systemwide same-restaurant sales, (2) higher franchise fees, reflecting an increase in fees for providing information technology services to franchisees, (3) net new restaurant development and (4) the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021. Same-restaurant sales increased during 2021 primarily due to (1) higher average check and (2) an increase in customer count, reflecting the positive impact from the breakfast daypart and the prior year impact of the COVID-19 pandemic. These increases were partially offset by (1) the impact of the sale of 47 Company-operated restaurants in New York during the second quarter of 2021 and (2) sales and royalty revenue during the 53rd week of 2020 of approximately $13.7 million and $7.0 million, respectively.

The increase in Wendy’s U.S. segment profit during 2021 was primarily due to (1) higher revenues and (2) lower cost of sales, as a percent of sales, for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales.” These changes were partially offset by (1) higher franchise support and other costs, (2) higher advertising fund expense, reflecting the Company’s funding of $25.0 million of incremental advertising to support the breakfast daypart, and (3) higher general and administrative expenses.

Wendy’s International

	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Sales	$3.7	$3.7	$—	$—	$—
Franchise royalty revenue	53.4	10.1	43.3	(1.7)	45.0
Franchise fees	5.4	3.4	2.0	(1.0)	3.0
Advertising fund revenue	23.9	3.6	20.3	0.1	20.2
Total revenues	$86.4	$20.8	$65.6	$(2.6)	$68.2
Segment profit	$27.4	$7.3	$20.1	$(0.1)	$20.2

The increase in Wendy’s International revenues during 2021 was primarily due to (1) an increase in same-restaurant sales, (2) the opening of Company-operated restaurants in the U.K and (3) higher franchise fees, reflecting an increase in fees for providing information technology services to franchisees. Same-restaurant sales increased during 2021 due to (1) an increase in customer count, reflecting the prior year impact of the COVID-19 pandemic, and (2) higher average check.

The increase in Wendy’s International segment profit during 2021 was primarily due to higher revenues, partially offset by (1) higher general and administrative expenses and (2) higher franchise support and other costs.

Global Real Estate & Development

	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Franchise fees	$6.4	$2.2	$4.2	$0.8	$3.4
Franchise rental income	236.7	4.1	232.6	(0.5)	233.1
Total revenues	$243.1	$6.3	$236.8	$0.3	$236.5
Segment profit	$106.1	$5.4	$100.7	$(6.4)	$107.1

The increase in Global Real Estate & Development revenues during 2021 was primarily due to (1) higher franchise rental income (see “Franchise Rental Income” above for further information) and (2) the accelerated recognition of franchise agreement revenue as a result of franchisee-to-franchisee restaurant transfers.

The increase in Global Real Estate & Development segment profit during 2021 was primarily due to (1) an increase in the equity in earnings from the TimWen joint venture and (2) gains on new and modified sales-type leases. These increases were partially offset by a decrease in net rental income, reflecting the impact of terminating existing leases where the Company was lessor in connection with the Company’s acquisition of franchise-operated restaurants in Florida during the fourth quarter of 2021.

Consolidated Outlook for 2022

Sales

We expect sales at our Company-operated restaurants to be favorably impacted primarily by (1) a net increase in the number of Company-operated restaurants, including the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021 and the Company’s continued expansion in the U.K., (2) continued growth of our breakfast daypart, (3) our “Fast Food Done Right” strategy, which includes continuing core menu improvements, product innovation and strategic price increases on our menu items to partially offset commodity and labor inflation pressures, and (4) continued growth of our digital business. We expect these favorable impacts to be partially offset by lapping the sale of 47 Company-operated restaurants in New York during the second quarter of 2021.

Franchise Royalty Revenue and Fees

We expect sales at franchised restaurants to generally benefit from many of the factors described above under “Sales.” In addition, we expect franchise royalty revenue and fees to be favorably impacted by (1) a net increase in the number of franchise restaurants in operation due to net new restaurant development, (2) the sale of 47 Company-operated restaurants in New York during the second quarter of 2021 and (3) the Company’s recently announced plans to launch breakfast in Canada in the second quarter of 2022. We expect these favorable impacts to be partially offset by the Company’s acquisition of 93 franchise-owned restaurants in Florida during the fourth quarter of 2021.

Cost of Sales

We expect cost of sales, as a percent of sales to be negatively impacted by (1) higher restaurant labor rates and (2) an increase in commodity costs. We expect cost of sales, as a percent of sales to be favorably impacted by many of the same factors described above under “Sales,” and to also benefit from productivity initiatives.

Advertising Funds Revenue and Expense

We expect advertising funds expense to exceed advertising funds revenue due to the Company’s plans to fund $16.0 million of incremental advertising in 2022 to continue to drive growth in our breakfast daypart.

General and Administrative

We expect general and administrative expenses to be higher primarily due to increases in (1) IT-related costs, primarily related to our ERP implementation, (2) IT and development headcount investments and (3) travel-related expenses. We expect these increases to be partially offset by lower incentive compensation.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Our principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to stockholders.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	2021		2020		2019
	Amount	Change	Amount	Change	Amount
Net cash provided by (used in):
Operating activities	$345.8	$61.4	$284.4	$(4.5)	$288.9
Investing activities	(154.7)	(86.4)	(68.3)	(13.4)	(54.9)
Financing activities	(242.7)	(84.8)	(157.9)	207.4	(365.3)
Effect of exchange rate changes on cash	0.3	(1.0)	1.3	(2.2)	3.5
Net (decrease) increase in cash, cash equivalents and restricted cash	$(51.3)	$(110.8)	$59.5	$187.3	$(127.8)

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $345.8 million and $284.4 million in 2021 and 2020, respectively. The increase was primarily due to (1) higher net income, adjusted for non-cash expenses, (2) a cash payment of $24.7 million related to the settlement of the financial institutions class action in January 2020, (3) the timing of the collection of royalty receivables and (4) a decrease in payments for incentive compensation for the 2020 fiscal year paid in 2021. These increases were partially offset by (1) the timing of payments for marketing expenses of the national advertising funds, (2) an increase in cash paid for income taxes and (3) cash paid for cloud computing arrangements, primarily related to the Company’s ERP implementation.

Investing Activities

Cash used in investing activities was $154.7 million and $68.3 million in 2021 and 2020, respectively. The change was primarily due to (1) an increase in payments for acquisitions of $118.2 million compared to the prior year, reflecting the impact of the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021, (2) a payment for an investment in equity securities of $10.0 million during 2021 and (3) an increase in capital expenditures of $9.0 million. These changes were partially offset by an increase in proceeds from dispositions of $49.0 million, reflecting the impact of the sale of 47 Company-operated restaurants in New York during the second quarter of 2021.

Financing Activities

Cash used in financing activities was $242.7 million and $157.9 million in 2021 and 2020, respectively. The change was primarily due to (1) an increase in repurchases of common stock of $206.4 million and (2) an increase in dividends of $30.0 million. These changes were partially offset by (1) a net increase in cash provided by long-term debt activities of $149.1 million, reflecting the impact of the completion of the Company’s debt refinancing transaction during the second quarter of 2021, and (2) an increase in proceeds from stock option exercises, net of payments related to tax withholding for share-based compensation, of $7.7 million.

Material Cash Requirements

Our anticipated cash requirements for 2022, exclusive of operating cash flow requirements, consist principally of:

•capital expenditures of approximately $90.0 million to $100.0 million as discussed below in “Capital Expenditures;”

•quarterly cash dividends aggregating approximately $107.6 million as discussed below in “Dividends;” and

•stock repurchases of up to $100.0 million under our February 2022 authorization as discussed below in “Stock Repurchases.”

Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

We currently believe we have the ability to pursue additional sources of liquidity if needed or desired to fund operating cash requirements or for other purposes. However, there can be no assurance that additional liquidity will be readily available or available on terms acceptable to us. As previously announced, the Company is evaluating, subject to market and other conditions, a potential debt raise transaction within its securitized debt facility during 2022. If the Company proceeds with the transaction and the transaction is completed, the Company expects to use the net proceeds from the transaction in accordance with its capital allocation policy, including investments to support the growth of the Wendy’s brand or the return of capital to stockholders through dividends and share repurchases.

Capital Expenditures

In 2021, cash capital expenditures amounted to $78.0 million. In 2022, we expect that cash capital expenditures will amount to approximately $90.0 million to $100.0 million, principally relating to (1) the opening of new Company-operated restaurants and the reimaging of existing Company-operated restaurants, (2) technology investments, including consumer-facing digital technology, (3) restaurant equipment investments, (4) maintenance capital expenditures for Company-operated restaurants and (5) various other capital projects.

In addition to the capital expenditures noted above, the Company expects to spend approximately $30.0 million in 2022 on cloud computing arrangements (“CCA”), primarily related to the Company’s ERP implementation. See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information related to our accounting policy for CCA.

Dividends

On March 15, 2021, June 15, 2021, September 15, 2021 and December 15, 2021, the Company paid quarterly cash dividends per share of $.09, $.10, $.12 and $.12, respectively, aggregating $94.8 million. On February 23, 2022, the Company announced a dividend of $0.125 per share to be paid on March 15, 2022 to stockholders of record as of March 7, 2022. If the Company pays regular quarterly cash dividends for the remainder of 2022 at the same rate as declared in the first quarter of 2022, the Company’s total cash requirement for dividends for all of 2022 would be approximately $107.6 million based on the number of shares of its common stock outstanding at February 22, 2022. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2020, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. As previously announced, beginning in March 2020, the Company temporarily suspended all share repurchase activity under the February 2020 authorization in connection with the Company’s response to the COVID-19 pandemic. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022. The Company resumed share repurchases in August 2020. In addition, in May 2021, August 2021 and November 2021 the Board of Directors approved increases of $50.0 million, $70.0 million and $80.0 million, respectively, to the February 2020 authorization, resulting in an aggregate authorization of $300.0 million that continued to expire on February 28, 2022. In November 2021, the Company entered into an accelerated share repurchase agreement (the “2021 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase program. Under the 2021 ASR Agreement, the Company paid the financial institution an initial purchase price of $125.0 million in cash and received an initial delivery of 4.9 million shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2021 ASR Agreement. In February 2022, the Company completed the 2021 ASR Agreement and received an additional 0.7 million shares of common stock. The total number of shares of common stock ultimately purchased by the Company under the 2021 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2021 ASR Agreement, less an agreed upon discount. In total, 5.6 million shares were delivered under the 2021 ASR Agreement at an average purchase price of $22.22 per share.

In addition to the shares repurchased in connection with the 2021 ASR Agreement, during 2021, the Company repurchased 6.6 million shares with an aggregate purchase price of $142.7 million, excluding commissions of $0.1 million, under the February 2020 repurchase authorization. After taking into consideration these repurchases, with the completion of the 2021 ASR Agreement in February 2022 described above, the Company completed the February 2020 authorization.

In February 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through February 28, 2023, when and if market conditions warrant and to the extent legally permissible.

Long-Term Debt, Including Current Portion

As of January 2, 2022, the Company’s long-term debt obligations totaled $2,380.7 million, including $24.3 million payable within 12 months. In addition, the Company is party to a revolving financing facility of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”), which allows for the drawing of up to $300.0 million on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Class A-1 Notes during 2021. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information related to our long-term debt obligations and the timing of expected payments.

Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment. As of January 2, 2022, the Company’s future minimum rental payments for non-cancelable leases were $2,280.6 million, including $148.3 million payable within 12 months. See Note 20 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information related to our finance and operating lease obligations and the timing of expected payments.

Purchase Obligations

The Company’s purchase obligations include payment obligations to a third-party global IT consultant, purchase requirements under a beverage agreement and other obligations related primarily to marketing and information technology. As of January 2, 2022, the Company’s purchase obligations were $210.1 million, including $68.0 million payable within 12 months.

Guarantees and Other Contingencies

Year End
2021
Lease guarantees (a)	$90.6
Letters of credit (b)	22.3
Total	$112.9
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

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during 2021, and we expect this to continue into 2022. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases and product mix. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions in applying our critical accounting policies that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our estimates and assumptions affect, among other things, impairment of goodwill and indefinite-lived intangible assets, impairment of long-lived assets, realizability of deferred tax assets and federal and state income tax uncertainties. We evaluate those estimates and assumptions on an ongoing basis based on historical experience and on various other factors which we believe are reasonable under the circumstances.

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

•Impairment of goodwill and indefinite-lived intangible assets:

Our goodwill totaled $775.3 million as of January 2, 2022, of which $620.9 million, $31.9 million and $122.5 million was allocated to our U.S. Company-operated and franchise restaurants reporting unit, Canada franchise restaurants reporting unit and global real estate and development operations reporting unit, respectively.

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

Under the market approach, we apply the guideline company method in estimating fair value. The guideline company method makes use of market price data of corporations whose stock is actively traded in a public market. The corporations we select as guideline companies are engaged in a similar line of business or are subject to similar financial and business risks, including the opportunity for growth. The guideline company method of the market approach provides an indication of value by relating the equity or invested capital (debt plus equity) of guideline companies to various measures of their earnings and cash flow, then applying such multiples to the business being valued. The result of applying the guideline company approach is adjusted based on the incremental value associated with a controlling interest in the business. This “control premium” represents the amount a new controlling stockholder would pay for the benefits resulting from synergies and other potential benefits derived from controlling the enterprise.

For the annual goodwill impairment test in the fourth quarter of 2021, we elected to perform a qualitative assessment for the U.S. Company-operated and franchise restaurants and the Canada franchise restaurants, and we performed a quantitative goodwill impairment test for the global real estate and development operations. The qualitative assessment indicated the fair value of our U.S. Company-operated and franchise restaurants and our Canada franchise restaurants reporting units was more likely than not greater than the carrying amount. Our quantitative goodwill impairment test for our global real estate and development operations indicated that there had been no impairment and the fair value of this reporting unit of $1,586.0 million was approximately 33% in excess of its carrying value.

Our indefinite-lived intangible assets represent trademarks and totaled $903.0 million as of January 2, 2022. We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Our annual impairment test may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. Our quantitative process includes comparing the carrying value to the fair value of our indefinite-lived intangible assets, with any excess recognized as an impairment loss. Our critical estimates in the determination of the fair value of our indefinite-lived intangible assets include the anticipated future revenues of Company-operated and franchised restaurants and the resulting cash flows.

For the annual impairment test of our indefinite-lived intangible assets in the fourth quarter of 2021, we elected to perform a qualitative assessment. The qualitative assessment indicated the fair value of our indefinite-lived intangible assets was more likely than not greater than the carrying amount.

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

•Impairment of long-lived assets:

As of January 2, 2022, the total net carrying value of our long-lived tangible and definite-lived intangible assets was $2,341.6 million. Our long-lived assets include (1) properties and related definite-lived intangible assets (e.g., favorable leases) that are leased and/or subleased to franchisees, (2) Company-operated restaurant assets and related definite-lived intangible assets, which include reacquired rights under franchise agreements, and (3) finance and operating lease assets.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the carrying amount of the asset group to future undiscounted net cash flows expected to be generated through leases and/or subleases or by our individual Company-operated restaurants. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, then impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of long-lived assets.” Our critical estimates in this review process include the anticipated future cash flows from leases and/or subleases or individual Company-operated restaurants, which is used in assessing the recoverability of the respective long-lived assets. Our impairment losses principally reflect impairment charges resulting from the deterioration in operating performance of certain Company-operated restaurants.

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

Net operating loss and credit carryforwards are subject to various limitations and carryforward periods. As of January 2, 2022, we have foreign tax credits of $19.5 million and state tax credits of $0.6 million, both of which will begin to expire in 2022. In addition, as of January 2, 2022, we have deferred tax assets for foreign net operating loss carryforwards of $1.4 million, as well as state and local net operating loss carryforwards of $39.1 million that will begin to expire in 2022. We believe it is more likely than not that the benefit from certain net operating loss carryforwards and tax credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $38.3 million.

•Income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. We have unrecognized tax benefits of $18.8 million, which if resolved favorably would reduce our tax expense by $14.9 million as of January 2, 2022.

We accrue interest related to uncertain tax positions in “Interest expense, net.” As of January 2, 2022, we had $1.0 million accrued for interest.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our U.S. federal income tax returns for fiscal years 2009 through 2019 have been settled. The statute of limitations for the Company’s state tax returns vary, but generally the Company’s state income tax returns from its 2018 fiscal year forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policies prohibit the use of derivative instruments for trading purposes, and we had no outstanding derivative instruments as of January 2, 2022.

Our long-term debt, including the current portion, aggregated $2,422.5 million as of January 2, 2022 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases under its Series 2021-1 Class A-1 Notes and other lines of credit; however, the Company had no outstanding borrowings under the 2021-1 Class A-1 Notes or its other lines of credit as of January 2, 2022. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information on the Company’s debt structure and its securitized financing facility.

In addition, certain of the Company’s loan documents determine interest based on LIBOR, and we currently intend to renegotiate such loan documents prior to LIBOR being discontinued in 2023. At this time, we cannot predict what alternative index would be negotiated with our lenders or the resulting impact on our interest expense.

Commodity Price Risk

Commodity price increases directly impacted our consolidated results of operations during 2021, and we expect this to continue into 2022. We purchase certain food products, such as beef, chicken, pork, cheese and grains, that are affected by changes in commodity prices and, as a result, we are subject to variability in our food costs. QSCC, our independent supply chain purchasing co-op, negotiates contracts with approved suppliers on behalf of the Wendy’s system in the U.S. and Canada to ensure favorable pricing for its major food products, as well as maintain an adequate supply of fresh food products. While price volatility can occur, which would impact profit margins, the purchasing contracts seek to limit the variability of these commodity costs without establishing any firm purchase commitments by us or our franchisees. In addition, we believe that alternative suppliers are generally available. Our ability to recover increased commodity costs through higher pricing is, at times, limited by the competitive environment in which we operate.

Foreign Currency Risk

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We have exposure related to our investment in a Canadian subsidiary which is subject to foreign currency fluctuations. The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars. Revenues from our Canadian operations for the year ended January 2, 2022 represented approximately 5% of our total revenues. An immediate 10% change in Canadian dollar exchange rates versus the U.S. dollar from their levels at January 2, 2022 would not have a material effect on our consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

THE WENDY’S COMPANY AND SUBSIDIARIES

Defined Term	Footnote Where Defined
2010 Plan	(16)	Share-Based Compensation
2019-1 Class A-1 Notes	(12)	Long-Term Debt
2019 ASR Agreement	(15)	Stockholders’ Equity
2020-1 Class A-1 Notes	(12)	Long-Term Debt
2020 Plan	(16)	Share-Based Compensation
2021-1 Class A-1 Notes	(12)	Long-Term Debt
2021 ASR Agreement	(15)	Stockholders’ Equity
401(k) Plan	(19)	Retirement Benefit Plans
Advertising Funds	(1)	Summary of Significant Accounting Policies
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Brazil JV	(1)	Summary of Significant Accounting Policies
CAP	(14)	Income Taxes
Caracci Case	(23)	Legal and Environmental Matters
Class A-2 Notes	(12)	Long-Term Debt
Cloud Computing Arrangements	(1)	Summary of Significant Accounting Policies
Company	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
COVID-19	(1)	Summary of Significant Accounting Policies
EBITDA	(26)	Segment Information
Equity Plans	(1)	Summary of Significant Accounting Policies
FASB	(1)	Summary of Significant Accounting Policies
Fountain Beverages	(21)	Guarantees and Other Commitments and Contingencies
Franchise Flip	(1)	Summary of Significant Accounting Policies
FRG	(3)	Acquisitions
G&A	(5)	Reorganization and Realignment Costs
G&A Realignment Plan	(5)	Reorganization and Realignment Costs
GAAP	(1)	Summary of Significant Accounting Policies
Graham Case	(23)	Legal and Environmental Matters
Indenture	(12)	Long-Term Debt
IRS	(14)	Income Taxes
IT	(5)	Reorganization and Realignment Costs
IT Realignment Plan	(5)	Reorganization and Realignment Costs
LIBOR	(12)	Long-Term Debt
Master Issuer	(12)	Long-Term Debt
NPC	(3)	Acquisitions
Operations and Field Realignment Plan	(5)	Reorganization and Realignment Costs
QSCC	(22)	Transactions with Related Parties
Rent Holiday	(1)	Summary of Significant Accounting Policies
Restricted Shares	(16)	Share-Based Compensation
ROU	(1)	Summary of Significant Accounting Policies
RSAs	(1)	Summary of Significant Accounting Policies
RSUs	(1)	Summary of Significant Accounting Policies
Securitization Entities	(12)	Long-Term Debt
Senior Notes	(12)	Long-Term Debt
SERP	(19)	Retirement Benefit Plans
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Target	(16)	Share-Based Compensation

Defined Term	Footnote Where Defined
The Wendy’s Company	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
U.S.	(1)	Summary of Significant Accounting Policies
VIE	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies
Wendy’s Co-op	(22)	Transactions with Related Parties
Wendy’s Funding	(12)	Long-Term Debt
Wendy’s Merger	(8)	Investments
Wendy’s Restaurants	(1)	Summary of Significant Accounting Policies
Yellow Cab	(22)	Transactions with Related Parties

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Wendy’s Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Wendy’s Company and subsidiaries (the “Company”) as of January 2, 2022 and January 3, 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended January 2, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and January 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

The Company used both an income approach and a market approach to estimate fair value of the global real estate and development operations reporting unit. The income approach requires management to make significant estimates and assumptions including future sales growth, operating profit and the weighted average cost of capital (discount rate). The market approach requires use of market price data of guideline public companies to estimate the fair value of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $775.3 million as of January 2, 2022, of which $122.5 million was allocated to the global real estate and development operations reporting unit. The fair value of the global real estate and development operations reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified the Company’s income approach in the impairment evaluation of goodwill for the global real estate and development operations reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of this reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions, particularly related to future sales growth, operating profit and the selection of the discount rate.

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
•We evaluated the reasonableness of management’s sales and operating profit forecasts by comparing the forecasts to (1) historical sales and operating profit and (2) internal communications to management and the Board of Directors. We also considered the impact of changes in management’s forecasts from the annual measurement date in the fourth quarter to January 2, 2022.
•With the assistance of our fair value specialists, we evaluated the discount rate, including testing the underlying source information and the mathematical accuracy of the calculation, and by developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Columbus, Ohio
March 1, 2022

We have served as the Company’s auditor since 1994.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	January 2, 2022	January 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$249,438	$306,989
Restricted cash	27,535	33,973
Accounts and notes receivable, net	119,540	109,891
Inventories	5,934	4,732
Prepaid expenses and other current assets	30,584	89,732
Advertising funds restricted assets	159,818	142,306
Total current assets	592,849	687,623
Properties	906,867	915,889
Finance lease assets	244,279	206,153
Operating lease assets	812,620	821,480
Goodwill	775,278	751,049
Other intangible assets	1,280,791	1,224,960
Investments	49,870	44,574
Net investment in sales-type and direct financing leases	299,707	268,221
Other assets	139,130	120,057
Total assets	$5,101,391	$5,040,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$24,250	$28,962
Current portion of finance lease liabilities	15,513	12,105
Current portion of operating lease liabilities	47,315	45,346
Accounts payable	41,163	31,063
Accrued expenses and other current liabilities	140,783	155,321
Advertising funds restricted liabilities	157,901	140,511
Total current liabilities	426,925	413,308
Long-term debt	2,356,416	2,218,163
Long-term finance lease liabilities	559,587	506,076
Long-term operating lease liabilities	853,328	865,325
Deferred income taxes	267,710	280,755
Deferred franchise fees	88,102	89,094
Other liabilities	112,918	117,689
Total liabilities	4,664,986	4,490,410
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 215,849 and 224,268 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,898,633	2,899,276
Retained earnings	344,198	238,674
Common stock held in treasury, at cost; 254,575 and 246,156 shares, respectively	(2,805,268)	(2,585,755)
Accumulated other comprehensive loss	(48,200)	(49,641)
Total stockholders’ equity	436,405	549,596
Total liabilities and stockholders’ equity	$5,101,391	$5,040,006
See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Revenues:
Sales	$734,074	$722,764	$707,485
Franchise royalty revenue and fees	536,748	444,749	428,999
Franchise rental income	236,655	232,648	233,065
Advertising funds revenue	389,521	333,664	339,453
	1,896,998	1,733,825	1,709,002
Costs and expenses:
Cost of sales	611,680	614,907	597,530
Franchise support and other costs	42,900	26,464	43,686
Franchise rental expense	132,411	125,613	123,929
Advertising funds expense	411,751	345,360	338,116
General and administrative	242,970	206,876	200,206
Depreciation and amortization	125,540	132,775	131,693
System optimization gains, net	(33,545)	(3,148)	(1,283)
Reorganization and realignment costs	8,548	16,030	16,965
Impairment of long-lived assets	2,251	8,037	6,999
Other operating income, net	(14,468)	(8,397)	(11,418)
	1,530,038	1,464,517	1,446,423
Operating profit	366,960	269,308	262,579
Interest expense, net	(109,185)	(117,737)	(115,971)
Loss on early extinguishment of debt	(17,917)	—	(8,496)
Investment income (loss), net	39	(225)	25,598
Other income, net	681	1,449	7,771
Income before income taxes	240,578	152,795	171,481
Provision for income taxes	(40,186)	(34,963)	(34,541)
Net income	$200,392	$117,832	$136,940

Net income per share:
Basic	$.91	$.53	$.60
Diluted	.89	.52	.58

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019

Net income	$200,392	$117,832	$136,940
Other comprehensive income:
Foreign currency translation adjustment	1,441	4,187	7,845
Other comprehensive income	1,441	4,187	7,845
Comprehensive income	$201,833	$122,019	$144,785

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

Balance at December 30, 2018	$47,042	$2,884,696	$146,277	$(2,367,893)	$(61,673)	$648,449
Net income	—	—	136,940	—	—	136,940
Other comprehensive income, net	—	—	—	—	7,845	7,845
Cash dividends	—	—	(96,364)	—	—	(96,364)
Repurchases of common stock, including accelerated share repurchase	—	(15,000)	—	(202,771)	—	(217,771)
Share-based compensation	—	18,676	—	—	—	18,676
Common stock issued upon exercises of stock options	—	(808)	—	28,944	—	28,136
Common stock issued upon vesting of restricted shares	—	(13,677)	—	5,050	—	(8,627)
Cumulative effect of change in accounting principle	—	—	(1,105)	—	—	(1,105)
Other	—	114	(23)	89	—	180
Balance at December 29, 2019	47,042	2,874,001	185,725	(2,536,581)	(53,828)	516,359
Net income	—	—	117,832	—	—	117,832
Other comprehensive income, net	—	—	—	—	4,187	4,187
Cash dividends	—	—	(64,866)	—	—	(64,866)
Repurchases of common stock, including accelerated share repurchase	—	15,000	—	(76,095)	—	(61,095)
Share-based compensation	—	18,930	—	—	—	18,930
Common stock issued upon exercises of stock options	—	(912)	—	24,263	—	23,351
Common stock issued upon vesting of restricted shares	—	(7,889)	—	2,500	—	(5,389)
Other	—	146	(17)	158	—	287
Balance at January 3, 2021	47,042	2,899,276	238,674	(2,585,755)	(49,641)	549,596
Net income	—	—	200,392	—	—	200,392
Other comprehensive income, net	—	—	—	—	1,441	1,441
Cash dividends	—	—	(94,846)	—	—	(94,846)
Repurchases of common stock, including accelerated share repurchase	—	(18,750)	—	(249,058)	—	(267,808)
Share-based compensation	—	22,019	—	—	—	22,019
Common stock issued upon exercises of stock options	—	1,911	—	27,139	—	29,050
Common stock issued upon vesting of restricted shares	—	(6,023)	—	2,285	—	(3,738)
Other	—	200	(22)	121	—	299
Balance at January 2, 2022	$47,042	$2,898,633	$344,198	$(2,805,268)	$(48,200)	$436,405

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Cash flows from operating activities:
Net income	$200,392	$117,832	$136,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125,540	132,775	131,693
Share-based compensation	22,019	18,930	18,676
Impairment of long-lived assets	2,251	8,037	6,999
Deferred income tax	(13,781)	10,266	837
Non-cash rental expense, net	40,596	28,937	28,202
Change in operating lease liabilities	(45,606)	(40,905)	(41,911)
Net receipt (recognition) of deferred vendor incentives	715	2,495	(501)
System optimization gains, net	(33,545)	(3,148)	(1,283)
Gain on sale of investments, net	(63)	—	(24,496)
Distributions received from TimWen joint venture	16,337	8,376	13,400
Equity in earnings in joint ventures, net	(11,203)	(6,096)	(8,673)
Long-term debt-related activities, net (see below)	24,758	6,723	15,317
Other, net	(13,242)	(6,438)	(4,838)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(5,613)	(16,243)	16,935
Inventories	(872)	(841)	(163)
Prepaid expenses and other current assets	(3,396)	(8,780)	(1,569)
Advertising funds restricted assets and liabilities	11,519	49,052	(2,720)
Accounts payable	7,586	1,620	1,054
Accrued expenses and other current liabilities	21,380	(18,231)	5,034
Net cash provided by operating activities	345,772	284,361	288,933
Cash flows from investing activities:
Capital expenditures	(77,984)	(68,969)	(74,453)
Acquisitions	(123,069)	(4,879)	(5,052)
Dispositions	55,118	6,091	3,448
Proceeds from sale of investments	63	169	24,496
Notes receivable, net	1,203	(662)	(3,370)
Payments for investments	(10,000)	—	—
Net cash used in investing activities	(154,669)	(68,250)	(54,931)
Cash flows from financing activities:
Proceeds from long-term debt	1,100,000	153,315	850,000
Repayments of long-term debt	(970,344)	(191,462)	(899,800)
Repayments of finance lease liabilities	(13,640)	(8,383)	(6,835)
Deferred financing costs	(20,873)	(2,122)	(14,008)
Repurchases of common stock, including accelerated share repurchase	(268,531)	(62,173)	(217,797)
Dividends	(94,846)	(64,866)	(96,364)
Proceeds from stock option exercises	30,003	23,361	28,328
Payments related to tax withholding for share-based compensation	(4,511)	(5,577)	(8,820)
Net cash used in financing activities	(242,742)	(157,907)	(365,296)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(51,639)	58,204	(131,294)
Effect of exchange rate changes on cash	364	1,330	3,489
Net (decrease) increase in cash, cash equivalents and restricted cash	(51,275)	59,534	(127,805)
Cash, cash equivalents and restricted cash at beginning of period	418,241	358,707	486,512
Cash, cash equivalents and restricted cash at end of period	$366,966	$418,241	$358,707

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED
(In Thousands)

	Year Ended
	January 2, 2022	January 3, 2021	December 29, 2019
Detail of cash flows from operating activities:
Long-term debt-related activities, net:
Loss on early extinguishment of debt	$17,917	$—	$8,496
Accretion of long-term debt	1,177	1,161	1,272
Amortization of deferred financing costs	5,664	5,562	5,549
	$24,758	$6,723	$15,317

Supplemental cash flow information:
Cash paid for:
Interest	$133,284	$136,228	$138,270
Income taxes, net of refunds	54,779	16,202	34,798

Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$6,158	$3,673	$6,026
Finance leases	82,032	34,918	50,061

	January 2, 2022	January 3, 2021	December 29, 2019
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$249,438	$306,989	$300,195
Restricted cash	27,535	33,973	34,539
Restricted cash, included in Advertising funds restricted assets	89,993	77,279	23,973
Total cash, cash equivalents and restricted cash	$366,966	$418,241	$358,707

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(1) Summary of Significant Accounting Policies

Corporate Structure

The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s franchises and operates Wendy’s quick-service restaurants specializing in hamburger sandwiches throughout the United States of America (“U.S.”) and in 31 foreign countries and U.S. territories. At January 2, 2022, Wendy’s operated and franchised 408 and 6,541 restaurants, respectively.

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

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 2, 2022” or “2021,” which consisted of 52 weeks, (2) “the year ended January 3, 2021” or “2020,” which consisted of 53 weeks, and (3) “the year ended December 29, 2019” or “2019,” which consisted of 52 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

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

Accounts and Notes Receivable, Net

Accounts and notes receivable, net, consist primarily of royalties, rents, property taxes and franchise fees due principally from franchisees, delivery-related receivables, credit card receivables, insurance receivables and refundable income taxes. Reserve estimates include consideration of the likelihood of default expected over the estimated life of the receivable. The Company periodically assesses the need for an allowance for doubtful accounts on its receivables based upon several key credit quality indicators such as outstanding past due balances, the financial strength of the obligor, the estimated fair value of any underlying collateral and agreement characteristics.

We believe that our vulnerability to risk concentrations in our receivables is mitigated by (1) favorable historical collectability on past due balances, (2) recourse to the underlying collateral regarding sales-type and direct financing lease receivables, and (3) our expectations for fluctuations in general market conditions. Receivables are considered delinquent once they are contractually past due under the terms of the underlying agreements. See Note 7 for further information.

Inventories

The Company’s inventories are stated at the lower of cost or net realizable value, with cost determined in accordance with the first-in, first-out method and consist primarily of restaurant food items and paper supplies.

Cloud Computing Arrangements (“CCA”)

The Company capitalizes implementation costs associated with its CCA consistent with costs capitalized for internal-use software. Capitalized CCA implementation costs are included in “Prepaid expenses and other current assets” and “Other assets.” The CCA implementation costs are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. Amortization expense of CCA implementation costs is recorded to “General and administrative.” The CCA implementation costs are included within operating activities in the Company’s consolidated statements of cash flows.

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

Investments

The Company has a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand (Tim Hortons is a registered trademark of Tim Hortons USA Inc.). In addition, the Company has a 20% share in a joint venture in Brazil (the “Brazil JV”). The Company has significant influence over these investees. Such investments are accounted for using the equity method, under which our results of operations include our share of the income (loss) of the investees in “Other operating income, net.” Cash distributions and dividends received that are determined to be returns of capital are recorded as a reduction of the carrying value of our investments and returns on our investments are recorded to “Investment income (loss), net.”

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

Other investments in equity securities in which the Company does not have significant influence, and for which there is not a readily determinable fair value, are recorded at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Realized gains and losses are reported as income or loss in the period in which the securities are sold or otherwise disposed.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
“Franchise royalty revenue and fees” includes royalties, new build technical assistance fees, renewal fees, franchisee-to- franchisee restaurant transfer (“Franchise Flip”) technical assistance fees, Franchise Flip advisory fees, development fees and information technology and other fees. Royalties from franchised restaurants are based on a percentage of sales of the franchised restaurant and are recognized as earned. New build technical assistance fees, renewal fees and Franchise Flip technical assistance fees are recorded as deferred revenue when received and recognized as revenue over the contractual term of the franchise agreements, once the restaurant has opened. Development fees are deferred when received, allocated to each agreed upon restaurant, and recognized as revenue over the contractual term of each respective franchise agreement, once the restaurant has opened. These franchise fees are considered highly dependent upon and interrelated with the franchise right granted in the franchise agreement. Franchise Flip advisory fees include valuation services and fees for selecting pre-approved buyers for Franchise Flips. Franchise Flip advisory fees are paid by the seller and are recognized as revenue at closing of the Franchise Flip transaction. Information technology and other fees are recognized as revenue as earned.

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

ROU Model and Determination of Lease Term

The Company uses the right-of-use (“ROU”) model to account for leases where the Company is the lessee, which requires an entity to recognize a lease liability and ROU asset on the lease commencement date. A lease liability is measured equal to the present value of the remaining lease payments over the lease term and is discounted using the incremental borrowing rate, as the rate implicit in the Company’s leases is not readily determinable. The incremental borrowing rate is the rate of interest that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. Lease payments include payments made before the commencement date and any residual value guarantees, if applicable. The initial ROU asset consists of the initial measurement of the lease liability, adjusted for any favorable or unfavorable terms for leases acquired from franchisees, as well as payments made before the commencement date, initial direct costs and lease incentives earned. When determining the lease term, the Company includes option periods that it is reasonably certain to exercise as failure to renew the lease would impose a significant economic detriment. For properties used for Company-operated restaurants, the primary economic detriment relates to the existence of unamortized leasehold improvements which might be impaired if we choose not to exercise the available renewal options. The lease term for properties leased or subleased to franchisees is determined based upon the economic detriment to the franchisee and includes consideration of the length of the franchise agreement and historical performance of the restaurant. Lease terms for real estate are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options.

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

Concentration of Risk

Wendy’s had no customers which accounted for 10% or more of consolidated revenues in 2021, 2020 or 2019. As of January 2, 2022, Wendy’s had one main in-line distributor of food, packaging and beverage products, excluding breads, that serviced approximately 67% of Wendy’s restaurants in the U.S. and four additional in-line distributors that, in the aggregate, serviced approximately 32% of Wendy’s restaurants in the U.S. We believe that our vulnerability to risk concentrations related to significant vendors and sources of our raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

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

New Accounting Standards Adopted

Leases

In July 2021, the Financial Accounting Standards Board (“FASB”) issued an amendment that addresses an issue related to a lessor’s accounting for certain leases with variable lease payments that could result in the recognition of a selling loss at lease commencement even if the lessor expects the arrangement to be profitable overall. The amendment specifies lessors should classify and account for such a lease with variable lease payments as an operating lease, dependent upon meeting certain criteria, for which a selling profit or loss is not recognized. The Company early adopted this amendment during the third quarter of 2021 by applying the guidance prospectively to leases that commence or are modified on or after the date of adoption. The adoption of this guidance did not have a material impact on our consolidated financial statements.

New Accounting Standards

Business Combinations

In October 2021, the FASB issued an amendment to improve the accounting for revenue contracts with customers acquired in a business combination. The amendment requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with current revenue recognition guidance as if the acquirer had originated the contracts. The standard is effective beginning with our 2023 fiscal year. The Company does not expect the guidance to have a material impact on our consolidated financial statements.

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

The franchise agreement requires that the franchisee pay a royalty based on a percentage of sales at the franchised restaurant, as well as make contributions to the Advertising Funds based on a percentage of sales. Wendy’s may offer development incentive programs from time to time that provide for a discount or lesser royalty amount or Advertising Fund

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
contribution for a limited period of time. The agreement also typically requires that the franchisee pay Wendy’s a technical assistance fee. The technical assistance fee is used to defray some of the costs to Wendy’s for training, start-up and transitional services related to new and existing franchisees acquiring restaurants and in the development and opening of new restaurants. The franchise agreement also requires that the franchisee pay an annual fee for technology services. The technology fee is a flat fee dependent on each restaurant’s sales.

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

Royalties and contributions to the Advertising Funds are generally due within the month subsequent to which the revenue was generated through sales at the franchised restaurant. Technical assistance fees and renewal fees are generally due upon execution of the related franchise agreement. Annual technology fees are due in quarterly installments. Rental income is due in accordance with the terms of each lease, which is generally at the beginning of each month.

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source for 2021, 2020 and 2019:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
2021
Sales at Company-operated restaurants	$730,415	$3,659	$—	$734,074
Franchise royalty revenue	407,317	53,392	—	460,709
Franchise fees	64,170	5,391	6,478	76,039
Franchise rental income	—	—	236,655	236,655
Advertising funds revenue	365,594	23,927	—	389,521
Total revenues	$1,567,496	$86,369	$243,133	$1,896,998

2020
Sales at Company-operated restaurants	$722,764	$—	$—	$722,764
Franchise royalty revenue	373,162	43,346	—	416,508
Franchise fees	22,126	1,962	4,153	28,241
Franchise rental income	—	—	232,648	232,648
Advertising funds revenue	313,330	20,334	—	333,664
Total revenues	$1,431,382	$65,642	$236,801	$1,733,825

2019
Sales at Company-operated restaurants	$707,485	$—	$—	$707,485
Franchise royalty revenue	355,702	44,998	—	400,700
Franchise fees	21,889	2,978	3,432	28,299
Franchise rental income	—	—	233,065	233,065
Advertising funds revenue	319,231	20,222	—	339,453
Total revenues	$1,404,307	$68,198	$236,497	$1,709,002

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	Year End
	January 2, 2022 (a)	January 3, 2021 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$49,168	$57,677
Receivables, which are included in “Advertising funds restricted assets”	65,497	63,252
Deferred franchise fees (c)	97,186	97,785
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $9,084 and $88,102 as of January 2, 2022, respectively, and $8,691 and $89,094 as of January 3, 2021, respectively.

Significant changes in deferred franchise fees are as follows:

	Year Ended
	2021	2020	2019
Deferred franchise fees at beginning of period	$97,785	$100,689	$102,205
Revenue recognized during the period	(19,838)	(8,955)	(9,487)
New deferrals due to cash received and other	19,239	6,051	7,971
Deferred franchise fees at end of period	$97,186	$97,785	$100,689

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2022	$9,084
2023	6,284
2024	6,096
2025	5,911
2026	5,795
Thereafter	64,016
$97,186

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(3) Acquisitions

During 2021 and 2019, the Company acquired 93 restaurants and five restaurants from franchisees, respectively. No restaurants were acquired from franchisees during 2020. The Company did not incur any material acquisition-related costs associated with the acquisitions and such transactions were not significant to our consolidated financial statements. The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for restaurants acquired from franchisees:

	Year Ended
	2021 (a)	2019
Restaurants acquired from franchisees (b)	93	5

Total consideration paid, net of cash received	$127,948	$5,052
Identifiable assets acquired and liabilities assumed:
Properties	21,984	666
Acquired franchise rights	81,239	1,354
Finance lease assets	25,547	5,350
Operating lease assets	44,282	—
Finance lease liabilities	(25,059)	(4,084)
Operating lease liabilities	(43,478)	—
Other	(9)	(2,316)
Total identifiable net assets	104,506	970
Goodwill	$23,442	$4,082
_______________

(a)The fair value of the assets acquired are provisional amounts as of January 2, 2022, pending final purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.

(b)2021 includes two restaurants under construction and not operating as of January 2, 2022.

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

During the three months ended April 4, 2021, following a court-approved mediation process, NPC and certain affiliates of Flynn Restaurant Group (“FRG”) and the Company entered into separate asset purchase agreements under which all of NPC’s Wendy’s restaurants were sold to Wendy’s approved franchisees. Under the transaction, FRG acquired approximately half of NPC’s Wendy’s restaurants in four markets, while several existing Wendy’s franchisees that were part of the Company’s consortium bid acquired the other half of NPC’s Wendy’s restaurants in the other four markets. The Company did not acquire any restaurants as part of this transaction. In addition, the deposits outstanding as of January 3, 2021 were settled during the three months ended April 4, 2021 upon resolution of the bankruptcy sale process. The net settlement of deposits of $4,879 is included in “Acquisitions” in the consolidated statements of cash flows.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(4) System Optimization Gains, Net

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating Franchise Flips. As of January 1, 2017, the Company achieved its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During 2021, 2020 and 2019, the Company facilitated 34, 54 and 37 Franchise Flips, respectively. Additionally, during 2021, the Company completed the sale of 47 Company-operated restaurants in New York (including Manhattan) to franchisees and, during 2020, completed the sale of one Company-operated restaurant to a franchisee. No Company-operated restaurants were sold to franchisees during 2019.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Year Ended
	2021	2020	2019
Number of restaurants sold to franchisees	47	1	—

Proceeds from sales of restaurants (a)	$50,518	$50	$—
Net assets sold (b)	(16,939)	(34)	—
Goodwill related to sales of restaurants	(4,847)	—	—
Net unfavorable leases (c)	(2,939)	—	—
Gain on sales-type leases	7,156	—	—
Other (d)	(2,148)	—	—
	30,801	16	—
Post-closing adjustments on sales of restaurants (e) (f)	1,218	362	1,087
Gain on sales of restaurants, net	32,019	378	1,087

Gain on sales of other assets, net (g)	1,526	2,770	196
System optimization gains, net	$33,545	$3,148	$1,283
_______________

(a)In addition to the proceeds noted herein, the Company received cash proceeds of $39 during 2021 related to a note receivable issued in connection with the sale of the Manhattan Company-operated restaurants.

(b)Net assets sold consisted primarily of equipment.

(c)During 2021, the Company recorded favorable lease assets of $3,799 and unfavorable lease liabilities of $6,738 as a result of leasing and/or subleasing land, buildings and/or leasehold improvements to franchisees, in connection with the sale of the New York Company-operated restaurants (including Manhattan).

(d)2021 includes a deferred gain of $3,500 as a result of certain contingencies related to the extension of lease terms.

(e)2021 includes a gain on sales-type leases of $1,625 and the write-off of certain lease assets of $927 as a result of an amendment to lease terms in connection with a Manhattan Company-operated restaurant previously sold to a franchisee.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(f)2021, 2020 and 2019 include the recognition of deferred gains of $515, $368 and $911, respectively, as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

(g)During 2021, 2020 and 2019, Wendy’s received cash proceeds of $4,561, $6,041 and $3,448, respectively, primarily from the sale of surplus and other properties.

Assets Held for Sale

	Year End
	January 2, 2022	January 3, 2021
Number of restaurants classified as held for sale	—	43
Net restaurant assets held for sale (a)	$—	$20,587
Other assets held for sale (b)	$3,541	$1,732
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

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Year Ended
	2021	2020	2019
Operations and field realignment	$1,758	$3,801	$—
IT realignment	(10)	7,288	9,127
G&A realignment	(52)	614	7,749
System optimization initiative	6,852	4,327	89
Reorganization and realignment costs	$8,548	$16,030	$16,965

Operations and Field Realignment

In September 2020, the Company initiated a plan to reallocate resources to better support the long-term growth strategies for Company and franchise operations (the “Operations and Field Realignment Plan”). The Operations and Field Realignment Plan realigned the Company’s restaurant operations team, including transitioning from separate leaders of Company and franchise operations to a single leader of all U.S. restaurant operations. The Operations and Field Realignment Plan also included contract terminations, including the closure of certain field offices. During 2021 and 2020, the Company recognized costs totaling $1,758 and $3,801, respectively, which primarily included third-party and other costs in 2021 and severance and related employee costs and share-based compensation in 2020. The Company does not expect to incur any material additional costs under the Operations and Field Realignment Plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following is a summary of the activity recorded as a result of the Operations and Field Realignment Plan:

	Year Ended		Total Incurred Since Inception
	2021	2020
Severance and related employee costs	$270	$3,113	$3,383
Third-party and other costs	1,488	67	1,555
	1,758	3,180	4,938
Share-based compensation (a)	—	621	621
Total operations and field realignment	$1,758	$3,801	$5,559
_______________

(a)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the Operations and Field Realignment Plan.

As of January 2, 2022, the accruals for the Operations and Field Realignment Plan are included in “Accrued expenses and other current liabilities.” As of January 3, 2021, the accruals for the Operations and Field Realignment Plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $2,487 and $113, respectively. The tables below present a rollforward of our accruals for the Operations and Field Realignment Plan.

	Balance January 3, 2021	Charges	Payments	Balance January 2, 2022
Severance and related employee costs	$2,600	$270	$(2,715)	$155
Third-party and other costs	—	1,488	(1,477)	11
	$2,600	$1,758	$(4,192)	$166

	Balance December 29, 2019	Charges	Payments	Balance January 3, 2021
Severance and related employee costs	$—	$3,113	$(513)	$2,600
Third-party and other costs	—	67	(67)	—
	$—	$3,180	$(580)	$2,600

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following is a summary of the activity recorded as a result of the IT Realignment Plan:

	Year Ended			Total Incurred Since Inception
	2021	2020	2019
Severance and related employee costs (a)	$(165)	$843	$7,548	$8,226
Recruitment and relocation costs	146	1,296	—	1,442
Third-party and other costs	9	5,149	1,386	6,544
	(10)	7,288	8,934	16,212
Share-based compensation (b)	—	—	193	193
Total IT realignment	$(10)	$7,288	$9,127	$16,405
_______________

(a)2021 includes a reversal of an accrual as a result of a change in estimate.

(b)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the IT realignment plan.

The tables below present a rollforward of our accruals for the IT Realignment Plan, which are included in “Accrued expenses and other current liabilities” as of January 2, 2022 and January 3, 2021.

	Balance January 3, 2021	Charges	Payments	Balance January 2, 2022
Severance and related employee costs	$1,508	$(165)	$(1,250)	$93
Recruitment and relocation costs	—	146	(146)	—
Third-party and other costs	—	9	(9)	—
	$1,508	$(10)	$(1,405)	$93

	Balance December 29, 2019	Charges	Payments	Balance January 3, 2021
Severance and related employee costs	$7,548	$843	$(6,883)	$1,508
Recruitment and relocation costs	—	1,296	(1,296)	—
Third-party and other costs	1,076	5,149	(6,225)	—
	$8,624	$7,288	$(14,404)	$1,508

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to reduce its G&A expenses (the “G&A Realignment Plan”). Additionally, in May 2019, the Company announced changes to its management and operating structure that included the creation of two new positions, a President, U.S. and Chief Commercial Officer and a President, International and Chief Development Officer, and the elimination of the Chief Operations Officer position. During 2020 and 2019, the Company recognized costs totaling $614 and $7,749, respectively, which primarily included recruitment and relocation costs and share-based compensation in 2020 and severance and related employee costs and share-based compensation in 2019. The Company does not expect to incur any material additional costs under the G&A Realignment Plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following is a summary of the activity recorded as a result of the G&A Realignment Plan:

	Year Ended			Total Incurred Since Inception
	2021	2020	2019
Severance and related employee costs (a)	$(74)	$28	$5,485	$24,192
Recruitment and relocation costs	1	360	950	2,877
Third-party and other costs	2	13	100	2,225
	(71)	401	6,535	29,294
Share-based compensation (b)	19	213	1,214	8,130
Termination of defined benefit plans	—	—	—	1,335
Total G&A realignment	$(52)	$614	$7,749	$38,759
_______________

(a)2021 includes a reversal of an accrual as a result of a change in estimate.

(b)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the G&A Realignment Plan.

The tables below present a rollforward of our accruals for the G&A Realignment Plan, which are included in “Accrued expenses and other current liabilities” as of January 2, 2022 and January 3, 2021.

	Balance January 3, 2021	Charges	Payments	Balance January 2, 2022
Severance and related employee costs	$932	$(74)	$(847)	$11
Recruitment and relocation costs	—	1	(1)	—
Third-party and other costs	—	2	(2)	—
	$932	$(71)	$(850)	$11

	Balance December 29, 2019	Charges	Payments	Balance January 3, 2021
Severance and related employee costs	$5,276	$28	$(4,372)	$932
Recruitment and relocation costs	83	360	(443)	—
Third-party and other costs	—	13	(13)	—
	$5,359	$401	$(4,828)	$932

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. During 2021, the Company recognized costs totaling $6,852, which were primarily comprised of the write-off of certain lease assets, lease termination fees and transaction fees associated with the NPC bankruptcy sale process, as well as professional fees and transaction fees associated with the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021. During 2020, the Company recognized costs totaling $4,327, which primarily included professional fees related to the NPC bankruptcy sale process. See Note 3 for further information. The Company expects to recognize a gain of approximately $800, primarily related to the write-off of certain NPC-related lease liabilities upon final termination of the leases.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following is a summary of the costs recorded as a result of our system optimization initiative:

	Year Ended			Total Incurred Since Inception
	2021	2020	2019
Severance and related employee costs	$661	$—	$—	$18,898
Professional fees	1,570	4,323	72	23,677
Other (a)	1,765	4	17	7,618
	3,996	4,327	89	50,193
Accelerated depreciation and amortization (b)	—	—	—	25,398
NPC lease termination costs (c)	2,856	—	—	2,856
Share-based compensation (d)	—	—	—	5,013
Total system optimization initiative	$6,852	$4,327	$89	$83,460
_______________

(a)2021 includes transaction fees of $1,350 associated with the NPC bankruptcy sale process.

(b)Primarily includes accelerated amortization of previously acquired franchise rights related to the Company-operated restaurants in territories that have been sold to franchisees in connection with our system optimization initiative.

(c)2021 includes the write-off of lease assets of $1,376 and lease termination fees paid of $1,480.

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

	Balance January 3, 2021	Charges	Payments	Balance January 2, 2022
Severance and related employee costs	$—	$661	$(661)	$—
Professional fees	1,230	1,570	(2,800)	—
Other	—	1,765	(1,765)	—
	$1,230	$3,996	$(5,226)	$—

	Balance December 29, 2019	Charges	Payments	Balance January 3, 2021
Professional fees	$—	$4,323	$(3,093)	$1,230
Other	—	4	(4)	—
	$—	$4,327	$(3,097)	$1,230

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(6) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Year Ended
	2021	2020	2019
Net income	$200,392	$117,832	$136,940

Common stock:
Weighted average basic shares outstanding	221,375	223,684	229,944
Dilutive effect of stock options and restricted shares	3,030	4,330	5,131
Weighted average diluted shares outstanding	224,405	228,014	235,075

Net income per share:
Basic	$.91	$.53	$.60
Diluted	$.89	$.52	$.58

Basic net income per share for 2021, 2020 and 2019 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 2,404, 2,064 and 2,518 for 2021, 2020 and 2019, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(7) Cash and Receivables

	Year End
	January 2, 2022	January 3, 2021
Cash and cash equivalents
Cash	$249,438	$231,922
Cash equivalents	—	75,067
	249,438	306,989
Restricted cash
Accounts held by trustee for the securitized financing facility	27,188	33,635
Other	347	338
	27,535	33,973
Advertising Funds (a)	89,993	77,279
	117,528	111,252
Total cash, cash equivalents and restricted cash	$366,966	$418,241
_______________

(a)Included in “Advertising funds restricted assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Year End
	January 2, 2022			January 3, 2021
	Gross	Allowance for Doubtful Accounts	Net	Gross	Allowance for Doubtful Accounts	Net
Accounts and Notes Receivable, Net
Current
Accounts receivable (a) (b)	$104,744	$(3,229)	$101,515	$97,399	$(3,739)	$93,660
Notes receivable from franchisees (c) (d)	23,000	(4,975)	18,025	21,227	(4,996)	16,231
	$127,744	$(8,204)	$119,540	$118,626	$(8,735)	$109,891
Non-current (e)
Notes receivable from franchisees (d)	$4,514	$(315)	$4,199	$6,759	$(629)	$6,130
_______________

(a)Includes income tax refund receivables of $11,901 and $5,399 as of January 2, 2022 and January 3, 2021, respectively.

(b)As of January 3, 2021, included incremental rent receivables of $5,226 due to actions taken by the Company in response to the COVID-19 pandemic, which included offering to defer base rent payments on properties owned by Wendy’s and leased to franchisees by 50% and offering to pass along any deferrals that were obtained on properties leased by Wendy’s and subleased to franchisees by up to 100%, beginning in May for a three month period, which were substantially repaid over a 12 month period beginning in August 2020.

(c)Includes the current portion of sales-type and direct financing lease receivables of $6,266 and $5,965 as of January 2, 2022 and January 3, 2021, respectively. See Note 20 for further information.

(d)Includes a note receivable from a franchisee in India, of which $335 and $356 are included in current notes receivable and $315 and $629 are included in non-current notes receivable as of January 2, 2022 and January 3, 2021, respectively. As of January 2, 2022 and January 3, 2021, the Company had reserves of $650 and $985, respectively, on the loan outstanding to the franchisee in India.

Includes a note receivable from a franchisee in Indonesia, of which $1,795 and $831 are included in current notes receivable as of January 2, 2022 and January 3, 2021, respectively, and $1,780 which is included in non-current notes receivable as of January 3, 2021.

Includes notes receivable related to the Brazil JV, of which $12,925 and $12,775 are included in current notes receivable and $4,200 and $4,350 are included in non-current notes receivable as of January 2, 2022 and January 3, 2021, respectively. As of both January 2, 2022 and January 3, 2021, the Company had reserves of $4,640 on the loans outstanding related to the Brazil JV. See Note 8 for further information.

(e)Included in “Other assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following is an analysis of the allowance for doubtful accounts:

	Accounts Receivable	Notes Receivable	Total
2021
Balance at January 3, 2021	$3,739	$5,625	$9,364
Provision for doubtful accounts	(148)	(335)	(483)
Uncollectible accounts written off, net of recoveries	(362)	—	(362)
Balance at January 2, 2022	$3,229	$5,290	$8,519

2020
Balance at December 29, 2019	$3,314	$6,705	$10,019
Provision for doubtful accounts	647	206	853
Uncollectible accounts written off, net of recoveries	(222)	(1,286)	(1,508)
Balance at January 3, 2021	$3,739	$5,625	$9,364

2019
Balance at December 30, 2018	$4,939	$2,000	$6,939
Provision for doubtful accounts	(1,618)	4,912	3,294
Uncollectible accounts written off, net of recoveries	(7)	(207)	(214)
Balance at December 29, 2019	$3,314	$6,705	$10,019

(8) Investments

The following is a summary of the carrying value of our investments:

	Year End
	January 2, 2022	January 3, 2021
Equity method investments	$39,870	$44,574
Other investments in equity securities	10,000	—
	$49,870	$44,574

Equity Method Investments

Wendy’s has a 50% share in the TimWen real estate joint venture and a 20% share in the Brazil JV, both of which are accounted for using the equity method of accounting, under which our results of operations include our share of the income (loss) of the investees in “Other operating income, net.”

A wholly-owned subsidiary of Wendy’s entered into the Brazil JV during the second quarter of 2015 for the operation of Wendy’s restaurants in Brazil.  Wendy’s, Starboard International Holdings B.V. and Infinity Holding E Participações Ltda. contributed $1, $2 and $2, respectively, each receiving proportionate equity interests of 20%, 40% and 40%, respectively.  The Company did not receive any distributions and our share of the Brazil JV’s net losses was $417 and $1,022 during 2020 and 2019, respectively. The Brazil JV has ceased operations and no income or loss was recorded during 2021. A wholly-owned subsidiary of Wendy’s has loans outstanding related to the Brazil JV totaling $17,125 as of both January 2, 2022 and January 3, 2021. The loans are denominated in U.S. Dollars, which is also the functional currency of the subsidiary; therefore, there is no exposure to changes in foreign currency rates. The loans bear interest at rates ranging from 3.25% to 6.5% per year. Of the total loans outstanding as of January 2, 2022, $12,775 was due primarily in the fourth quarter of 2020 and $4,350 is due primarily in 2024. As of January 2, 2022 and January 3, 2021, the Company had reserves of $4,640 on the past due loans related to the Brazil JV. The Company is currently pursuing collection of certain of the past due amounts. See Note 7 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The carrying value of our investment in TimWen exceeded our interest in the underlying equity of the joint venture by $20,532 and $23,433 as of January 2, 2022 and January 3, 2021, respectively, primarily due to purchase price adjustments from the 2008 merger of Triarc Companies, Inc. and Wendy’s International, Inc. (the “Wendy’s Merger”).

Presented below is activity related to our portion of TimWen and the Brazil JV included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended January 2, 2022, January 3, 2021 and December 29, 2019.

	Year Ended
	2021	2020	2019
Balance at beginning of period	$44,574	$45,310	$47,021

Equity in earnings for the period	14,329	8,389	10,943
Amortization of purchase price adjustments (a)	(3,126)	(2,293)	(2,270)
	11,203	6,096	8,673
Distributions received	(16,337)	(8,376)	(13,400)
Foreign currency translation adjustment included in “Other comprehensive income” and other	430	1,544	3,016
Balance at end of period	$39,870	$44,574	$45,310
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

Other Investments in Equity Securities

During 2021, the Company made an investment in equity securities of $10,000.

In October 2019, the Company received a $25,000 cash settlement related to a previously held investment. As a result, the Company recorded $24,366 to “Investment income (loss), net” and $634 to “General and administrative” for the reimbursement of related costs during the fourth quarter of 2019.

(9) Properties

	Year End
	January 2, 2022	January 3, 2021
Land	$370,742	$372,473
Buildings and improvements	504,462	504,504
Leasehold improvements	422,094	409,306
Office, restaurant and transportation equipment	282,770	255,469
	1,580,068	1,541,752
Accumulated depreciation and amortization	(673,201)	(625,863)
	$906,867	$915,889

Depreciation and amortization expense related to properties was $68,298, $77,656 and $81,219 during 2021, 2020 and 2019, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(10) Goodwill and Other Intangible Assets

Goodwill activity for 2021 and 2020 was as follows:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Balance at December 29, 2019:
Goodwill, gross	$602,491	$40,269	$122,548	$765,308
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	602,491	30,872	122,548	755,911
Changes in goodwill:
Restaurant dispositions (b)	(5,394)	—	—	(5,394)
Currency translation adjustment and other	(223)	755	—	532
Balance at January 3, 2021:
Goodwill, gross	596,874	41,024	122,548	760,446
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	596,874	31,627	122,548	751,049
Changes in goodwill:
Restaurant acquisitions	23,442	—	—	23,442
Restaurant dispositions (b)	547	—	—	547
Currency translation adjustment and other	—	240	—	240
Balance at January 2, 2022:
Goodwill, gross	620,863	41,264	122,548	784,675
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	$620,863	$31,867	$122,548	$775,278
_______________

(a)Accumulated impairment losses resulted from the full impairment of goodwill of the Wendy’s international franchise restaurants during the fourth quarter of 2013.

(b)During 2020, in connection with the Company’s plan to sell 43 Company-operated restaurants in New York (excluding Manhattan) in the second quarter of 2021, goodwill of $5,394 was reclassified to assets held for sale. The goodwill allocated to the sale was decreased by $568 during 2021 upon final disposition of the restaurants. In addition, during 2021, goodwill of $21 was reclassified to assets held for sale in connection with the Company’s sale of its four Manhattan restaurants. See Note 4 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following is a summary of the components of other intangible assets and the related amortization expense:

	Year End
	January 2, 2022			January 3, 2021
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$903,000	$—	$903,000	$903,000	$—	$903,000
Definite-lived:
Franchise agreements	349,391	(220,663)	128,728	349,255	(203,938)	145,317
Favorable leases	159,488	(62,136)	97,352	163,015	(55,581)	107,434
Reacquired rights under franchise agreements	91,111	(4,732)	86,379	9,872	(3,414)	6,458
Software	234,574	(169,242)	65,332	206,741	(143,990)	62,751
	$1,737,564	$(456,773)	$1,280,791	$1,631,883	$(406,923)	$1,224,960

Aggregate amortization expense:
Actual for fiscal year:
2019	$53,182
2020	52,588
2021	55,236
Estimate for fiscal year:
2022	$53,690
2023	49,919
2024	45,315
2025	38,088
2026	32,234
Thereafter	158,545

(11) Accrued Expenses and Other Current Liabilities

	Year End
	January 2, 2022	January 3, 2021
Accrued compensation and related benefits	$63,835	$44,264
Accrued taxes	28,142	27,162
NPC consortium bid (a)	—	38,361
Other	48,806	45,534
	$140,783	$155,321
_______________

(a)Represented amounts received from franchisees as part of the consortium bid to acquire NPC’s Wendy’s restaurants. See Note 3 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(12) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	January 2, 2022	January 3, 2021
Series 2021-1 Class A-2 Notes:
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	$447,750	$—
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	646,750	—
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	368,000	386,000
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	414,000	434,250
Series 2018-1 Class A-2 Notes:
3.573% Series 2018-1 Class A-2-I Notes, repaid in connection with the June 2021 refinancing	—	436,500
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	456,000	460,750
Series 2015-1 Class A-2 Notes:
4.497% Series 2015-1 Class A-2-III Notes, repaid in connection with the June 2021 refinancing	—	473,750
Canadian revolving credit facility	—	1,962
7% debentures, due in 2025	85,175	83,998
Unamortized debt issuance costs	(37,009)	(30,085)
	2,380,666	2,247,125
Less amounts payable within one year	(24,250)	(28,962)
Total long-term debt	$2,356,416	$2,218,163

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, as of January 2, 2022 were as follows:

Fiscal Year
2022	$24,250
2023	24,250
2024	24,250
2025	114,250
2026	372,250
Thereafter	1,863,250
$2,422,500

Senior Notes

Wendy’s Funding, LLC (“Wendy’s Funding”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. As of January 2, 2022, the Master Issuer issued the following outstanding series of fixed rate senior secured notes: (i) 2021-1 Class A-2-I with an initial principal amount of $450,000; (ii) 2021-1 Class A-2-II with an initial principal amount of $650,000; (iii) 2019-1 Class A-2-I with an initial principal amount of $400,000; (iv) 2019-1 Class A-2-II with an initial principal amount of $450,000; and (v) 2018-1 Class A-2-II with an initial principal amount of $475,000 (collectively, the “Class A-2 Notes”). In connection with the issuance of the Series 2021-1 Class A-2 Notes, the Master Issuer also entered into a revolving financing facility of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “2021-1 Class A-1 Notes”), which allows for the drawing of up to $300,000 on a revolving basis using various credit

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
instruments, including a letter of credit facility. No amounts were borrowed under the 2021-Class A-1 Notes during 2021. The Class A-2 Notes and the 2021-1 Class A-1 Notes are collectively referred to as the “Senior Notes.”

The Master Issuer’s issuance of the 2021-1 Class A-1 Notes in June 2021 replaced the Company’s previous $150,000 Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019-1 Class A-1 Notes”) and $100,000 Series 2020-1 Variable Funding Senior Secured Notes, Class A-1 (the “2020-1 Class A-1 Notes”). In March 2020, the Company drew down $120,000 under the Series 2019-1 Class A-1 Notes, which was fully repaid in July 2020. In June 2020, the Master Issuer issued the Series 2020-1 Class A-1 Notes.

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

Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity dates for the Class A-2 Notes range from 2048 through 2051. If the Master Issuer has not repaid or refinanced the Class A-2 Notes prior to their respective anticipated repayment dates, which range from 2026 through 2031, additional interest will accrue pursuant to the Indenture.

The 2021-1 Class A-1 Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) the London interbank offered rate (“LIBOR”) for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the respective purchase agreements for the 2021-1 Class A-1 Notes. There is a commitment fee on the unused portions of the 2021-1 Class A-1 Notes, which ranges from 0.40% to 0.75% based on utilization. As of January 2, 2022, $21,888 of letters of credit were outstanding against the 2021-1 Class A-1 Notes, which relate primarily to interest reserves required under the Indenture.

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

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the noteholders, and are restricted in their use. As of January 2, 2022 and January 3, 2021, Wendy’s Funding had restricted cash of $27,188 and $33,635, respectively, which primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Class A-2 Notes.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Refinancing Transactions

In June 2021, the Master Issuer completed a refinancing transaction under which the Master Issuer issued the Series 2021-1 Class A-2-I Notes and the Series 2021-1 Class A-2-II Notes. A portion of the net proceeds from the sale of the Series 2021-1 Class A-2 Notes were used to repay in full the Master Issuer’s outstanding Series 2015-1 Class A-2-III Notes and Series 2018-1 Class A-2-I Notes, including the payment of prepayment and transaction costs. As a result of the refinancing, the Company recorded a loss on early extinguishment of debt of $17,917 during 2021, which was comprised of a specified make-whole payment of $9,632 and the write-off of certain unamortized deferred financing costs of $8,285. As part of the June 2021 refinancing transaction, the Master Issuer also issued the 2021-1 Class A-1 Notes. The Series 2021-1 Class A-1 Notes replaced the Company’s $150,000 Series 2019-1 Class A-1 Notes and $100,000 Series 2020-1 Class A-1 Notes, which were canceled on the closing date, and the letters of credit outstanding against the Series 2019-1 Class A-1 Notes were transferred to the Series 2021-1 Class A-1 Notes.

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

Debt Issuance Costs

During 2021, 2020 and 2019, the Company incurred debt issuance costs of $20,873, $2,122 and $14,008 in connection with the June 2021 refinancing transaction, the issuance of the 2020-1 Class A-1 Notes and the June 2019 refinancing transaction, respectively. The debt issuance costs are being amortized to “Interest expense, net” through the anticipated repayment dates of the Class A-2 Notes utilizing the effective interest rate method. As of January 2, 2022, the effective interest rates, including the amortization of debt issuance costs, were 4.1%, 4.0%, 4.2%, 2.6% and 2.9% for the Series 2018-1 Class A-2-II Notes, Series 2019-1 Class A-2-I Notes, Series 2019-1 Class A-2-II Notes, Series 2021-1 Class A-2-I Notes and Series 2021 Class A-2-II Notes, respectively.

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

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6,000, which bears interest at the Bank of Montreal Prime Rate. Borrowings under the facility are guaranteed by Wendy’s. In March 2020, the Company drew down C$5,500 under the revolving credit facility, which the Company fully repaid through repayments of C$3,000 in the fourth quarter of 2020 and C$2,500 in the first quarter of 2021. As of January 2, 2022, the Company had no outstanding borrowings under the Canadian revolving credit facility.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000, which was established to support the advertising fund operations and bears interest at LIBOR plus 2.15%. Borrowings under the line of credit are guaranteed by Wendy’s. During 2020, the Company borrowed and repaid $29,397 under the revolving line of credit. There were no borrowings or repayments under the line of credit during 2021. As of January 2, 2022, the Company had no outstanding borrowings under the revolving line of credit.

The increased borrowings in 2020 were taken as precautionary measures to provide enhanced financial flexibility considering the uncertain market conditions arising from the COVID-19 pandemic.

Interest Expense

Interest expense on the Company’s long-term debt was $98,356, $106,116 and $105,829 during 2021, 2020 and 2019, respectively, which was recorded to “Interest expense, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Pledged Assets

The following is a summary of the Company’s assets pledged as collateral for certain debt:

Year End
January 2, 2022
Cash and cash equivalents	$29,201
Restricted cash and other assets (including long-term)	27,193
Accounts and notes receivable, net	41,964
Inventories	5,180
Properties	59,717
Other intangible assets	1,026,736
$1,189,991

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	Year End
	January 2, 2022		January 3, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$—	$—	$75,067	$75,067	Level 1
Other investments in equity securities (a)	10,000	10,000	—	—	Level 2

Financial liabilities
Series 2021-1 Class A-2-I Notes (b)	447,750	439,283	—	—	Level 2
Series 2021-1 Class A-2-II Notes (b)	646,750	642,352	—	—	Level 2
Series 2019-1 Class A-2-I Notes (b)	368,000	381,579	386,000	409,778	Level 2
Series 2019-1 Class A-2-II Notes (b)	414,000	439,792	434,250	469,555	Level 2
Series 2018-1 Class A-2-I Notes (b)	—	—	436,500	450,381	Level 2
Series 2018-1 Class A-2-II Notes (b)	456,000	473,693	460,750	491,021	Level 2
Series 2015-1 Class A-2-III Notes (b)	—	—	473,750	481,851	Level 2
Canadian revolving credit facility	—	—	1,962	1,962	Level 2
7% debentures, due in 2025 (b)	85,175	101,142	83,998	98,775	Level 2
_______________

(a)The fair value of our other investments in equity securities is based on our review of information provided by the investment manager, which is based on observable price changes in orderly transactions for an identical or similar investment of the same issuer.

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

		Fair Value Measurements			2021 Total Losses
	January 2, 2022	Level 1	Level 2	Level 3
Held and used	$1,618	$—	$—	$1,618	$2,051
Held for sale	371	—	—	371	200
Total	$1,989	$—	$—	$1,989	$2,251

		Fair Value Measurements			2020 Total Losses
	January 3, 2021	Level 1	Level 2	Level 3
Held and used	$2,653	$—	$—	$2,653	$7,586
Held for sale	855	—	—	855	451
Total	$3,508	$—	$—	$3,508	$8,037

(14) Income Taxes

Income before income taxes is set forth below:

	Year Ended
	2021	2020	2019
Domestic	$228,756	$149,046	$160,474
Foreign (a)	11,822	3,749	11,007
	$240,578	$152,795	$171,481
_______________

(a)Excludes foreign income of domestic subsidiaries.

The (provision for) benefit from income taxes is set forth below:

	Year Ended
	2021	2020	2019
Current:
U.S. federal	$(38,416)	$(16,176)	$(18,421)
State	(7,039)	(3,723)	(6,093)
Foreign	(8,512)	(4,798)	(9,190)
Current tax provision	(53,967)	(24,697)	(33,704)
Deferred:
U.S. federal	(52)	(6,707)	1,585
State	15,993	(3,185)	(2,449)
Foreign	(2,160)	(374)	27
Deferred tax (provision) benefit	13,781	(10,266)	(837)
Income tax provision	$(40,186)	$(34,963)	$(34,541)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Deferred tax assets (liabilities) are set forth below:

	Year End
	January 2, 2022	January 3, 2021
Deferred tax assets:
Operating and finance lease liabilities	$368,932	$365,005
Net operating loss and credit carryforwards	60,620	62,210
Deferred revenue	23,636	24,303
Unfavorable leases	19,060	23,511
Accrued compensation and related benefits	18,487	16,443
Accrued expenses and reserves	6,763	7,673
Other	7,586	5,869
Valuation allowances	(38,277)	(49,968)
Total deferred tax assets	466,807	455,046
Deferred tax liabilities:
Operating and finance lease assets	(341,681)	(332,515)
Intangible assets	(290,088)	(301,969)
Fixed assets	(63,936)	(63,826)
Other	(38,812)	(37,491)
Total deferred tax liabilities	(734,517)	(735,801)
	$(267,710)	$(280,755)

The amounts and expiration dates of net operating loss and tax credit carryforwards are as follows:

	Amount	Expiration
Tax credit carryforwards:
U.S. federal foreign tax credits	$15,309	2022-2032
State tax credits	593	2022-2023
Foreign tax credits of non-U.S. subsidiaries	4,159	Indefinite
Total	$20,061

Net operating loss carryforwards (pre-tax):
State and local net operating loss carryforwards	$1,131,604	2022-Indefinite
Foreign net operating loss carryforwards	6,962	Indefinite
Total	$1,138,566

The Company’s valuation allowances of $38,277 and $49,968 as of January 2, 2022 and January 3, 2021, respectively, relate primarily to foreign and state tax credit and net operating loss carryforwards. Valuation allowances decreased $11,691 during 2021 and increased $4,785 and $3,008 during 2020 and 2019, respectively. The decrease in 2021 resulted primarily from a 2021 change in state tax law, which resulted in a one-time reduction in previously recorded valuation allowances against our deferred state tax assets of $12,606. Additionally, the relative presence of Company-operated restaurants in various states impacts expected future state taxable income available to utilize state net operating loss carryforwards.

The current portion of refundable income taxes was $11,901 and $5,399 as of January 2, 2022 and January 3, 2021, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of January 2, 2022 and January 3, 2021.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The reconciliation of income tax computed at the U.S. federal statutory rate of 21% to reported income tax is set forth below:

	Year Ended
	2021	2020	2019
Income tax provision at the U.S. federal statutory rate	$(50,521)	$(32,087)	$(36,011)
State income tax provision, net of U.S. federal income tax effect	(6,256)	(4,664)	(6,470)
Prior years’ tax matters (a)	1,820	1,761	6,135
Excess federal tax benefits from share-based compensation	7,160	5,338	5,841
Foreign and U.S. tax effects of foreign operations	(5)	(397)	250
Valuation allowances (b)	11,807	(4,593)	(2,833)
Non-deductible goodwill (c)	(947)	—	—
Tax credits	1,028	1,901	879
Non-deductible executive compensation	(3,810)	(1,973)	(1,925)
Unrepatriated earnings	(282)	(283)	(402)
Non-deductible expenses and other	(180)	34	(5)
	$(40,186)	$(34,963)	$(34,541)
_______________

(a)2019 primarily relates to a reduction in unrecognized tax benefits due to a lapse of statute of limitations.

(b)2021 primarily relates to the $12,606 benefit resulting from the state tax law change described above. The effect of the tax law change also included $840 of additional deferred tax expense included in the State income tax provision line item, for a total of $11,766.

(c)Related to the sale of the New York Company-operated restaurants (including Manhattan). See Note 4 for further information.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years 2009 through 2019 have been settled. The statute of limitations for the Company’s state tax returns vary, but generally the Company’s state income tax returns from its 2018 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

Unrecognized Tax Benefits

As of January 2, 2022, the Company had unrecognized tax benefits of $18,849, which, if resolved favorably would reduce income tax expense by $14,890. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year Ended
	2021	2020	2019
Beginning balance	$20,973	$22,323	$27,632
Additions:
Tax positions of current year	157	322	1,356
Tax positions of prior years	—	—	—
Reductions:
Tax positions of prior years	(2,015)	(1,183)	(227)
Settlements	(46)	(119)	—
Lapse of statute of limitations	(220)	(370)	(6,438)
Ending balance	$18,849	$20,973	$22,323

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The reductions in unrecognized tax benefits in 2021 and 2020 were primarily related to decreases as a result of settlements with various taxing jurisdictions. The additions in unrecognized tax benefits in 2019 was primarily related to the uncertainty of the income tax consequences of a cash settlement related to a previously held investment.

During 2022, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $98 due primarily to the lapse of statutes of limitations and expected settlements.

During 2021, 2020 and 2019, the Company recognized $138, $159 and $(489) of expense (income) for interest and $37, $81 and $81 of income for penalties, respectively, related to uncertain tax positions. The Company has $975 and $873 accrued for interest and $0 and $37 accrued for penalties as of January 2, 2022 and January 3, 2021, respectively.

(15) Stockholders’ Equity

Dividends

During 2021, 2020 and 2019, the Company paid dividends per share of $0.43, $0.29 and $0.42, respectively.

Treasury Stock

There were 470,424 shares of common stock issued at the beginning and end of 2021, 2020 and 2019. Treasury stock activity for 2021, 2020 and 2019 was as follows:

	Year Ended
	2021	2020	2019
Number of shares at beginning of year	246,156	245,535	239,191
Repurchases of common stock	11,487	3,512	10,158
Common shares issued:
Stock options, net	(2,657)	(2,358)	(2,912)
Restricted stock, net	(337)	(465)	(834)
Director fees	(17)	(15)	(14)
Other	(57)	(53)	(54)
Number of shares at end of year	254,575	246,156	245,535

Repurchases of Common Stock

In February 2020, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible. As previously announced, beginning in March 2020, the Company temporarily suspended all share repurchase activity under the February 2020 authorization in connection with the Company’s response to the COVID-19 pandemic. In July 2020, the Company’s Board of Directors approved an extension of the February 2020 authorization by one year, through February 28, 2022. The Company resumed share repurchases in August 2020. In addition, in May 2021, August 2021, and November 2021, the Board of Directors approved increases of $50,000, $70,000 and $80,000, respectively, to the February 2020 authorization, resulting in an aggregate authorization of $300,000 that continued to expire on February 28, 2022. In November 2021, the Company entered into an accelerated share repurchase agreement (the “2021 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the Company’s existing share repurchase program. Under the 2021 ASR Agreement, the Company paid the financial institution an initial purchase price of $125,000 in cash and received an initial delivery of 4,910 shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2021 ASR Agreement. In February 2022, the Company completed the 2021 ASR Agreement and received an additional 715 shares of common stock. The total number of shares of common stock ultimately purchased by the Company under the 2021 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2021 ASR Agreement, less an agreed upon discount. In total, 5,625 shares were delivered under the 2021 ASR Agreement at an average purchase price of $22.22 per share.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
In addition to the shares repurchased in connection with the 2021 ASR Agreement, during 2021, the Company repurchased 6,577 shares with an aggregate purchase price of $142,715, excluding commissions of $93, under the February 2020 repurchase authorization. After taking into consideration these repurchases, with the completion of the 2021 ASR Agreement in February 2022 described above, the Company completed the February 2020 authorization.

In February 2022, our Board of Directors authorized the repurchase of up to $100,000 of our common stock through February 28, 2023, when and if market conditions warrant and to the extent legally permissible.

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

In addition to the shares repurchased in connection with the 2019 ASR Agreement, during 2019, the Company repurchased 6,107 shares with an aggregate purchase price of $117,685, of which $1,801 was accrued at December 29, 2019, and excluding commissions of $86, under the February 2019 authorization and the Company’s November 2018 authorization for up to $220,000 of our common stock through December 27, 2019.

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout 2021, 2020 and 2019.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Year Ended
	2021	2020	2019
Balance at beginning of period	$(49,641)	$(53,828)	$(61,673)
Foreign currency translation	1,441	4,187	7,845
Balance at end of period	$(48,200)	$(49,641)	$(53,828)

(16) Share-Based Compensation

The Company has the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance compensation awards to current or prospective employees, directors, officers, consultants or advisors. During 2020, the Company’s Board of Directors and its stockholders approved the adoption of the 2020 Omnibus Award Plan (the “2020 Plan”) for the issuance of equity instruments as described above. The Company’s previous 2010 Omnibus Award Plan (as amended, the “2010 Plan”) expired in accordance with its terms in 2020. All equity grants in 2021

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
were issued from the 2020 Plan. Equity grants in 2020 were issued from both the 2020 Plan and the 2010 Plan. All equity grants during 2019 were issued from the 2010 Plan. The 2020 Plan is currently the only equity plan from which future equity awards may be granted, but outstanding awards granted under the 2010 Plan will continue to be governed by the terms of the 2010 Plan. As of January 2, 2022, there were approximately 22,425 shares of common stock available for future grants under the 2020 Plan. During the periods presented in the consolidated financial statements, the Company settled all exercises of stock options and vesting of restricted shares, including performance shares, with treasury shares.

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

The following table summarizes stock option activity during 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 3, 2021	11,242	$16.06
Granted	1,435	23.70
Exercised	(2,746)	11.38
Forfeited and/or expired	(73)	21.27
Outstanding at January 2, 2022	9,858	$18.44	6.94	$55,337
Vested or expected to vest at January 2, 2022	9,727	$18.38	6.91	$53,197
Exercisable at January 2, 2022	6,514	$16.43	6.00	$48,372

The total intrinsic value of options exercised during 2021, 2020 and 2019 was $39,522, $28,111 and $26,947, respectively. The weighted average grant date fair value of stock options granted during 2021, 2020 and 2019 was $6.33, $6.02 and $3.40, respectively.

The weighted average grant date fair value of stock options was determined using the following assumptions:

	2021	2020	2019
Risk-free interest rate	0.70%	0.22%	1.57%
Expected option life in years	4.50	4.50	4.50
Expected volatility	38.00%	38.02%	23.55%
Expected dividend yield	2.03%	1.72%	2.03%

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

The following table summarizes activity of Restricted Shares during 2021:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 3, 2021	1,089	$19.01
Granted	365	23.27
Vested	(304)	18.69
Forfeited	(56)	21.08
Non-vested at January 2, 2022	1,094	$20.09

The total fair value of Restricted Shares that vested in 2021, 2020 and 2019 was $7,048, $8,634 and $9,996, respectively.

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

The fair values of the performance condition awards granted in 2021, 2020 and 2019 were determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal.

The fair value of market condition awards granted in 2021, 2020 and 2019 were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the trading price of our common stock on the date of grant.

The input variables are noted in the table below:

	2021	2020	2019
Risk-free interest rate	0.20%	1.38%	2.51%
Expected life in years	3.00	3.00	3.00
Expected volatility	49.47%	23.26%	23.19%
Expected dividend yield (a)	0.00%	0.00%	0.00%
_______________

(a)The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table summarizes activity of performance shares at Target during 2021:

	Performance Condition Awards		Market Condition Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 3, 2021	429	$19.06	346	$23.65
Granted	209	20.21	187	22.96
Dividend equivalent units issued (a)	10	20.48	8	24.53
Vested (b)	(88)	15.65	(119)	15.65
Forfeited	(55)	15.65	—	—
Non-vested at January 2, 2022	505	$20.48	422	$24.52
_______________

(a)Dividend equivalent units are issued in lieu of cash dividends for non-vested performance shares. There is no weighted average fair value associated with dividend equivalent units.

(b)Market condition awards exclude the vesting of an additional 52 shares, which resulted from the performance of the awards exceeding Target.

The total fair value of performance condition awards that vested in 2021, 2020 and 2019 was $1,784, $3,447 and $7,720, respectively. The total fair value of market condition awards that vested in 2021, 2020 and 2019 was $3,498, $4,910 and $7,135, respectively.

Modifications of Share-Based Awards

During 2020 and 2019, the Company modified the terms of awards granted to seven and ten employees, respectively, in connection with its Operations and Field Realignment Plan, IT Realignment Plan and G&A Realignment Plan discussed in Note 5. These modifications resulted in the accelerated vesting of certain stock options in connection with the termination of such employees. As a result, during 2020 and 2019, the Company recognized an increase in share-based compensation of $621 and $1,011, respectively, which was included in “Reorganization and realignment costs.” The Company did not modify the terms of any awards during 2021.

Share-Based Compensation

Total share-based compensation and the related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

	Year Ended
	2021	2020	2019
Stock options	$9,256	$8,499	$7,685
Restricted shares (a)	6,677	6,507	5,762
Performance shares:
Performance condition awards	2,861	782	2,195
Market condition awards	3,225	2,521	2,023
Modifications, net	—	621	1,011
Share-based compensation	22,019	18,930	18,676
Less: Income tax benefit	(2,790)	(2,958)	(2,990)
Share-based compensation, net of income tax benefit	$19,229	$15,972	$15,686
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(a)2021, 2020 and 2019 include $19, $213 and $396, respectively, related to retention awards in connection with the Company’s G&A Realignment Plan, which is included in “Reorganization and realignment costs.” See Note 5 for further information.

As of January 2, 2022, there was $29,337 of total unrecognized share-based compensation, which will be recognized over a weighted average amortization period of 2.06 years.

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

	Year Ended
	2021	2020	2019
Company-operated restaurants	$1,862	$7,586	$294
Restaurants leased or subleased to franchisees	189	—	5,308
Surplus properties	200	451	1,397
	$2,251	$8,037	$6,999

(18) Investment Income (Loss), Net

	Year Ended
	2021	2020	2019
Gain on sale of investments, net (a)	$63	$—	$24,496
Impairment loss on other investments in equity securities	—	(471)	—
Other, net	(24)	246	1,102
	$39	$(225)	$25,598
_______________

(a)In October 2019, the Company received a $25,000 cash settlement related to a previously held investment. As a result, the Company recorded $24,366 to “Investment income (loss), net” and $634 to “General and administrative” for the reimbursement of related costs.

(19) Retirement Benefit Plans

401(k) Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for employees who meet certain minimum requirements and elect to participate. The 401(k) Plan permits employees to contribute up to 75% of their compensation, subject to certain limitations, and provides for matching employee contributions up to 4% of compensation and for discretionary profit sharing contributions. In connection with the matching and profit sharing contributions, the Company recognized compensation expense of $4,583, $5,175 and $4,631 in 2021, 2020 and 2019, respectively.

Wendy’s Executive Plans

In conjunction with the Wendy’s Merger, amounts due under supplemental executive retirement plans (collectively, the “SERP”) were funded into a restricted account. As of January 1, 2011, participation in the SERP was frozen to new entrants

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
and future contributions, and existing participants’ balances only earn annual interest. The corresponding SERP liabilities are included in “Accrued expenses and other current liabilities” and “Other liabilities” and, in the aggregate, were $294 and $432 as of January 2, 2022 and January 3, 2021, respectively.

The Company has a non-qualified, unfunded deferred compensation plan for management and highly compensated employees, whereby participants may defer all or a portion of their base compensation and certain incentive awards on a pre-tax basis. The Company credits the amounts deferred with earnings based on the investment options selected by the participants. The Company may also make discretionary contributions to the plan. The total of participant deferrals was $1,455 and $1,108 at January 2, 2022 and January 3, 2021, respectively, which are included in “Other liabilities.”

(20) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At January 2, 2022, Wendy’s and its franchisees operated 6,949 Wendy’s restaurants. Of the 408 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 159 restaurants, owned the building and held long-term land leases for 141 restaurants and held leases covering the land and building for 108 restaurants. Wendy’s also owned 485 and leased 1,235 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

Company as Lessee

The components of lease cost for 2021, 2020 and 2019 are as follows:

	Year Ended
	2021	2020	2019
Finance lease cost:
Amortization of finance lease assets	$13,992	$13,395	$11,241
Interest on finance lease liabilities	41,419	40,682	37,012
	55,411	54,077	48,253
Operating lease cost	89,283	91,475	90,537
Variable lease cost (a)	63,853	59,076	58,978
Short-term lease cost	5,102	4,641	4,717
Total operating lease cost (b)	158,238	155,192	154,232
Total lease cost	$213,649	$209,269	$202,485
_______________

(a)Includes expenses for executory costs of $39,646, $38,652, and $37,758 for 2021, 2020 and 2019, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $132,158, $125,553 and $123,899 for 2021, 2020 and 2019, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $23,558, $26,866 and $27,419 for 2021, 2020 and 2019, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table includes supplemental cash flow and non-cash information related to leases:

	Year Ended
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$42,277	$39,349	$39,887
Operating cash flows from operating leases	91,930	85,689	91,824
Financing cash flows from finance leases	13,640	8,383	6,835
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	82,032	34,918	50,061
Operating lease liabilities	58,770	18,327	15,411

The following table includes supplemental information related to leases:

	Year End
	January 2, 2022	January 3, 2021
Weighted-average remaining lease term (years):
Finance leases	15.8	16.2
Operating leases	14.1	14.6

Weighted average discount rate:
Finance leases	8.91%	9.54%
Operating leases	4.94%	5.06%

Supplemental balance sheet information:
Finance lease assets, gross	$307,965	$261,308
Accumulated amortization	(63,686)	(55,155)
Finance lease assets	244,279	206,153
Operating lease assets	812,620	821,480

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of January 2, 2022:

	Finance Leases		Operating Leases
Fiscal Year	Company-Operated	Franchise and Other	Company-Operated	Franchise and Other
2022	$6,361	$51,720	$20,521	$69,692
2023	6,317	52,957	20,989	69,158
2024	6,410	53,383	20,956	69,133
2025	6,610	53,876	20,745	68,910
2026	6,754	55,117	21,198	68,093
Thereafter	84,693	624,335	192,250	630,404
Total minimum payments	$117,145	$891,388	$296,659	$975,390
Less interest	(41,554)	(391,879)	(82,860)	(288,546)
Present value of minimum lease payments (a) (b)	$75,591	$499,509	$213,799	$686,844
_______________

(a)The present value of minimum finance lease payments of $15,513 and $559,587 are included in “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively.

(b)The present value of minimum operating lease payments of $47,315 and $853,328 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

Company as Lessor

The components of lease income for 2021, 2020 and 2019 are as follows:

	Year Ended
	2021	2020	2019
Sales-type and direct-financing leases:
Selling profit	$4,244	$1,995	$2,285
Interest income (a)	30,648	29,067	26,333

Operating lease income	173,442	174,452	176,629
Variable lease income	63,213	58,196	56,436
Franchise rental income (b)	$236,655	$232,648	$233,065
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $174,327, $169,921 and $171,126 recognized during 2021, 2020 and 2019, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $39,650, $38,636 and $37,739 for 2021, 2020 and 2019, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table illustrates the Company’s future minimum rental receipts for non-cancelable leases and subleases as of January 2, 2022:

	Sales-Type and Direct Financing Leases		Operating Leases
Fiscal Year	Subleases	Owned Properties	Subleases	Owned Properties
2022	$33,883	$2,543	$110,714	$53,076
2023	34,933	2,589	111,330	53,384
2024	36,929	2,599	111,591	54,490
2025	35,803	2,717	111,102	55,086
2026	36,950	2,887	110,537	56,845
Thereafter	438,518	31,876	1,020,240	647,591
Total future minimum receipts	617,016	45,211	$1,575,514	$920,472
Unearned interest income	(331,403)	(24,851)
Net investment in sales-type and direct financing leases (a)	$285,613	$20,360
_______________

(a)The present value of minimum sales-type and direct financing rental receipts of $6,266 and $299,707 are included in “Accounts and notes receivable, net” and “Net investment in sales-type and direct financing leases,” respectively. The present value of minimum sales-type and direct financing rental receipts includes a net investment in unguaranteed residual assets of $549.

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	Year End
	January 2, 2022	January 3, 2021
Land	$258,513	$279,956
Buildings and improvements	288,782	309,605
Restaurant equipment	1,701	1,701
	548,996	591,262
Accumulated depreciation and amortization	(173,243)	(170,722)
	$375,753	$420,540

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $90,649 as of January 2, 2022. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of January 2, 2022. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of January 2, 2022.

Insurance

Wendy’s is self-insured for most workers’ compensation losses and purchases insurance for general liability and automotive liability losses, all subject to a $500 per occurrence retention or deductible limit. Wendy’s determines its liability for claims incurred but not reported for the insurance liabilities on an actuarial basis. As of January 2, 2022, the Company had $18,590 recorded for these insurance liabilities. Wendy’s is self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations and determines its liability for health care claims incurred but not reported based on historical claims runoff data. As of January 2, 2022, the Company had $2,966 recorded for these health care insurance liabilities.

Letters of Credit

As of January 2, 2022, the Company had outstanding letters of credit with various parties totaling $22,251. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Class A-1 Notes. See Note 12 for further information. We do not expect any material loss to result from these letters of credit.

Purchase and Capital Commitments

Beverage Agreement

The Company has an agreement with a beverage vendor, which provides fountain beverage products and certain marketing support funding to the Company and its franchisees. This agreement requires minimum purchases of certain fountain beverages (“Fountain Beverages”) by the Company and its franchisees at agreed upon prices until the total contractual gallon volume usage is reached. This agreement also provides for an annual advance to be paid to the Company based on the vendor’s expectation of the Company’s annual Fountain Beverages usage, which is amortized over actual usage during the year. In January 2019, the Company amended its contract with the beverage vendor, which now expires at the later of reaching a minimum usage requirement or December 31, 2025. Beverage purchases made by the Company under this agreement during 2021, 2020 and 2019 were $9,709, $10,986 and $11,440, respectively. The Company estimates future annual purchases to be approximately $10,700 in 2022, $10,800 in 2023, $11,100 in 2024 and $11,400 in 2025 based on current pricing and the expected ratio of usage at Company-operated restaurants to franchised restaurants. As of January 2, 2022, $4,325 is due to the beverage vendor and is included in “Accounts payable,” principally for annual estimated payments that exceeded usage under this agreement.

IT Services Agreement

In December 2019, the Company entered into an agreement to partner with a third-party global IT consultant on the Company’s new IT organization structure to leverage the consultant’s global capabilities, which the Company believes will enable a more seamless integration between its digital and corporate IT assets. Costs incurred by the Company under this agreement were $20,053, $16,961 and $1,386 during 2021, 2020 and 2019, respectively. The Company’s unconditional purchase obligations under the agreement are approximately $17,100 in 2022, $14,700 in 2023, $13,800 in 2024 and $7,100 in 2025. As of January 2, 2022, $1,899 is due to the consultant and is included in “Accrued expenses and other current liabilities.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Marketing Agreement

The Company has an agreement with two national broadcasters that grants the Company certain marketing and media rights. Costs incurred by the Company under this agreement were approximately $15,000 and $11,000 in 2021 and 2019, respectively, which are included in “Advertising funds expense.” No costs were incurred under this agreement in 2020. The Company’s unconditional purchase obligations under the agreement are approximately $12,900 in 2022, $13,400 in 2023 and $12,700 in 2024.

(22) Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties:

	Year Ended
	2021	2020	2019
Transactions with QSCC:
Wendy’s Co-op (a)	$279	$—	$504
Rental receipts (b)	217	217	217
TimWen lease and management fee payments (c)	$18,687	$16,130	$16,660
Yellow Cab royalty, advertising fund, lease and other income (d)	$9,869	$1,090	$—
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

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $279 and $504 in 2021 and 2019, respectively, which are included as a reduction of “Cost of sales.” There were no patronage dividends recorded during 2020.

(b)Pursuant to a lease agreement, Wendy’s leased 14,493 square feet of office space to QSCC for an annual base rental of $217. The lease was amended in June 2021 to increase both the leased square footage to 18,774 and the annual base rental to $250, subject to annual increases, and to extend the lease term through January 31, 2027. The Company received $217 of lease payments from QSCC during each of 2021, 2020 and 2019, which has been recorded to “Franchise rental income.”

TimWen Lease and Management Fee Payments

(c)A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $18,906, $16,339 and $16,867 under these lease agreements during 2021, 2020 and 2019, respectively. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $219, $209 and $207 during 2021, 2020 and 2019, respectively, which has been included as a reduction to “General and administrative.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Transactions with Yellow Cab

(d)Certain family members and affiliates of Mr. Nelson Peltz, our Chairman, and Mr. Peter May, our Senior Vice Chairman, as well as Mr. Matthew Peltz, our Vice Chairman, hold indirect, minority ownership interests in operating companies managed by Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee, that as of January 2, 2022 owned and operated 84 Wendy’s restaurants (including 54 restaurants acquired from NPC during the first quarter of 2021 as described below). During 2021 and the fourth quarter of 2020, the Company recognized $9,869 and $1,090, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. As of January 2, 2022, $974 was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

In November 2020, the Company submitted a consortium bid together with a group of pre-qualified franchisees (of which Yellow Cab was a member) to acquire the Wendy’s restaurants owned by NPC, formerly the Company’s largest franchisee, which filed for chapter 11 bankruptcy in July 2020. As part of the consortium bid, in November 2020, the Company received deposits from each of the pre-qualified franchisees (including Yellow Cab), which amounts were transferred to a third-party escrow account pending resolution of the bankruptcy sale process. On January 7, 2021, following a court-approved mediation process, Yellow Cab was selected as the purchaser for 54 of NPC’s Wendy’s restaurants. In March 2021, Yellow Cab closed on its acquisition of these restaurants and its deposit was applied against the purchase price for the restaurants. See Note 3 for further information.

(23) Legal and Environmental Matters

The Company is involved in litigation and claims incidental to our business. We provide accruals for such litigation and claims when we determine it is probable that a liability has been incurred and the loss is reasonably estimable. We believe we have adequate accruals for all of our legal and environmental matters. We cannot estimate the aggregate possible range of loss for our existing litigation and claims for various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur and/or significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows of a particular reporting period.

Certain of the Company’s present and former directors have been named in two putative stockholder derivative complaints arising out of the cybersecurity incidents that affected certain of our franchisees in 2015 and 2016.  The first case, brought by James Graham in the U.S. District Court for the Southern District of Ohio (the “Graham Case”), asserts claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and gross mismanagement, and additionally names one non-director executive officer of the Company.  The second case, brought by Thomas Caracci in the U.S. District Court for the Southern District of Ohio (the “Caracci Case”), asserts claims of breach of fiduciary duty and violations of Section 14(a) and Rule 14a-9 of the Securities Exchange Act of 1934.  Collectively, the plaintiffs seek a judgment on behalf of the Company for all damages incurred or that will be incurred as a result of the alleged wrongful acts or omissions, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the named individual defendants, a judgment directing the Company to reform its governance and internal procedures, attorneys’ fees and other costs.  The Graham Case and the Caracci Case were consolidated and on December 21, 2018, the court issued an order naming Graham and his counsel as lead in the case. On January 31, 2019, Graham filed a consolidated verified stockholder derivative complaint with the court. On January 24, 2020, the court issued an order granting preliminary approval of the settlement, which consists of certain corporate governance undertakings and the payment of plaintiffs’ attorneys’ fees and expenses up to $950 (covered by applicable insurance). On September 15, 2021, the court issued an order granting final approval of the settlement, with the final judgment entered on September 24, 2021. On October 20, 2021, Thomas Caracci filed a Notice of Appeal.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Restricted assets and related liabilities of the Advertising Funds at January 2, 2022 and January 3, 2021 are as follows:

	Year End
	January 2, 2022	January 3, 2021
Cash and cash equivalents	$89,993	$77,279
Accounts receivable, net	65,497	63,252
Other assets	4,328	1,775
Advertising funds restricted assets	$159,818	$142,306

Accounts payable	$136,043	$123,064
Accrued expenses and other current liabilities	21,858	17,447
Advertising funds restricted liabilities	$157,901	$140,511

Advertising expenses included in “Cost of sales” totaled $31,617, $29,671 and $29,954 in 2021, 2020 and 2019, respectively.

(25) Geographic Information

The table below presents revenues and properties information by geographic area:

	U.S.	International	Total
2021
Revenues	$1,771,997	$125,001	$1,896,998
Properties	856,841	50,026	906,867

2020
Revenues	$1,635,696	$98,129	$1,733,825
Properties	879,806	36,083	915,889

2019
Revenues	$1,606,619	$102,383	$1,709,002
Properties	941,607	35,393	977,000

(26) Segment Information

The Company is comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Wendy’s International includes the operation and franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our TimWen real estate joint venture. In addition, Global Real Estate & Development earns fees from facilitating Franchise Flips and providing other development-related services to franchisees. The Company measures segment profit using segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Segment adjusted EBITDA excludes certain unallocated general and administrative expenses and other items that vary from period to period without correlation to the Company’s core operating performance. When the Company’s chief operating decision maker reviews balance sheet information, it is at a consolidated level. The accounting policies of the Company’s segments are the same as those described in Note 1.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Revenues by segment are as follows:

	Year Ended
	2021	2020	2019
Wendy’s U.S.	$1,567,496	$1,431,382	$1,404,307
Wendy’s International	86,369	65,642	68,198
Global Real Estate & Development	243,133	236,801	236,497
Total revenues	$1,896,998	$1,733,825	$1,709,002

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Year Ended
	2021	2020	2019
Wendy’s U.S. (a)	$450,117	$393,314	$369,193
Wendy’s International	27,386	20,119	20,246
Global Real Estate & Development	106,113	100,731	107,116
Total segment profit	583,616	514,164	496,555
Unallocated franchise support and other costs	(753)	—	—
Advertising funds surplus	2,770	2,904	1,337
Unallocated general and administrative (b)	(116,273)	(94,256)	(81,230)
Depreciation and amortization	(125,540)	(132,775)	(131,693)
System optimization gains, net	33,545	3,148	1,283
Reorganization and realignment costs	(8,548)	(16,030)	(16,965)
Impairment of long-lived assets	(2,251)	(8,037)	(6,999)
Unallocated other operating income, net	394	190	291
Interest expense, net	(109,185)	(117,737)	(115,971)
Loss on early extinguishment of debt	(17,917)	—	(8,496)
Investment income (loss), net	39	(225)	25,598
Other income, net	681	1,449	7,771
Income before income taxes	$240,578	$152,795	$171,481
_______________

(a)Includes advertising funds expense of $25,000 and $14,600 for 2021 and 2020, respectively, related to the Company funding of incremental advertising to support the breakfast daypart.

(b)Includes corporate overhead costs, such as employee compensation and related benefits.

Net income (loss) of our equity method investments for the Brazil JV and TimWen are included in segment profit for the Wendy’s International and Global Real Estate & Development segments, respectively. Net income (loss) of equity method investments by segment was as follows:

	Year Ended
	2021	2020	2019
Wendy’s International	$—	$(417)	$(1,022)
Global Real Estate & Development	11,203	6,513	9,695
Total net income of equity method investments	$11,203	$6,096	$8,673

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 2, 2022. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of January 2, 2022, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of January 2, 2022. The assessment was performed using the criteria for effective internal control reflected in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for the Company, the management of the Company believes that as of January 2, 2022, internal control over financial reporting of the Company was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated March 1, 2022 on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Wendy’s Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Wendy’s Company and subsidiaries (the “Company”) as of January 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 2, 2022, of the Company and our report dated March 1, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Columbus, Ohio
March 1, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to May 2, 2022 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

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

4.3
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

4.4
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

4.5
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

4.6
First Supplement, dated as of February 10, 2017, to the Base Indenture, dated as of June 1, 2015, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.3 of The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2017 (SEC file no. 001-02207).

4.7
Second Supplement to Base Indenture, dated as of January 17, 2018, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.2 of The Wendy’s Company Current Report on Form 8-K filed on January 17, 2018 (SEC file no. 001-02207).

EXHIBIT NO.	DESCRIPTION
4.8
Third Supplement to Base Indenture, dated as of February 4, 2019, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.6 of The Wendy’s Company Form 10-K for the fiscal year ended December 30, 2018 (SEC file no. 001-02207).

4.9
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

4.11
Sixth Supplement to the Base Indenture, dated as of January 3, 2021, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.11 of The Wendy's Company Form 10-K for the fiscal year ended January 3, 2021 (SEC file no. 001-02207).

4.12
Seventh Supplement to the Base Indenture, dated as of June 22, 2021, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.2 of The Wendy’s Company Current Report on Form 8-K filed on June 23, 2021 (SEC file no. 001-02207).

4.13	Description of Securities of the Registrant.*
10.1	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).**
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

10.7
Form of Long-Term Performance Unit Award Agreement for 2020 under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 29, 2020 (SEC file no. 001-02207).**

10.8
Form of Restricted Stock Unit Award Agreement under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-K for the fiscal year ended December 29, 2019 (SEC file no. 001-02207).**

10.9	The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**
10.10
Form of Nonqualified Stock Option Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**

10.11
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
10.14
Form of Long-Term Performance Unit Award Agreement for 2021 under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 4, 2021 (SEC file no. 001-02207).**

10.15
Wendy’s International, LLC Executive Severance Pay Policy, effective as of December 14, 2015, incorporated herein by reference to Exhibit 10.41 to The Wendy’s Company Form 10-K for the fiscal year ended January 3, 2016 (SEC file no. 001-02207).**

10.16
Wendy’s International, LLC Deferred Compensation Plan, effective as of January 1, 2017, incorporated herein by reference to Exhibit 10.34 to The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2017 (SEC file no. 001-02207).**

10.17
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.18
Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010, incorporated herein by reference to Exhibit 10.9 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.19
Amendment No. 2 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.20
Amendment No. 3 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.7 to The Wendy’s Company Form 10-Q for the quarter ended June 28, 2020 (SEC file no. 001-02207).**

10.21
2018-1 Class A-2 Note Purchase Agreement, dated as of December 6, 2017, by and among The Wendy’s Company, the subsidiaries of The Wendy’s Company party thereto and Guggenheim Securities, LLC and Citigroup Global Markets Inc., each acting on behalf of itself and as the representatives of the initial purchasers, incorporated herein by reference by Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on December 6, 2017 (SEC file no. 001-02207).

10.22
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

10.23
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

10.24
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

10.25
Guarantee and Collateral Agreement, dated as of June 1, 2015, by and among Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.26
Management Agreement, dated as of June 1, 2015, by and among Wendy’s Funding, LLC, Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.27
Management Agreement Amendment, dated as of January 17, 2018, by and among Wendy’s Funding, LLC, as Master Issuer, certain subsidiaries of Wendy’s Funding, LLC party thereto, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on January 17, 2018 (SEC file no. 001-02207).

10.28
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

EXHIBIT NO.	DESCRIPTION
10.29
Third Amendment to the Management Agreement, dated as of January 3, 2021, by and among Wendy’s Funding, LLC, as Master Issuer, certain subsidiaries of Wendy’s Funding, LLC party thereto, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.31 of The Wendy's Company Form 10-K for the fiscal year ended January 3, 2021 (SEC file no. 001-02207).

10.30
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

10.34
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.35
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.36
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.37
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).

10.38
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

10.39
Employment Letter between The Wendy’s Company and Todd Penegor dated as of May 8, 2013, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.40
Employment Letter between The Wendy’s Company and Liliana Esposito dated as of May 8, 2014, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.41
Employment Letter between The Wendy’s Company and Kurt Kane dated as of March 27, 2015, incorporated herein by reference to Exhibit 10.8 of The Wendy’s Company Form 10-Q for the quarter ended June 28, 2015 (SEC file no. 001-02207).**

10.42
Employment Letter between The Wendy’s Company and Gunther Plosch dated as of April 7, 2016, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended April 3, 2016 (SEC file no. 001-02207).**

10.43
Employment Letter between The Wendy’s Company and E. J. Wunsch dated as of September 6, 2016, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended October 2, 2016 (SEC file no. 001-02207).**

10.44
Employment Letter between The Wendy’s Company and J. Kevin Vasconi dated as of September 28, 2020, incorporated herein by reference to Exhibit 10.45 of The Wendy's Company Form 10-K for the fiscal year ended January 3, 2021 (SEC file no. 001-02207).**

10.45
Non-Compete and Confidentiality Agreement between The Wendy’s Company and Abigail Pringle dated as of October 27, 2020, incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company Form 10-Q for the quarter ended September 27, 2020 (SEC file no. 001-02207).**

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

10.49
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

10.50
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.51
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.52
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
101
The following financial information from The Wendy’s Company’s Annual Report on Form 10-K for the year ended January 2, 2022 formatted in Inline eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Annual Report on Form 10-K for the year ended January 2, 2022, formatted in Inline XBRL and contained in Exhibit 101.
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

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

THE WENDY’S COMPANY (Registrant)
March 1, 2022	By: /s/ TODD A. PENEGOR
Todd A. Penegor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2022 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Titles
/s/ TODD A. PENEGOR	President, Chief Executive Officer and Director
(Todd A. Penegor)	(Principal Executive Officer)
/s/ GUNTHER PLOSCH	Chief Financial Officer
(Gunther Plosch)	(Principal Financial Officer)
/s/ LEIGH A. BURNSIDE	Senior Vice President, Finance and Chief Accounting Officer
(Leigh A. Burnside)	(Principal Accounting Officer)
/s/ NELSON PELTZ	Chairman and Director
(Nelson Peltz)
/s/ PETER W. MAY	Senior Vice Chairman and Director
(Peter W. May)
/s/ MATTHEW H. PELTZ	Vice Chairman and Director
(Matthew H. Peltz)
/s/ KRISTIN A. DOLAN	Director
(Kristin A. Dolan)
/s/ KENNETH W. GILBERT	Director
(Kenneth W. Gilbert)
/s/ RICHARD H. GOMEZ	Director
(Richard H. Gomez)
/s/ DENNIS M. KASS	Director
(Dennis M. Kass)
/s/ JOSEPH A. LEVATO	Director
(Joseph A. Levato)
/s/ MICHELLE J. MATHEWS-SPRADLIN	Director
(Michelle J. Mathews-Spradlin)
/s/ PETER H. ROTHSCHILD	Director
(Peter H. Rothschild)
/s/ ARTHUR B. WINKLEBLACK	Director
(Arthur B. Winkleblack)