Form 10-Q
period 2022-04-03
Wendy's Co
filed 2022-05-11
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2022

or

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
Yes ☐ No ☒

There were 214,246,760 shares of The Wendy’s Company common stock outstanding as of May 4, 2022.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	April 3, 2022	January 2, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$741,216	$249,438
Restricted cash	32,627	27,535
Accounts and notes receivable, net	118,151	119,540
Inventories	5,945	5,934
Prepaid expenses and other current assets	32,101	30,584
Advertising funds restricted assets	149,787	159,818
Total current assets	1,079,827	592,849
Properties	895,684	906,867
Finance lease assets	242,917	244,279
Operating lease assets	793,727	812,620
Goodwill	775,534	775,278
Other intangible assets	1,273,006	1,280,791
Investments	51,453	49,870
Net investment in sales-type and direct financing leases	302,783	299,707
Other assets	148,168	139,130
Total assets	$5,563,099	$5,101,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,250	$24,250
Current portion of finance lease liabilities	17,211	15,513
Current portion of operating lease liabilities	47,178	47,315
Accounts payable	33,152	41,163
Accrued expenses and other current liabilities	129,168	140,783
Advertising funds restricted liabilities	151,690	157,901
Total current liabilities	407,649	426,925
Long-term debt	2,836,838	2,356,416
Long-term finance lease liabilities	561,238	559,587
Long-term operating lease liabilities	833,466	853,328
Deferred income taxes	271,627	267,710
Deferred franchise fees	88,476	88,102
Other liabilities	109,270	112,918
Total liabilities	5,108,564	4,664,986
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 215,375 and 215,849 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,922,042	2,898,633
Retained earnings	354,681	344,198
Common stock held in treasury, at cost; 255,049 and 254,575 shares, respectively	(2,822,148)	(2,805,268)
Accumulated other comprehensive loss	(47,082)	(48,200)
Total stockholders’ equity	454,535	436,405
Total liabilities and stockholders’ equity	$5,563,099	$5,101,391

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	April 3, 2022	April 4, 2021
	(Unaudited)
Revenues:
Sales	$209,275	$189,057
Franchise royalty revenue and fees	128,976	122,830
Franchise rental income	57,871	58,876
Advertising funds revenue	92,521	89,440
	488,643	460,203
Costs and expenses:
Cost of sales	185,053	156,850
Franchise support and other costs	11,816	7,686
Franchise rental expense	28,936	32,566
Advertising funds expense	97,800	94,238
General and administrative	62,346	52,622
Depreciation and amortization	33,231	31,542
System optimization gains, net	(3,534)	(516)
Reorganization and realignment costs	464	4,934
Impairment of long-lived assets	616	635
Other operating income, net	(2,966)	(3,476)
	413,762	377,081
Operating profit	74,881	83,122
Interest expense, net	(26,365)	(28,786)
Investment income, net	2,111	3
Other income, net	207	126
Income before income taxes	50,834	54,465
Provision for income taxes	(13,432)	(13,099)
Net income	$37,402	$41,366

Net income per share:
Basic	$.17	$.19
Diluted	.17	.18

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended
	April 3, 2022	April 4, 2021
	(Unaudited)
Net income	$37,402	$41,366
Other comprehensive income:
Foreign currency translation adjustment	1,118	2,220
Other comprehensive income	1,118	2,220
Comprehensive income	$38,520	$43,586

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at January 2, 2022	$47,042	$2,898,633	$344,198	$(2,805,268)	$(48,200)	$436,405
Net income	—	—	37,402	—	—	37,402
Other comprehensive income	—	—	—	—	1,118	1,118
Cash dividends	—	—	(26,911)	—	—	(26,911)
Repurchases of common stock, including accelerated share repurchase	—	18,750	—	(18,750)	—	—
Share-based compensation	—	6,348	—	—	—	6,348
Common stock issued upon exercises of stock options	—	237	—	1,354	—	1,591
Common stock issued upon vesting of restricted shares	—	(1,989)	—	459	—	(1,530)
Other	—	63	(8)	57	—	112
Balance at April 3, 2022	$47,042	$2,922,042	$354,681	$(2,822,148)	$(47,082)	$454,535

Balance at January 3, 2021	$47,042	$2,899,276	$238,674	$(2,585,755)	$(49,641)	$549,596
Net income	—	—	41,366	—	—	41,366
Other comprehensive income	—	—	—	—	2,220	2,220
Cash dividends	—	—	(20,156)	—	—	(20,156)
Repurchases of common stock	—	—	—	(56,084)	—	(56,084)
Share-based compensation	—	5,151	—	—	—	5,151
Common stock issued upon exercises of stock options	—	(20)	—	683	—	663
Common stock issued upon vesting of restricted shares	—	(2,996)	—	817	—	(2,179)
Other	—	49	(5)	44	—	88
Balance at April 4, 2021	$47,042	$2,901,460	$259,879	$(2,640,295)	$(47,421)	$520,665

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	April 3, 2022	April 4, 2021
	(Unaudited)
Cash flows from operating activities:
Net income	$37,402	$41,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,231	31,542
Share-based compensation	6,348	5,151
Impairment of long-lived assets	616	635
Deferred income tax	4,527	(1,116)
Non-cash rental expense, net	6,874	10,152
Change in operating lease liabilities	(11,615)	(11,607)
Net receipt of deferred vendor incentives	7,711	6,522
System optimization gains, net	(3,534)	(516)
Distributions received from joint ventures, net of equity in earnings	898	1,409
Long-term debt-related activities, net	1,717	1,677
Cloud computing arrangements expenditures	(4,656)	—
Changes in operating assets and liabilities and other, net	(58,537)	615
Net cash provided by operating activities	20,982	85,830
Cash flows from investing activities:
Capital expenditures	(12,496)	(10,364)
Franchise development fund	(955)	—
Acquisitions	—	4,879
Dispositions	263	3
Notes receivable, net	141	397
Net cash used in investing activities	(13,047)	(5,085)
Cash flows from financing activities:
Proceeds from long-term debt	500,000	—
Repayments of long-term debt	(6,063)	(11,900)
Repayments of finance lease liabilities	(4,076)	(2,659)
Deferred financing costs	(10,209)	—
Repurchases of common stock	—	(55,611)
Dividends	(26,911)	(20,156)
Proceeds from stock option exercises	1,591	972
Payments related to tax withholding for share-based compensation	(1,530)	(2,308)
Net cash provided by (used in) financing activities	452,802	(91,662)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	460,737	(10,917)
Effect of exchange rate changes on cash	305	823
Net increase (decrease) in cash, cash equivalents and restricted cash	461,042	(10,094)
Cash, cash equivalents and restricted cash at beginning of period	366,966	418,241
Cash, cash equivalents and restricted cash at end of period	$828,008	$408,147

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of April 3, 2022 and the results of our operations and cash flows for the three months ended April 3, 2022 and April 4, 2021. The results of operations for the three months ended April 3, 2022 are not necessarily indicative of the results to be expected for the full 2022 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 (the “Form 10-K”).

In March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic. We continue to monitor the dynamic nature of the COVID-19 pandemic on our business, results and financial condition; however, we cannot predict the ultimate duration, scope or severity of the COVID-19 pandemic or its ultimate impact on our results of operations, financial condition and prospects.

The principal 100% owned subsidiary of the Company is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). The Company manages and internally reports its business in the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. See Note 18 for further information.

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

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended April 3, 2022
Sales at Company-operated restaurants	$206,501	$2,774	$—	$209,275
Franchise royalty revenue	97,920	13,825	—	111,745
Franchise fees	15,405	1,271	555	17,231
Franchise rental income	—	—	57,871	57,871
Advertising funds revenue	87,485	5,036	—	92,521
Total revenues	$407,311	$22,906	$58,426	$488,643

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended April 4, 2021
Sales at Company-operated restaurants	$189,057	$—	$—	$189,057
Franchise royalty revenue	96,764	11,570	—	108,334
Franchise fees	11,930	1,443	1,123	14,496
Franchise rental income	—	—	58,876	58,876
Advertising funds revenue	84,203	5,237	—	89,440
Total revenues	$381,954	$18,250	$59,999	$460,203

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	April 3, 2022 (a)	January 2, 2022 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$52,032	$49,168
Receivables, which are included in “Advertising funds restricted assets”	59,596	65,497
Deferred franchise fees (c)	98,429	97,186
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $9,953 and $88,476, respectively, as of April 3, 2022, and $9,084 and $88,102, respectively, as of January 2, 2022.

Significant changes in deferred franchise fees are as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Deferred franchise fees at beginning of period	$97,186	$97,785
Revenue recognized during the period	(2,283)	(4,337)
New deferrals due to cash received and other	3,526	1,799
Deferred franchise fees at end of period	$98,429	$95,247

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2022 (a)	$8,550
2023	6,367
2024	6,184
2025	5,999
2026	5,886
Thereafter	65,443
$98,429
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2022, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

(3) Acquisitions

The Company completed no significant acquisitions of restaurants from franchisees during the three months ended April 3, 2022 and April 4, 2021.

During 2021, the Company acquired 93 restaurants from a franchisee for total net cash consideration of $127,948. The fair values of the identifiable net assets related to the acquisition were provisional amounts as of January 2, 2022, pending final purchase accounting adjustments. The Company finalized the purchase price allocation during the three months ended April 3, 2022, which resulted in no adjustments to the fair values of the identifiable net assets related to the acquisition.

(4) System Optimization Gains, Net

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During the three months ended April 3, 2022, the Company facilitated five Franchise Flips. During the three months ended April 4, 2021, the Company facilitated no Franchise Flips.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended
	April 3, 2022	April 4, 2021
Post-closing adjustments on sales of restaurants (a)	$3,447	$515
Gain on sales of other assets, net (b)	87	1
System optimization gains, net	$3,534	$516
_______________

(a)Represents the recognition of deferred gains as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

(b)During the three months ended April 3, 2022 and April 4, 2021, the Company received net cash proceeds of $168 and $3, respectively, primarily from the sale of surplus and other properties.

The Company also received cash proceeds of $95 during the three months ended April 3, 2022 related to a note receivable issued in connection with the sale of the Manhattan Company-operated restaurants during 2021.

Assets Held for Sale

As of April 3, 2022 and January 2, 2022, the Company had assets held for sale of $3,485 and $3,541, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended
	April 3, 2022	April 4, 2021
System optimization initiative	$407	$4,678
Other reorganization and realignment plans	57	256
Reorganization and realignment costs	$464	$4,934

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. During the three months ended April 3, 2022, the Company recognized costs totaling $407, which were primarily comprised of professional fees and other costs associated with the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021. During the three months ended April 4, 2021, the Company recognized costs totaling $4,678, which were primarily comprised of the write-off of certain lease assets and lease termination fees associated with the bankruptcy sale process of NPC Quality Burgers, Inc. (“NPC”). As previously announced, NPC, formerly the Company’s largest franchisee, filed for chapter 11 bankruptcy in July 2020 and completed a process during the three months ended April 4, 2021 under which all of NPC’s Wendy’s restaurants were sold to Wendy’s approved franchisees. The Company expects to recognize a gain of approximately $900, primarily related to the write-off of certain NPC-related lease liabilities, upon final termination of the leases.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Three Months Ended		Total Incurred Since Inception
	April 3, 2022	April 4, 2021
Severance and related employee costs	$—	$—	$18,898
Professional fees	294	235	23,971
Other (a)	96	1,354	7,714
	390	1,589	50,583
Accelerated depreciation and amortization (b)	—	—	25,398
NPC lease termination costs (c)	17	3,089	2,873
Share-based compensation (d)	—	—	5,013
Total system optimization initiative	$407	$4,678	$83,867
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

The table below presents a rollforward of our accruals for our system optimization initiative, which were included in “Accrued expenses and other current liabilities” as of April 4, 2021.

	Balance January 2, 2022	Charges	Payments	Balance April 3, 2022
Professional fees	—	294	(294)	—
Other	—	96	(96)	—
	$—	$390	$(390)	$—

	Balance January 3, 2021	Charges	Payments	Balance April 4, 2021
Professional fees	$1,230	235	(1,461)	$4
Other	—	1,354	(1,354)	—
	$1,230	$1,589	$(2,815)	$4

Other Reorganization and Realignment Plans

Costs incurred under the Company’s other reorganization and realignment plans were not material during the three months ended April 3, 2022 and April 4, 2021. The Company does not expect to incur any material additional costs under these plans.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(6) Investments

The following is a summary of the carrying value of our investments:

	April 3, 2022	January 2, 2022
Equity method investments	$39,346	$39,870
Other investments in equity securities	12,107	10,000
	$51,453	$49,870

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

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Three Months Ended
	April 3, 2022	April 4, 2021
Balance at beginning of period	$39,870	$44,574

Equity in earnings for the period	2,508	2,167
Amortization of purchase price adjustments (a)	(731)	(595)
	1,777	1,572
Distributions received	(2,675)	(2,981)
Foreign currency translation adjustment included in “Other comprehensive income” and other	374	578
Balance at end of period	$39,346	$43,743
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

Other Investments in Equity Securities

During 2021, the Company made an investment in equity securities of $10,000. During the three months ended April 3, 2022, the Company recognized a gain of $2,107 as a result of an observable price change for a similar investment of the same issuer.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(7) Long-Term Debt

Long-term debt consisted of the following:

	April 3, 2022	January 2, 2022
Series 2022-1 Class A-2 Notes:
4.236% Series 2022-1 Class A-2-I Notes, anticipated repayment date 2029	$100,000	$—
4.535% Series 2022-1 Class A-2-II Notes, anticipated repayment date 2032	400,000	—
Series 2021-1 Class A-2 Notes:
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	446,625	447,750
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	645,125	646,750
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	367,000	368,000
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	412,875	414,000
Series 2018-1 Class A-2 Notes:
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	454,813	456,000
7% debentures, due in 2025	85,472	85,175
Unamortized debt issuance costs	(45,822)	(37,009)
	2,866,088	2,380,666
Less amounts payable within one year	(29,250)	(24,250)
Total long-term debt	$2,836,838	$2,356,416

Senior Notes

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. On April 1, 2022, the Master Issuer completed a financing transaction with respect to this facility under which the Master Issuer issued fixed rate senior secured notes in the following 2022-1 series: Class A-2-I with an initial principal amount of $100,000 and Class A-2-II with an initial principal amount of $400,000 (collectively, the “Series 2022-1 Class A-2 Notes”). Interest and principal payments on the Series 2022-1 Class A-2 Notes are payable on a quarterly basis. The legal final maturity date of the Series 2022-1 Class A-2 Notes is March 2052. If the Master Issuer has not repaid or refinanced the Series 2022-1 Class A-2 Notes prior to their respective anticipated repayment dates, additional interest will accrue pursuant to the indenture governing the Series 2022-1 Class A-2 Notes. The net proceeds from the sale of the Series 2022-1 Class A-2 Notes will be used for general corporate purposes, which may include funding for growth initiatives, return of capital to shareholders and debt retirement. The Series 2022-1 Class A-2 Notes have scheduled principal payments of $2,500 in 2022, $5,000 annually from 2023 through 2028, $97,500 in 2029, $4,000 annually from 2030 through 2031 and $362,000 in 2032.

The Series 2022-1 Class A-2 Notes are secured by a security interest in substantially all of the assets of the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors, except for certain real estate assets and subject to certain limitations. The Series 2022-1 Class A-2 Notes are subject to substantially the same series of covenants and restrictions as the Company’s outstanding Series 2021-1 Class A-2 Notes, Series 2019-1 Class A-2 Notes and Series 2018-1 Class A-2 Notes.

Under the securitized financing facility, the Master Issuer has issued outstanding Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”), which allow for the drawing of up to $300,000 on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Class A-1 Notes during the three months ended April 3, 2022.

During the three months ended April 3, 2022, the Company incurred debt issuance costs of $10,232 in connection with the issuance of the Series 2022-1 Class A-2 Notes. The debt issuance costs will be amortized to “Interest expense, net” through the anticipated repayment dates of the Series 2022-1 Class A-2 Notes utilizing the effective interest rate method.

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	April 3, 2022		January 2, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$415,000	$415,000	$—	$—	Level 1
Other investments in equity securities (a)	12,107	12,107	10,000	10,000	Level 2

Financial liabilities
Series 2022-1 Class A-2-I Notes (b)	100,000	99,320	—	—	Level 2
Series 2022-1 Class A-2-II Notes (b)	400,000	398,680	—	—	Level 2
Series 2021-1 Class A-2-I Notes (b)	446,625	395,442	447,750	439,283	Level 2
Series 2021-1 Class A-2-II Notes (b)	645,125	565,517	646,750	642,352	Level 2
Series 2019-1 Class A-2-I Notes (b)	367,000	358,853	368,000	381,579	Level 2
Series 2019-1 Class A-2-II Notes (b)	412,875	405,113	414,000	439,792	Level 2
Series 2018-1 Class A-2-II Notes (b)	454,813	445,307	456,000	473,693	Level 2
7% debentures, due in 2025 (b)	85,472	97,425	85,175	101,142	Level 2
_______________

(a)The fair value of our other investments in equity securities is based on our review of information provided by the investment manager, which is based on observable price changes in orderly transactions for a similar investment of the same issuer.

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

		Fair Value Measurements
	April 3, 2022	Level 1	Level 2	Level 3
Held and used	$325	$—	$—	$325
Held for sale	1,467	—	—	1,467
Total	$1,792	$—	$—	$1,792

		Fair Value Measurements
	January 2, 2022	Level 1	Level 2	Level 3
Held and used	$1,618	$—	$—	$1,618
Held for sale	371	—	—	371
Total	$1,989	$—	$—	$1,989

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

	Three Months Ended
	April 3, 2022	April 4, 2021
Company-operated restaurants	$367	$446
Restaurants leased or subleased to franchisees	194	189
Surplus properties	55	—
	$616	$635

(10) Income Taxes

The Company’s effective tax rate for the three months ended April 3, 2022 and April 4, 2021 was 26.4% and 24.1%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended April 3, 2022 primarily due to state income taxes.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

There were no significant changes to the unrecognized tax benefits or related interest and penalties for the three months ended April 3, 2022. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $936 due to lapses of statutes of limitations.

The current portion of refundable income taxes was $7,206 and $11,901 as of April 3, 2022 and January 2, 2022, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of April 3, 2022 and January 2, 2022.

(11) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Net income	$37,402	$41,366

Common stock:
Weighted average basic shares outstanding	215,619	223,334
Dilutive effect of stock options and restricted shares	2,548	3,393
Weighted average diluted shares outstanding	218,167	226,727

Net income per share:
Basic	$.17	$.19
Diluted	$.17	$.18

Basic net income per share for the three months ended April 3, 2022 and April 4, 2021 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 3,295 and 1,870 for the three months ended April 3, 2022 and April 4, 2021, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(12) Stockholders’ Equity

Dividends

During the first quarter of 2022 and 2021, the Company paid dividends per share of $.125 and $.09, respectively.

Repurchases of Common Stock

In February 2022, our Board of Directors authorized a repurchase program of up to $100,000 of our common stock through February 28, 2023, when and if market conditions warrant and to the extent legally permissible (the “February 2022 Authorization”). On April 1, 2022, the Company’s Board of Directors approved an increase of $150,000 to the February 2022 Authorization, resulting in an aggregate authorization of $250,000 that continues to expire on February 28, 2023. During the three months ended April 3, 2022, no shares were repurchased under the February 2022 Authorization. Subsequent to April 3, 2022 through May 4, 2022, the Company repurchased 1,156 shares under the February 2022 Authorization with an aggregate purchase price of $23,521, excluding commissions of $16.

In February 2020, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible (the “February 2020 Authorization”). In July 2020, the Company’s Board of Directors approved an extension of the February 2020 Authorization by one year, through February 28, 2022. In addition, in May 2021, August 2021 and November 2021, the Board of Directors

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

approved increases of $50,000, $70,000 and $80,000, respectively, to the February 2020 Authorization, resulting in an aggregate authorization of $300,000 that continued to expire on February 28, 2022. In November 2021, the Company entered into an accelerated share repurchase agreement (the “2021 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the February 2020 Authorization. Under the 2021 ASR Agreement, the Company paid the financial institution an initial purchase price of $125,000 in cash and received an initial delivery of 4,910 shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2021 ASR Agreement. In February 2022, the Company completed the 2021 ASR Agreement and received an additional 715 shares of common stock. The total number of shares of common stock ultimately purchased by the Company under the 2021 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2021 ASR Agreement, less an agreed upon discount. In total, 5,625 shares were delivered under the 2021 ASR Agreement at an average purchase price of $22.22 per share. With the completion of the 2021 ASR Agreement in February 2022 as described above, the Company completed the February 2020 Authorization.

During the three months ended April 4, 2021, the Company repurchased 2,763 shares under the February 2020 Authorization with an aggregate purchase price of $56,046, of which $1,196 was accrued at April 4, 2021, and excluding commissions of $38.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Three Months Ended
	April 3, 2022	April 4, 2021
Balance at beginning of period	$(48,200)	$(49,641)
Foreign currency translation	1,118	2,220
Balance at end of period	$(47,082)	$(47,421)

(13) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At April 3, 2022, Wendy’s and its franchisees operated 7,016 Wendy’s restaurants. Of the 408 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 158 restaurants, owned the building and held long-term land leases for 140 restaurants and held leases covering the land and building for 110 restaurants. Wendy’s also owned 486 and leased 1,221 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Finance lease cost:
Amortization of finance lease assets	$4,064	$3,508
Interest on finance lease liabilities	10,645	10,293
	14,709	13,801
Operating lease cost	20,661	23,361
Variable lease cost (a)	14,803	15,188
Short-term lease cost	1,433	1,326
Total operating lease cost (b)	36,897	39,875
Total lease cost	$51,606	$53,676
_______________

(a)Includes expenses for executory costs of $9,608 and $10,063 for the three months ended April 3, 2022 and April 4, 2021, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $28,925 and $32,552 for the three months ended April 3, 2022 and April 4, 2021, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $7,294 and $6,681 for the three months ended April 3, 2022 and April 4, 2021, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

Company as Lessor

The components of lease income are as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Sales-type and direct-financing leases:
Selling profit	$480	$1,912
Interest income (a)	7,740	7,489

Operating lease income	43,314	44,122
Variable lease income	14,557	14,754
Franchise rental income (b)	$57,871	$58,876
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $43,165 and $43,250 recognized during the three months ended April 3, 2022 and April 4, 2021, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $9,535 and $9,874 for the three months ended April 3, 2022 and April 4, 2021, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(14) Supplemental Cash Flow Information

The following table includes supplemental non-cash investing and financing activities:

	Three Months Ended
	April 3, 2022	April 4, 2021
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$6,522	$5,461
Finance leases	7,207	5,539

The following table includes a reconciliation of cash, cash equivalents and restricted cash:

	April 3, 2022	January 2, 2022
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$741,216	$249,438
Restricted cash	32,627	27,535
Restricted cash, included in Advertising funds restricted assets	54,165	89,993
Total cash, cash equivalents and restricted cash	$828,008	$366,966

Franchise Development Fund

In August 2021, the Company announced the creation of a $100,000 strategic build to suit development fund to drive additional new restaurant growth. The Company expects the development fund to drive approximately 80 to 90 new franchise restaurants from 2022 to 2025. Capital expenditures related to the fund are included in “Franchise development fund” in the condensed consolidated statements of cash flows.

(15) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. During the three months ended April 3, 2022 and April 4, 2021, Wendy’s paid TimWen $4,350 and $4,026, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $54 during each of the three months ended April 3, 2022 and April 4, 2021, which has been included as a reduction to “General and administrative.”

Transactions with Yellow Cab

Certain family members and affiliates of Mr. Nelson Peltz, our Chairman, and Mr. Peter May, our Senior Vice Chairman, as well as Mr. Matthew Peltz, our Vice Chairman, hold indirect, minority ownership interests in operating companies managed by Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee, that as of April 3, 2022 owned and operated 82 Wendy’s restaurants. During the three months ended April 3, 2022 and April 4, 2021, the Company recognized $3,067 and $1,659, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. As of April 3, 2022 and January 2, 2022, $984 and $974, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

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

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $89,294 as of April 3, 2022. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of April 3, 2022. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of April 3, 2022.

Letters of Credit

As of April 3, 2022, the Company had outstanding letters of credit with various parties totaling $22,121. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Class A-1 Notes. See Note 7 for further information. We do not expect any material loss to result from these letters of credit.

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

We previously described certain legal proceedings in the Form 10-K. As of April 3, 2022, there were no material developments in those legal proceedings.

(18) Segment Information

Revenues by segment were as follows:

	Three Months Ended
	April 3, 2022	April 4, 2021
Wendy’s U.S.	$407,311	$381,954
Wendy’s International	22,906	18,250
Global Real Estate & Development	58,426	59,999
Total revenues	$488,643	$460,203

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended
	April 3, 2022	April 4, 2021
Wendy’s U.S. (a)	$104,824	$112,087
Wendy’s International (a)	5,453	7,684
Global Real Estate & Development	27,607	26,253
Total segment profit	$137,884	$146,024
Unallocated franchise support and other costs	6	—
Advertising funds deficit	(1,243)	(1,264)
Unallocated general and administrative (b)	(31,005)	(25,107)
Depreciation and amortization	(33,231)	(31,542)
System optimization gains, net	3,534	516
Reorganization and realignment costs	(464)	(4,934)
Impairment of long-lived assets	(616)	(635)
Unallocated other operating income, net	16	64
Interest expense, net	(26,365)	(28,786)
Investment income, net	2,111	3
Other income, net	207	126
Income before income taxes	$50,834	$54,465
_______________

(a)Wendy’s U.S. includes advertising fund expense of $2,556 and $3,534 for the three months ended April 3, 2022 and April 4, 2021, respectively, and Wendy’s International includes advertising fund expense of $838 for the three months ended April 3, 2022, all of which related to the Company’s funding of incremental advertising. In addition, Wendy’s International includes other international-related advertising expense of $642 for the three months ended April 3, 2022.

(b)Includes corporate overhead costs, such as employee compensation and related benefits.

(19) New Accounting Standards

Financial Instruments

In August 2020, the Financial Accounting Standards Board (“FASB”) issued an amendment that simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The amendment simplifies accounting for convertible instruments by removing major separation models required under current accounting guidance. In addition, the amendment removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exception, and also simplifies the diluted earnings per share calculation in certain areas. The Company adopted this amendment during the first quarter of 2022. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 (the “Form 10-K”). There have been no material changes as of April 3, 2022 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic share, and the third largest globally with 7,016 restaurants in the U.S. and 31 foreign countries and U.S. territories as of April 3, 2022.

Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of toppings and condiments. Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts and kids’ meals. In addition, Wendy’s restaurants sell a variety of promotional products on a limited time basis. Wendy’s also offers breakfast across the U.S. system and in Canada. Wendy’s breakfast menu features a variety of breakfast sandwiches such as the Breakfast Baconator®, sides such as seasoned potatoes, and a beverage platform that includes our vanilla and chocolate Frosty-ccinoTM iced coffee.

The Company is comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Wendy’s International includes the operation and franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our TimWen real estate joint venture. In addition, Global Real Estate & Development earns fees from facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”) and providing other development-related services to franchisees. In this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company reports on the segment profit for each of the three segments described above. The Company measures segment profit using segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Segment adjusted EBITDA excludes certain unallocated general and administrative expenses and other items that vary from period to period without correlation to the Company’s core operating performance. See “Results of Operations” below and Note 18 to the Condensed Consolidated Financial Statements contained in Item 1 herein for segment financial information.

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31. All three-month periods presented herein contain 13 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

Executive Overview

Our Business

As of April 3, 2022, the Wendy’s restaurant system was comprised of 7,016 restaurants, with 5,969 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 402 were operated by the Company and 5,567 were operated by a total of 226 franchisees. In addition, at April 3, 2022, there were 1,047 Wendy’s restaurants in operation in 31 foreign countries and U.S. territories. Of the international restaurants, 1,041 were operated by franchisees and six were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of April 3, 2022.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and consumer spending levels, general economic and market trends and weather. The COVID-19 pandemic has had and may continue to have the effect of heightening the impact of many of these factors.

Wendy’s long-term growth opportunities include investing in accelerated global growth through (1) building our breakfast daypart, (2) accelerating our implementation of consumer-facing digital platforms and technologies and (3) expanding the Company’s footprint through global restaurant expansion.

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

First Quarter Financial Highlights

•Revenue increased 6.2% to $488.6 million in the first quarter of 2022 compared to $460.2 million in the first quarter of 2021;

•Global same-restaurant sales increased 2.4%, U.S. same-restaurant sales increased 1.1% and international same-restaurant sales increased 14.1% compared to the first quarter of 2021;

•Company-operated restaurant margin was 11.6% in the first quarter of 2022, a decrease of 540 basis points compared to the first quarter of 2021; and

•Net income decreased 9.6% to $37.4 million in the first quarter of 2022 compared to $41.4 million in the first quarter of 2021.

Breakfast

Wendy’s long-term growth opportunities include investing in accelerated global growth, which includes building upon our breakfast daypart. Since the launch of breakfast across the U.S. system in March 2020, systemwide sales have benefited from this new daypart, with average weekly U.S. breakfast sales representing approximately $2,500 per restaurant during the three months ended April 3, 2022. The Company launched breakfast in Canada on May 2, 2022, which has increased the percentage of global systemwide restaurants serving breakfast to approximately 95%. The Company expects to fund a total of $16.0 million of incremental advertising during 2022 to support the breakfast daypart, which the Company expects will continue to drive trial and acceleration of the Company’s breakfast offering in the U.S. and Canada.

Digital

Wendy’s long-term growth opportunities include accelerated implementation of consumer-facing digital platforms and technologies. The Company has invested significant resources to focus on consumer-facing technology, including activating mobile ordering via Wendy’s mobile app, launching the Wendy’s Rewards loyalty program and establishing delivery agreements with third-party vendors. The Company’s digital business continues to grow and represented approximately 10.6% of global systemwide sales during the three months ended April 3, 2022. The Company is also partnering with key technology providers to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth.

New Restaurant Development

Wendy’s long-term growth opportunities include expanding the Company’s footprint through global restaurant expansion. To promote new restaurant development, the Company has provided franchisees with certain incentive programs for qualifying new restaurants, including technical assistance fee waivers and reductions in royalty and national advertising payments. In addition, the Company has development agreements in place with a number of franchisees that contractually obligate such franchisees to open additional Wendy’s restaurants over a specified timeframe. During the three months ended April 3, 2022, the Company and its franchisees added 67 net new restaurants across the Wendy’s system. The Company expects net new restaurant growth of 5% to 6% in 2022 and expects to reach 8,500 to 9,000 systemwide restaurants by the end of 2025.

Debt Financing

On April 1, 2022, the Company completed a debt financing transaction under which the Company issued fixed rate senior secured notes in the following 2022-1 series: Class A-2-I with an interest rate of 4.236% and initial principal amount of $100.0 million (the “Class A-2-I Notes”) and Class A-2-II with an interest rate of 4.535% and initial principal amount of $400.0 million (the “Class A-2-II Notes” and, collectively, the “Series 2022-1 Class A-2 Notes”). The anticipated repayment dates of the Class A-2-I Notes and the Class A-2-II Notes will be March 2029 and March 2032, respectively. See “Liquidity and Capital Resources” below and Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information on the Company’s debt financing transaction.

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the first quarter of 2022 and 2021.

	First Quarter
	2022	2021	Change
Revenues:
Sales	$209.3	$189.1	$20.2
Franchise royalty revenue and fees	128.9	122.8	6.1
Franchise rental income	57.9	58.9	(1.0)
Advertising funds revenue	92.5	89.4	3.1
	488.6	460.2	28.4
Costs and expenses:
Cost of sales	185.1	156.9	28.2
Franchise support and other costs	11.8	7.7	4.1
Franchise rental expense	28.9	32.6	(3.7)
Advertising funds expense	97.8	94.2	3.6
General and administrative	62.3	52.6	9.7
Depreciation and amortization	33.2	31.5	1.7
System optimization gains, net	(3.5)	(0.5)	(3.0)
Reorganization and realignment costs	0.5	4.9	(4.4)
Impairment of long-lived assets	0.6	0.6	—
Other operating income, net	(3.0)	(3.4)	0.4
	413.7	377.1	36.6
Operating profit	74.9	83.1	(8.2)
Interest expense, net	(26.4)	(28.8)	2.4
Investment income, net	2.1	—	2.1
Other income, net	0.2	0.2	—
Income before income taxes	50.8	54.5	(3.7)
Provision for income taxes	(13.4)	(13.1)	(0.3)
Net income	$37.4	$41.4	$(4.0)

	First Quarter
	2022	% of Total Revenues	2021	% of Total Revenues
Revenues:
Sales	$209.3	42.8%	$189.1	41.1%
Franchise royalty revenue and fees:
Franchise royalty revenue	111.7	22.9%	108.3	23.5%
Franchise fees	17.2	3.5%	14.5	3.2%
Total franchise royalty revenue and fees	128.9	26.4%	122.8	26.7%
Franchise rental income	57.9	11.9%	58.9	12.8%
Advertising funds revenue	92.5	18.9%	89.4	19.4%
Total revenues	$488.6	100.0%	$460.2	100.0%

	First Quarter
	2022	% of Sales	2021	% of Sales
Cost of sales:
Food and paper	$68.3	32.6%	$54.8	29.0%
Restaurant labor	70.5	33.7%	60.1	31.8%
Occupancy, advertising and other operating costs	46.3	22.1%	42.0	22.2%
Total cost of sales	$185.1	88.4%	$156.9	83.0%

	First Quarter
	2022	% of Sales	2021	% of Sales
Restaurant margin	$24.2	11.6%	$32.2	17.0%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	First Quarter
	2022	2021
Key business measures:
U.S. same-restaurant sales:
Company-operated	2.9%	13.0%
Franchised	1.0%	13.6%
Systemwide	1.1%	13.5%

International same-restaurant sales (a)	14.1%	7.9%

Global same-restaurant sales:
Company-operated	2.9%	13.0%
Franchised (a)	2.4%	13.0%
Systemwide (a)	2.4%	13.0%

Systemwide sales (b):
U.S. Company-operated	$206.5	$189.1
U.S. franchised	2,505.8	2,458.3
U.S. systemwide	2,712.3	2,647.4
International Company-operated	2.8	—
International franchised (a)	356.7	303.6
International systemwide (a)	359.5	303.6
Global systemwide (a)	$3,071.8	$2,951.0
_______________

(a)Excludes Argentina and Venezuela due to the impact of the highly inflationary economies of those countries.

(b)During the first quarter of 2022 and 2021, global systemwide sales increased 4.2% and 12.5%, respectively, U.S. systemwide sales increased 2.4% and 13.1%, respectively, and international systemwide sales increased 19.2% and 7.3%, respectively, on a constant currency basis.

	First Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at January 2, 2022	403	5,535	5	1,006	6,949
Opened	—	45	1	47	93
Closed (a)	(2)	(12)	—	(12)	(26)
Net purchased from (sold by) franchisees	1	(1)	—	—	—
Restaurant count at April 3, 2022	402	5,567	6	1,041	7,016
_______________

(a)Excludes restaurants temporarily closed.

Sales	First Quarter
	2022	2021	Change
Sales	$209.3	$189.1	$20.2

The increase in sales for the first quarter of 2022 was primarily due to (1) the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021, (2) a 2.9% increase in Company-operated same-restaurant sales and (3) net new restaurant development. These increases were partially offset by the sale of 47 Company-operated restaurants in New York during the second quarter of 2021. Company-operated same-restaurant sales increased due to higher average check, partially offset by a decrease in customer count. Company-operated same-restaurant sales benefited from government stimulus payments to consumers during the first quarter of 2021, which did not recur in the first quarter of 2022.

Franchise Royalty Revenue and Fees	First Quarter
	2022	2021	Change
Franchise royalty revenue	$111.7	$108.3	$3.4
Franchise fees	17.2	14.5	2.7
	$128.9	$122.8	$6.1

The increase in franchise royalty revenue during the first quarter of 2022 was primarily due to (1) a 2.4% increase in global franchise same-restaurant sales and (2) a net increase in the number of franchise restaurants in operation during the first quarter of 2022 compared to the first quarter of 2021. Franchise same-restaurant sales increased during the first quarter of 2022 due to higher average check, partially offset by a decrease in customer count. Franchise same-restaurant sales benefited from government stimulus payments to consumers during the first quarter of 2021, which did not recur in the first quarter of 2022.

The increase in franchise fees during the first quarter of 2022 was primarily due to higher fees for providing information technology services to franchisees, reflecting the one-month waiver of technology fees during the first quarter of 2021, partially offset by the accelerated recognition of franchise fees associated with canceled development agreements during the first quarter of 2021.

Franchise Rental Income	First Quarter
	2022	2021	Change
Franchise rental income	$57.9	$58.9	$(1.0)

The decrease in franchise rental income during the first quarter of 2022 was primarily due to the impact of terminating existing leases where the Company was lessor in connection with the Company’s acquisition of franchise-operated restaurants in Florida during the fourth quarter of 2021. This decrease was partially offset by the impact of the sale of Company-operated restaurants in New York during the second quarter of 2021.

Advertising Funds Revenue	First Quarter
	2022	2021	Change
Advertising funds revenue	$92.5	$89.4	$3.1

The increase in advertising funds revenue during the first quarter of 2022 was primarily due to an increase in franchise same-restaurant sales in the U.S. and Canada.

Cost of Sales, as a Percent of Sales	First Quarter
	2022	2021	Change
Food and paper	32.6%	29.0%	3.6%
Restaurant labor	33.7%	31.8%	1.9%
Occupancy, advertising and other operating costs	22.1%	22.2%	(0.1)%
	88.4%	83.0%	5.4%

The increase in cost of sales, as a percent of sales, during the first quarter of 2022 was primarily due to (1) higher commodity costs, (2) an increase in restaurant labor rates, (3) a decrease in customer count and (4) the impact of the Company’s investments to support the entry into the U.K. market. These impacts were partially offset by (1) higher average check and (2) the net favorable impact of the Company’s acquisition and disposition of restaurants during 2021.

Franchise Support and Other Costs	First Quarter
	2022	2021	Change
Franchise support and other costs	$11.8	$7.7	$4.1

The increase in franchise support and other costs during the first quarter of 2022 was primarily due to an increase in costs incurred to provide information technology and other services to franchisees.

Franchise Rental Expense	First Quarter
	2022	2021	Change
Franchise rental expense	$28.9	$32.6	$(3.7)

The decrease in franchise rental expense during the first quarter of 2022 was primarily due to the impact of assigning certain leases to franchisees.

Advertising Funds Expense	First Quarter
	2022	2021	Change
Advertising funds expense	$97.8	$94.2	$3.6

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. The Company expects advertising funds expense to exceed advertising funds revenue by approximately $21.0 million for 2022, which includes (1) the Company’s previously announced decision to fund up to $16.0 million of incremental advertising and (2) the amount by which advertising funds revenue exceeded advertising funds expense in prior years (excluding the Company’s funding of incremental advertising) of approximately $5.0 million. During the first quarter of 2022, advertising funds expense increased due to an increase in franchise same-restaurant sales in the U.S. and Canada.

General and Administrative	First Quarter
	2022	2021	Change
Employee compensation and related benefits	$33.0	$28.6	$4.4
Travel-related expenses	2.2	0.5	1.7
Share-based compensation	6.3	5.1	1.2
Professional fees	9.6	8.7	0.9
Other, net	11.2	9.7	1.5
	$62.3	$52.6	$9.7

The increase in general and administrative expenses during the first quarter of 2022 was primarily due to (1) an increase in employee compensation and related benefits, reflecting investments in resources to support the Company’s development and digital organizations, (2) an increase in travel-related expenses, (3) higher share-based compensation and (4) higher professional fees, primarily as a result of costs associated with the Company’s enterprise resource planning (“ERP”) implementation.

Depreciation and Amortization	First Quarter
	2022	2021	Change
Restaurants	$21.8	$19.4	$2.4
Technology support, corporate and other	11.4	12.1	(0.7)
	$33.2	$31.5	$1.7

The increase in depreciation and amortization during the first quarter of 2022 was primarily due to depreciation and amortization on assets acquired from a franchisee in Florida during the fourth quarter of 2021.

System Optimization Gains, Net	First Quarter
	2022	2021	Change
System optimization gains, net	$(3.5)	$(0.5)	$(3.0)

System optimization gains, net for the first quarter of 2022 and 2021 were primarily comprised of post-closing adjustments on previous sales of restaurants. See Note 4 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Reorganization and Realignment Costs	First Quarter
	2022	2021	Change
System optimization initiative	$0.4	$4.7	$(4.3)
Other reorganization and realignment plans	0.1	0.2	(0.1)
	$0.5	$4.9	$(4.4)

As part of the Company’s system optimization initiative, the Company expects to continue to optimize the Wendy’s system through strategic restaurant acquisitions and dispositions, as well as by facilitating Franchise Flips. During the three months ended April 3, 2022, the Company recognized costs associated with its system optimization initiative totaling $0.4 million, which were primarily comprised of professional fees and other costs associated with the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021. During the three months ended April 4, 2021, the Company recognized costs totaling $4.7 million, which were primarily comprised of the write-off of certain lease assets and lease termination fees associated with the bankruptcy sale process of NPC Quality Burgers, Inc. (“NPC”). The Company expects to recognize a gain of approximately $0.9 million, primarily related to the write-off of certain NPC-related lease liabilities upon final termination of the leases. See Note 5 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the NPC bankruptcy sale process.

Costs incurred under the Company’s other reorganization and realignment plans were not material during the three months ended April 3, 2022 and April 4, 2021. The Company does not expect to incur any material additional costs under these plans.

Impairment of Long-Lived Assets	First Quarter
	2022	2021	Change
Impairment of long-lived assets	$0.6	$0.6	$—

Impairment charges for the first quarter of 2022 and 2021 primarily reflected the deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	First Quarter
	2022	2021	Change
Gains on sales-type leases	$(0.5)	$(1.9)	$1.4
Lease buyout	(0.8)	—	(0.8)
Other, net	(1.7)	(1.5)	(0.2)
	$(3.0)	$(3.4)	$0.4

The decrease in other operating income, net during the first quarter of 2022 was primarily due to lower gains on new and modified sales-type leases, partially offset by lease buyout activity.

Interest Expense, Net	First Quarter
	2022	2021	Change
Interest expense, net	$26.4	$28.8	$(2.4)

Interest expense, net decreased during the first quarter of 2022 primarily due to the impact of completing the refinancing of a portion of the Company’s securitized financing facility in the second quarter of 2021.

Investment Income, Net	First Quarter
	2022	2021	Change
Investment income, net	$2.1	$—	$2.1

During the first quarter of 2022, the Company recognized a gain of $2.1 million on an investment in equity securities as a result of an observable price change.

Provision for Income Taxes	First Quarter
	2022	2021	Change
Income before income taxes	$50.8	$54.5	$(3.7)
Provision for income taxes	(13.4)	(13.1)	(0.3)
Effective tax rate on income	26.4%	24.1%	2.3%

Our effective tax rates for the first quarter of 2022 and 2021 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The increase in the effective tax rate for the first quarter of 2022 compared with the first quarter of 2021 was primarily due to an increase in state income taxes, including discrete changes to state deferred taxes.

Segment Information

See Note 18 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	First Quarter
	2022	2021	Change
Sales	$206.5	$189.1	$17.4
Franchise royalty revenue	97.9	96.8	1.1
Franchise fees	15.4	11.9	3.5
Advertising fund revenue	87.5	84.2	3.3
Total revenues	$407.3	$382.0	$25.3
Segment profit	$104.8	$112.1	$(7.3)

The increase in Wendy’s U.S. revenues during the first quarter of 2022 was primarily due to (1) the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021, (2) an increase in same-restaurant sales and (3) higher fees for providing information technology services to franchisees, reflecting the one-month waiver of technology fees during the first quarter of 2021. Same-restaurant sales increased during the first quarter of 2022 primarily due to higher average check, partially offset by a decrease in customer count. These increases were partially offset by the sale of 47 Company-operated restaurants in New York during the second quarter of 2021.

The decrease in Wendy’s U.S. segment profit during the first quarter of 2022 was primarily due to higher cost of sales, as a percent of sales for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales” (excluding the impact of the U.K. market). These impacts were partially offset by higher revenues.

Wendy’s International

	First Quarter
	2022	2021	Change
Sales	$2.8	$—	$2.8
Franchise royalty revenue	13.8	11.6	2.2
Franchise fees	1.3	1.4	(0.1)
Advertising fund revenue	5.0	5.2	(0.2)
Total revenues	$22.9	$18.2	$4.7
Segment profit	$5.5	$7.7	$(2.2)

The increase in Wendy’s International revenues during the first quarter of 2022 was primarily due to (1) the opening of Company-operated restaurants in the U.K. beginning in the second quarter of 2021 and (2) an increase in same-restaurant sales. Same-restaurant sales increased during the first quarter of 2022 due to (1) an increase in customer count and (2) higher average check.

The decrease in Wendy’s International segment profit during the first quarter of 2022 was primarily due to (1) higher general and administrative expenses and (2) higher advertising fund expense, reflecting the Company’s funding of incremental advertising to support the launch of breakfast in Canada on May 2, 2022. These changes were partially offset by higher revenues.

Global Real Estate & Development

	First Quarter
	2022	2021	Change
Franchise fees	$0.5	$1.1	$(0.6)
Franchise rental income	57.9	58.9	(1.0)
Total revenues	$58.4	$60.0	$(1.6)
Segment profit	$27.6	$26.3	$1.3

The decrease in Global Real Estate & Development revenues during the first quarter of 2022 was primarily due to lower franchise rental income. See “Franchise Rental Income” above for further information.

The increase in Global Real Estate & Development segment profit during the first quarter of 2022 was primarily due to a decrease in franchise rental expense, reflecting the impact of assigning certain leases to franchisees. This change was partially offset by lower revenues.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Our principal uses of cash are operating expenses, capital expenditures, repurchases of common stock and dividends to stockholders.

Our anticipated cash requirements for the remainder of 2022, exclusive of operating cash flow requirements, consist principally of:

•capital expenditures of approximately $77.5 million to $87.5 million, resulting in total anticipated cash capital expenditures for the year of approximately $90.0 million to $100.0 million;

•cash dividends aggregating approximately $80.3 million as discussed below in “Dividends;” and

•potential stock repurchases of up to $250.0 million, of which $23.5 million was repurchased subsequent to April 3, 2022 through May 4, 2022, as discussed below in “Stock Repurchases.”

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

The table below summarizes our cash flows from operating, investing and financing activities for the first three months of 2022 and 2021:

	First Quarter
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$21.0	$85.8	$(64.8)
Investing activities	(13.0)	(5.1)	(7.9)
Financing activities	452.8	(91.7)	544.5
Effect of exchange rate changes on cash	0.2	0.9	(0.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	$461.0	$(10.1)	$471.1

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $21.0 million and $85.8 million in the first quarter of 2022 and 2021, respectively. The change was primarily due to (1) an increase in payments for incentive compensation for the 2021 fiscal year paid in 2022, (2) the timing of payments for marketing expenses of the national advertising funds, (3) lower net income, adjusted for non-cash expenses and (4) cash paid for cloud computing arrangements, primarily related to the Company’s ERP implementation.

Investing Activities

Cash used in investing activities was $13.0 million and $5.1 million in the first quarter of 2022 and 2021, respectively. The change was primarily due to (1) the net settlement of deposits associated with the Company’s consortium bid to acquire NPC’s Wendy’s restaurants of $4.9 million in the first quarter of 2021 and (2) an increase in capital expenditures of $2.1 million.

Financing Activities

Cash provided by (used in) financing activities was $452.8 million and $(91.7) million in the first quarter of 2022 and 2021, respectively. The change was primarily due to (1) a net increase in cash provided by long-term debt activities of $495.6 million, reflecting the impact of the completion of the Company’s debt financing transaction during the first quarter of 2022 and (2) a decrease in the repurchases of common stock of $55.6 million. These changes were partially offset by an increase in dividends of $6.8 million.

Long-Term Debt, Including Current Portion

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. On April 1, 2022, the Master Issuer completed a financing transaction with respect to this facility under which the Master Issuer issued the Series 2022-1 Class A-2 Notes with initial principal amounts totaling $500.0 million. The net proceeds from the sale of the Series 2022-1 Class A-2 Notes will be used for general corporate purposes, which may include funding for growth initiatives, return of capital to shareholders and debt retirement.

Under the securitized financing facility, the Master Issuer has issued outstanding Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”), which allow for the drawing of up to $300.0 million on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Class A-1 Notes during the three months ended April 3, 2022.

Except as described above, there were no material changes to the terms of any debt obligations since January 2, 2022. The Company was in compliance with its debt covenants as of April 3, 2022. See Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Dividends

On March 15, 2022, the Company paid quarterly cash dividends per share of $.125, aggregating $26.9 million. On May 11, 2022, the Company announced a dividend of $.125 per share to be paid on June 15, 2022 to stockholders of record as of June 1, 2022. If the Company pays regular quarterly cash dividends for the remainder of 2022 at the same rate as declared in the second quarter of 2022, the Company’s total cash requirement for dividends for the remainder of 2022 will be approximately $80.3 million based on the number of shares of its common stock outstanding at May 4, 2022. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2022, our Board of Directors authorized a repurchase program of up to $100.0 million of our common stock through February 28, 2023, when and if market conditions warrant and to the extent legally permissible (the “February 2022 Authorization”). On April 1, 2022, the Company’s Board of Directors approved an increase of $150.0 million to the February 2022 Authorization, resulting in an aggregate authorization of $250.0 million that continues to expire on February 28, 2023. During the three months ended April 3, 2022, no shares were repurchased under the February 2022 Authorization. Subsequent to April 3, 2022 through May 4, 2022, the Company repurchased 1.2 million shares under the February 2022 Authorization with an aggregate purchase price of $23.5 million, excluding commissions.

In February 2020, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible (the “February 2020 Authorization”). In July 2020, the Company’s Board of Directors approved an extension of the February 2020 Authorization by one year, through February 28, 2022. In addition, in May 2021, August 2021 and November 2021, the Board of Directors approved increases of $50.0 million, $70.0 million and $80.0 million, respectively, to the February 2020 Authorization, resulting in an aggregate authorization of $300.0 million that continued to expire on February 28, 2022. In November 2021, the Company entered into an accelerated share repurchase agreement (the “2021 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the February 2020 Authorization. Under the 2021 ASR Agreement, the Company paid the financial institution an initial purchase price of $125.0 million in cash and received an initial delivery of 4.9 million shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2021 ASR Agreement. In February 2022, the Company completed the 2021 ASR Agreement and received an additional 0.7 million shares of common stock. The total number of shares of common stock ultimately purchased by the Company under the 2021

ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2021 ASR Agreement, less an agreed upon discount. In total, 5.6 million shares were delivered under the 2021 ASR Agreement at an average purchase price of $22.22 per share. With the completion of the 2021 ASR Agreement in February 2022 as described above, the Company completed the February 2020 Authorization.

Cloud Computing Arrangements

In addition to the anticipated cash requirements for capital expenditures noted above, the Company expects to spend approximately $30.0 million during 2022 on cloud computing arrangements (“CCA”), primarily related to the Company’s ERP implementation. The Company’s cash expenditures related to CCA amounted to $4.7 million during the three months ended April 3, 2022.

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during the three months ended April 3, 2022, and we expect this to continue throughout the remainder of 2022. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases and changes in product mix. Delays in implementing such menu price increases, competitive pressures, consumer spending levels and other factors may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

This “Quantitative and Qualitative Disclosures about Market Risk” should be read in conjunction with “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended January 2, 2022 (the “Form 10-K”).

As of April 3, 2022, there were no material changes from the information contained in the Form 10-K, except as described below.

Interest Rate Risk

Following the Company’s debt financing transaction that was completed on April 1, 2022, our long-term debt, including the current portion, aggregated $2,916.4 million as of April 3, 2022 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure reduces its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases under its Series 2021-1 Class A-1 Notes and other lines of credit; however, the Company had no outstanding borrowings under the 2021-1 Class A-1 Notes and other lines of credit as of April 3, 2022. See “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s debt financing transaction.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 3, 2022. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of April 3, 2022, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the first quarter of 2022 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•conditions beyond our control, such as adverse weather conditions, natural disasters, hostilities, social unrest, health epidemics or pandemics or other catastrophic events; and

•other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K filed with the SEC on March 1, 2022 (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the SEC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first quarter of 2022:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
January 3, 2022 through February 6, 2022	2,134	$22.59	—	$18,750,022
February 7, 2022 through March 6, 2022 (3)	779,820	$25.94	714,909	$100,000,000
March 7, 2022 through April 3, 2022	—	$—	—	$250,000,000
Total	781,954	$25.94	714,909	$250,000,000

(1)Includes 67,045 shares of common stock reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In February 2020, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible (the “February 2020 Authorization”). In July 2020, our Board of Directors approved an extension of the February 2020 Authorization by one year, through February 28, 2022. In May 2021, August 2021 and November 2021, our Board of Directors approved increases of $50.0 million, $70.0 million and $80.0 million, respectively, to the February 2020 Authorization, resulting in an aggregate authorization of $300.0 million that expired on February 28, 2022. In February 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through February 28, 2023, when and if market conditions warrant and to the extent legally permissible (the “February 2022 Authorization”). On April 1, 2022, our Board of Directors approved an increase of $150.0 million to the February 2022 Authorization, resulting in an aggregate authorization of $250.0 million that continues to expire on February 28, 2023.

(3)In February 2022, the Company completed the 2021 ASR Agreement and received 0.7 million shares of common stock. With the completion of the 2021 ASR Agreement, the Company completed the February 2020 Authorization.

Subsequent to April 3, 2022 through May 4, 2022, the Company repurchased 1.2 million shares under the February 2022 Authorization with an aggregate purchase price of $23.5 million, excluding commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

4.1
Amended and Restated Base Indenture, dated as of April 1, 2022, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.1 of The Wendy’s Company Current Report on Form 8-K filed on April 4, 2022 (SEC file no. 001-02207).

4.2
Series 2022-1 Supplement to Amended and Restated Base Indenture, dated as of April 1, 2022, by and between Wendy’s Funding, LLC, as Master Issuer of the Series 2022-1 fixed rate senior secured notes, Class A-2 and Citibank, N.A., as Trustee and Series 2022-1 Securities Intermediary, incorporated herein by reference to Exhibit 4.2 of The Wendy’s Company Current Report on Form 8-K filed on April 4, 2022 (SEC file no. 001-02207).

10.1
2022-1 Class A-2 Note Purchase Agreement, dated as of March 23, 2022, by and among The Wendy’s Company, the subsidiaries of The Wendy’s Company party thereto and Barclays Capital Inc. and Jefferies LLC, each acting on behalf of itself and as a representative of the initial purchasers, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on March 24 , 2022 (SEC file no. 001-02207).

10.2
Fifth Amendment to the Management Agreement, dated as of April 1, 2022, by and among Wendy’s Funding, LLC, as Master Issuer, certain subsidiaries of Wendy’s Funding, LLC party thereto, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on April 4, 2022 (SEC file no. 001-02207).

10.3	Form of Long-Term Performance Unit Award Agreement for 2022 under the Wendy’s Company 2020 Omnibus Award Plan * **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2022 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2022, formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: May 11, 2022	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: May 11, 2022	By: /s/ Leigh A. Burnside
Leigh A. Burnside
Senior Vice President, Finance and
Chief Accounting Officer
(Principal Accounting Officer)