Form 10-Q
period 2022-07-03
Wendy's Co
filed 2022-08-10
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2022

or

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
Yes ☐ No ☒

There were 212,803,949 shares of The Wendy’s Company common stock outstanding as of August 3, 2022.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	July 3, 2022	January 2, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$700,813	$249,438
Restricted cash	33,997	27,535
Accounts and notes receivable, net	115,367	119,540
Inventories	6,456	5,934
Prepaid expenses and other current assets	35,548	30,584
Advertising funds restricted assets	151,741	159,818
Total current assets	1,043,922	592,849
Properties	890,423	906,867
Finance lease assets	238,878	244,279
Operating lease assets	783,645	812,620
Goodwill	774,703	775,278
Other intangible assets	1,262,762	1,280,791
Investments	50,195	49,870
Net investment in sales-type and direct financing leases	312,376	299,707
Other assets	158,677	139,130
Total assets	$5,515,581	$5,101,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,250	$24,250
Current portion of finance lease liabilities	17,034	15,513
Current portion of operating lease liabilities	47,482	47,315
Accounts payable	36,156	41,163
Accrued expenses and other current liabilities	112,144	140,783
Advertising funds restricted liabilities	156,757	157,901
Total current liabilities	398,823	426,925
Long-term debt	2,832,790	2,356,416
Long-term finance lease liabilities	567,082	559,587
Long-term operating lease liabilities	823,991	853,328
Deferred income taxes	274,511	267,710
Deferred franchise fees	89,246	88,102
Other liabilities	106,275	112,918
Total liabilities	5,092,718	4,664,986
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 212,781 and 215,849 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,926,739	2,898,633
Retained earnings	376,187	344,198
Common stock held in treasury, at cost; 257,643 and 254,575 shares, respectively	(2,872,568)	(2,805,268)
Accumulated other comprehensive loss	(54,537)	(48,200)
Total stockholders’ equity	422,863	436,405
Total liabilities and stockholders’ equity	$5,515,581	$5,101,391

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(Unaudited)
Revenues:
Sales	$230,869	$193,525	$440,144	$382,582
Franchise royalty revenue and fees	143,436	136,661	272,412	259,491
Franchise rental income	58,610	60,868	116,481	119,744
Advertising funds revenue	104,868	102,283	197,389	191,723
	537,783	493,337	1,026,426	953,540
Costs and expenses:
Cost of sales	197,285	154,154	382,338	311,004
Franchise support and other costs	9,912	8,885	21,728	16,571
Franchise rental expense	32,076	34,068	61,012	66,634
Advertising funds expense	110,973	107,875	208,773	202,113
General and administrative	61,637	63,114	123,983	115,736
Depreciation and amortization	33,428	30,761	66,659	62,303
System optimization gains, net	(152)	(30,766)	(3,686)	(31,282)
Reorganization and realignment costs	156	2,102	620	7,036
Impairment of long-lived assets	1,860	630	2,476	1,265
Other operating income, net	(5,673)	(4,232)	(8,639)	(7,708)
	441,502	366,591	855,264	743,672
Operating profit	96,281	126,746	171,162	209,868
Interest expense, net	(32,125)	(28,204)	(58,490)	(56,990)
Loss on early extinguishment of debt	—	(17,917)	—	(17,917)
Investment (loss) income, net	(4)	3	2,107	6
Other income, net	1,238	158	1,445	284
Income before income taxes	65,390	80,786	116,224	135,251
Provision for income taxes	(17,239)	(15,062)	(30,671)	(28,161)
Net income	$48,151	$65,724	$85,553	$107,090

Net income per share:
Basic	$.23	$.30	$.40	$.48
Diluted	.22	.29	.39	.47

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
	(Unaudited)
Net income	$48,151	$65,724	$85,553	$107,090
Other comprehensive (loss) income:
Foreign currency translation adjustment	(7,455)	3,347	(6,337)	5,567
Other comprehensive (loss) income	(7,455)	3,347	(6,337)	5,567
Comprehensive income	$40,696	$69,071	$79,216	$112,657

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at January 2, 2022	$47,042	$2,898,633	$344,198	$(2,805,268)	$(48,200)	$436,405
Net income	—	—	37,402	—	—	37,402
Other comprehensive income	—	—	—	—	1,118	1,118
Cash dividends	—	—	(26,911)	—	—	(26,911)
Repurchases of common stock, including accelerated share repurchase	—	18,750	—	(18,750)	—	—
Share-based compensation	—	6,348	—	—	—	6,348
Common stock issued upon exercises of stock options	—	237	—	1,354	—	1,591
Common stock issued upon vesting of restricted shares	—	(1,989)	—	459	—	(1,530)
Other	—	63	(8)	57	—	112
Balance at April 3, 2022	$47,042	$2,922,042	$354,681	$(2,822,148)	$(47,082)	$454,535
Net income	—	—	48,151	—	—	48,151
Other comprehensive loss	—	—	—	—	(7,455)	(7,455)
Cash dividends	—	—	(26,635)	—	—	(26,635)
Repurchases of common stock	—	—	—	(51,950)	—	(51,950)
Share-based compensation	—	6,122	—	—	—	6,122
Common stock issued upon exercises of stock options	—	(300)	—	399	—	99
Common stock issued upon vesting of restricted shares	—	(1,178)	—	1,073	—	(105)
Other	—	53	(10)	58	—	101
Balance at July 3, 2022	$47,042	$2,926,739	$376,187	$(2,872,568)	$(54,537)	$422,863

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

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	July 3, 2022	July 4, 2021
	(Unaudited)
Cash flows from operating activities:
Net income	$85,553	$107,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,659	62,303
Share-based compensation	12,470	11,033
Impairment of long-lived assets	2,476	1,265
Deferred income tax	7,306	(2,137)
Non-cash rental expense, net	16,684	20,075
Change in operating lease liabilities	(22,913)	(23,074)
Net receipt of deferred vendor incentives	5,039	3,332
System optimization gains, net	(3,686)	(31,282)
Distributions received from joint ventures, net of equity in earnings	1,108	2,354
Long-term debt-related activities, net	3,731	21,328
Cloud computing arrangements expenditures	(13,213)	(2,412)
Changes in operating assets and liabilities and other, net	(63,019)	(11,124)
Net cash provided by operating activities	98,195	158,751
Cash flows from investing activities:
Capital expenditures	(30,941)	(24,069)
Franchise development fund	(1,312)	—
Acquisitions	—	4,879
Dispositions	1,016	50,531
Notes receivable, net	2,445	611
Net cash (used in) provided by investing activities	(28,792)	31,952
Cash flows from financing activities:
Proceeds from long-term debt	500,000	1,100,000
Repayments of long-term debt	(12,125)	(941,220)
Repayments of finance lease liabilities	(9,495)	(5,777)
Deferred financing costs	(10,232)	(20,873)
Repurchases of common stock	(51,950)	(83,658)
Dividends	(53,546)	(42,279)
Proceeds from stock option exercises	1,959	25,933
Payments related to tax withholding for share-based compensation	(1,904)	(3,197)
Net cash provided by financing activities	362,707	28,929
Net cash provided by operations before effect of exchange rate changes on cash	432,110	219,632
Effect of exchange rate changes on cash	(2,428)	2,283
Net increase in cash, cash equivalents and restricted cash	429,682	221,915
Cash, cash equivalents and restricted cash at beginning of period	366,966	418,241
Cash, cash equivalents and restricted cash at end of period	$796,648	$640,156

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of July 3, 2022, the results of our operations for the three and six months ended July 3, 2022 and July 4, 2021 and cash flows for the six months ended July 3, 2022 and July 4, 2021. The results of operations for the six months ended July 3, 2022 are not necessarily indicative of the results to be expected for the full 2022 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 (the “Form 10-K”).

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

Reclassifications

The Company has reclassified payments for cloud computing arrangements to “Cloud computing arrangements expenditures,” which were previously recorded to “Changes in operating assets and liabilities and other, net.” The prior period amounts in the condensed consolidated statement of cash flows reflect the reclassification of these cash flows to conform to the current year presentation. There was no impact to “Net cash provided by operating activities.”

The following table illustrates the reclassifications made to the condensed consolidated statement of cash flows for the six months ended July 4, 2021:

	As Previously Reported	Reclassifications	As Currently Reported
Cloud computing arrangements expenditures	$—	$(2,412)	$(2,412)
Changes in operating assets and liabilities and other, net	(13,536)	2,412	(11,124)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended July 3, 2022
Sales at Company-operated restaurants	$227,903	$2,966	$—	$230,869
Franchise royalty revenue	108,872	16,141	—	125,013
Franchise fees	15,986	1,167	1,270	18,423
Franchise rental income	—	—	58,610	58,610
Advertising funds revenue	97,679	7,189	—	104,868
Total revenues	$450,440	$27,463	$59,880	$537,783

Six Months Ended July 3, 2022
Sales at Company-operated restaurants	$434,404	$5,740	$—	$440,144
Franchise royalty revenue	206,792	29,966	—	236,758
Franchise fees	31,391	2,438	1,825	35,654
Franchise rental income	—	—	116,481	116,481
Advertising funds revenue	185,164	12,225	—	197,389
Total revenues	$857,751	$50,369	$118,306	$1,026,426

Three Months Ended July 4, 2021
Sales at Company-operated restaurants	$193,279	$246	$—	$193,525
Franchise royalty revenue	106,006	13,560	—	119,566
Franchise fees	14,331	1,454	1,310	17,095
Franchise rental income	—	—	60,868	60,868
Advertising funds revenue	96,227	6,056	—	102,283
Total revenues	$409,843	$21,316	$62,178	$493,337

Six Months Ended July 4, 2021
Sales at Company-operated restaurants	$382,336	$246	$—	$382,582
Franchise royalty revenue	202,770	25,130	—	227,900
Franchise fees	26,261	2,897	2,433	31,591
Franchise rental income	—	—	119,744	119,744
Advertising funds revenue	180,430	11,293	—	191,723
Total revenues	$791,797	$39,566	$122,177	$953,540

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	July 3, 2022 (a)	January 2, 2022 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$57,838	$49,168
Receivables, which are included in “Advertising funds restricted assets”	66,918	65,497
Deferred franchise fees (c)	99,108	97,186
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $9,862 and $89,246, respectively, as of July 3, 2022, and $9,084 and $88,102, respectively, as of January 2, 2022.

Significant changes in deferred franchise fees are as follows:

	Six Months Ended
	July 3, 2022	July 4, 2021
Deferred franchise fees at beginning of period	$97,186	$97,785
Revenue recognized during the period	(5,037)	(6,845)
New deferrals due to cash received and other	6,959	7,469
Deferred franchise fees at end of period	$99,108	$98,409

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2022 (a)	$6,831
2023	6,440
2024	6,260
2025	6,084
2026	5,975
Thereafter	67,518
$99,108
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2022, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(3) Acquisitions

The Company completed no significant acquisitions of restaurants from franchisees during the six months ended July 3, 2022 and July 4, 2021.

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

(4) System Optimization Gains, Net

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During the six months ended July 3, 2022 and July 4, 2021, the Company facilitated 46 and 19 Franchise Flips, respectively. In addition, during the three months ended July 4, 2021, the Company completed the sale of 47 Company-operated restaurants in New York (including Manhattan) to franchisees. No Company-operated restaurants were sold to franchisees during the six months ended July 3, 2022.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Number of restaurants sold to franchisees	—	47	—	47

Proceeds from sales of restaurants (a)	$—	$50,518	$—	$50,518
Net assets sold (b)	—	(16,939)	—	(16,939)
Goodwill related to sales of restaurants	—	(4,847)	—	(4,847)
Net unfavorable leases (c)	—	(2,939)	—	(2,939)
Gain on sales-type leases	—	7,156	—	7,156
Other (d)	—	(2,148)	—	(2,148)
	—	30,801	—	30,801
Post-closing adjustments on sales of restaurants (e)	75	—	3,522	515
Gain on sales of restaurants, net	75	30,801	3,522	31,316

Gain (loss) on sales of other assets, net (f)	77	(35)	164	(34)
System optimization gains, net	$152	$30,766	$3,686	$31,282
_______________

(a)In addition to the proceeds noted herein, the Company received cash proceeds of $63 and $158 during the three and six months ended July 3, 2022, respectively, related to a note receivable issued in connection with the sale of the Manhattan Company-operated restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)Net assets sold consisted primarily of equipment.

(c)During the three and six months ended July 4, 2021, the Company recorded favorable lease assets of $3,799 and unfavorable lease liabilities of $6,738 as a result of leasing and/or subleasing land, buildings and/or leasehold improvements to franchisees, in connection with the sale of the New York Company-operated restaurants (including Manhattan).

(d)The three and six months ended July 4, 2021 include a deferred gain of $3,500 as a result of certain contingencies related to the extension of lease terms.

(e)Represents the recognition of deferred gains as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

(f)During the three and six months ended July 3, 2022, the Company received net cash proceeds of $690 and $858, respectively, primarily from the sale of surplus and other properties. During the three and six months ended July 4, 2021, the Company received net cash proceeds of $10 and $13, respectively, primarily from the sale of surplus and other properties.

Assets Held for Sale

As of July 3, 2022 and January 2, 2022, the Company had assets held for sale of $3,754 and $3,541, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
System optimization initiative	$134	$897	$541	$5,575
Other reorganization and realignment plans	22	1,205	79	1,461
Reorganization and realignment costs	$156	$2,102	$620	$7,036

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. During the six months ended July 3, 2022, the Company recognized costs totaling $541, which were primarily comprised of professional fees and other costs associated with the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021. During the six months ended July 4, 2021, the Company recognized costs totaling $5,575, which were primarily comprised of the write-off of certain lease assets and lease termination fees associated with the bankruptcy sale process of NPC Quality Burgers, Inc. (“NPC”). As previously announced, NPC, formerly the Company’s largest franchisee, filed for chapter 11 bankruptcy in July 2020 and completed a process during the three months ended April 4, 2021 under which all of NPC’s Wendy’s restaurants were sold to Wendy’s approved franchisees. The Company expects to recognize a gain of approximately $700, primarily related to the write-off of certain NPC-related lease liabilities, upon final termination of the leases.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended		Total Incurred Since Inception
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Severance and related employee costs	$—	$661	$—	$661	$18,898
Professional fees	80	504	374	739	24,051
Other (a)	37	—	133	1,354	7,751
	117	1,165	507	2,754	50,700
Accelerated depreciation and amortization (b)	—	—	—	—	25,398
NPC lease termination costs (c)	17	(268)	34	2,821	2,890
Share-based compensation (d)	—	—	—	—	5,013
Total system optimization initiative	$134	$897	$541	$5,575	$84,001
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

	Balance January 2, 2022	Charges	Payments	Balance July 3, 2022
Professional fees	$—	$374	$(374)	$—
Other	—	133	(133)	—
	$—	$507	$(507)	$—

	Balance January 3, 2021	Charges	Payments	Balance July 4, 2021
Severance and related employee costs	$—	$661	$(661)	$—
Professional fees	1,230	739	(1,969)	—
Other	—	1,354	(1,354)	—
	$1,230	$2,754	$(3,984)	$—

Other Reorganization and Realignment Plans

Costs incurred under the Company’s other reorganization and realignment plans were not material during the six months ended July 3, 2022 and July 4, 2021. The Company does not expect to incur any material additional costs under these plans.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(6) Investments

The following is a summary of the carrying value of our investments:

	July 3, 2022	January 2, 2022
Equity method investments	$38,088	$39,870
Other investments in equity securities	12,107	10,000
	$50,195	$49,870

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

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Six Months Ended
	July 3, 2022	July 4, 2021
Balance at beginning of period	$39,870	$44,574

Equity in earnings for the period	5,736	4,921
Amortization of purchase price adjustments (a)	(1,455)	(1,658)
	4,281	3,263
Distributions received	(5,389)	(5,617)
Foreign currency translation adjustment included in “Other comprehensive (loss) income” and other	(674)	1,456
Balance at end of period	$38,088	$43,676
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

Other Investments in Equity Securities

During 2021, the Company made an investment in equity securities of $10,000. During the six months ended July 3, 2022, the Company recognized a gain of $2,107 as a result of an observable price change for a similar investment of the same issuer.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(7) Long-Term Debt

Long-term debt consisted of the following:

	July 3, 2022	January 2, 2022
Series 2022-1 Class A-2 Notes:
4.236% Series 2022-1 Class A-2-I Notes, anticipated repayment date 2029	$100,000	$—
4.535% Series 2022-1 Class A-2-II Notes, anticipated repayment date 2032	400,000	—
Series 2021-1 Class A-2 Notes:
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	445,500	447,750
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	643,500	646,750
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	366,000	368,000
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	411,750	414,000
Series 2018-1 Class A-2 Notes:
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	453,625	456,000
7% debentures, due in 2025	85,770	85,175
Unamortized debt issuance costs	(44,105)	(37,009)
	2,862,040	2,380,666
Less amounts payable within one year	(29,250)	(24,250)
Total long-term debt	$2,832,790	$2,356,416

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

Under the securitized financing facility, the Master Issuer has issued outstanding Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”), which allow for the drawing of up to $300,000 on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Class A-1 Notes during the six months ended July 3, 2022.

During the six months ended July 3, 2022, the Company incurred debt issuance costs of $10,232 in connection with the issuance of the Series 2022-1 Class A-2 Notes. The debt issuance costs will be amortized to “Interest expense, net” through the anticipated repayment dates of the Series 2022-1 Class A-2 Notes utilizing the effective interest rate method.

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	July 3, 2022		January 2, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$415,679	$415,679	$—	$—	Level 1
Other investments in equity securities (a)	12,107	12,107	10,000	10,000	Level 2

Financial liabilities
Series 2022-1 Class A-2-I Notes (b)	100,000	94,800	—	—	Level 2
Series 2022-1 Class A-2-II Notes (b)	400,000	376,000	—	—	Level 2
Series 2021-1 Class A-2-I Notes (b)	445,500	379,254	447,750	439,283	Level 2
Series 2021-1 Class A-2-II Notes (b)	643,500	533,912	646,750	642,352	Level 2
Series 2019-1 Class A-2-I Notes (b)	366,000	348,322	368,000	381,579	Level 2
Series 2019-1 Class A-2-II Notes (b)	411,750	384,122	414,000	439,792	Level 2
Series 2018-1 Class A-2-II Notes (b)	453,625	426,816	456,000	473,693	Level 2
7% debentures, due in 2025 (b)	85,770	91,467	85,175	101,142	Level 2
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

		Fair Value Measurements
	July 3, 2022	Level 1	Level 2	Level 3
Held and used	$952	$—	$—	$952
Held for sale	2,275	—	—	2,275
Total	$3,227	$—	$—	$3,227

		Fair Value Measurements
	January 2, 2022	Level 1	Level 2	Level 3
Held and used	$1,618	$—	$—	$1,618
Held for sale	371	—	—	371
Total	$1,989	$—	$—	$1,989

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

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Company-operated restaurants	$1,708	$488	$2,075	$934
Restaurants leased or subleased to franchisees	—	—	194	189
Surplus properties	152	142	207	142
	$1,860	$630	$2,476	$1,265

(10) Income Taxes

The Company’s effective tax rate for the three months ended July 3, 2022 and July 4, 2021 was 26.4% and 18.6%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended July 3, 2022 primarily due to state income taxes.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The Company’s effective tax rate for the six months ended July 3, 2022 and July 4, 2021 was 26.4% and 20.8%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the six months ended July 3, 2022 primarily due to state income taxes.

There were no significant changes to the unrecognized tax benefits or related interest and penalties for the three and six months ended July 3, 2022. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $936 due to lapses of statutes of limitations.

The current portion of refundable income taxes was $8,266 and $11,901 as of July 3, 2022 and January 2, 2022, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of July 3, 2022 and January 2, 2022.

(11) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net income	$48,151	$65,724	$85,553	$107,090

Common stock:
Weighted average basic shares outstanding	213,673	221,874	214,646	222,604
Dilutive effect of stock options and restricted shares	1,569	3,526	2,058	3,459
Weighted average diluted shares outstanding	215,242	225,400	216,704	226,063

Net income per share:
Basic	$.23	$.30	$.40	$.48
Diluted	$.22	$.29	$.39	$.47

Basic net income per share for the three and six months ended July 3, 2022 and July 4, 2021 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 5,538 and 4,417 for the three and six months ended July 3, 2022, respectively, and 1,825 and 1,847 for the three and six months ended July 4, 2021, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(12) Stockholders’ Equity

Dividends

During each of the first and second quarters of 2022, the Company paid quarterly dividends per share of $.125. During the first and second quarters of 2021, the Company paid dividends per share of $.09 and $.10, respectively.

Repurchases of Common Stock

In February 2022, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through February 28, 2023, when and if market conditions warrant and to the extent legally permissible (the “February 2022 Authorization”). On April 1, 2022, the Company’s Board of Directors approved an increase of $150,000 to the February 2022 Authorization, resulting in an aggregate authorization of $250,000 that continues to expire on February 28, 2023. During the six months ended July 3, 2022, the Company repurchased 2,759 shares under the February 2022 Authorization with an aggregate purchase price of $51,911, excluding commissions of $39. As of July 3, 2022, the Company had $198,089 of

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

availability remaining under its February 2022 authorization. Subsequent to July 3, 2022 through August 9, 2022, no shares were repurchased under the February 2022 Authorization.

In February 2020, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible (the “February 2020 Authorization”). In July 2020, the Company’s Board of Directors approved an extension of the February 2020 Authorization by one year, through February 28, 2022. In addition, in May 2021, August 2021 and November 2021, the Board of Directors approved increases of $50,000, $70,000 and $80,000, respectively, to the February 2020 Authorization, resulting in an aggregate authorization of $300,000 that continued to expire on February 28, 2022. In November 2021, the Company entered into an accelerated share repurchase agreement (the “2021 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the February 2020 Authorization. Under the 2021 ASR Agreement, the Company paid the financial institution an initial purchase price of $125,000 in cash and received an initial delivery of 4,910 shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2021 ASR Agreement. In February 2022, the Company completed the 2021 ASR Agreement and received an additional 715 shares of common stock. The total number of shares of common stock ultimately purchased by the Company under the 2021 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2021 ASR Agreement, less an agreed upon discount. In total, 5,625 shares were delivered under the 2021 ASR Agreement at an average purchase price of $22.22 per share. With the completion of the 2021 ASR Agreement in February 2022 as described above, the Company completed the February 2020 Authorization.

During the six months ended July 4, 2021, the Company repurchased 3,956 shares under the February 2020 Authorization with an aggregate purchase price of $83,320, of which $440 was accrued at July 4, 2021, and excluding commissions of $55.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Six Months Ended
	July 3, 2022	July 4, 2021
Balance at beginning of period	$(48,200)	$(49,641)
Foreign currency translation	(6,337)	5,567
Balance at end of period	$(54,537)	$(44,074)

(13) Leases

Nature of Leases
The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At July 3, 2022, Wendy’s and its franchisees operated 7,040 Wendy’s restaurants. Of the 411 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 157 restaurants, owned the building and held long-term land leases for 143 restaurants and held leases covering the land and building for 111 restaurants. Wendy’s also owned 489 and leased 1,211 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Finance lease cost:
Amortization of finance lease assets	$4,106	$3,251	$8,170	$6,759
Interest on finance lease liabilities	10,693	10,267	21,338	20,560
	14,799	13,518	29,508	27,319
Operating lease cost	22,324	23,012	42,985	46,373
Variable lease cost (a)	16,456	16,583	31,259	31,771
Short-term lease cost	1,405	1,270	2,838	2,596
Total operating lease cost (b)	40,185	40,865	77,082	80,740
Total lease cost	$54,984	$54,383	$106,590	$108,059
_______________

(a)Includes expenses for executory costs of $9,245 and $10,087 for the three months ended July 3, 2022 and July 4, 2021, respectively, and $18,853 and $20,150 for the six months ended July 3, 2022 and July 4, 2021, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $32,071 and $34,063 for the three months ended July 3, 2022 and July 4, 2021, respectively, and $60,996 and $66,615 for the six months ended July 3, 2022 and July 4, 2021, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $7,479 and $6,111 for the three months ended July 3, 2022 and July 4, 2021, respectively, and $14,773 and $12,792 for the six months ended July 3, 2022 and July 4, 2021, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

Company as Lessor

The components of lease income are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Sales-type and direct-financing leases:
Selling profit	$1,677	$1,627	$2,157	$3,539
Interest income (a)	7,753	7,586	15,493	15,075

Operating lease income	42,174	44,356	85,488	88,478
Variable lease income	16,436	16,512	30,993	31,266
Franchise rental income (b)	$58,610	$60,868	$116,481	$119,744
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $43,689 and $45,245 recognized during the three months ended July 3, 2022 and July 4, 2021, respectively, and $86,854 and $88,495 recognized during the six months ended July 3, 2022 and July 4, 2021, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $9,250 and $10,195 for the three months ended July 3, 2022 and July 4, 2021, respectively, and $18,785 and $20,069 for the six months ended July 3, 2022 and July 4, 2021, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(14) Supplemental Cash Flow Information

The following table includes supplemental non-cash investing and financing activities:

	Six Months Ended
	July 3, 2022	July 4, 2021
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$5,955	$7,242
Finance leases	18,984	30,863

The following table includes a reconciliation of cash, cash equivalents and restricted cash:

	July 3, 2022	January 2, 2022
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$700,813	$249,438
Restricted cash	33,997	27,535
Restricted cash, included in Advertising funds restricted assets	61,838	89,993
Total cash, cash equivalents and restricted cash	$796,648	$366,966

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

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. During the six months ended July 3, 2022 and July 4, 2021, Wendy’s paid TimWen $9,601 and $8,817, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $111 and $110 during the six months ended July 3, 2022 and July 4, 2021, respectively, which has been included as a reduction to “General and administrative.”

Transactions with Yellow Cab

Certain family members and affiliates of Mr. Nelson Peltz, our Chairman, and Mr. Peter May, our Senior Vice Chairman, as well as Mr. Matthew Peltz, our Vice Chairman, hold indirect, minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”) and operating companies managed by Yellow Cab, a Wendy’s franchisee, that as of July 3, 2022 owned and operated 82 Wendy’s restaurants. During the six months ended July 3, 2022 and July 4, 2021, the Company recognized $6,476 and $4,353, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. As of July 3, 2022 and January 2, 2022, $1,046 and $974, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

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

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $88,778 as of July 3, 2022. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of July 3, 2022. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of July 3, 2022.

Letters of Credit

As of July 3, 2022, the Company had outstanding letters of credit with various parties totaling $28,633. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Class A-1 Notes. See Note 7 for further information. We do not expect any material loss to result from these letters of credit.

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

We previously described certain legal proceedings in the Form 10-K. As of July 3, 2022, there were no material developments in those legal proceedings.

(18) Segment Information

Revenues by segment were as follows:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Wendy’s U.S.	$450,440	$409,843	$857,751	$791,797
Wendy’s International	27,463	21,316	50,369	39,566
Global Real Estate & Development	59,880	62,178	118,306	122,177
Total revenues	$537,783	$493,337	$1,026,426	$953,540

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Wendy’s U.S. (a)	$126,999	$126,650	$231,823	$238,737
Wendy’s International (b)	9,350	6,528	14,803	14,212
Global Real Estate & Development	27,283	26,569	54,890	52,822
Total segment profit	$163,632	$159,747	$301,516	$305,771
Unallocated franchise support and other costs	—	—	6	—
Advertising funds deficit	(1,375)	(1,602)	(2,618)	(2,866)
Unallocated general and administrative (c)	(30,989)	(28,864)	(61,994)	(53,971)
Depreciation and amortization	(33,428)	(30,761)	(66,659)	(62,303)
System optimization gains, net	152	30,766	3,686	31,282
Reorganization and realignment costs	(156)	(2,102)	(620)	(7,036)
Impairment of long-lived assets	(1,860)	(630)	(2,476)	(1,265)
Unallocated other operating income, net	305	192	321	256
Interest expense, net	(32,125)	(28,204)	(58,490)	(56,990)
Loss on early extinguishment of debt	—	(17,917)	—	(17,917)
Investment (loss) income, net	(4)	3	2,107	6
Other income, net	1,238	158	1,445	284
Income before income taxes	$65,390	$80,786	$116,224	$135,251
_______________

(a)Wendy’s U.S. includes advertising fund expense of $2,766 and $5,322 for the three and six months ended July 3, 2022, respectively, and $3,990 and $7,524 for the three and six months ended July 4, 2021, respectively, related to the Company’s funding of incremental advertising.

(b)Wendy’s International includes advertising fund expense of $1,084 and $1,922 for the three and six months ended July 3, 2022, respectively, related to the Company’s funding of incremental advertising. In addition, Wendy’s International includes other international-related advertising expense of $880 and $1,522 for the three and six months ended July 3, 2022, respectively.

(c)Includes corporate overhead costs, such as employee compensation and related benefits.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 (the “Form 10-K”). There have been no material changes as of July 3, 2022 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic share, and the third largest globally with 7,040 restaurants in the U.S. and 31 foreign countries and U.S. territories as of July 3, 2022.

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

Executive Overview

Our Business

As of July 3, 2022, the Wendy’s restaurant system was comprised of 7,040 restaurants, with 5,983 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 403 were operated by the Company and 5,580 were operated by a total of 222 franchisees. In addition, at July 3, 2022, there were 1,057 Wendy’s restaurants in operation in 31 foreign countries and U.S. territories. Of the international restaurants, 1,049 were operated by franchisees and eight were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of July 3, 2022.

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

Second Quarter Financial Highlights

•Revenue increased 9.0% to $537.8 million in the second quarter of 2022 compared to $493.3 million in the second quarter of 2021;

•Global same-restaurant sales increased 3.7%, U.S. same-restaurant sales increased 2.3% and international same-restaurant sales increased 15.2% compared to the second quarter of 2021;

•Company-operated restaurant margin was 14.5% in the second quarter of 2022, a decrease of 580 basis points compared to the second quarter of 2021; and

•Net income decreased 26.7% to $48.2 million in the second quarter of 2022 compared to $65.7 million in the second quarter of 2021.

Year-to-Date Financial Highlights

•Revenue increased 7.6% to $1.0 billion in the first six months of 2022 compared to $953.5 million in the first six months of 2021;

•Global same-restaurant sales increased 3.1%, U.S. same-restaurant sales increased 1.7% and international same-restaurant sales increased 14.7% compared to the first six months of 2021;

•Company-operated restaurant margin was 13.1% in the first six months of 2022, a decrease of 560 basis points from the first six months of 2021; and

•Net income decreased 20.1% to $85.6 million in the first six months of 2022 compared to $107.1 million in the first six months of 2021.

Breakfast

Wendy’s long-term growth opportunities include investing in accelerated global growth, which includes building upon our breakfast daypart. Since the launch of breakfast across the U.S. system in March 2020, systemwide sales have benefited from this new daypart, with average weekly U.S. breakfast sales representing approximately $2,600 per restaurant during the six months ended July 3, 2022. The Company launched breakfast in Canada on May 2, 2022, which has increased the percentage of global systemwide restaurants serving breakfast to approximately 95%. The Company expects to fund a total of $16.0 million of incremental advertising during 2022 to support the breakfast daypart, which the Company expects will continue to drive trial and acceleration of the Company’s breakfast offering in the U.S. and Canada.

Digital

Wendy’s long-term growth opportunities include accelerated implementation of consumer-facing digital platforms and technologies. The Company has invested significant resources to focus on consumer-facing technology, including activating mobile ordering via Wendy’s mobile app, launching the Wendy’s Rewards loyalty program and establishing delivery agreements with third-party vendors. The Company’s digital business represented approximately 10.2% of global systemwide sales during the six months ended July 3, 2022. The Company is also partnering with key technology providers to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth.

New Restaurant Development

Wendy’s long-term growth opportunities include expanding the Company’s footprint through global restaurant expansion. To promote new restaurant development, the Company has provided franchisees with certain incentive programs for qualifying new restaurants, including technical assistance fee waivers and reductions in royalty and national advertising payments. In addition, the Company has development agreements in place with a number of franchisees that contractually obligate such franchisees to open additional Wendy’s restaurants over a specified timeframe. During the six months ended July 3, 2022, the Company and its franchisees added 91 net new restaurants across the Wendy’s system.

During the second quarter of 2022, the Company reevaluated the development commitment by REEF Kitchens (“REEF”) and now anticipates that REEF will open 100 to 150 delivery kitchens by the end of 2025, primarily in Canada and the U.K. As a result, the Company now expects net new restaurant growth of 3% to 4% in 2022 and expects to reach 8,000 to 8,500 systemwide restaurants by the end of 2025.

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

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the second quarter and the first six months of 2022 and 2021.

	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Revenues:
Sales	$230.9	$193.5	$37.4	$440.1	$382.6	$57.5
Franchise royalty revenue and fees	143.4	136.6	6.8	272.4	259.5	12.9
Franchise rental income	58.6	60.9	(2.3)	116.5	119.7	(3.2)
Advertising funds revenue	104.9	102.3	2.6	197.4	191.7	5.7
	537.8	493.3	44.5	1,026.4	953.5	72.9
Costs and expenses:
Cost of sales	197.3	154.2	43.1	382.3	311.0	71.3
Franchise support and other costs	9.9	8.9	1.0	21.7	16.6	5.1
Franchise rental expense	32.1	34.1	(2.0)	61.0	66.6	(5.6)
Advertising funds expense	111.0	107.9	3.1	208.8	202.1	6.7
General and administrative	61.6	63.1	(1.5)	124.0	115.7	8.3
Depreciation and amortization	33.4	30.8	2.6	66.7	62.3	4.4
System optimization gains, net	(0.2)	(30.8)	30.6	(3.7)	(31.3)	27.6
Reorganization and realignment costs	0.2	2.1	(1.9)	0.6	7.0	(6.4)
Impairment of long-lived assets	1.9	0.6	1.3	2.5	1.3	1.2
Other operating income, net	(5.7)	(4.3)	(1.4)	(8.7)	(7.7)	(1.0)
	441.5	366.6	74.9	855.2	743.6	111.6
Operating profit	96.3	126.7	(30.4)	171.2	209.9	(38.7)
Interest expense, net	(32.1)	(28.2)	(3.9)	(58.5)	(57.0)	(1.5)
Loss on early extinguishment of debt	—	(17.9)	17.9	—	(17.9)	17.9
Investment income, net	—	—	—	2.1	—	2.1
Other income, net	1.2	0.2	1.0	1.4	0.3	1.1
Income before income taxes	65.4	80.8	(15.4)	116.2	135.3	(19.1)
Provision for income taxes	(17.2)	(15.1)	(2.1)	(30.6)	(28.2)	(2.4)
Net income	$48.2	$65.7	$(17.5)	$85.6	$107.1	$(21.5)

	Second Quarter				Six Months
	2022	% of Total Revenues	2021	% of Total Revenues	2022	% of Total Revenues	2021	% of Total Revenues
Revenues:
Sales	$230.9	42.9%	$193.5	39.2%	$440.1	42.9%	$382.6	40.1%
Franchise royalty revenue and fees:
Franchise royalty revenue	125.0	23.2%	119.5	24.2%	236.8	23.1%	227.9	23.9%
Franchise fees	18.4	3.5%	17.1	3.5%	35.6	3.4%	31.6	3.3%
Total franchise royalty revenue and fees	143.4	26.7%	136.6	27.7%	272.4	26.5%	259.5	27.2%
Franchise rental income	58.6	10.9%	60.9	12.4%	116.5	11.4%	119.7	12.6%
Advertising funds revenue	104.9	19.5%	102.3	20.7%	197.4	19.2%	191.7	20.1%
Total revenues	$537.8	100.0%	$493.3	100.0%	$1,026.4	100.0%	$953.5	100.0%

	Second Quarter				Six Months
	2022	% of Sales	2021	% of Sales	2022	% of Sales	2021	% of Sales
Cost of sales:
Food and paper	$76.3	33.0%	$55.8	28.9%	$144.6	32.9%	$110.7	28.9%
Restaurant labor	73.0	31.6%	58.7	30.3%	143.5	32.6%	118.7	31.0%
Occupancy, advertising and other operating costs	48.0	20.9%	39.7	20.5%	94.2	21.4%	81.6	21.4%
Total cost of sales	$197.3	85.5%	$154.2	79.7%	$382.3	86.9%	$311.0	81.3%

	Second Quarter				Six Months
	2022	% of Sales	2021	% of Sales	2022	% of Sales	2021	% of Sales
Restaurant margin	$33.6	14.5%	$39.3	20.3%	$57.8	13.1%	$71.6	18.7%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	Second Quarter		Six Months
	2022	2021	2022	2021
Key business measures:
U.S. same-restaurant sales:
Company-operated	2.9%	23.9%	2.9%	18.3%
Franchised	2.2%	15.6%	1.6%	14.6%
Systemwide	2.3%	16.1%	1.7%	14.9%

International same-restaurant sales (a)	15.2%	31.4%	14.7%	19.0%

Global same-restaurant sales:
Company-operated	2.9%	23.9%	2.9%	18.3%
Franchised (a)	3.7%	17.0%	3.1%	15.0%
Systemwide (a)	3.7%	17.4%	3.1%	15.2%

Systemwide sales (b):
U.S. Company-operated	$227.9	$193.3	$434.4	$382.4
U.S. franchised	2,772.6	2,704.1	5,278.2	5,162.4
U.S. systemwide	3,000.5	2,897.4	5,712.6	5,544.8
International Company-operated	3.0	0.2	5.7	0.2
International franchised (a)	416.3	353.4	773.0	657.0
International systemwide (a)	419.3	353.6	778.7	657.2
Global systemwide (a)	$3,419.8	$3,251.0	$6,491.3	$6,202.0
_______________

(a)Excludes Argentina and Venezuela due to the impact of the highly inflationary economies of those countries.

(b)During the second quarter of 2022 and 2021, global systemwide sales increased 5.6% and 22.9%, respectively, U.S. systemwide sales increased 3.5% and 20.6%, respectively, and international systemwide sales increased 22.7% and 48.2%, respectively, on a constant currency basis. During the first six months of 2022 and 2021, global systemwide sales increased 4.9% and 17.7%, respectively, U.S. systemwide sales increased 3.0% and 16.9%, respectively, and international systemwide sales increased 21.1% and 25.6%, respectively, on a constant currency basis.

	Second Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at April 3, 2022	402	5,567	6	1,041	7,016
Opened	3	26	2	16	47
Closed (a)	(2)	(13)	—	(8)	(23)
Restaurant count at July 3, 2022	403	5,580	8	1,049	7,040

	Six Months
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide

Restaurant count at January 2, 2022	403	5,535	5	1,006	6,949
Opened	3	71	3	63	140
Closed (a)	(4)	(25)	—	(20)	(49)
Net purchased from (sold by) franchisees	1	(1)	—	—	—
Restaurant count at July 3, 2022	403	5,580	8	1,049	7,040
_______________

(a)Excludes restaurants temporarily closed.

Sales	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Sales	$230.9	$193.5	$37.4	$440.1	$382.6	$57.5

The increase in sales for the second quarter and the first six months of 2022 was primarily due to (1) the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021, (2) a 2.9% increase in Company-operated same-restaurant sales and (3) net new restaurant development. These increases were partially offset by the sale of 47 Company-operated restaurants in New York during the second quarter of 2021. Company-operated same-restaurant sales increased due to higher average check, partially offset by a decrease in customer count. Company-operated same-restaurant sales during the first six months of 2021 benefited from government stimulus payments to consumers during the first quarter of 2021, which did not recur in the first six months of 2022.

Franchise Royalty Revenue and Fees	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Franchise royalty revenue	$125.0	$119.5	$5.5	$236.8	$227.9	$8.9
Franchise fees	18.4	17.1	1.3	35.6	31.6	4.0
	$143.4	$136.6	$6.8	$272.4	$259.5	$12.9

The increase in franchise royalty revenue during the second quarter and the first six months of 2022 was primarily due to (1) a 3.7% and 3.1% increase in global franchise same-restaurant sales, respectively, and (2) a net increase in the number of franchise restaurants in operation during 2022 compared to 2021. Franchise same-restaurant sales increased due to higher average check, partially offset by a decrease in customer count. Franchise same-restaurant sales during the first six months of 2021 benefited from government stimulus payments to consumers during the first quarter of 2021, which did not recur in the first six months of 2022.

The increase in franchise fees during the second quarter and the first six months of 2022 was primarily due to higher fees for providing information technology services to franchisees. The increase in franchise fees during the first six months of 2022 reflects the one-month waiver of technology fees during the first quarter of 2021, partially offset by the accelerated recognition of franchise fees associated with canceled development agreements during the first six months of 2021.

Franchise Rental Income	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Franchise rental income	$58.6	$60.9	$(2.3)	$116.5	$119.7	$(3.2)

The decrease in franchise rental income during the second quarter and the first six months of 2022 was primarily due to the impact of terminating existing leases where the Company was lessor in connection with the Company’s acquisition of franchise-operated restaurants in Florida during the fourth quarter of 2021. This decrease was partially offset by the impact of the sale of Company-operated restaurants in New York during the second quarter of 2021.

Advertising Funds Revenue	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Advertising funds revenue	$104.9	$102.3	$2.6	$197.4	$191.7	$5.7

The increase in advertising funds revenue during the second quarter and the first six months of 2022 was primarily due to an increase in franchise same-restaurant sales in the U.S. and Canada.

Cost of Sales, as a Percent of Sales	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Food and paper	33.0%	28.9%	4.1%	32.9%	28.9%	4.0%
Restaurant labor	31.6%	30.3%	1.3%	32.6%	31.0%	1.6%
Occupancy, advertising and other operating costs	20.9%	20.5%	0.4%	21.4%	21.4%	—%
	85.5%	79.7%	5.8%	86.9%	81.3%	5.6%

The increase in cost of sales, as a percent of sales, during the second quarter and the first six months of 2022 was primarily due to (1) higher commodity costs, (2) an increase in restaurant labor rates, (3) a decrease in customer count and (4) the impact of the Company’s investments to support the entry into the U.K. market. These impacts were partially offset by higher average check.

Franchise Support and Other Costs	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Franchise support and other costs	$9.9	$8.9	$1.0	$21.7	$16.6	$5.1

The increase in franchise support and other costs during the second quarter and the first six months of 2022 was primarily due to an increase in costs incurred to provide information technology and other services to franchisees.

Franchise Rental Expense	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Franchise rental expense	$32.1	$34.1	$(2.0)	$61.0	$66.6	$(5.6)

The decrease in franchise rental expense during the second quarter and the first six months of 2022 was primarily due to (1) the impact of assigning certain leases to franchisees and (2) the impact of the Company’s acquisition of franchise-operated restaurants in Florida during the fourth quarter of 2021.

Advertising Funds Expense	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Advertising funds expense	$111.0	$107.9	$3.1	$208.8	$202.1	$6.7

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. The Company expects advertising funds expense to exceed advertising funds revenue by approximately $21.0 million for 2022, which includes (1) the Company’s previously announced decision to fund up to $16.0 million of incremental advertising and (2) the amount by which advertising funds revenue exceeded advertising funds expense in prior years (excluding the Company’s funding of incremental advertising) of approximately $5.0 million. During the second quarter and the first six months of 2022, advertising funds expense increased due to an increase in franchise same-restaurant sales in the U.S. and Canada.

General and Administrative	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Incentive compensation	$6.7	$15.1	$(8.4)	$12.9	$22.5	$(9.6)
Employee compensation and benefits	30.6	28.3	2.3	63.6	57.0	6.6
Professional fees	14.4	11.4	3.0	27.2	21.9	5.3
Travel-related expenses	3.0	1.5	1.5	5.2	2.0	3.2
Other, net	6.9	6.8	0.1	15.1	12.3	2.8
	$61.6	$63.1	$(1.5)	$124.0	$115.7	$8.3

The decrease in general and administrative expenses during the second quarter of 2022 was primarily due to a decrease in incentive compensation accruals, reflecting higher operating performance as compared to plan in the first six months of 2021 compared to the first six months of 2022. This decrease was partially offset by (1) an increase in employee compensation and related benefits, reflecting investments in resources to support the Company’s development and digital organizations, (2) higher professional fees, primarily as a result of costs associated with the Company’s enterprise resource planning (“ERP”) implementation and (3) an increase in travel-related expenses.

The increase in general and administrative expenses during the first six months of 2022 was primarily due to (1) an increase in employee compensation and related benefits, reflecting investments in resources to support the Company’s development and digital organizations, (2) higher professional fees, primarily as a result of costs associated with the Company’s ERP implementation and (3) an increase in travel-related expenses. These increases were partially offset by a decrease in incentive compensation accruals, reflecting higher operating performance as compared to plan in the first six months of 2021 compared to the first six months of 2022.

Depreciation and Amortization	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Restaurants	$21.3	$18.7	$2.6	$43.1	$38.1	$5.0
Technology support, corporate and other	12.1	12.1	—	23.6	24.2	(0.6)
	$33.4	$30.8	$2.6	$66.7	$62.3	$4.4

The increase in depreciation and amortization during the second quarter and the first six months of 2022 was primarily due to depreciation and amortization on assets acquired from a franchisee in Florida during the fourth quarter of 2021.

System Optimization Gains, Net	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
System optimization gains, net	$(0.2)	$(30.8)	$30.6	$(3.7)	$(31.3)	$27.6

System optimization gains, net for the first six months of 2022 were primarily comprised of post-closing adjustments on previous sales of restaurants. System optimization gains, net for the second quarter and the first six months of 2021 were primarily comprised of a gain on the sale of 47 Company-operated restaurants in New York. See Note 4 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Reorganization and Realignment Costs	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
System optimization initiative	$0.2	$0.9	$(0.7)	$0.5	$5.5	$(5.0)
Other reorganization and realignment plans	—	1.2	(1.2)	0.1	1.5	(1.4)
	$0.2	$2.1	$(1.9)	$0.6	$7.0	$(6.4)

As part of the Company’s system optimization initiative, the Company expects to continue to optimize the Wendy’s system through strategic restaurant acquisitions and dispositions, as well as by facilitating Franchise Flips. During the six months ended July 3, 2022, the Company recognized costs associated with its system optimization initiative totaling $0.5 million, which were primarily comprised of professional fees and other costs associated with the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021. During the six months ended July 4, 2021, the Company recognized costs totaling $5.5 million, which were primarily comprised of the write-off of certain lease assets and lease termination fees associated with the bankruptcy sale process of NPC Quality Burgers, Inc. (“NPC”). The Company expects to recognize a gain of approximately $0.7 million, primarily related to the write-off of certain NPC-related lease liabilities upon final termination of the leases. See Note 5 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the NPC bankruptcy sale process.

Costs incurred under the Company’s other reorganization and realignment plans were not material during the three and six months ended months ended July 3, 2022 and July 4, 2021. The Company does not expect to incur any material additional costs under these plans.

Impairment of Long-Lived Assets	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Impairment of long-lived assets	$1.9	$0.6	$1.3	$2.5	$1.3	$1.2

The change in impairment charges during the second quarter and the first six months of 2022 was primarily driven by higher impairment charges as a result of the deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Gains on sales-type leases	$(1.7)	$(1.6)	$(0.1)	$(2.2)	$(3.5)	$1.3
Lease buyout	(1.3)	(0.8)	(0.5)	(2.1)	(0.9)	(1.2)
Equity in earnings in joint ventures, net	(2.5)	(1.7)	(0.8)	(4.3)	(3.3)	(1.0)
Other, net	(0.2)	(0.2)	—	(0.1)	—	(0.1)
	$(5.7)	$(4.3)	$(1.4)	$(8.7)	$(7.7)	$(1.0)

The increase in other operating income, net during the second quarter and the first six months of 2022 was primarily due to (1) lease buyout activity and (2) an increase in the equity in earnings from our TimWen joint venture. During the first six months of 2022, these increases were partially offset by lower gains on new and modified sales-type leases.

Interest Expense, Net	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Interest expense, net	$32.1	$28.2	$3.9	$58.5	$57.0	$1.5

The increase in interest expense, net during the second quarter and the first six months of 2022 was primarily due to the impact of completing a debt financing transaction under the Company’s securitized financing facility in the first quarter of 2022. This increase was partially offset by the impact of completing the refinancing of a portion of the Company’s securitized financing facility in the second quarter of 2021.

Loss on Early Extinguishment of Debt	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Loss on early extinguishment of debt	$—	$17.9	$(17.9)	$—	$17.9	$(17.9)

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

Investment Income, Net	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Investment income, net	$—	$—	$—	$2.1	$—	$2.1

During the first six months of 2022, the Company recognized a gain of $2.1 million on an investment in equity securities as a result of an observable price change.

Other Income, Net	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Other income, net	$1.2	$0.2	$1.0	$1.4	$0.3	$1.1

The change in other income, net during the second quarter and the first six months of 2022 was primarily due to interest income earned on our cash equivalents, which increased as a result of cash received from our debt financing transaction under the Company’s securitized financing facility in the first quarter of 2022.

Provision for Income Taxes	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Income before income taxes	$65.4	$80.8	$(15.4)	$116.2	$135.3	$(19.1)
Provision for income taxes	(17.2)	(15.1)	(2.1)	(30.6)	(28.2)	(2.4)
Effective tax rate on income	26.4%	18.6%	7.8%	26.4%	20.8%	5.6%

Our effective tax rates for the second quarter and the first six months of 2022 and 2021 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The increase in the effective tax rate for the second quarter and the first six months of 2022 was primarily due to a decrease in the benefit from share-based compensation.

Segment Information

See Note 18 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Sales	$227.9	$193.3	$34.6	$434.4	$382.4	$52.0
Franchise royalty revenue	108.9	106.0	2.9	206.8	202.8	4.0
Franchise fees	16.0	14.3	1.7	31.4	26.2	5.2
Advertising fund revenue	97.6	96.2	1.4	185.2	180.4	4.8
Total revenues	$450.4	$409.8	$40.6	$857.8	$791.8	$66.0
Segment profit	$127.0	$126.7	$0.3	$231.8	$238.7	$(6.9)

The increase in Wendy’s U.S. revenues during the second quarter and the first six months of 2022 was primarily due to (1) the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021 and (2) an increase in same-restaurant sales. The increase in Wendy’s U.S. revenues during the first six months of 2022 was also driven by higher fees for providing information technology services to franchisees, reflecting the one-month waiver of technology fees during the first quarter of 2021. Same-restaurant sales increased during the second quarter and the first six months of 2022 primarily due to higher average check, partially offset by a decrease in customer count. These increases were partially offset by the sale of 47 Company-operated restaurants in New York during the second quarter of 2021.

The decrease in Wendy’s U.S. segment profit during the first six months of 2022 was primarily due to higher cost of sales, as a percent of sales for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales” (excluding the impact of the U.K. market). These impacts were partially offset by higher revenues.

Wendy’s International

	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Sales	$3.0	$0.2	$2.8	$5.7	$0.2	$5.5
Franchise royalty revenue	16.1	13.6	2.5	30.0	25.1	4.9
Franchise fees	1.2	1.4	(0.2)	2.4	3.0	(0.6)
Advertising fund revenue	7.2	6.1	1.1	12.3	11.3	1.0
Total revenues	$27.5	$21.3	$6.2	$50.4	$39.6	$10.8
Segment profit	$9.4	$6.5	$2.9	$14.8	$14.2	$0.6

The increase in Wendy’s International revenues during the second quarter and the first six months of 2022 was primarily due to (1) the opening of Company-operated restaurants in the U.K. beginning in the second quarter of 2021 and (2) an increase in same-restaurant sales. Same-restaurant sales increased during the second quarter and first six months of 2022 due to (1) an increase in customer count and (2) higher average check.

The increase in Wendy’s International segment profit during the second quarter and the first six months of 2022 was primarily due to higher revenues. This increase was partially offset by (1) the Company’s investments to support the entry into the U.K. market and (2) higher advertising fund expense, reflecting the Company’s funding of incremental advertising to support the launch of breakfast in Canada on May 2, 2022.

Global Real Estate & Development

	Second Quarter			Six Months
	2022	2021	Change	2022	2021	Change
Franchise fees	$1.3	$1.3	$—	$1.8	$2.5	$(0.7)
Franchise rental income	58.6	60.9	(2.3)	116.5	119.7	(3.2)
Total revenues	$59.9	$62.2	$(2.3)	$118.3	$122.2	$(3.9)
Segment profit	$27.3	$26.6	$0.7	$54.9	$52.8	$2.1

The decrease in Global Real Estate & Development revenues during the second quarter and the first six months of 2022 was primarily due to lower franchise rental income. See “Franchise Rental Income” above for further information.

The increase in Global Real Estate & Development segment profit during the second quarter and the first six months of 2022 was primarily due to a decrease in franchise rental expense. See “Franchise Rental Expense” above for further information. This change was partially offset by lower revenues.

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

Our anticipated cash requirements for the remainder of 2022, exclusive of operating cash flow requirements, consist principally of:

•capital expenditures of approximately $60.0 million to $70.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $90.0 million to $100.0 million;

•cash dividends aggregating approximately $53.2 million as discussed below in “Dividends;” and

•potential stock repurchases of up to $198.1 million, as discussed below in “Stock Repurchases.”

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

The table below summarizes our cash flows from operating, investing and financing activities for the first six months of 2022 and 2021:

	Six Months
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$98.2	$158.8	$(60.6)
Investing activities	(28.8)	32.0	(60.8)
Financing activities	362.7	28.9	333.8
Effect of exchange rate changes on cash	(2.4)	2.2	(4.6)
Net increase in cash, cash equivalents and restricted cash	$429.7	$221.9	$207.8

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $98.2 million and $158.8 million in the first six months of 2022 and 2021, respectively. The change was primarily due to (1) an increase in payments for incentive compensation for the 2021 fiscal year paid in 2022, (2) the timing of receipt of franchisee rental payments and (3) cash paid for cloud computing arrangements, primarily related to the Company’s ERP implementation. These changes were partially offset by the timing of payments for marketing expenses of the national advertising funds.

Investing Activities

Cash (used in) provided by investing activities was $(28.8) million and $32.0 million in the first six months of 2022 and 2021, respectively. The change was primarily due to (1) a decrease in proceeds from dispositions of $49.5 million, reflecting the sale of 47 Company-operated restaurants in New York during the second quarter of 2021, (2) an increase in capital expenditures of $6.9 million and (3) the net settlement of deposits associated with the Company’s consortium bid to acquire NPC’s Wendy’s restaurants of $4.9 million in the first quarter of 2021.

Financing Activities

Cash provided by financing activities was $362.7 million and $28.9 million in the first six months of 2022 and 2021, respectively. The change was primarily due to (1) a net increase in cash provided by long-term debt activities of $339.7 million, reflecting the respective impacts of the completion of the Company’s debt financing transaction during the first quarter of 2022 and the debt refinancing transaction during the second quarter of 2021, and (2) a decrease in the repurchases of common stock of $31.7 million. These changes were partially offset by an (1) a decrease in proceeds from stock option exercises, net of payments related to tax withholding for share-based compensation, of $22.7 million and (2) an increase in dividends of $11.3 million.

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

Under the securitized financing facility, the Master Issuer has issued outstanding Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”), which allow for the drawing of up to $300.0 million on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Class A-1 Notes during the six months ended July 3, 2022.

Except as described above, there were no material changes to the terms of any debt obligations since January 2, 2022. The Company was in compliance with its debt covenants as of July 3, 2022. See Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Dividends

On March 15, 2022 and June 15, 2022, the Company paid quarterly cash dividends per share of $.125, aggregating $53.5 million. On August 10, 2022, the Company announced a dividend of $.125 per share to be paid on September 15, 2022 to stockholders of record as of September 1, 2022. If the Company pays regular quarterly cash dividends for the remainder of 2022 at the same rate as declared in the third quarter of 2022, the Company’s total cash requirement for dividends for the remainder of 2022 will be approximately $53.2 million based on the number of shares of its common stock outstanding at August 3, 2022. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2022, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through February 28, 2023, when and if market conditions warrant and to the extent legally permissible (the “February 2022 Authorization”). On April 1, 2022, the Company’s Board of Directors approved an increase of $150.0 million to the February 2022 Authorization, resulting in an aggregate authorization of $250.0 million that continues to expire on February 28, 2023. During the six months ended July 3, 2022, the Company repurchased 2.8 million shares under the February 2022 Authorization with an aggregate purchase price of $51.9 million, excluding commissions. As of July 3, 2022, the Company had $198.1 million of availability remaining under the February 2022 authorization. Subsequent to July 3, 2022 through August 9, 2022, no shares were repurchased under the February 2022 Authorization.

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

Cloud Computing Arrangements

In addition to the anticipated cash requirements for capital expenditures noted above, the Company expects to spend approximately $30.0 million during 2022 on cloud computing arrangements (“CCA”), primarily related to the Company’s ERP implementation. The Company’s cash expenditures related to CCA amounted to $13.2 million during the six months ended July 3, 2022.

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during the six months ended July 3, 2022, and we expect this to continue throughout the remainder of 2022. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases and changes in product mix. Delays in implementing such menu price increases, competitive pressures, consumer spending levels and other factors may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

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

As of July 3, 2022, there were no material changes from the information contained in the Form 10-K, except as described below.

Interest Rate Risk

Following the Company’s debt financing transaction that was completed on April 1, 2022, our long-term debt, including the current portion, aggregated $2,910.4 million as of July 3, 2022 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure reduces its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases under its Series 2021-1 Class A-1 Notes and other lines of credit; however, the Company had no outstanding borrowings under the 2021-1 Class A-1 Notes and other lines of credit as of July 3, 2022. See “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s debt financing transaction.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 3, 2022. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of July 3, 2022, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the second quarter of 2022 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•Trian Fund Management, L.P. and certain of its affiliates filed a Schedule 13D/A with the Securities and Exchange Commission on May 24, 2022 indicating, among other things, that they intend to explore and evaluate the possibility of participating, alone or with third parties, in a potential transaction with respect to us to enhance stockholder value; there can be no assurance that (i) any such potential transaction will occur or result in additional value for our stockholders or (ii) that the exploration of a potential transaction will not have an adverse impact on our business; and

•other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K filed with the SEC on March 1, 2022 (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the SEC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the second quarter of 2022:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
April 4, 2022 through May 8, 2022	1,295,675	$20.19	1,295,675	$223,863,512
May 9, 2022 through June 5, 2022	1,292,374	$17.48	1,284,060	$201,440,686
June 6, 2022 through July 3, 2022	214,621	$18.62	178,775	$198,088,626
Total	2,802,670	$18.82	2,758,510	$198,088,626

(1)Includes 44,160 shares of common stock reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In February 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through February 28, 2023, when and if market conditions warrant and to the extent legally permissible (the “February 2022 Authorization”). On April 1, 2022, our Board of Directors approved an increase of $150.0 million to the February 2022 Authorization, resulting in an aggregate authorization of $250.0 million that continues to expire on February 28, 2023.

Subsequent to July 3, 2022 through August 9, 2022, no shares were repurchased under the February 2022 Authorization.

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
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2022 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2022, formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: August 10, 2022	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: August 10, 2022	By: /s/ Leigh A. Burnside
Leigh A. Burnside
Senior Vice President, Chief Accounting Officer and
Chief Financial Officer U.S.
(Principal Accounting Officer)