Form 10-Q
period 2022-10-02
Wendy's Co
filed 2022-11-09
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2022

or

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
Yes ☐ No ☒

There were 213,026,982 shares of The Wendy’s Company common stock outstanding as of November 2, 2022.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	October 2, 2022	January 2, 2022
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$731,801	$249,438
Restricted cash	34,363	27,535
Accounts and notes receivable, net	142,447	119,540
Inventories	6,578	5,934
Prepaid expenses and other current assets	28,795	30,584
Advertising funds restricted assets	150,662	159,818
Total current assets	1,094,646	592,849
Properties	882,283	906,867
Finance lease assets	237,517	244,279
Operating lease assets	765,688	812,620
Goodwill	772,984	775,278
Other intangible assets	1,252,198	1,280,791
Investments	45,482	49,870
Net investment in sales-type and direct financing leases	310,576	299,707
Other assets	163,615	139,130
Total assets	$5,524,989	$5,101,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,250	$24,250
Current portion of finance lease liabilities	17,585	15,513
Current portion of operating lease liabilities	47,481	47,315
Accounts payable	34,667	41,163
Accrued expenses and other current liabilities	130,202	140,783
Advertising funds restricted liabilities	159,231	157,901
Total current liabilities	418,416	426,925
Long-term debt	2,827,493	2,356,416
Long-term finance lease liabilities	567,472	559,587
Long-term operating lease liabilities	804,632	853,328
Deferred income taxes	276,089	267,710
Deferred franchise fees	91,669	88,102
Other liabilities	101,839	112,918
Total liabilities	5,087,610	4,664,986
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 212,945 and 215,849 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,930,388	2,898,633
Retained earnings	400,111	344,198
Common stock held in treasury, at cost; 257,479 and 254,575 shares, respectively	(2,871,442)	(2,805,268)
Accumulated other comprehensive loss	(68,720)	(48,200)
Total stockholders’ equity	437,379	436,405
Total liabilities and stockholders’ equity	$5,524,989	$5,101,391

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(Unaudited)
Revenues:
Sales	$228,786	$171,078	$668,930	$553,660
Franchise royalty revenue and fees	141,733	138,755	414,145	398,246
Franchise rental income	58,463	62,446	174,944	182,190
Advertising funds revenue	103,587	97,976	300,976	289,699
	532,569	470,255	1,558,995	1,423,795
Costs and expenses:
Cost of sales	196,168	146,436	578,506	457,440
Franchise support and other costs	12,728	10,509	34,456	27,080
Franchise rental expense	31,687	34,424	92,699	101,058
Advertising funds expense	108,269	108,529	317,042	310,642
General and administrative	62,523	62,840	186,506	178,576
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	34,252	30,940	100,911	93,243
Amortization of cloud computing arrangements	888	—	888	—
System optimization gains, net	(452)	(1,437)	(4,138)	(32,719)
Reorganization and realignment costs	8	345	628	7,381
Impairment of long-lived assets	206	566	2,682	1,831
Other operating income, net	(11,843)	(3,092)	(20,482)	(10,800)
	434,434	390,060	1,289,698	1,133,732
Operating profit	98,135	80,195	269,297	290,063
Interest expense, net	(31,916)	(26,000)	(90,406)	(82,990)
Loss on early extinguishment of debt	—	—	—	(17,917)
Investment income, net	—	—	2,107	6
Other income, net	2,910	171	4,355	455
Income before income taxes	69,129	54,366	185,353	189,617
Provision for income taxes	(18,587)	(13,195)	(49,258)	(41,356)
Net income	$50,542	$41,171	$136,095	$148,261

Net income per share:
Basic	$.24	$.19	$.64	$.67
Diluted	.24	.18	.63	.66

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
	(Unaudited)
Net income	$50,542	$41,171	$136,095	$148,261
Other comprehensive (loss) income:
Foreign currency translation adjustment	(14,183)	(4,659)	(20,520)	908
Other comprehensive (loss) income	(14,183)	(4,659)	(20,520)	908
Comprehensive income	$36,359	$36,512	$115,575	$149,169

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at January 2, 2022	$47,042	$2,898,633	$344,198	$(2,805,268)	$(48,200)	$436,405
Net income	—	—	37,402	—	—	37,402
Other comprehensive income	—	—	—	—	1,118	1,118
Cash dividends	—	—	(26,911)	—	—	(26,911)
Repurchases of common stock, including accelerated share repurchase	—	18,750	—	(18,750)	—	—
Share-based compensation	—	6,348	—	—	—	6,348
Common stock issued upon exercises of stock options	—	237	—	1,354	—	1,591
Common stock issued upon vesting of restricted shares	—	(1,989)	—	459	—	(1,530)
Other	—	63	(8)	57	—	112
Balance at April 3, 2022	$47,042	$2,922,042	$354,681	$(2,822,148)	$(47,082)	$454,535
Net income	—	—	48,151	—	—	48,151
Other comprehensive loss	—	—	—	—	(7,455)	(7,455)
Cash dividends	—	—	(26,635)	—	—	(26,635)
Repurchases of common stock	—	—	—	(51,950)	—	(51,950)
Share-based compensation	—	6,122	—	—	—	6,122
Common stock issued upon exercises of stock options	—	(300)	—	399	—	99
Common stock issued upon vesting of restricted shares	—	(1,178)	—	1,073	—	(105)
Other	—	53	(10)	58	—	101
Balance at July 3, 2022	$47,042	$2,926,739	$376,187	$(2,872,568)	$(54,537)	$422,863
Net income	—	—	50,542	—	—	50,542
Other comprehensive loss	—	—	—	—	(14,183)	(14,183)
Cash dividends	—	—	(26,607)	—	—	(26,607)
Share-based compensation	—	5,027	—	—	—	5,027
Common stock issued upon exercises of stock options	—	450	—	241	—	691
Common stock issued upon vesting of restricted shares	—	(1,876)	—	817	—	(1,059)
Other	—	48	(11)	68	—	105
Balance at October 2, 2022	$47,042	$2,930,388	$400,111	$(2,871,442)	$(68,720)	$437,379

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

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	October 2, 2022	October 3, 2021
	(Unaudited)
Cash flows from operating activities:
Net income	$136,095	$148,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	100,911	93,243
Amortization of cloud computing arrangements	888	—
Share-based compensation	17,497	16,735
Impairment of long-lived assets	2,682	1,831
Deferred income tax	10,214	(25)
Non-cash rental expense, net	26,164	28,421
Change in operating lease liabilities	(34,241)	(34,220)
Net receipt of deferred vendor incentives	1,884	1,906
System optimization gains, net	(4,138)	(32,719)
Distributions received from joint ventures, net of equity in earnings	3,468	3,561
Long-term debt-related activities, net	5,746	23,043
Cloud computing arrangements expenditures	(22,685)	(5,619)
Changes in operating assets and liabilities and other, net	(61,846)	32,255
Net cash provided by operating activities	182,639	276,673
Cash flows from investing activities:
Capital expenditures	(50,036)	(43,401)
Franchise development fund	(2,484)	—
Acquisitions	—	4,879
Dispositions	3,731	52,657
Notes receivable, net	2,713	907
Net cash (used in) provided by investing activities	(46,076)	15,042
Cash flows from financing activities:
Proceeds from long-term debt	500,000	1,100,000
Repayments of long-term debt	(19,437)	(955,782)
Repayments of finance lease liabilities	(13,411)	(9,021)
Deferred financing costs	(10,232)	(20,873)
Repurchases of common stock	(51,950)	(125,656)
Dividends	(80,153)	(68,963)
Proceeds from stock option exercises	2,668	27,204
Payments related to tax withholding for share-based compensation	(2,980)	(4,390)
Net cash provided by (used in) financing activities	324,505	(57,481)
Net cash provided by operations before effect of exchange rate changes on cash	461,068	234,234
Effect of exchange rate changes on cash	(7,176)	177
Net increase in cash, cash equivalents and restricted cash	453,892	234,411
Cash, cash equivalents and restricted cash at beginning of period	366,966	418,241
Cash, cash equivalents and restricted cash at end of period	$820,858	$652,652

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of October 2, 2022, the results of our operations for the three and nine months ended October 2, 2022 and October 3, 2021 and cash flows for the nine months ended October 2, 2022 and October 3, 2021. The results of operations for the nine months ended October 2, 2022 are not necessarily indicative of the results to be expected for the full 2022 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 (the “Form 10-K”).

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

Reclassifications

Beginning in 2022, the Company has reclassified payments for cloud computing arrangements to “Cloud computing arrangements expenditures,” which were previously recorded to “Changes in operating assets and liabilities and other, net.” The prior period amounts in the condensed consolidated statement of cash flows reflect the reclassification of these cash flows to conform to the current year presentation. There was no impact to “Net cash provided by operating activities.”

The following table illustrates the reclassifications made to the condensed consolidated statement of cash flows for the nine months ended October 3, 2021:

	As Previously Reported	Reclassifications	As Currently Reported
Cloud computing arrangements expenditures	$—	$(5,619)	$(5,619)
Changes in operating assets and liabilities and other, net	26,636	5,619	32,255

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended October 2, 2022
Sales at Company-operated restaurants	$225,245	$3,541	$—	$228,786
Franchise royalty revenue	108,780	15,777	—	124,557
Franchise fees	15,294	1,257	625	17,176
Franchise rental income	—	—	58,463	58,463
Advertising funds revenue	96,615	6,972	—	103,587
Total revenues	$445,934	$27,547	$59,088	$532,569

Nine Months Ended October 2, 2022
Sales at Company-operated restaurants	$659,649	$9,281	$—	$668,930
Franchise royalty revenue	315,572	45,743	—	361,315
Franchise fees	46,685	3,695	2,450	52,830
Franchise rental income	—	—	174,944	174,944
Advertising funds revenue	281,779	19,197	—	300,976
Total revenues	$1,303,685	$77,916	$177,394	$1,558,995

Three Months Ended October 3, 2021
Sales at Company-operated restaurants	$169,961	$1,117	$—	$171,078
Franchise royalty revenue	102,603	13,918	—	116,521
Franchise fees	19,759	1,144	1,331	22,234
Franchise rental income	—	—	62,446	62,446
Advertising funds revenue	91,481	6,495	—	97,976
Total revenues	$383,804	$22,674	$63,777	$470,255

Nine Months Ended October 3, 2021
Sales at Company-operated restaurants	$552,297	$1,363	$—	$553,660
Franchise royalty revenue	305,373	39,048	—	344,421
Franchise fees	46,020	4,041	3,764	53,825
Franchise rental income	—	—	182,190	182,190
Advertising funds revenue	271,911	17,788	—	289,699
Total revenues	$1,175,601	$62,240	$185,954	$1,423,795

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	October 2, 2022 (a)	January 2, 2022 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$68,936	$49,168
Receivables, which are included in “Advertising funds restricted assets”	68,251	65,497
Deferred franchise fees (c)	100,136	97,186
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $8,467 and $91,669, respectively, as of October 2, 2022, and $9,084 and $88,102, respectively, as of January 2, 2022.

Significant changes in deferred franchise fees are as follows:

	Nine Months Ended
	October 2, 2022	October 3, 2021
Deferred franchise fees at beginning of period	$97,186	$97,785
Revenue recognized during the period	(7,193)	(14,001)
New deferrals due to cash received and other	10,143	15,273
Deferred franchise fees at end of period	$100,136	$99,057

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2022 (a)	$5,026
2023	6,518
2024	6,342
2025	6,171
2026	6,065
Thereafter	70,014
$100,136
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2022, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(3) Acquisitions

The Company completed no significant acquisitions of restaurants from franchisees during the nine months ended October 2, 2022 and October 3, 2021.

During the fourth quarter of 2021, the Company acquired 93 restaurants from a franchisee for total net cash consideration of $127,948. The fair values of the identifiable net assets related to the acquisition were provisional amounts as of January 2, 2022, pending final purchase accounting adjustments. The Company finalized the purchase price allocation during the three months ended April 3, 2022, which resulted in no adjustments to the fair values of the identifiable net assets related to the acquisition.

(4) System Optimization Gains, Net

The Company’s system optimization initiative includes a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of January 1, 2017, the Company completed its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During the nine months ended October 2, 2022 and October 3, 2021, the Company facilitated 54 and 34 Franchise Flips, respectively. Additionally, during the nine months ended October 2, 2022, the Company completed the sale of one Company-operated restaurant to a franchisee and, during the nine months ended October 3, 2021, the Company completed the sale of 47 Company-operated restaurants in New York (including Manhattan) to franchisees.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Number of restaurants sold to franchisees	1	—	1	47

Proceeds from sales of restaurants (a)	$79	$—	$79	$50,518
Net assets sold (b)	(141)	—	(141)	(16,939)
Goodwill related to sales of restaurants	—	—	—	(4,847)
Net unfavorable leases (c)	(360)	—	(360)	(2,939)
Gain on sales-type leases	—	—	—	7,156
Other (d)	6	—	6	(2,148)
	(416)	—	(416)	30,801
Post-closing adjustments on sales of restaurants (e)	—	5	3,522	520
(Loss) gain on sales of restaurants, net	(416)	5	3,106	31,321

Gain on sales of other assets, net (f)	868	1,432	1,032	1,398
System optimization gains, net	$452	$1,437	$4,138	$32,719
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)In addition to the proceeds noted herein, the Company received cash proceeds of $126 and $284 during the three and nine months ended October 2, 2022, respectively, and $26 during the three and nine months ended October 3, 2021 related to a note receivable issued in connection with the sale of the Manhattan Company-operated restaurants.

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

(f)During the three and nine months ended October 2, 2022, the Company received net cash proceeds of $2,510 and $3,368, respectively, primarily from the sale of surplus and other properties. During the three and nine months ended October 3, 2021, the Company received net cash proceeds of $2,100 and $2,113, respectively, primarily from the sale of surplus and other properties.

Assets Held for Sale

As of October 2, 2022 and January 2, 2022, the Company had assets held for sale of $2,100 and $3,541, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
System optimization initiative	$7	$295	$548	$5,870
Other reorganization and realignment plans	1	50	80	1,511
Reorganization and realignment costs	$8	$345	$628	$7,381

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. During the nine months ended October 2, 2022, the Company recognized costs totaling $548, which were primarily comprised of professional fees and other costs associated with the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021. During the nine months ended October 3, 2021, the Company recognized costs totaling $5,870, which were primarily comprised of the write-off of certain lease assets and lease termination fees associated with the bankruptcy sale process of NPC Quality Burgers, Inc. (“NPC”). As previously announced, NPC, formerly the Company’s largest franchisee, filed for chapter 11 bankruptcy in July 2020 and completed a process during the three months ended April 4, 2021 under which all of NPC’s Wendy’s restaurants were sold to Wendy’s approved franchisees. The Company expects to recognize a gain of approximately $700, primarily related to the write-off of certain NPC-related lease liabilities, upon final termination of the leases.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Severance and related employee costs	$—	$—	$—	$661	$18,898
Professional fees	(28)	277	346	1,016	24,023
Other (a)	18	—	151	1,354	7,769
	(10)	277	497	3,031	50,690
Accelerated depreciation and amortization (b)	—	—	—	—	25,398
NPC lease termination costs (c)	17	18	51	2,839	2,907
Share-based compensation (d)	—	—	—	—	5,013
Total system optimization initiative	$7	$295	$548	$5,870	$84,008
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

	Balance January 2, 2022	Charges	Payments	Balance October 2, 2022
Professional fees	$—	$346	$(346)	$—
Other	—	151	(151)	—
	$—	$497	$(497)	$—

	Balance January 3, 2021	Charges	Payments	Balance October 3, 2021
Severance and related employee costs	$—	$661	$(661)	$—
Professional fees	1,230	1,016	(2,246)	—
Other	—	1,354	(1,354)	—
	$1,230	$3,031	$(4,261)	$—

Other Reorganization and Realignment Plans

Costs incurred under the Company’s other reorganization and realignment plans were not material during the nine months ended October 2, 2022 and October 3, 2021. The Company does not expect to incur any material additional costs under these plans.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(6) Investments

The following is a summary of the carrying value of our investments:

	October 2, 2022	January 2, 2022
Equity method investments	$33,375	$39,870
Other investments in equity securities	12,107	10,000
	$45,482	$49,870

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

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Nine Months Ended
	October 2, 2022	October 3, 2021
Balance at beginning of period	$39,870	$44,574

Equity in earnings for the period	9,091	8,005
Amortization of purchase price adjustments (a)	(2,163)	(2,392)
	6,928	5,613
Distributions received	(10,396)	(9,174)
Foreign currency translation adjustment included in “Other comprehensive (loss) income” and other	(3,027)	343
Balance at end of period	$33,375	$41,356
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

Other Investments in Equity Securities

During 2021, the Company made an investment in equity securities of $10,000. During the nine months ended October 2, 2022, the Company recognized a gain of $2,107 as a result of an observable price change for a similar investment of the same issuer.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(7) Long-Term Debt

Long-term debt consisted of the following:

	October 2, 2022	January 2, 2022
Series 2022-1 Class A-2 Notes:
4.236% Series 2022-1 Class A-2-I Notes, anticipated repayment date 2029	$99,750	$—
4.535% Series 2022-1 Class A-2-II Notes, anticipated repayment date 2032	399,000	—
Series 2021-1 Class A-2 Notes:
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	444,375	447,750
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	641,875	646,750
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	365,000	368,000
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	410,625	414,000
Series 2018-1 Class A-2 Notes:
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	452,438	456,000
7% debentures, due in 2025	86,070	85,175
Unamortized debt issuance costs	(42,390)	(37,009)
	2,856,743	2,380,666
Less amounts payable within one year	(29,250)	(24,250)
Total long-term debt	$2,827,493	$2,356,416

Senior Notes

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. On April 1, 2022, the Master Issuer completed a financing transaction with respect to this facility under which the Master Issuer issued fixed rate senior secured notes in the following 2022-1 series: Class A-2-I with an initial principal amount of $100,000 and Class A-2-II with an initial principal amount of $400,000 (collectively, the “Series 2022-1 Class A-2 Notes”). Interest and principal payments on the Series 2022-1 Class A-2 Notes are payable on a quarterly basis. The legal final maturity date of the Series 2022-1 Class A-2 Notes is March 2052. If the Master Issuer has not repaid or refinanced the Series 2022-1 Class A-2 Notes prior to their respective anticipated repayment dates, additional interest will accrue pursuant to the indenture governing the Series 2022-1 Class A-2 Notes. The Series 2022-1 Class A-2 Notes have scheduled principal payments of $2,500 in 2022 (of which $1,250 was paid during the three months ended October 2, 2022), $5,000 annually from 2023 through 2028, $97,500 in 2029, $4,000 annually from 2030 through 2031 and $362,000 in 2032.

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

Under the securitized financing facility, the Master Issuer has issued outstanding Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”), which allow for the drawing of up to $300,000 on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Class A-1 Notes during the nine months ended October 2, 2022.

During the nine months ended October 2, 2022, the Company incurred debt issuance costs of $10,232 in connection with the issuance of the Series 2022-1 Class A-2 Notes. The debt issuance costs will be amortized to “Interest expense, net” through the anticipated repayment dates of the Series 2022-1 Class A-2 Notes utilizing the effective interest rate method.

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	October 2, 2022		January 2, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$504,850	$504,850	$—	$—	Level 1
Other investments in equity securities (a)	12,107	12,107	10,000	10,000	Level 2

Financial liabilities
Series 2022-1 Class A-2-I Notes (b)	99,750	90,374	—	—	Level 2
Series 2022-1 Class A-2-II Notes (b)	399,000	354,152	—	—	Level 2
Series 2021-1 Class A-2-I Notes (b)	444,375	360,966	447,750	439,283	Level 2
Series 2021-1 Class A-2-II Notes (b)	641,875	501,946	646,750	642,352	Level 2
Series 2019-1 Class A-2-I Notes (b)	365,000	336,348	368,000	381,579	Level 2
Series 2019-1 Class A-2-II Notes (b)	410,625	365,744	414,000	439,792	Level 2
Series 2018-1 Class A-2-II Notes (b)	452,438	408,325	456,000	473,693	Level 2
7% debentures, due in 2025 (b)	86,070	90,000	85,175	101,142	Level 2
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

Total impairment losses may reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements, favorable lease assets and right-of-use assets) to fair value as a result of (1) the deterioration in operating performance of certain Company-operated restaurants and (2) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants, including any subsequent lease modifications. The fair values of long-lived assets held and used presented in the tables below represent the remaining carrying value and were estimated based on either discounted cash flows of future anticipated lease and sublease income or discounted cash flows of future anticipated Company-operated restaurant performance.

Total impairment losses may also include the impact of remeasuring long-lived assets held for sale. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 9 for further information on impairment of our long-lived assets.

		Fair Value Measurements
	October 2, 2022	Level 1	Level 2	Level 3
Held and used	$850	$—	$—	$850
Held for sale	1,133	—	—	1,133
Total	$1,983	$—	$—	$1,983

		Fair Value Measurements
	January 2, 2022	Level 1	Level 2	Level 3
Held and used	$1,618	$—	$—	$1,618
Held for sale	371	—	—	371
Total	$1,989	$—	$—	$1,989

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

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Company-operated restaurants	$159	$566	$2,234	$1,500
Restaurants leased or subleased to franchisees	—	—	194	189
Surplus properties	47	—	254	142
	$206	$566	$2,682	$1,831

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(10) Income Taxes

The Company’s effective tax rate for the three months ended October 2, 2022 and October 3, 2021 was 26.9% and 24.3%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended October 2, 2022 primarily due to state income taxes, including discrete changes to state deferred income taxes, and tax effects of our foreign operations.

The Company’s effective tax rate for the nine months ended October 2, 2022 and October 3, 2021 was 26.6% and 21.8%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the nine months ended October 2, 2022 primarily due to state income taxes, including discrete changes to state deferred income taxes.

Unrecognized tax benefits for the Company decreased $1,225 and $1,175 during the three and nine months ended October 2, 2022, respectively. The decrease was primarily related to a state tax law change and the lapse of statutes of limitations during the third quarter of 2022. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $308 due to lapses of statutes of limitations.

The current portion of refundable income taxes was $7,136 and $11,901 as of October 2, 2022 and January 2, 2022, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of October 2, 2022 and January 2, 2022.

(11) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net income	$50,542	$41,171	$136,095	$148,261

Common stock:
Weighted average basic shares outstanding	212,805	222,373	214,032	222,527
Dilutive effect of stock options and restricted shares	1,796	2,685	1,971	3,201
Weighted average diluted shares outstanding	214,601	225,058	216,003	225,728

Net income per share:
Basic	$.24	$.19	$.64	$.67
Diluted	$.24	$.18	$.63	$.66

Basic net income per share for the three and nine months ended October 2, 2022 and October 3, 2021 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 4,298 and 4,377 for the three and nine months ended October 2, 2022, respectively, and 2,746 and 2,147 for the three and nine months ended October 3, 2021, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) Stockholders’ Equity

Dividends

During each of the first, second and third quarters of 2022, the Company paid quarterly dividends per share of $.125. During the first, second and third quarters of 2021, the Company paid dividends per share of $.09, $.10 and $.12, respectively.

Repurchases of Common Stock

In February 2022, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through February 28, 2023, when and if market conditions warrant and to the extent legally permissible (the “February 2022 Authorization”). On April 1, 2022, the Company’s Board of Directors approved an increase of $150,000 to the February 2022 Authorization, resulting in an aggregate authorization of $250,000 that continues to expire on February 28, 2023. During the nine months ended October 2, 2022, the Company repurchased 2,759 shares under the February 2022 Authorization with an aggregate purchase price of $51,911, excluding commissions of $39. As of October 2, 2022, the Company had $198,089 of availability remaining under its February 2022 authorization. Subsequent to October 2, 2022 through November 2, 2022, no shares were repurchased under the February 2022 Authorization.

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

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Nine Months Ended
	October 2, 2022	October 3, 2021
Balance at beginning of period	$(48,200)	$(49,641)
Foreign currency translation	(20,520)	908
Balance at end of period	$(68,720)	$(48,733)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(13) Leases

Nature of Leases
The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At October 2, 2022, Wendy’s and its franchisees operated 7,080 Wendy’s restaurants. Of the 412 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 158 restaurants, owned the building and held long-term land leases for 142 restaurants and held leases covering the land and building for 112 restaurants. Wendy’s also owned 489 and leased 1,205 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Finance lease cost:
Amortization of finance lease assets	$4,053	$3,543	$12,223	$10,302
Interest on finance lease liabilities	10,717	10,371	32,055	30,931
	14,770	13,914	44,278	41,233
Operating lease cost	21,929	22,388	64,914	68,761
Variable lease cost (a)	16,367	16,635	47,626	48,406
Short-term lease cost	1,116	1,125	3,954	3,721
Total operating lease cost (b)	39,412	40,148	116,494	120,888
Total lease cost	$54,182	$54,062	$160,772	$162,121
_______________

(a)Includes expenses for executory costs of $8,943 and $10,016 for the three months ended October 2, 2022 and October 3, 2021, respectively, and $27,796 and $30,166 for the nine months ended October 2, 2022 and October 3, 2021, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $31,559 and $34,396 for the three months ended October 2, 2022 and October 3, 2021, respectively, and $92,555 and $101,011 for the nine months ended October 2, 2022 and October 3, 2021, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $7,357 and $5,213 for the three months ended October 2, 2022 and October 3, 2021, respectively, and $22,130 and $18,005 for the nine months ended October 2, 2022 and October 3, 2021, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessor

The components of lease income are as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Sales-type and direct-financing leases:
Selling profit	$711	$705	$2,868	$4,244
Interest income (a)	7,784	7,786	23,277	22,861

Operating lease income	42,351	45,834	127,839	134,312
Variable lease income	16,112	16,612	47,105	47,878
Franchise rental income (b)	$58,463	$62,446	$174,944	$182,190
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $43,540 and $46,102 recognized during the three months ended October 2, 2022 and October 3, 2021, respectively, and $130,394 and $134,597 recognized during the nine months ended October 2, 2022 and October 3, 2021, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $8,947 and $10,087 for the three months ended October 2, 2022 and October 3, 2021, respectively, and $27,732 and $30,156 for the nine months ended October 2, 2022 and October 3, 2021, respectively.

(14) Supplemental Cash Flow Information

The following table includes supplemental non-cash investing and financing activities:

	Nine Months Ended
	October 2, 2022	October 3, 2021
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$7,232	$4,363
Finance leases	24,212	43,277

The following table includes a reconciliation of cash, cash equivalents and restricted cash:

	October 2, 2022	January 2, 2022
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$731,801	$249,438
Restricted cash	34,363	27,535
Restricted cash, included in Advertising funds restricted assets	54,694	89,993
Total cash, cash equivalents and restricted cash	$820,858	$366,966

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

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. During the nine months ended October 2, 2022 and October 3, 2021, Wendy’s paid TimWen $15,148 and $13,994, respectively, under these lease agreements. In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $166 and $165 during the nine months ended October 2, 2022 and October 3, 2021, respectively, which has been included as a reduction to “General and administrative.”

Transactions with Yellow Cab

Certain family members and affiliates of Mr. Nelson Peltz, our Chairman, and Mr. Peter May, our Senior Vice Chairman, as well as Mr. Matthew Peltz, our Vice Chairman, hold indirect, minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”) and operating companies managed by Yellow Cab, a Wendy’s franchisee, that as of October 2, 2022 owned and operated 84 Wendy’s restaurants. During the nine months ended October 2, 2022 and October 3, 2021, the Company recognized $9,942 and $7,016, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. As of October 2, 2022 and January 2, 2022, $987 and $974, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

(16) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $94,075 as of October 2, 2022. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of October 2, 2022. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of October 2, 2022.

Letters of Credit

As of October 2, 2022, the Company had outstanding letters of credit with various parties totaling $28,619. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Class A-1 Notes. See Note 7 for further information. We do not expect any material loss to result from these letters of credit.

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

We previously described certain legal proceedings in the Form 10-K. Except as set forth below, there were no material developments in those legal proceedings as of October 2, 2022.

Certain of the Company’s present and former directors have been named in two putative stockholder derivative complaints arising out of the cybersecurity incidents that affected certain of our franchisees in 2015 and 2016. The first case, brought by James Graham in the U.S. District Court for the Southern District of Ohio (the “Graham Case”), asserts claims of breach of fiduciary duty, waste of corporate assets, unjust enrichment and gross mismanagement, and additionally names one non-director executive officer of the Company. The second case, brought by Thomas Caracci in the U.S. District Court for the Southern District of Ohio (the “Caracci Case”), asserts claims of breach of fiduciary duty and violations of Section 14(a) and Rule 14a-9 of the Securities Exchange Act of 1934. Collectively, the plaintiffs seek a judgment on behalf of the Company for all damages incurred or that will be incurred as a result of the alleged wrongful acts or omissions, a judgment ordering disgorgement of all profits, benefits, and other compensation obtained by the named individual defendants, a judgment directing the Company to reform its governance and internal procedures, attorneys’ fees and other costs. The Graham Case and the Caracci Case were consolidated and on December 31, 2018, the court issued an order naming Graham and his counsel as lead in the case. On January 31, 2019, Graham filed a consolidated verified stockholder derivative complaint with the court. On January 24, 2020, the court issued an order granting preliminary approval of the settlement, which consists of certain corporate governance undertakings and the payment of plaintiffs’ attorneys’ fees and expenses up to $950 (covered by applicable insurance). On September 15, 2021, the court issued an order granting final approval of the settlement, with the final judgment entered on September 24, 2021. On October 20, 2021, Thomas Caracci filed a Notice of Appeal. On August 11, 2022, the U.S. Court of Appeals for the Sixth Circuit issued an opinion affirming the district court’s order.

(18) Segment Information

Revenues by segment were as follows:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Wendy’s U.S.	$445,934	$383,804	$1,303,685	$1,175,601
Wendy’s International	27,547	22,674	77,916	62,240
Global Real Estate & Development	59,088	63,777	177,394	185,954
Total revenues	$532,569	$470,255	$1,558,995	$1,423,795

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Wendy’s U.S. (a)	$123,696	$108,878	$355,519	$347,615
Wendy’s International (b)	8,560	6,949	23,363	21,161
Global Real Estate & Development	25,905	27,027	80,795	79,849
Total segment profit	$158,161	$142,854	$459,677	$448,625
Unallocated franchise support and other costs	(756)	(70)	(750)	(70)
Advertising funds deficit	(1,441)	(1,574)	(4,059)	(4,440)
Unallocated general and administrative (c)	(31,517)	(30,744)	(93,511)	(84,715)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(34,252)	(30,940)	(100,911)	(93,243)
Amortization of cloud computing arrangements	(888)	—	(888)	—
System optimization gains, net	452	1,437	4,138	32,719
Reorganization and realignment costs	(8)	(345)	(628)	(7,381)
Impairment of long-lived assets	(206)	(566)	(2,682)	(1,831)
Unallocated other operating income, net	8,590	143	8,911	399
Interest expense, net	(31,916)	(26,000)	(90,406)	(82,990)
Loss on early extinguishment of debt	—	—	—	(17,917)
Investment income, net	—	—	2,107	6
Other income, net	2,910	171	4,355	455
Income before income taxes	$69,129	$54,366	$185,353	$189,617
_______________

(a)Wendy’s U.S. includes advertising fund expense of $2,779 and $8,101 for the three and nine months ended October 2, 2022, respectively, and $8,979 and $16,503 for the three and nine months ended October 3, 2021, respectively, related to the Company’s funding of incremental advertising.

(b)Wendy’s International includes advertising fund expense of $1,002 and $2,924 for the three and nine months ended October 2, 2022, respectively, related to the Company’s funding of incremental advertising. In addition, Wendy’s International includes other international-related advertising surplus (deficit) of $538 and $(984) for the three and nine months ended October 2, 2022, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 2, 2022 (the “Form 10-K”). There have been no material changes as of October 2, 2022 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic share, and the third largest globally with 7,080 restaurants in the U.S. and 31 foreign countries and U.S. territories as of October 2, 2022.

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

Executive Overview

Our Business

As of October 2, 2022, the Wendy’s restaurant system was comprised of 7,080 restaurants, with 5,997 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 403 were operated by the Company and 5,594 were operated by a total of 218 franchisees. In addition, at October 2, 2022, there were 1,083 Wendy’s restaurants in operation in 31 foreign countries and U.S. territories. Of the international restaurants, 1,074 were operated by franchisees and nine were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of October 2, 2022.

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

•Restaurant Margin - We define restaurant margin as sales from Company-operated restaurants less cost of sales divided by sales from Company-operated restaurants. Cost of sales includes food and paper, restaurant labor and occupancy, advertising and other operating costs. Cost of sales excludes certain costs that support restaurant operations that are not allocated to individual restaurants, which are included in “General and administrative.” Cost of sales also excludes depreciation and amortization expense and impairment of long-lived assets. Therefore, as restaurant margin as presented excludes certain costs as described above, its usefulness may be limited and may not be comparable to other similarly titled measures of other companies in our industry.

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

Third Quarter Financial Highlights

•Revenue increased 13.3% to $532.6 million in the third quarter of 2022 compared to $470.3 million in the third quarter of 2021;

•Global same-restaurant sales increased 6.9%, U.S. same-restaurant sales increased 6.4% and international same-restaurant sales increased 10.8% compared to the third quarter of 2021;

•Company-operated restaurant margin was 14.3% in the third quarter of 2022, a decrease of 10 basis points compared to the third quarter of 2021; and

•Net income increased 22.8% to $50.5 million in the third quarter of 2022 compared to $41.2 million in the third quarter of 2021.

Year-to-Date Financial Highlights

•Revenue increased 9.5% to $1.6 billion in the first nine months of 2022 compared to $1.4 billion in the first nine months of 2021;

•Global same-restaurant sales increased 4.4%, U.S. same-restaurant sales increased 3.3% and international same-restaurant sales increased 13.3% compared to the first nine months of 2021;

•Company-operated restaurant margin was 13.5% in the first nine months of 2022, a decrease of 390 basis points from the first nine months of 2021; and

•Net income decreased 8.2% to $136.1 million in the first nine months of 2022 compared to $148.3 million in the first nine months of 2021.

Breakfast

Wendy’s long-term growth opportunities include investing in accelerated global growth, which includes building upon our breakfast daypart. Since the launch of breakfast across the U.S. system in March 2020, systemwide sales have benefited from this new daypart, with average weekly U.S. breakfast sales representing approximately $2,600 per restaurant during the nine months ended October 2, 2022. The Company launched breakfast in Canada in May 2022, which has increased the percentage of global systemwide restaurants serving breakfast to approximately 95%. The Company expects to fund a total of $16.0 million of incremental advertising during 2022 to support the breakfast daypart, which the Company expects will continue to drive trial and acceleration of the Company’s breakfast offering in the U.S. and Canada.

Digital

Wendy’s long-term growth opportunities include accelerated implementation of consumer-facing digital platforms and technologies. The Company has invested significant resources to focus on consumer-facing technology, including activating mobile ordering via Wendy’s mobile app, launching the Wendy’s Rewards loyalty program and establishing delivery agreements with third-party vendors. The Company’s digital business represented approximately 10.1% of global systemwide sales during the nine months ended October 2, 2022. The Company is also partnering with key technology providers to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth.

New Restaurant Development

Wendy’s long-term growth opportunities include expanding the Company’s footprint through global restaurant expansion. To promote new restaurant development, the Company has provided franchisees with certain incentive programs for qualifying new restaurants, including technical assistance fee waivers and reductions in royalty and national advertising payments. In addition, the Company has development agreements in place with a number of franchisees that contractually obligate such franchisees to open additional Wendy’s restaurants over a specified timeframe. During the nine months ended October 2, 2022, the Company and its franchisees added 131 net new restaurants across the Wendy’s system.

During the first nine months of 2022, the Company reevaluated its development plans resulting in a reduction in its expected net new restaurant growth, primarily related to non-traditional restaurants. As a result, the Company now expects net new restaurant growth of 2.0% to 2.5% in 2022 and expects to reach 8,000 to 8,500 systemwide restaurants by the end of 2025.

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

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the third quarter and the first nine months of 2022 and 2021.

	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Revenues:
Sales	$228.8	$171.1	$57.7	$668.9	$553.7	$115.2
Franchise royalty revenue and fees	141.7	138.8	2.9	414.2	398.2	16.0
Franchise rental income	58.5	62.4	(3.9)	174.9	182.2	(7.3)
Advertising funds revenue	103.6	98.0	5.6	301.0	289.7	11.3
	532.6	470.3	62.3	1,559.0	1,423.8	135.2
Costs and expenses:
Cost of sales	196.2	146.4	49.8	578.5	457.4	121.1
Franchise support and other costs	12.7	10.5	2.2	34.5	27.1	7.4
Franchise rental expense	31.7	34.4	(2.7)	92.7	101.1	(8.4)
Advertising funds expense	108.3	108.5	(0.2)	317.0	310.6	6.4
General and administrative	62.5	62.8	(0.3)	186.5	178.6	7.9
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	34.3	30.9	3.4	100.9	93.2	7.7
Amortization of cloud computing arrangements	0.9	—	0.9	0.9	—	0.9
System optimization gains, net	(0.5)	(1.4)	0.9	(4.1)	(32.7)	28.6
Reorganization and realignment costs	—	0.4	(0.4)	0.6	7.4	(6.8)
Impairment of long-lived assets	0.2	0.6	(0.4)	2.7	1.8	0.9
Other operating income, net	(11.8)	(3.0)	(8.8)	(20.5)	(10.8)	(9.7)
	434.5	390.1	44.4	1,289.7	1,133.7	156.0
Operating profit	98.1	80.2	17.9	269.3	290.1	(20.8)
Interest expense, net	(31.9)	(26.0)	(5.9)	(90.4)	(83.0)	(7.4)
Loss on early extinguishment of debt	—	—	—	—	(17.9)	17.9
Investment income, net	—	—	—	2.1	—	2.1
Other income, net	2.9	0.2	2.7	4.4	0.4	4.0
Income before income taxes	69.1	54.4	14.7	185.4	189.6	(4.2)
Provision for income taxes	(18.6)	(13.2)	(5.4)	(49.3)	(41.3)	(8.0)
Net income	$50.5	$41.2	$9.3	$136.1	$148.3	$(12.2)

	Third Quarter				Nine Months
	2022	% of Total Revenues	2021	% of Total Revenues	2022	% of Total Revenues	2021	% of Total Revenues
Revenues:
Sales	$228.8	43.0%	$171.1	36.4%	$668.9	42.9%	$553.7	38.9%
Franchise royalty revenue and fees:
Franchise royalty revenue	124.5	23.4%	116.6	24.8%	361.4	23.2%	344.4	24.2%
Franchise fees	17.2	3.2%	22.2	4.7%	52.8	3.4%	53.8	3.8%
Total franchise royalty revenue and fees	141.7	26.6%	138.8	29.5%	414.2	26.6%	398.2	28.0%
Franchise rental income	58.5	11.0%	62.4	13.3%	174.9	11.2%	182.2	12.8%
Advertising funds revenue	103.6	19.4%	98.0	20.8%	301.0	19.3%	289.7	20.3%
Total revenues	$532.6	100.0%	$470.3	100.0%	$1,559.0	100.0%	$1,423.8	100.0%

	Third Quarter				Nine Months
	2022	% of Sales	2021	% of Sales	2022	% of Sales	2021	% of Sales
Cost of sales:
Food and paper	$75.0	32.8%	$54.8	32.0%	$219.6	32.8%	$165.5	29.9%
Restaurant labor	72.8	31.8%	54.8	32.0%	216.3	32.3%	173.5	31.3%
Occupancy, advertising and other operating costs	48.4	21.1%	36.8	21.6%	142.6	21.4%	118.4	21.4%
Total cost of sales	$196.2	85.7%	$146.4	85.6%	$578.5	86.5%	$457.4	82.6%

	Third Quarter				Nine Months
	2022	% of Sales	2021	% of Sales	2022	% of Sales	2021	% of Sales
Restaurant margin	$32.6	14.3%	$24.7	14.4%	$90.4	13.5%	$96.3	17.4%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	Third Quarter		Nine Months
	2022	2021	2022	2021
Key business measures:
U.S. same-restaurant sales:
Company-operated	6.8%	3.4%	4.2%	13.2%
Franchised	6.3%	2.0%	3.2%	10.0%
Systemwide	6.4%	2.1%	3.3%	10.2%

International same-restaurant sales (a)	10.8%	14.7%	13.3%	17.4%

Global same-restaurant sales:
Company-operated	6.8%	3.4%	4.2%	13.2%
Franchised (a)	6.9%	3.3%	4.4%	10.8%
Systemwide (a)	6.9%	3.3%	4.4%	10.9%

Systemwide sales (b):
U.S. Company-operated	$225.2	$170.0	$659.6	$552.3
U.S. franchised	2,780.6	2,621.2	8,058.9	7,783.6
U.S. systemwide	3,005.8	2,791.2	8,718.5	8,335.9
International Company-operated	3.6	1.1	9.3	1.4
International franchised (a)	409.7	361.3	1,182.7	1,018.3
International systemwide (a)	413.3	362.4	1,192.0	1,019.7
Global systemwide (a)	$3,419.1	$3,153.6	$9,910.5	$9,355.6
_______________

(a)Excludes Argentina and Venezuela due to the impact of the highly inflationary economies of those countries.

(b)During the third quarter of 2022 and 2021, global systemwide sales increased 8.9% and 5.3%, respectively, U.S. systemwide sales increased 7.7% and 3.7%, respectively, and international systemwide sales increased 18.3% and 20.2%, respectively, on a constant currency basis. During the first nine months of 2022 and 2021, global systemwide sales increased 6.3% and 13.2%, respectively, U.S. systemwide sales increased 4.6% and 12.1%, respectively, and international systemwide sales increased 20.1% and 23.6%, respectively, on a constant currency basis.

	Third Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at July 3, 2022	403	5,580	8	1,049	7,040
Opened	2	25	1	30	58
Closed (a)	(1)	(12)	—	(5)	(18)
Net purchased from (sold by) franchisees	(1)	1	—	—	—
Restaurant count at October 2, 2022	403	5,594	9	1,074	7,080

	Nine Months
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide

Restaurant count at January 2, 2022	403	5,535	5	1,006	6,949
Opened	5	96	4	93	198
Closed (a)	(5)	(37)	—	(25)	(67)
Net purchased from (sold by) franchisees	—	—	—	—	—
Restaurant count at October 2, 2022	403	5,594	9	1,074	7,080
_______________

(a)Excludes restaurants temporarily closed.

Sales	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Sales	$228.8	$171.1	$57.7	$668.9	$553.7	$115.2

The increase in sales for the third quarter and the first nine months of 2022 was primarily due to (1) the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021 of $43.0 million and $128.2 million, respectively, (2) a 6.8% and 4.2% increase in Company-operated same-restaurant sales of $11.2 million and $22.6 million, respectively, and (3) net new restaurant development of $2.9 million and $4.8 million, respectively. The increase in sales during the first nine months of 2022 was partially offset by the sale of 47 Company-operated restaurants in New York during the second quarter of 2021 of $42.9 million. Company-operated same-restaurant sales increased due to higher average check, partially offset by a decrease in customer count. Company-operated same-restaurant sales during the first nine months of 2021 benefited from government stimulus payments to consumers during the first quarter of 2021, which did not recur in the first nine months of 2022.

Franchise Royalty Revenue and Fees	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Franchise royalty revenue	$124.5	$116.6	$7.9	$361.4	$344.4	$17.0
Franchise fees	17.2	22.2	(5.0)	52.8	53.8	(1.0)
	$141.7	$138.8	$2.9	$414.2	$398.2	$16.0

Franchise royalty revenue during the third quarter of 2022 increased $7.9 million, of which (1) $7.7 million was due to a 6.9% increase in global franchise same-restaurant sales and (2) $0.4 million was due to a net increase in the number of franchise restaurants in operation during 2022 compared to 2021. Franchise royalty revenue during the first nine months of 2022 increased $17.0 million, of which (1) $14.6 million was due to a 4.4% increase in global franchise same-restaurant sales and (2) $2.8 million was due to a net increase in the number of franchise restaurants in operation during 2022 compared to 2021. Franchise same-restaurant sales during the third quarter and the first nine months of 2022 increased due to higher average check, partially offset by a decrease in customer count. Franchise same-restaurant sales during the first nine months of 2021 benefited from government stimulus payments to consumers during the first quarter of 2021, which did not recur in the first nine months of 2022.

The decrease in franchise fees during the third quarter and the first nine months of 2022 was primarily due to the accelerated recognition of franchise agreement revenue in the prior year as a result of franchisee-to-franchisee restaurant transfers of $4.8 million. During the first nine months of 2022, franchise fees also decreased due to the accelerated recognition of franchise fees of $1.7 million associated with canceled development agreements during the first nine months of 2021, partially offset by higher fees for providing information technology services to franchisees of $5.5 million. This increase in fees for providing information technology services during the first nine months of 2022 reflects the one-month waiver of technology fees during the first quarter of 2021.

Franchise Rental Income	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Franchise rental income	$58.5	$62.4	$(3.9)	$174.9	$182.2	$(7.3)

The decrease in franchise rental income during the third quarter and the first nine months of 2022 was primarily due to the impact of terminating existing leases where the Company was lessor of $3.2 million and $8.0 million, respectively, primarily in connection with the Company’s acquisition of franchise-operated restaurants in Florida during the fourth quarter of 2021. The decrease in franchise rental income for the first nine months of 2022 was partially offset by the impact of the sale of Company-operated restaurants in New York during the second quarter of 2021.

Advertising Funds Revenue	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Advertising funds revenue	$103.6	$98.0	$5.6	$301.0	$289.7	$11.3

The increase in advertising funds revenue during the third quarter and the first nine months of 2022 was primarily due to an increase in franchise same-restaurant sales in the U.S. and Canada.

Cost of Sales, as a Percent of Sales	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Food and paper	32.8%	32.0%	0.8%	32.8%	29.9%	2.9%
Restaurant labor	31.8%	32.0%	(0.2)%	32.3%	31.3%	1.0%
Occupancy, advertising and other operating costs	21.1%	21.6%	(0.5)%	21.4%	21.4%	—%
	85.7%	85.6%	0.1%	86.5%	82.6%	3.9%

The increase in cost of sales, as a percent of sales, during the third quarter and the first nine months of 2022 was primarily due to (1) higher commodity costs, (2) an increase in restaurant labor rates, (3) a decrease in customer count and (4) the impact of the Company’s investments to support the entry into the U.K. market. These impacts were partially offset by higher average check.

Franchise Support and Other Costs	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Franchise support and other costs	$12.7	$10.5	$2.2	$34.5	$27.1	$7.4

The increase in franchise support and other costs during the third quarter and the first nine months of 2022 was primarily due to an increase in costs incurred to provide information technology and other services to franchisees.

Franchise Rental Expense	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Franchise rental expense	$31.7	$34.4	$(2.7)	$92.7	$101.1	$(8.4)

The decrease in franchise rental expense during the third quarter and the first nine months of 2022 was primarily due to (1) the impact of assigning certain leases to franchisees and (2) the impact of the Company’s acquisition of franchise-operated restaurants in Florida during the fourth quarter of 2021.

Advertising Funds Expense	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Advertising funds expense	$108.3	$108.5	$(0.2)	$317.0	$310.6	$6.4

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

During the third quarter of 2022, advertising funds expense decreased due to a decrease in the recognition of the Company’s funding of incremental advertising, partially offset by an increase in franchise same-restaurant sales in the U.S. and Canada. During the first nine months of 2022, advertising funds expense increased due to an increase in franchise same-restaurant sales in the U.S. and Canada, partially offset by a decrease in the recognition of the Company’s funding of incremental advertising.

General and Administrative	Third Quarter			Nine Months
	2022	2021 (a)	Change	2022	2021 (a)	Change
Incentive compensation	$6.4	$11.0	$(4.6)	$19.2	$33.5	$(14.3)
Employee compensation and benefits	32.0	29.5	2.5	96.1	86.8	9.3
Professional fees	15.7	15.0	0.7	43.7	38.4	5.3
Travel-related expenses	3.0	1.7	1.3	7.8	3.4	4.4
Other, net	5.4	5.6	(0.2)	19.7	16.5	3.2
	$62.5	$62.8	$(0.3)	$186.5	$178.6	$7.9
_______________

(a)Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.

The decrease in general and administrative expenses during the third quarter of 2022 was primarily due to a decrease in incentive compensation accruals, reflecting higher operating performance as compared to plan in the first nine months of 2021 compared to the first nine months of 2022. This decrease was partially offset by (1) an increase in employee compensation and related benefits, reflecting investments in resources to support the Company’s development and digital organizations, (2) an increase in travel-related expenses and (3) higher professional fees, primarily as a result of costs associated with the Company’s enterprise resource planning (“ERP”) implementation.

The increase in general and administrative expenses during the first nine months of 2022 was primarily due to (1) an increase in employee compensation and related benefits, reflecting investments in resources to support the Company’s development and digital organizations, (2) higher professional fees, primarily as a result of costs associated with the Company’s ERP implementation and (3) an increase in travel-related expenses. These increases were partially offset by a decrease in incentive compensation accruals, reflecting higher operating performance as compared to plan in the first nine months of 2021 compared to the first nine months of 2022.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Restaurants	$21.2	$18.4	$2.8	$64.3	$56.5	$7.8
Technology support, corporate and other	13.1	12.5	0.6	36.6	36.7	(0.1)
	$34.3	$30.9	$3.4	$100.9	$93.2	$7.7

The increase in depreciation and amortization during the third quarter and the first nine months of 2022 was primarily due to depreciation and amortization on assets acquired from a franchisee in Florida during the fourth quarter of 2021.

Amortization of Cloud Computing Arrangements	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Amortization of cloud computing arrangements	$0.9	$—	$0.9	$0.9	$—	$0.9

Amortization of cloud computing arrangements primarily represents amortization of assets associated with the Company's ERP implementation.

System Optimization Gains, Net	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
System optimization gains, net	$(0.5)	$(1.4)	$0.9	$(4.1)	$(32.7)	$28.6

System optimization gains, net for the first nine months of 2022 were primarily comprised of post-closing adjustments on previous sales of restaurants. System optimization gains, net for the first nine months of 2021 were primarily comprised of a gain on the sale of 47 Company-operated restaurants in New York. See Note 4 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Reorganization and Realignment Costs	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
System optimization initiative	$—	$0.3	$(0.3)	$0.5	$5.8	$(5.3)
Other reorganization and realignment plans	—	0.1	(0.1)	0.1	1.6	(1.5)
	$—	$0.4	$(0.4)	$0.6	$7.4	$(6.8)

As part of the Company’s system optimization initiative, the Company expects to continue to optimize the Wendy’s system through strategic restaurant acquisitions and dispositions, as well as by facilitating Franchise Flips. During the first nine months of 2022, the Company recognized costs associated with its system optimization initiative totaling $0.5 million, which were primarily comprised of professional fees and other costs associated with the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021. During the first nine months of 2021, the Company recognized costs totaling $5.8 million, which were primarily comprised of the write-off of certain lease assets and lease termination fees associated with the bankruptcy sale process of NPC Quality Burgers, Inc. (“NPC”). The Company expects to recognize a gain of approximately $0.7 million, primarily related to the write-off of certain NPC-related lease liabilities upon final termination of the leases. See Note 5 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the NPC bankruptcy sale process.

Costs incurred under the Company’s other reorganization and realignment plans were not material during the third quarter and first nine months of 2022 and 2021. The Company does not expect to incur any material additional costs under these plans.

Impairment of Long-Lived Assets	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Impairment of long-lived assets	$0.2	$0.6	$(0.4)	$2.7	$1.8	$0.9

The change in impairment charges during the first nine months of 2022 was primarily driven by impairment charges as a result of the deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Gain from insurance recoveries	$(8.6)	$—	$(8.6)	$(8.6)	$—	$(8.6)
Equity in earnings in joint ventures, net	(2.6)	(2.3)	(0.3)	(6.9)	(5.6)	(1.3)
Lease buyout	—	—	—	(2.1)	(0.9)	(1.2)
Gains on sales-type leases	(0.7)	(0.7)	—	(2.9)	(4.2)	1.3
Other, net	0.1	—	0.1	—	(0.1)	0.1
	$(11.8)	$(3.0)	$(8.8)	$(20.5)	$(10.8)	$(9.7)

The increase in other operating income, net during the third quarter of 2022 was primarily due to a gain from insurance recoveries. The increase in other operating income, net during the first nine months of 2022 was primarily due to (1) a gain from insurance recoveries, (2) an increase in the equity in earnings from our TimWen joint venture and (3) lease buyout activity. During the first nine months of 2022, these increases were partially offset by lower gains on new and modified sales-type leases.

Interest Expense, Net	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Interest expense, net	$31.9	$26.0	$5.9	$90.4	$83.0	$7.4

The increase in interest expense, net during the third quarter and the first nine months of 2022 was primarily due to the impact of completing a debt financing transaction under the Company’s securitized financing facility in the first quarter of 2022. During the first nine months of 2022, this increase was partially offset by the impact of completing the refinancing of a portion of the Company’s securitized financing facility in the second quarter of 2021.

Loss on Early Extinguishment of Debt	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Loss on early extinguishment of debt	$—	$—	$—	$—	$17.9	$(17.9)

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

Investment Income, Net	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Investment income, net	$—	$—	$—	$2.1	$—	$2.1

During the first nine months of 2022, the Company recognized a gain of $2.1 million on an investment in equity securities as a result of an observable price change.

Other Income, Net	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Other income, net	$2.9	$0.2	$2.7	$4.4	$0.4	$4.0

The increase in other income, net during the third quarter and the first nine months of 2022 was primarily due to interest income earned on our cash equivalents, which increased as a result of cash received from our debt financing transaction under the Company’s securitized financing facility in the first quarter of 2022.

Provision for Income Taxes	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Income before income taxes	$69.1	$54.4	$14.7	$185.4	$189.6	$(4.2)
Provision for income taxes	(18.6)	(13.2)	(5.4)	(49.3)	(41.3)	(8.0)
Effective tax rate on income	26.9%	24.3%	2.6%	26.6%	21.8%	4.8%

Our effective tax rates for the third quarter and the first nine months of 2022 and 2021 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The increase in the effective tax rate for the third quarter of 2022 compared with the third quarter of 2021 was primarily due to an increase in the tax effects of our foreign operations. The increase in the effective tax rate for the first nine months of 2022 compared with the first nine months of 2021 was primarily due to a decrease in the benefit from share-based compensation and an increase in the tax effects of our foreign operations.

Segment Information

See Note 18 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Sales	$225.2	$170.0	$55.2	$659.6	$552.3	$107.3
Franchise royalty revenue	108.8	102.6	6.2	315.6	305.4	10.2
Franchise fees	15.3	19.7	(4.4)	46.7	46.0	0.7
Advertising fund revenue	96.6	91.5	5.1	281.8	271.9	9.9
Total revenues	$445.9	$383.8	$62.1	$1,303.7	$1,175.6	$128.1
Segment profit	$123.7	$108.9	$14.8	$355.5	$347.6	$7.9

The increase in Wendy’s U.S. revenues during the third quarter and the first nine months of 2022 was primarily due to (1) the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021 and (2) an increase in same-restaurant sales. The increase in Wendy’s U.S. revenues during the first nine months of 2022 was also driven by higher fees for providing information technology services to franchisees, reflecting the one-month waiver of technology fees during the first quarter of 2021, partially offset by the sale of 47 Company-operated restaurants in New York during the second quarter of 2021. Same-restaurant sales increased during the third quarter and the first nine months of 2022 primarily due to higher average check, partially offset by a decrease in customer count.

The increase in Wendy’s U.S. segment profit during the third quarter and the first nine months of 2022 was primarily due to (1) higher revenues and (2) a decrease in the recognition of the Company’s funding of incremental advertising. During the first nine months of 2022, these increases were partially offset by higher cost of sales, as a percent of sales for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales” (excluding the impact of the U.K. market).

Wendy’s International

	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Sales	$3.5	$1.1	$2.4	$9.3	$1.4	$7.9
Franchise royalty revenue	15.8	13.9	1.9	45.7	39.0	6.7
Franchise fees	1.3	1.2	0.1	3.7	4.0	(0.3)
Advertising fund revenue	6.9	6.5	0.4	19.2	17.8	1.4
Total revenues	$27.5	$22.7	$4.8	$77.9	$62.2	$15.7
Segment profit	$8.6	$6.9	$1.7	$23.4	$21.2	$2.2

The increase in Wendy’s International revenues during the third quarter and the first nine months of 2022 was primarily due to (1) the opening of Company-operated restaurants in the U.K. beginning in the second quarter of 2021 and (2) an increase in same-restaurant sales. Same-restaurant sales increased during the third quarter and first nine months of 2022 due to (1) an increase in customer count and (2) higher average check.

The increase in Wendy’s International segment profit during the third quarter and the first nine months of 2022 was primarily due to higher revenues. This increase was partially offset by (1) higher advertising fund expense, reflecting the Company’s funding of incremental advertising to support the launch of breakfast in Canada in May 2022, and (2) the Company’s investments to support the entry into the U.K. market.

Global Real Estate & Development

	Third Quarter			Nine Months
	2022	2021	Change	2022	2021	Change
Franchise fees	$0.6	$1.4	$(0.8)	$2.5	$3.8	$(1.3)
Franchise rental income	58.5	62.4	(3.9)	174.9	182.2	(7.3)
Total revenues	$59.1	$63.8	$(4.7)	$177.4	$186.0	$(8.6)
Segment profit	$25.9	$27.0	$(1.1)	$80.8	$79.8	$1.0

The decrease in Global Real Estate & Development revenues during the third quarter and the first nine months of 2022 was primarily due to lower franchise rental income. See “Franchise Rental Income” above for further information.

The decrease in Global Real Estate & Development segment profit during the third quarter of 2022 was primarily due to lower revenues, partially offset by a decrease in franchise rental expense. The increase in Global Real Estate & Development segment profit during the first nine months of 2022 was primarily due to a decrease in franchise rental expense, partially offset by lower revenues. See “Franchise Rental Expense” above for further information.

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

Our anticipated cash requirements for the remainder of 2022, exclusive of operating cash flow requirements, consist principally of:

•capital expenditures of approximately $40.0 million to $45.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $90.0 million to $95.0 million;

•cash dividends aggregating approximately $26.6 million as discussed below in “Dividends;” and

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

The table below summarizes our cash flows from operating, investing and financing activities for the first nine months of 2022 and 2021:

	Nine Months
	2022	2021	Change
Net cash provided by (used in):
Operating activities	$182.6	$276.7	$(94.1)
Investing activities	(46.1)	15.0	(61.1)
Financing activities	324.5	(57.5)	382.0
Effect of exchange rate changes on cash	(7.1)	0.2	(7.3)
Net increase in cash, cash equivalents and restricted cash	$453.9	$234.4	$219.5

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $182.6 million and $276.7 million in the first nine months of 2022 and 2021, respectively. The change was primarily due to (1) an increase in payments for incentive compensation for the 2021 fiscal year paid in 2022, (2) the timing of receipt of franchisee rental payments, (3) cash paid for cloud computing arrangements, primarily related to the Company’s ERP implementation, and (4) the timing of payments for marketing expenses of the national advertising funds.

Investing Activities

Cash (used in) provided by investing activities was $(46.1) million and $15.0 million in the first nine months of 2022 and 2021, respectively. The change was primarily due to (1) a decrease in proceeds from dispositions of $48.9 million, reflecting the sale of 47 Company-operated restaurants in New York during the second quarter of 2021, (2) an increase in capital expenditures of $6.6 million and (3) the net settlement of deposits associated with the Company’s consortium bid to acquire NPC’s Wendy’s restaurants of $4.9 million in the first quarter of 2021.

Financing Activities

Cash provided by (used in) financing activities was $324.5 million and $(57.5) million in the first nine months of 2022 and 2021, respectively. The change was primarily due to (1) a net increase in cash provided by long-term debt activities of $347.0 million, reflecting the respective impacts of the completion of the Company’s debt financing transaction during the first quarter of 2022 and the Company’s debt refinancing transaction during the second quarter of 2021, and (2) a decrease in the repurchases of common stock of $73.7 million. These changes were partially offset by (1) a decrease in proceeds from stock option exercises, net of payments related to tax withholding for share-based compensation, of $23.1 million and (2) an increase in dividends of $11.2 million.

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

Under the securitized financing facility, the Master Issuer has issued outstanding Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”), which allow for the drawing of up to $300.0 million on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Class A-1 Notes during the nine months ended October 2, 2022.

Except as described above, there were no material changes to the terms of any debt obligations since January 2, 2022. The Company was in compliance with its debt covenants as of October 2, 2022. See Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Dividends

On March 15, 2022, June 15, 2022 and September 15, 2022, the Company paid quarterly cash dividends per share of $.125, aggregating $80.2 million. On November 9, 2022, the Company announced a dividend of $.125 per share to be paid on December 15, 2022 to stockholders of record as of December 1, 2022. As a result, the Company expects that its total cash requirement for the fourth quarter of 2022 will be approximately $26.6 million based on the number of shares of its common stock outstanding at November 2, 2022. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2022, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through February 28, 2023, when and if market conditions warrant and to the extent legally permissible (the “February 2022 Authorization”). On April 1, 2022, the Company’s Board of Directors approved an increase of $150.0 million to the February 2022 Authorization, resulting in an aggregate authorization of $250.0 million that continues to expire on February 28, 2023. During the nine months ended October 2, 2022, the Company repurchased 2.8 million shares under the February 2022 Authorization with an aggregate purchase price of $51.9 million, excluding commissions. As of October 2, 2022, the Company had $198.1 million of availability remaining under the February 2022 authorization. Subsequent to October 2, 2022 through November 2, 2022, no shares were repurchased under the February 2022 Authorization.

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

Cloud Computing Arrangements

In addition to the anticipated cash requirements for capital expenditures noted above in “Cash Flows,” the Company expects to spend approximately $30.0 million during 2022 on cloud computing arrangements (“CCA”), primarily related to the Company’s ERP implementation. The Company’s cash expenditures related to CCA amounted to $22.7 million during the nine months ended October 2, 2022.

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during the nine months ended October 2, 2022, and we expect this to continue throughout the remainder of 2022. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases and changes in product mix. Delays in implementing such menu price increases, competitive pressures, consumer spending levels and other factors may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

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

As of October 2, 2022, there were no material changes from the information contained in the Form 10-K, except as described below.

Interest Rate Risk

Following the Company’s debt financing transaction that was completed on April 1, 2022, our long-term debt, including the current portion, aggregated $2,903.1 million as of October 2, 2022 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure reduces its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company is exposed to interest rate increases under its Series 2021-1 Class A-1 Notes and other lines of credit; however, the Company had no outstanding borrowings under the 2021-1 Class A-1 Notes and other lines of credit as of October 2, 2022. See “Liquidity and Capital Resources” in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s debt financing transaction.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 2, 2022. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of October 2, 2022, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2022, the Company completed the implementation of a new ERP system. Our new ERP system is intended to provide us with enhanced transactional processing, security and management tools, and is an important component of our system of disclosure controls and procedures. We modified and removed certain existing internal controls, as well as implemented new controls and procedures impacted by the implementation of the new ERP system. We will continue to monitor and evaluate the operating effectiveness of the related controls during subsequent periods. Except for the implementation of the new ERP system, there were no other changes in the internal control over financial reporting of the Company during the third quarter of 2022 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Food safety is a top priority for Wendy’s, and we dedicate substantial resources to food safety matters to ensure our customers enjoy safe, quality food products. However, food safety events, including instances of food-borne illness (such as salmonella or E. coli), have occurred in the food industry in the past, and could occur in the future. For example, in August 2022, the Centers for Disease Control and Prevention (the “CDC”) announced it was investigating a multistate outbreak of E. coli in which many of the impacted individuals reported having eaten at a Wendy’s restaurant and most reported consuming sandwich romaine lettuce. The Company cooperated with the CDC’s investigation and, as a precautionary measure, removed sandwich romaine lettuce from its restaurants in the relevant region. As of October 4, 2022, the CDC announced that the outbreak was over and that the specific source of the outbreak had not been confirmed. Since the outbreak was announced, the Company has been referenced in news stories, and the Company (and others) have been named in various claims and lawsuits related to the outbreak. Food safety events, whether or not involving Wendy’s restaurants or other restaurant companies, could adversely affect the price and availability of certain products and result in negative publicity for Wendy’s or the restaurant industry. This negative publicity may reduce demand for Wendy’s food and could result in a decrease in customer counts to Wendy’s restaurants as consumers shift their preferences to our competitors or to other products or food types. Any report linking our restaurants or suppliers to food-borne illnesses, food tampering, contamination or mislabeling or other food-safety issues could damage the value of our brand immediately and severely hurt sales of our products and possibly lead to product liability claims, litigation (including class actions) or other damages. The Wendy’s system may also be adversely impacted by consumer concerns regarding the nutritional aspects of the products we sell, the ingredients in our products or the cooking processes used in our restaurants. These or similar concerns could result in less demand for our products and a decline in sales at Company-operated restaurants and in royalties from sales at franchised restaurants.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the third quarter of 2022:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
July 4, 2022 through August 7, 2022	15,868	$20.11	—	$198,088,626
August 8, 2022 through September 4, 2022	56,525	$21.14	—	$198,088,626
September 5, 2022 through October 2, 2022	—	—	—	$198,088,626
Total	72,393	$20.92	—	$198,088,626

(1)Represents shares of common stock reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

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

Subsequent to October 2, 2022 through November 2, 2022, no shares were repurchased under the February 2022 Authorization.

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
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2022 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2022, formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: November 9, 2022	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: November 9, 2022	By: /s/ Leigh A. Burnside
Leigh A. Burnside
Senior Vice President, Chief Accounting Officer and
Chief Financial Officer U.S.
(Principal Accounting Officer)