Form 10-K
period 2023-01-01
Wendy's Co
filed 2023-03-01
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED January 1, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of common equity held by non-affiliates of The Wendy’s Company as of July 1, 2022 was approximately $3,282.5 million. As of February 21, 2023, there were 212,594,753 shares of The Wendy’s Company common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from The Wendy’s Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after January 1, 2023.

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

•our ability to deliver accelerated global sales growth and achieve or maintain market share across our dayparts;

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

•the continued succession and retention of key personnel and the effectiveness of our leadership and organizational structure;

•risks associated with our digital commerce strategy, platforms and technologies, including our ability to adapt to changes in industry trends and consumer preferences;

•our dependence on computer systems and information technology, including risks associated with the failure or interruption of our systems or technology or the occurrence of cyber incidents or deficiencies;

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

•risks associated with the availability and cost of insurance, changes in accounting standards, the recognition of impairment or other charges, changes in tax rates or tax laws and fluctuations in foreign currency exchange rates;

•conditions beyond our control, such as adverse weather conditions, natural disasters, hostilities, social unrest, health epidemics or pandemics or other catastrophic events;

•risks associated with our organizational redesign initiative; and

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

Item 1. Business.

Company Overview

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the United States (the “U.S.”) based on traffic share, and the third largest globally with 7,095 restaurants in the U.S. and 31 foreign countries and U.S. territories as of January 1, 2023.

At January 1, 2023, there were 5,994 Wendy’s restaurants in operation in the U.S. Of these restaurants, 403 were operated by the Company and 5,591 were operated by a total of 217 franchisees. In addition, at January 1, 2023, there were 1,101 Wendy’s restaurants in operation in 31 foreign countries and U.S. territories. Of the international restaurants, 1,089 were operated by 106 franchisees and 12 were operated by the Company in the United Kingdom (the “U.K.”).

The Company’s principal executive offices are located at One Dave Thomas Blvd., Dublin, Ohio 43017, and its telephone number is (614) 764-3100.

Corporate History

The Wendy’s Company’s corporate predecessor was incorporated in Ohio in 1929 and was reincorporated in Delaware in June 1994. Effective September 29, 2008, in conjunction with the merger of Triarc Companies, Inc. and Wendy’s International, Inc., the Company’s corporate name was changed from Triarc Companies, Inc. to Wendy’s/Arby’s Group, Inc. Effective July 5, 2011, in connection with the Company’s sale of Arby’s Restaurant Group, Inc., the Company’s corporate name was changed to The Wendy’s Company.

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 1, 2023” or “2022,” which consisted of 52 weeks, (2) “the year ended January 2, 2022” or “2021,” which consisted of 52 weeks, and (3) “the year ended January 3, 2021” or “2020,” which consisted of 53 weeks.

Business Strategy

Wendy’s long-term growth opportunities include delivering accelerated global growth through (1) driving strong same-restaurant sales momentum across all dayparts, (2) accelerating our implementation of consumer-facing digital platforms and technologies and (3) expanding the Company’s footprint through global restaurant expansion. Wendy’s vision is to become the world’s most thriving and beloved restaurant brand.

Business Segments

The Company is comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Wendy’s International includes the operation and franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our Canadian restaurant real estate joint venture (“TimWen”). In addition, Global Real Estate & Development earns fees from facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”) and providing other development-related services to franchisees. See Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 herein and Note 27 of the Financial Statements and Supplementary Data contained in Item 8 herein for segment financial information.

The Wendy’s Restaurant System

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of January 1, 2023.

Restaurant Openings and Closings

During 2022, Wendy’s opened 14 new Company-operated restaurants and closed seven generally underperforming Company-operated restaurants. During 2022, Wendy’s franchisees opened 262 new restaurants and closed 123 generally underperforming restaurants.

The following table sets forth the number of Wendy’s restaurants in operation at the beginning and end of each fiscal year from 2020 to 2022:

	2022	2021	2020
Restaurants open at beginning of period	6,949	6,828	6,788
Restaurants opened during period	276	210	147
Restaurants closed during period	(130)	(89)	(107)
Restaurants open at end of period	7,095	6,949	6,828

Restaurant Operations

Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring filet of chicken breast sandwiches, which are prepared to order with the customer’s choice of toppings and condiments. Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts and kids’ meals. In addition, Wendy’s restaurants sell a variety of promotional products on a limited time basis. In March 2020, Wendy’s entered the breakfast daypart across the U.S. system and, in May 2022, launched breakfast in Canada. Wendy’s breakfast menu features a variety of breakfast sandwiches such as the Breakfast Baconator® and sides such as seasoned potatoes.

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room. In 2020, 2021 and 2022 pick-up window sales represented approximately 83%, 82% and 77% of sales at Company-operated restaurants, respectively.

Wendy’s strives to maintain quality and uniformity throughout all restaurants by publishing detailed specifications for food products, preparation and service, continual in-service training of employees, restaurant operational audits and field visits from Wendy’s supervisors. In the case of franchisees, field visits are made by Wendy’s personnel who review restaurant operations, including quality, service and cleanliness, and make recommendations to assist in compliance with Wendy’s specifications.

Supply Chain, Distribution and Purchasing

As of January 1, 2023, three independent processors (five total production facilities) supplied all of the beef used by Wendy’s restaurants in the U.S. In addition, seven independent processors (14 total production facilities) supplied all of the chicken used by Wendy’s restaurants in the U.S. In addition, there was one main in-line distributor of food, packaging and beverage products, excluding breads, that serviced approximately 67% of Wendy’s restaurants in the U.S. and four additional in-line distributors that, in the aggregate, serviced approximately 32% of Wendy’s restaurants in the U.S. Except as discussed below, Wendy’s and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations, and Wendy’s anticipates no such shortages of products and believes that alternate suppliers and distribution sources are available. During 2020, the COVID-19 pandemic led to interruptions in the delivery of beef and other products and, as a result, some menu items were occasionally in short supply at some Wendy’s system restaurants. While we and our supply chain partners effectively managed through this disruption, there can be no assurances that we will not see similar disruptions in the future. Suppliers and distributors to the Wendy’s system must comply with U.S. Department of Agriculture (“USDA”) and U.S. Food and Drug Administration (“FDA”) regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.

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

Quality Assurance

Wendy’s quality assurance program is designed to verify that the food products supplied to our restaurants are processed in a safe, sanitary environment and in compliance with our food safety and quality standards. Wendy’s quality assurance personnel regularly conduct sanitation and production audits for all of our core menu product processing facilities, which include beef, chicken, egg, pork, buns, french fries, Frosty® dessert ingredients and produce. Animal welfare audits are also conducted at all beef, chicken and pork facilities to confirm compliance with our required animal welfare and handling policies and procedures. In addition to our facility audit program, weekly samples of beef, chicken and other core menu products from our distribution centers are randomly sampled and analyzed by a third-party laboratory to test conformance to our quality specifications. Wendy’s representatives, including third-party auditors, regularly conduct evaluations and inspections of all Company-operated and franchised restaurants to test conformance to our sanitation, food safety and operational requirements. In addition, restaurant crew and managers at Company-operated and franchised restaurants are re-certified each year on critical food safety standards. Wendy’s has the right to terminate franchise agreements if franchisees fail to comply with quality standards.

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

Trademarks and Service Marks

Wendy’s or its subsidiaries have registered certain trademarks and service marks in the U.S. Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Quality Is Our Recipe® and the Wendy Cameo design. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks have their next required maintenance filings at various times from 2023 to 2033 in order to keep such registrations in force, while international trademarks and service marks have various durations of seven to 15 years. Wendy’s generally intends to maintain and renew its trademarks and service mark registrations in accordance with applicable deadlines.

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

Wendy’s competitive position is differentiated by a focus on high quality, craveable food, its made-to-order square hamburgers using fresh, never frozen ground beef*, its unique and diverse menu, including chicken sandwiches, freshly-prepared salads and other signature items like chili, baked potatoes and the Frosty® dessert, its promotional products, its choice of toppings and condiments and the atmosphere and décor of its restaurants. (*Fresh beef available in the contiguous U.S., Alaska and Canada.) Wendy’s continues to implement its Image Activation program, which includes reimaging existing Wendy’s restaurants and building new Wendy’s restaurants with innovative exterior and interior restaurant designs, with plans for a significant number of new and reimaged restaurants in 2023 and beyond. The Image Activation program also differentiates the Company from its competitors by its emphasis on selection and performance of restaurant employees that provide friendly and engaged customer service in Wendy’s restaurants.

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

Wendy’s also competes with grocery chains, food delivery providers and other retail outlets that sell food to be prepared at home. Competition with these chains, providers and other outlets could increase based on the gap between the price of food prepared at home compared to the price of food purchased at restaurants.

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

The table below shows the number of restaurant acquisitions, restaurant dispositions and Franchise Flips completed in each of 2022, 2021 and 2020.

	Year Ended
	2022	2021	2020
Restaurant acquisitions	1	93	—
Restaurant dispositions	1	47	1
Franchise Flips (a)	79	34	54
_______________

(a)Represents franchisee-to-franchisee restaurant transfers for which the Company received advisory fees, which include valuation services and fees for selecting pre-approved buyers.

Franchising

As of January 1, 2023, 217 Wendy’s U.S. franchisees operated 5,591 franchised restaurants in 50 states and the District of Columbia, and 106 Wendy’s international franchisees operated 1,089 franchised restaurants in 31 foreign countries and U.S. territories.

U.S. Franchise Arrangements

The rights and obligations governing the majority of franchised restaurants operating in the U.S. are set forth in the Wendy’s current Unit Franchise Agreement (the “Current Franchise Agreement”) (non-traditional locations, including delivery kitchens, may operate under an amended agreement or alternate form of agreement). This agreement provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Current Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions. The initial term may be extended up to 25 years and the renewal extended up to 20 or 25 years for qualifying restaurants under the new restaurant development incentive and reimage programs described below in “Franchise Development and Other Relationships.” Wendy’s has in the past franchised under different agreements on a multi-unit basis; however, Wendy’s now grants new Wendy’s franchises on a unit-by-unit basis.

The Current Franchise Agreement requires that the franchisee pay a monthly royalty of 4.0% of sales, as defined in the agreement, from the operation of the restaurant. The agreement also typically requires that the franchisee pay Wendy’s an initial technical assistance fee. In the U.S., the standard technical assistance fee required under a newly executed Current Franchise Agreement is currently $50,000 for each new restaurant opened.

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

Franchisees who wish to operate Wendy’s restaurants outside of the U.S. and Canada enter into franchise or license agreements with Wendy’s that generally provide franchise rights for each restaurant for an initial term of ten years or 20 years, depending on the country, and typically include a ten-year renewal provision, subject to certain conditions. The agreements grant a license to the franchisee to use the Wendy’s trademarks and know-how in the operation of a Wendy’s restaurant at a specified location. Generally, the franchisee pays Wendy’s an initial technical assistance fee or other per restaurant fee and monthly fees based on a percentage of gross monthly sales of each restaurant. In certain foreign markets, Wendy’s may grant the franchisee exclusivity to develop a territory in exchange for the franchisee undertaking to develop a specified number of new Wendy’s restaurants in the territory based on a negotiated schedule. In these instances, the franchisee generally pays Wendy’s an upfront development fee, annual development fees or a per restaurant development fee. In certain circumstances, Wendy’s may charge an upfront development fee for a non-exclusive territory, which is proportionate to a multi-unit development commitment. Wendy’s may also grant a franchisee the right to sub-franchise in a stated territory, subject to certain conditions.

Non-Traditional Development

Non-traditional locations, such as fuel and transportation centers, food courts and other retail locations, military bases and delivery kitchens, represent a component of Wendy’s development strategy. These non-traditional locations may be subject to different rights and obligations than our traditional franchise arrangements, including with respect to initial and renewal franchise terms, technical assistance fees, monthly royalty rates and advertising contribution rates, and the sales levels at these locations may also differ from sales levels at traditional Wendy’s restaurants.

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

To promote new restaurant development, Wendy’s has provided franchisees with certain incentive programs for qualifying new restaurants. In February 2023, Wendy’s announced a new restaurant development incentive program in the U.S. and

Canada that provides for waivers of royalty, national advertising and technical assistance fees for up to the first three years of operation for qualifying new restaurants (“Pacesetter”). Wendy’s previously offered and will continue to offer a restaurant development incentive program that provides for reductions in royalty and national advertising fees for up to the first two years of operation for qualifying new restaurants (“Groundbreaker”). Wendy’s U.S. and Canadian franchisees may elect either the Pacesetter program or the Groundbreaker program when committing to new multi-unit development agreements or adding incremental commitments to existing development agreements. Wendy’s also provides franchisees with the option of an early 20-year or 25-year renewal of their franchise agreement upon completion of reimaging utilizing certain approved Image Activation reimage designs.

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

See Note 7 and Note 22 of the Financial Statements and Supplementary Data contained in Item 8 herein, and the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, for information regarding certain guarantee obligations, reserves, commitments and contingencies involving franchisees.

Advertising and Marketing

In the U.S. and Canada, Wendy’s advertises nationally through national advertising funds primarily on network and cable television programs, including nationally televised events, as well as through audio and digital media, and advertises locally primarily through regional network and cable television, audio and digital media and out-of-home media, such as billboards. Wendy’s maintains two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, the Internet and a variety of promotional campaigns, including through digital and social media platforms. Separate national advertising funds are administered for Wendy’s U.S. and Canadian restaurant locations. Contributions to the national advertising funds are required to be made by both Company-operated and franchised restaurants and are based on a percentage of restaurant sales. In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both Company-operated and franchised restaurants based on a percentage of restaurant sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising programs are governed by the Current Franchise Agreement in the U.S. and by the Single Unit Sub-Franchise Agreement in Canada. Required contributions by Company-operated restaurants for advertising and promotional programs are at the same percentage of sales as franchised restaurants within the Wendy’s system. As of January 1, 2023, the contribution rate for U.S. restaurants was generally 3.5% of sales for national advertising and 0.5% of sales for local and regional advertising. As of January 1, 2023, the contribution rate for Canadian restaurants was generally 3.0% of sales for national advertising and 1.0% of sales for local and regional advertising, with the exception of Quebec, for which there is no national advertising contribution rate and the local and regional advertising contribution rate is 4.0% of sales. Non-traditional locations, including delivery kitchens, may be subject to adjusted requirements for national, local and regional advertising contributions. See Note 25 of the Financial Statements and Supplementary Data contained in Item 8 herein for additional information regarding advertising.

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

We continue to invest in employees to ensure we are able to attract, hire and retain great talent throughout our organization. We measure our effectiveness in these areas using various tools and metrics, including administering employee engagement surveys annually and tracking our employee turnover rates compared to others in the restaurant industry.

Employees

As of January 1, 2023, the Company was comprised of approximately 14,500 employees, of which approximately one-third were full-time, and two-thirds were part-time. The vast majority of our employees are located in the U.S. and work in our Company-operated restaurants within our Wendy’s U.S. business segment. Outside of our Company-operated restaurants, our largest population of employees work in our restaurant support organization, which includes employees across the globe and at our restaurant support center in Dublin, Ohio. We are proud to have a workforce with diverse backgrounds and experiences.

Respectful Workplace

From day one, the Wendy’s business has always been of, for and about people. Respect and fair treatment for our team members, franchisees, supplier partners and vendors are a central part of our business. So is staying true to the values established by our founder Dave Thomas more than 50 years ago, which include Doing the Right Thing, Treating People with Respect and Giving Something Back. Our commitment to these values is reflected in our Code of Business Conduct and Ethics, which applies to Company employees and directors, and in our Supplier Code of Conduct, which sets forth our expectations for key suppliers to the Wendy’s system in the U.S. and Canada. We strive to bring our values to life through daily interactions with our team members, franchisees and customers and in the communities where we do business. We expect our employees to maintain respectful workplaces that support and protect the integrity of the Wendy’s brand and fuel our continued success.

Diversity, Equity and Inclusion

We believe our strategic focus on diversity, equity and inclusion (“DE&I”) has helped, and will continue to help, the Company remain true to our values as well as support our financial performance and global growth strategy. Creating and fostering inclusive work environments allows us to create an engaging and welcoming culture for our employees, which we believe positively affects the quality of products, service and experience we deliver to our customers. Through the leadership and support of our Office of DE&I, we continue to make meaningful progress against all of our goals, including increasing the diversity of representation among Company leadership and management and attracting new, diverse franchisees into our system.

We are fortunate to have several thriving Employee Resource Groups (“ERGs”), which are voluntary employee-led groups, each sponsored by a Wendy’s senior leadership team member. Our ERGs serve an important role in support of our DE&I strategy, creating forums for learning and inclusion, providing opportunities to celebrate different backgrounds, empowering employees to bring their authentic self to work, and creating leadership and professional development opportunities. Our ERGs focus on employees and allies who identify as Women (Women of Wendy’s), LGBTQ+ (WeQual), Military Veterans & Families (WeVets), Culturally Diverse (WCD), Black (WeBERG) and Young Professionals (WenGEN). In 2022, we added our newest ERG, GiveCare, with a focus on caretakers for children, siblings, parents, partners and other family members.

Compensation and Benefits

We are committed to providing market-competitive pay and benefits to attract and retain great talent. We enable this by benchmarking and analyzing pay and benefits both externally and internally. In addition to receiving competitive hourly rates and base salaries, all general managers and district managers of our Company-operated restaurants are eligible for performance-based cash incentive bonuses. Restaurant support service employees are also eligible to participate in a performance-based annual bonus plan. For our restaurant-level employees, we offer the potential for raises based on individual performance reviews throughout the year. At Wendy’s, we are committed to providing pay equity for all employees, regardless of gender or ethnicity.

We also offer a robust set of benefits to help eligible employees and their families stay healthy, manage spend related to health and financial well-being and effectively balance work and life. For our U.S. employees, this includes offerings such as insurance for medical, dental, vision and prescription drugs, telehealth access, 401(k) savings and retirement plans, health savings accounts, employee assistance program, paid sick leave, bonding leave and adoption assistance.

Safety and Well-Being

We are committed to providing our employees with safe and comfortable work environments and offering resources that our employees can use to help promote their well-being. We are extremely proud of the work our employees have done to support our restaurants, employees, customers and communities that we serve throughout the COVID-19 pandemic. As the Company and our communities have transitioned from pandemic crisis intervention to ongoing prevention and protection, we remain committed to continuing to do our part to support the well-being of each other, our customers and our workplaces.

We remain focused on our high standards of quality and cleanliness at our restaurants through processes like reviewing cleaning procedures, maintaining an adequate supply of cleaning products and conducting our annual food safety recertification for our restaurant crew and managers. We also recognize that the well-being of our employees goes beyond work and our work environments. We offer several benefits to support the health and well-being of our employees, including our employee assistance program (EAP), available at no cost to all Company Employees and their household members, as well as other training and resources related to overall health and well-being.

Talent Development

To set our employees up for success and help them achieve their personal development needs and career growth, we invest in training and development programs at all levels within the Company. We also leverage annual processes that support individual performance planning, individual professional development planning and a broad review of talent development throughout the Company. Restaurant-level employees have the opportunity to take advantage of an extensive online learning curriculum, as well as hands-on training led by crew trainers, managers and field support staff. Restaurant managers and multi-unit operators participate in Wendy’s University, which includes targeted training to develop management and leadership skills. Wendy’s University also provides targeted programming for corporate management staff, including diversity training, people manager training, leadership dialogues and the opportunity to participate in third-party conferences and training. In 2022, we launched a new leadership development program (WeLead), facilitating a six-month program designed to build a performance-driven culture and develop talent across our organization.

Community-Based Giving

Wendy’s maintains a charitable giving program that supports four core categories: (1) foster care adoption; (2) hunger and food integrity; (3) youth and families; and (4) vibrant communities. In 2022, Wendy’s made charitable donations to a variety of organizations across the globe, highlighted by our continued support of the Dave Thomas Foundation for Adoption, a charitable foundation created by our founder, Dave Thomas, which has been our signature charitable cause for more than 25 years. In addition to corporate contributions, we also host an employee-driven Community Giving Program, in which employees from across the Wendy’s system nominate worthy charitable organizations to receive charitable grants from The Wendy’s Foundation. We also made grants available to charitable organizations chosen by each of our ERGs in support of their missions.

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

Governmental Regulations

U.S. Operations

The Company and our franchisees are subject to various federal, state and local laws and regulations affecting the operation of our respective businesses, including laws and regulations relating to building and zoning, health, fire and safety, sanitation, food preparation, nutritional content and menu labeling, advertising, information security and privacy and consumer protection. Each Wendy’s restaurant is subject to licensing and regulation by a number of governmental authorities in the state and/or municipality in which the restaurant is located. The Company is also subject to federal, state and local laws governing labor and employment matters, including minimum wage requirements, overtime and other working conditions, family leave and health care mandates, union organizing, work authorization requirements, insurance and workers’ compensation rules and anti-discrimination and anti-harassment laws applicable to Company employees, and our franchisees are subject to labor and employment laws with respect to their employees. Additionally, the Company and our franchisees are subject to the Americans with Disabilities Act and other similar laws that provide civil rights protections to individuals with disabilities in the context of public accommodations and other areas.

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

International Operations

Internationally, the Company and our franchisees are subject to national, provincial and local laws and regulations that often are similar to those impacting us and our franchisees in the U.S., including laws and regulations concerning franchises, labor and employment, building and zoning, health, fire and safety, sanitation, food preparation, nutritional content, menu labeling, advertising, information security, privacy and consumer protection. Wendy’s restaurants outside the U.S. are also often subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment, as well as anti-bribery and anti-corruption laws. The Company believes that our international franchise disclosure documents and franchising procedures comply in all material respects with the laws of the applicable countries.

Environmental Matters

The Company’s operations, including the selection and development of properties that we own, lease and/or sublease to franchisees, and any construction or improvements made at those properties, are subject to a variety of federal, state, local and international environmental laws and regulations, including laws and regulations concerning the storage, handling and disposal of hazardous or toxic substances. Our properties are sometimes located in developed commercial or industrial areas and might previously have been occupied by more environmentally significant operations, such as gas stations. Environmental laws and regulations sometimes require owners or operators of contaminated property to remediate that property, regardless of fault, and could give rise to significant fines, penalties and liabilities, as well as third-party claims. The Company believes that our restaurant operations comply substantially with all applicable environmental laws and regulations.

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

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, we have included below certain material factors that have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2023, and beyond, to differ materially from those expressed in or implied by any forward-looking statements made by us or on our behalf.

Risks Related to Macroeconomic and Industry Conditions

Competition from other restaurant companies, as well as grocery chains and other retail food outlets, or poor customer experience at Wendy’s restaurants, could hurt our brand.

The market segments in which Wendy’s restaurants compete are highly competitive with respect to, among other things, price, food quality and presentation, service, location, convenience and the nature and condition of the restaurant facility. If customers have a poor experience at a Wendy’s restaurant, whether at a Company-operated or franchised restaurant, we may experience a decrease in customer counts. Further, Wendy’s restaurants compete with a variety of locally owned restaurants, as well as competitive regional, national and global restaurant chains. Several of these chains compete by offering menu items that are targeted at certain consumer groups or dietary trends. Additionally, many of our competitors have introduced lower cost value meal menu options and have employed marketing strategies that include frequent use of price discounting (including through the use of coupons and other offers), frequent promotions and heavy advertising expenditures. Some of our competitors have substantially greater financial, marketing, personnel and other resources than we do, which may allow them to react to changes in pricing and marketing strategies better than we can and drive higher levels of brand awareness among consumers. This product and price competition could result in reduced revenues and loss of market share.

Moreover, new companies, including operators outside the quick-service restaurant industry, may enter market areas in which Wendy’s restaurants operate and target our customer base. For example, additional competitive pressures for prepared food purchases have come from deli sections and in-store cafes of a number of major grocery store chains, as well as from convenience stores, casual dining outlets and food delivery providers. Such competitors may have, among other things, lower operating costs, better locations, better facilities, more effective marketing and more efficient operations. Wendy’s also competes with grocery chains and other retail outlets or concepts that sell food to be prepared at home. Competition with these chains and other outlets could increase based on the gap between the price of food prepared at home compared to the price of food purchased at restaurants. This increased product and price competition could put deflationary pressure on the selling price of products offered at Wendy’s restaurants. All such competition may adversely affect our brand, business, results of operations and financial condition.

Adverse economic conditions or disruptions in the national and global economies, or in regions that have a high concentration of Wendy’s restaurants, could adversely impact our business, results of operations and financial condition.

Adverse economic conditions or disruptions in the national and global economies could result in higher unemployment rates, labor shortages, increases in inflation and interest rates and declines in consumer confidence and spending. If such disruptions occur, they may result in significant declines in consumer food-away-from-home spending and customer counts in Wendy’s restaurants. There can be no assurance that government responses to economic disruptions will restore consumer confidence. Ongoing disruptions in the national and global economies may adversely impact our business, results of operations and financial condition. Additionally, adverse economic conditions in regions that contain a high concentration of Wendy’s restaurants, including markets in which Company-operated restaurants are located, could also have a material adverse impact on our results of operations.

Changes in discretionary consumer spending, and in consumer tastes and preferences, could adversely affect our business, results of operations and financial condition.

The success of the Wendy’s system depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Material declines in the amount of discretionary spending or consumer food-away-from-home spending could hurt our business, results of operations and financial condition. Furthermore, significant increases in expenses incurred by consumers, such as living expenses or gasoline prices, could also adversely affect our business. Our success also depends to a large extent on continued consumer acceptance of our offerings, the success of our operating, promotional, marketing and new product development initiatives and the reputation of our brand. If we are unable to continue to achieve consumer acceptance or adapt to changes in consumer preferences, including with respect to nutrition, health or dietary trends or environmental or social concerns, Wendy’s restaurants may lose customers, and the resulting revenues from Company-operated restaurants and the royalties that we receive from franchisees may decline.

The COVID-19 pandemic has disrupted and could continue to disrupt our business, which has materially affected and could continue to materially affect our results of operations, financial condition and prospects.

The COVID-19 pandemic and related protective measures have adversely affected, and could continue to adversely affect, our business. During the height of the pandemic, our customer counts and systemwide sales were significantly negatively impacted. Even as mobility increases, customers have been and may continue to be reluctant to return to in-restaurant dining. Our restaurant operations have been and could continue to be disrupted by the pandemic, including restaurant and dining room closures, labor shortages or increased labor costs. Furthermore, the pandemic has led, and could again lead, to interruptions in the delivery of food or other supplies to Wendy’s restaurants arising from delays or restrictions on shipping or manufacturing, labor shortages and increased labor costs, closures of supplier or distributor facilities or financial distress of suppliers or distributors. These delays or interruptions have impacted, and could continue to impact, the availability of certain food items at Wendy’s restaurants, including beef, chicken, pork and other core menu products. Our results of operations and those of our franchisees could be adversely affected if our key suppliers or distributors are unable to fulfill their responsibilities and we are unable to timely identify and transition the impacted business to alternative suppliers or distributors. The pandemic has had, and could again have, an adverse effect on new restaurant development, as well as on our franchisees’ operations and financial condition. To the extent the pandemic causes development delays, or leads to the financial distress of our franchisees, our results of operations, cash flows and financial condition could be impacted. Such risks and other potential impacts from the pandemic could have a material adverse effect on our liquidity and capital resources, which may impede our ability to comply with our debt covenants or access additional capital. In addition to the risks described above, the pandemic has had, and could continue to have, the effect of heightening other risks disclosed in this risk factors section, including, but not limited to, those related to brand value and perception, consumer preferences and spending, our ability to achieve or maintain market share, new restaurant development, commodity costs, labor, supply chain and purchasing and international operations. We cannot predict the ultimate duration, scope or severity of the pandemic or its ultimate impact on our results of operations, financial condition and prospects.

Risks Related to Brand Perception and Value

Our success depends substantially on our corporate reputation and on the value and perception of our brand.

Our success depends in large part upon our ability to maintain and enhance the value of our brand, our customers’ loyalty to our brand and a positive relationship with our franchisees and other business partners. Brand value is based in part on consumer perceptions on a variety of subjective qualities. Business incidents, whether isolated or recurring, and whether originating from us, our franchisees or our business partners, can significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation. For example, our brand could be damaged by claims or perceptions about the quality or safety of our products or the quality or reputation of our franchisees or other business partners, regardless of whether such claims or perceptions are true. Our brand could also be adversely impacted by other incidents described in this risk factors section, including incidents related to customer service, health or safety, a failure to attract and retain qualified employees, food safety or other health concerns regarding our products, the impact of social media, data privacy violations, cyber incidents, environmental, social and governance matters or reports of our employees, franchisees or business partners taking controversial positions or acting in an unethical, illegal or socially irresponsible manner. Any such incidents could cause a decline in consumer confidence in our brand and reduce consumer demand for our products, which could have a material adverse impact on our business, results of operations and financial condition.

Our results of operations and the value and perception of our brand depend in part on the effectiveness of our marketing and advertising programs and the successful development and launch of new products.

Our results of operations and the value and perception of our brand are heavily influenced by brand marketing and advertising and by our ability to develop and launch new and innovative products. Our marketing and advertising programs may not be successful, or we may fail to develop commercially successful new products, which may impact our ability to attract new customers and retain existing customers, which, in turn, could materially and adversely affect our results of operations and the value and perception of our brand. Moreover, because franchisees contribute to advertising funds based on a percentage of sales at their franchised restaurants, advertising fund expenditures are dependent upon sales volumes across the Wendy’s system. If systemwide sales decline, this could result in a reduced amount of funds available for our marketing and advertising programs. In addition, to the extent we use value offerings or other promotions or discounts in our marketing and advertising programs to drive customer counts, these actions may condition our customers to resist higher menu prices or result in reduced demand for premium products.

Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could adversely impact our brand, business and results of operations.

Social media platforms, including forms of internet-based communications, allow individuals access to a broad audience. The availability of information on social media platforms is virtually immediate and has given users the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. The dissemination of information via social media, whether accurate or inaccurate, could harm our business, brand, reputation, results of operation and financial condition. This damage may be immediate, without an opportunity to correct inaccurate information or respond to or address particular issues. In addition, as part of our marketing efforts, we frequently use social media to communicate with consumers in order to build their awareness of, engagement with and loyalty to our brand. Our failure to use social media effectively or appropriately, particularly as compared to our competitors, could lead to a decline in brand value, customer visits and revenues. Laws and regulations governing the use of social media continue to rapidly evolve. A failure by us, our employees, our franchisees or third parties acting on our behalf to abide by applicable laws and regulations in the use of social media could adversely impact our reputation, brand, results of operations and financial condition or subject us to litigation, fines or other penalties. Social media risks could also arise from employees not following defined policies for the use of social media during business operations, or actions taken by employees during personal activities outside of their employment, but which could still reflect negatively on the Wendy’s brand.

We may be unable to adequately protect our intellectual property, which could harm the value of our brand and hurt our business.

Our intellectual property is material to the conduct of our business. We rely on a combination of trademarks, copyrights, service marks, trade secrets and similar intellectual property rights to protect our brand and other intellectual property. The success of our business strategy depends, in part, on our continued ability to use our trademarks and service marks to increase brand awareness and further develop our branded products in existing and new markets. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates, infringes, dilutes or otherwise violates our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business. While we try to ensure that the quality of our brand is maintained by our franchisees, we cannot ensure that franchisees will not take actions that hurt the value of our intellectual property or the reputation of the Wendy’s brand or restaurant system. Any damage or violation of our intellectual property could harm our image, brand or competitive position and result in significant legal fees and the diversion of resources. If we do not attempt or are unable to successfully protect, maintain or enforce our intellectual property rights, there could be a material adverse effect on our business or results of operations as a result of, among other things, consumer confusion, dilution of the Wendy’s brand or increased competition from unauthorized users of our brand.

We have registered certain trademarks and have other trademark registrations pending in the United States and certain foreign jurisdictions. Not all of the trademarks that are used in the Wendy’s system have been registered in all of the countries in which we do business or may do business in the future, and some trademarks will never be registered in all of these countries. Some countries’ laws make unregistered trademarks more difficult to enforce, or do not protect them at all, and third parties have filed, or may in the future file, for “Wendy’s” or similar marks. Accordingly, we may not be able to adequately protect the Wendy’s brand everywhere in the world and use of the Wendy’s brand may result in liability for trademark infringement, trademark dilution or unfair competition. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. We cannot ensure that all of the steps we have taken to protect our intellectual property in the United States and foreign countries will be adequate.

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

Food safety is a top priority for Wendy’s, and we dedicate substantial resources to food safety matters to ensure our customers enjoy safe, quality food products. However, food safety events, including instances of food-borne illness (such as salmonella or E. coli), have occurred in the food industry in the past, and could occur in the future. For example, in August 2022, the Centers for Disease Control and Prevention (the “CDC”) began investigating a multistate outbreak of E. coli in which many of the impacted individuals reported having eaten at a Wendy’s restaurant and most reported consuming sandwich romaine lettuce. The Company cooperated with the CDC’s investigation and, as a precautionary measure, removed sandwich romaine lettuce from its restaurants in the relevant region. In October 2022, the CDC announced that the outbreak was over and that the specific source of the outbreak had not been confirmed. The Company was referenced in news stories related to the outbreak, and the Company (and others) have been named in various claims and lawsuits related to the outbreak. Food safety events, whether or not involving Wendy’s restaurants or other restaurant companies, could adversely affect the price and availability of certain products and result in negative publicity for Wendy’s or the restaurant industry. This negative publicity may reduce demand for Wendy’s food and could result in a decrease in customer counts to Wendy’s restaurants as consumers shift their preferences to our competitors or to other products or food types. Any report linking our restaurants or suppliers to food-borne illnesses, food tampering, contamination or mislabeling or other food-safety issues could damage the value of our brand immediately and severely hurt sales of our products and possibly lead to product liability claims, litigation (including class actions) or other damages. The Wendy’s system may also be adversely impacted by consumer concerns regarding the nutritional aspects of the products we sell, the ingredients in our products or the cooking processes used in our restaurants. These or similar concerns could result in less demand for our products and a decline in sales at Company-operated restaurants and in royalties from sales at franchised restaurants.

Risks Related to Our Business Strategy

We may be unable to deliver accelerated global sales growth or achieve or maintain market share across our dayparts.

Our business strategy includes a focus on driving strong sales momentum across all of our dayparts through exciting menu innovation, compelling value offerings and operational excellence. However, we may be unable to deliver accelerated global sales growth or achieve or maintain market share across our dayparts due to competitive pressures and other factors, such as consumer tastes and preferences, the effectiveness of our marketing and advertising programs, the successful development and launch of new products, commodity and labor costs, providing fast and accurate customer experiences, further accelerating our digital business, driving new restaurant development and ensuring the support and engagement of franchisees. For example, Wendy’s recently entered the breakfast daypart in the United States and Canada with a breakfast program designed to drive incremental sales and profits through a strong economic model. Our inability to successfully execute on our strategy for the breakfast daypart and reach targeted levels of sales and profits could have a material adverse impact on our business, results of operations and financial condition.

Our predominantly franchised business model presents a number of risks.

As of January 1, 2023, approximately 95% of restaurants in the Wendy’s system were operated by franchisees. Wendy’s franchisees are contractually obligated to operate their restaurants in accordance with the standards set forth in our franchise and other agreements with them. Wendy’s also provides training and support to franchisees. However, franchisees are independent third parties that we do not control, and franchisees own, operate and oversee the daily operations of their restaurants. Specifically, franchisees are solely responsible for developing and utilizing their own policies and procedures, making their own hiring, firing and disciplinary decisions, scheduling hours and establishing wages and managing their day-to-day employment processes and procedures in accordance with applicable laws, rules and regulations, all of which is done independent of Wendy’s. Further, franchisees have discretion as to the prices charged to customers. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate their restaurants in a manner consistent with required standards, their royalty payments to us could be adversely affected and our brand’s image and reputation could be harmed, which in turn, could hurt our business and results of operations. In addition, the failure of franchisees to adequately engage in succession planning may adversely affect their restaurant operations and development of new Wendy’s restaurants, which in turn could hurt our business and results of operations.

Wendy’s franchisees are an integral part of our business, growth and brand strategies, and difficulties in identifying, attracting and retaining franchisees who meet our criteria could harm our business and brand. Our business and results of operations could be adversely affected if a significant number of franchisees do not participate in brand strategies, such as new restaurant development, Image Activation, marketing and menu programs and digital commerce platforms and technologies, which in turn may harm our business and financial condition. In addition, Wendy’s current franchise model, and the way our brand strategies are executed across the system, may make it difficult for our brand to respond and adapt to the speed of change in technology, consumer preferences or other factors as quickly as may be required to maintain and grow market share and remain competitive. Certain of our competitors that have a significantly higher percentage of company-operated restaurants than we do may have greater influence over their respective restaurant systems and greater ability to implement operational initiatives and business strategies.

We receive revenues in the form of royalties and national advertising funds contributions (both of which are generally based on a percentage of sales at franchised restaurants), as well as rent and fees from franchisees. Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, or if the overall business or financial health of franchisees deteriorates, their results of operations or financial condition may worsen and our royalty, national advertising funds, rent and other fee revenues may decline. Additionally, when Company-operated restaurants with leased real estate are sold to franchisees, we are often required to remain responsible for lease payments for these restaurants in the event the purchasing franchisees default on their leases. Similarly, when we lease or sublease properties to franchisees, we remain responsible for certain expenses related to the properties, such as lease payments and maintenance charges. If franchisees fail to renew their franchise agreements or fail to perform under or extend their leases or subleases with us, or if we are unable to identify, attract and retain new franchisees who meet our criteria, then our royalty and rental revenues may decrease and our future growth could be adversely affected.

The growth of our business is dependent on new restaurant openings, which could be affected by factors beyond our control.

Our business derives earnings from sales at Company-operated restaurants as well as royalties and other fees received from franchised restaurants. Growth in our revenues and earnings is dependent on new restaurant openings. Numerous factors beyond our control may adversely affect new restaurant openings, which in turn could hurt our business and results of operations. These factors include, among others: (i) our ability to attract new franchisees; (ii) the availability of site locations for new restaurants; (iii) the ability of restaurant owners to obtain financing; (iv) the ability of restaurant owners to attract, train and retain qualified operating personnel; (v) construction and development costs; (vi) the ability of restaurant owners to secure required governmental approvals and permits in a timely manner, or at all; (vii) the ability of us and our franchises to execute our development strategy for non-traditional restaurants, such as fuel and transportation centers, food courts and other retail locations, military bases and delivery kitchens; and (viii) adverse weather conditions. Our inability to identify suitable locations, achieve consumer acceptance or otherwise execute our development strategy could have an adverse impact on our future growth, results of operations and financial condition.

Our Image Activation program may not positively affect sales or improve our results of operations, and franchisees may not participate in our Image Activation program to the extent expected by us.

We continue to implement our Image Activation program, which includes reimaging existing Wendy’s restaurants and building new Wendy’s restaurants with innovative exterior and interior restaurant designs. Our Image Activation program may not positively affect sales at Wendy’s restaurants or improve our results of operations. There can also be no assurance that franchisees will participate in the Image Activation program to the extent expected by the Company. In order to support our Image Activation program and promote new restaurant development, we have provided franchisees with certain incentive programs for qualifying new and reimaged restaurants, including waivers or reductions in royalty, national advertising and technical assistance fees and options for the early renewal of franchise agreements. It is possible we may provide additional financial incentives to franchisees, which could result in additional expenses, a reduction of royalties or other revenues or the incurrence of other costs or liabilities. Some franchisees may need to borrow funds in order to reimage existing restaurants or build new restaurants under the Image Activation program. If franchisees are unable to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the reimaging of their existing restaurants or the development of new restaurants, and our future growth and results of operations could be adversely affected.

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

In addition, Wendy’s from time to time evaluates and may pursue other opportunities for growth, including through new and existing franchise partners, joint venture investments, expansion of our brand through other opportunities and strategic mergers, acquisitions and divestitures. These strategic initiatives involve various risks, including general transaction and business risk, integration and synergy risk, market acceptance risk and risks associated with the potential diversion of management’s attention. Strategic transactions may not ultimately create value for us or our stockholders and may harm our reputation and materially adversely affect our business, results of operations and financial condition.

Our leasing and ownership of significant amounts of real estate exposes us to possible liabilities and losses, including liabilities associated with environmental matters.

We have significant real estate operations in connection with our business and are subject to the normal risks associated with owning, leasing and subleasing real estate. Our real estate values and the costs associated with our real estate operations are impacted by a variety of factors, including changes in the investment climate for real estate, macroeconomic trends, governmental regulations, infrastructure, condemnation or eminent domain, insurance, demographic trends, supply chain management, supply and demand for the ownership and operation of restaurants and environmental matters. A significant decrease in real estate values or increase in real estate costs could adversely affect our results of operations and financial condition.

We are subject to federal, state and local environmental, health and safety laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner, operator or occupant of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners, operators or occupants of properties for personal injuries and property damage associated with releases of or exposure to such substances. A number of our restaurant sites were formerly gas stations or are adjacent to current or former gas stations or were used for other commercial activities that can create environmental impacts. While we employ environmental review standards and practices in the current development of our real estate, we have not conducted a comprehensive environmental review of all of our properties and we may not have identified all of the potential environmental liabilities at our leased and owned properties, and any such liabilities identified in the future could cause us to incur significant costs, including costs associated with litigation, fines or clean-up responsibilities. We cannot predict the amount of future expenditures that may be required in order to comply with any environmental laws or regulations or to satisfy any such claims.

We generally secure long-term real estate interests for our leased restaurants and have limited flexibility to quickly alter our real estate portfolio. Many leases provide that the rent will increase over the term of the lease and any renewals of the term. Most leases require us to pay the costs of insurance, taxes, maintenance, utilities and capital repairs and replacements. We generally cannot cancel these leases prior to the expiration of their term. If an existing or future restaurant is not profitable, and we decide to close it, we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying rent, taxes and maintenance costs for the balance of the lease term. In addition, as our leases expire, we may fail to negotiate additional renewals or renewal options, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations, negatively impacting our results of operations.

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

For example, Wendy’s entered the United Kingdom in 2021, plans to expand into other anchor markets in Europe utilizing a franchise model and intends to accelerate restaurant development in other existing international markets. New and emerging markets may have lower brand awareness as well as competitive conditions, consumer tastes and preferences, discretionary spending patterns and social and cultural differences that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity to build brand awareness, which could negatively impact the profitability of our operations. In addition, we may be unable to obtain desirable locations for new restaurants at reasonable prices, or at all, and restaurants may have higher construction, occupancy, food and labor costs than we currently anticipate. Any of these risks and uncertainties, and other factors we cannot anticipate, could have a material adverse impact on our business, results of operations and financial condition.

Risks Related to Supply Chain and Labor

Changes in commodity costs and other operating costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs (including beef, chicken, pork, dairy and grains), supplies, fuel, utilities, distribution and other operating costs, including labor costs. Increases in commodity costs have adversely impacted and could continue to adversely impact our results of operations. Our business is susceptible to increases in commodity and other operating costs as a result of various factors beyond our control, such as general economic conditions, inflation, industry demand, energy costs, food safety concerns, animal disease outbreaks, product recalls and government regulations. Increasing weather volatility or other long-term changes in weather patterns, including related to climate change, could have a significant impact on the price or availability of some of our ingredients. In addition, our supply chain is subject to increased costs arising from actual or perceived effects of climate change, greenhouse gas emissions and scarcity of energy and water resources. The ongoing and long-term costs of these impacts could have a material adverse effect on our business if not properly mitigated. We could also be adversely impacted by the cost of products raised or grown in accordance with our responsible sourcing criteria, including those related to environmental sustainability and animal welfare, as the availability of products that can be assured to meet those criteria are generally smaller and more concentrated, and may be more costly, than the markets for conventionally raised or grown products that are not assured to meet those criteria. We cannot predict whether we will be able to anticipate and react to changing commodity costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our results of operations. In addition, we may not seek to or be able to pass along price increases to our customers. If increased costs were passed to our customers, demand for our products may decrease, which in turn could adversely affect our results of operations.

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

While we require and seek to ensure that all suppliers to the Wendy’s system meet certain quality control standards, our franchisees ultimately control the purchasing of food, proprietary paper, equipment and other operating supplies from third party suppliers through QSCC, Wendy’s independent purchasing co-op. QSCC manages, for the Wendy’s system in the United States and Canada, contracts for the purchase and distribution of food, proprietary paper, equipment and other operating supplies under national agreements with pricing based on total system volume. We do not control the decisions and activities of QSCC. If QSCC does not properly estimate the product needs of the Wendy’s system, makes poor purchasing decisions or ceases its operations, or if our relationship with QSCC is terminated for any reason, system sales, operating costs and supply chain management could be adversely affected, which could harm us and our franchisees and have a material adverse impact on our business, results of operations and financial condition.

Our business could be hurt by increased labor costs or labor shortages.

Labor is a primary component in the cost of operating our restaurants. We devote significant resources to recruiting and training our restaurant personnel, including managers and hourly employees. Increased labor costs due to competition, inflationary pressures, increased wages or employee benefits costs (including various federal, state and local actions to increase minimum wages), unionization activity or other factors have adversely impacted and could continue to adversely impact our cost of sales and operating expenses. In addition, Wendy’s success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff as well as employees and key personnel at our restaurant support center, and our inability to do so could adversely affect our business and results of operations. Our business, results of operations and brand perception could also be adversely impacted by unionization efforts or other campaigns by labor organizations affecting our employees or the employees of our franchisees or by our responses to any such efforts or campaigns.

Our success depends in part upon the continued succession and retention of certain key personnel and the effectiveness of our leadership and organizational structure.

We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our senior leadership team and other key personnel. Our failure to retain members of our senior leadership team or other key personnel could adversely affect our ability to achieve our growth strategy and other business initiatives. In addition, changes to our leadership and organizational structure can be inherently difficult to manage, and if we are unable to implement such changes effectively, our business, results of operations and financial results could be adversely affected.

Risks Related to Technology and Cybersecurity

There are risks and uncertainties associated with our increasing dependence on digital commerce platforms and technologies and alternative methods of delivery.

Advances in technologies, including advances in digital food ordering and delivery technologies, and changes in consumer behavior driven by such advances could have a negative effect on our business. Technology and consumer offerings continue to develop and evolve, and we expect that new and enhanced technologies and consumer offerings will be available in the future, including those with a focus on restaurant modernization, restaurant technology, digital engagement and integration, online ordering and delivery. Our inability to predict consumer acceptance of new technology or our failure to adequately invest in and implement new technology or adapt to technological developments, industry trends and evolving legal and regulatory requirements could result in a loss of customers and related market share. In addition, our competitors, some of whom have greater resources than we do, may be better able to benefit from changes in technologies or consumer acceptance of such changes, which could harm our competitive position and brand.

An increasing amount of our sales and revenues is derived from digital orders, which includes online ordering and delivery. We have implemented technology and targeted advertising and promotions to support the growth of our digital business. If we are unable to continue to grow our digital business, it may be difficult for us to achieve our planned sales growth. If our digital commerce platforms, including the Wendy’s mobile app and online ordering system, do not meet customers’ expectations in terms of security, privacy, speed, attractiveness or ease of use, customers may be less inclined to return to those platforms, which could negatively impact our business, results of operations and financial condition. Our business could also be negatively impacted if we are unable to successfully implement or execute other consumer-facing digital initiatives, such as mobile order pick-up and carryout. We rely on third-party delivery services to fulfill delivery orders, and errors or failures by those providers to make timely deliveries could cause customers to stop ordering from us. The third-party restaurant delivery business is intensely competitive, with a number of companies competing for capital, market share, online traffic and delivery drivers. If the third-party delivery services that we utilize cease or curtail their operations, increase their fees or give greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted. In addition, the delivery business has been consolidating and may continue to consolidate, which may give third-party delivery companies more leverage in negotiating the terms and pricing of contracts, which could in turn negatively impact our profits from this channel.

We are heavily dependent on computer systems and information technology and any material failure, interruption or degradation of our systems or technology or issues with our key technology providers could adversely affect our business, results of operations and financial condition.

We are heavily dependent on our computer systems and information technology, including those controlled by third-party providers, to conduct our business, including point-of-sale processing in our restaurants, technologies that support our digital and delivery solutions, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and performance of our systems and technology. The failure of our systems and technology to operate effectively, or an interruption or degradation in our systems or technology could be harmful and cause delays in customer service, result in the loss of digital sales or data, reduce efficiency or cause delays in operations. Significant capital investments might be required to remediate any such problems or to maintain or upgrade our systems and technology or transition to replacement systems or technology.

We are dependent to a significant extent on our ongoing relationship with key technology providers, including their personnel, resources, technological expertise, systems and technology and their ability to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth initiatives. The inability of us or our providers to successfully execute our technology growth initiatives while maintaining our brand value and perception could have an adverse impact on our business, results of operations and financial condition.

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our brand, business, results of operations and financial condition.

Cybersecurity incidents or breaches have, from time to time, occurred and may in the future occur involving our systems, the systems of our franchisees or the systems of third-party service providers. Such cybersecurity incidents and breaches may include, without limitation, unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by malicious actors. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those managed by third parties. Our business involves the collection and retention of customer data, including, in some instances, credit and debit card numbers and other personally identifiable information, in various information systems that we and our franchisees maintain and in those maintained by third parties with whom we and our franchisees contract to provide credit card processing, digital ordering and related services. We also maintain important internal data, such as personally identifiable information about our employees and franchisees and information relating to our operations. Our use of personally identifiable information is regulated by international, federal and state laws, as well as by certain third-party agreements. As privacy and information security laws and regulations change, we will likely incur additional costs to ensure that we remain in compliance with those laws and regulations. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws, regulations or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, disrupt our operations, damage our relationship with customers, franchisees or employees and result in costly litigation, judgments, or penalties resulting from violation of applicable laws and payment card industry regulations. A cyber incident could also require us to notify customers, employees or other groups, result in adverse publicity or a loss in consumer confidence, sales and profits, increase fees payable to third parties or cause us to incur penalties or remediation and other costs that could adversely affect our business, results of operations and financial condition. We have devoted considerable resources to secure our systems and technology against security breaches and have implemented various processes, procedures and controls to help mitigate the risk of a cyber incident. However, the techniques and sophistication used to conduct cyber-attacks change frequently and the measures we have taken do not guarantee that a cyber incident or security breach could not occur or that our business, reputation and financial condition will not be adversely affected.

Risks Related to Our Indebtedness

The Company and certain of our subsidiaries are subject to various restrictions, and substantially all of the assets of certain subsidiaries are security, under the terms of a securitized financing facility.

Wendy’s Funding, LLC, a limited-purpose, bankruptcy-remote, wholly owned indirect subsidiary of the Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility entered into in June 2015. Under the facility, the Master Issuer issued and has outstanding certain series of fixed rate and variable funding notes (collectively, the “Senior Notes”). The Senior Notes are secured by a security interest in substantially all of the assets of the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors (collectively, the “Securitization Entities”), except for certain real estate assets and subject to certain limitations as set forth in the indenture governing the Senior Notes (the “Indenture”) and the related guarantee and collateral agreement. The assets of the Securitization Entities include most of the domestic and certain of the foreign revenue-generating assets of the Company and its subsidiaries, which principally consist of franchise-related agreements, real estate assets, intellectual property and license agreements for the use of intellectual property.

The Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Senior Notes, provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments under certain circumstances, certain indemnification payments in the event, among other things, that the assets pledged as collateral for the Senior Notes are in stated ways defective or ineffective and covenants relating to recordkeeping, access to information and similar matters. The Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, the occurrence of an event of default and the failure to repay or refinance on the applicable scheduled maturity date. The Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, the trustee under the Indenture ceasing to have valid and perfected security interests in certain collateral and certain judgments. In the event that a rapid amortization event occurs under the Indenture (including, without limitation, upon an event of default under the Indenture or the failure to repay the securitized debt at the end of the applicable term), the funds available to the Company would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.

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

As of January 1, 2023, the Company had approximately $2.9 billion of outstanding debt on its balance sheet. Additionally, a subsidiary of the Company has issued variable funding notes, which allows for the borrowing of up to $300.0 million from time to time on a revolving basis. This level of debt could have significant consequences on the Company’s future operations, including: (i) making it more difficult to meet payment and other obligations under outstanding debt; (ii) resulting in an event of default if the Company’s subsidiaries fail to comply with the financial and other restrictive covenants contained in debt agreements, which event of default could result in all of the Company’s subsidiaries’ debt becoming immediately due and payable; (iii) reducing the availability of the Company’s cash flow to fund working capital, capital expenditures, equity and debt repurchases, dividends, acquisitions and other general corporate purposes, and limiting the Company’s ability to obtain additional financing for these purposes; (iv) subjecting the Company to the risk of increased sensitivity to interest rate increases on indebtedness with variable interest rates; (v) limiting the Company’s flexibility in planning for or reacting to, and increasing its vulnerability to, changes in the Company’s business or industry or the general economy; and (vi) placing the Company at a competitive disadvantage compared to its competitors that are less leveraged. Further, the Company’s outstanding variable funding notes may accrue interest based on the London interbank offered rate (“LIBOR”). In connection with the discontinuance of LIBOR, we expect to renegotiate certain loan documents and cannot predict what alternative index will be negotiated with our lenders or the resulting impact on our interest expense.

The ability of the Company to make payments on, repay or refinance its debt, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon its future operating performance and ability to generate significant cash flows. In addition, the ability of the Company to borrow funds in the future to make payments on its debt will depend on the satisfaction of the covenants in the securitized financing facility and other debt agreements, and other agreements it may enter into in the future. There can be no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available under the Company’s securitized financing facility or other debt agreements or from other sources in an amount sufficient to enable the Company to pay its debt or to fund its dividend and other liquidity needs.

In addition to the Company’s outstanding indebtedness, the Company is subject to risks related to certain commitments, guarantees and other liabilities. These commitments, guarantees and other liabilities include, among others, significant contractual requirements regarding the purchase of soft drinks and guarantees and contingent liabilities related to certain franchisee leases for which the Company has been indemnified. These commitments, guarantees and other liabilities could have an adverse effect on the Company’s liquidity and the ability of its subsidiaries to meet payment obligations. The Company may incur additional indebtedness, guarantees, commitments or other liabilities in the future that could amplify the risks that the Company currently faces.

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

Nelson Peltz, our Chairman, Peter May, our Senior Vice Chairman, Matthew Peltz, our Vice Chairman, and Edward Garden, a former director of the Company, beneficially own shares of our outstanding common stock that collectively constitute approximately 20% of the Company’s total voting power as of February 21, 2023. These individuals may, from time to time, acquire beneficial ownership of additional shares of common stock.

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

Wendy’s customers may file complaints or lawsuits against us or our franchisees alleging that we are responsible for an illness or injury they suffered at or after a visit to a Wendy’s restaurant, or alleging that there was a problem with food safety, food quality or operations at a Wendy’s restaurant. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees, intellectual property claims, data privacy claims and claims alleging violations of law regarding workplace and employment matters, discrimination and similar matters, including class action lawsuits. Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations, hurt our performance and have a negative impact on our brand. While we believe we have adequate accruals for all of our legal and environmental matters, we cannot estimate the aggregate possible range of loss for our existing litigation and claims due to various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. Insurance policies contain customary limitations, conditions and exclusions that can affect the amount of insurance proceeds ultimately received. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our results of operations or financial condition. Additionally, the restaurant industry has been subject to a number of claims alleging that the menus and actions of restaurant chains have contributed to the obesity or otherwise adversely impacted the health of certain of their customers. Adverse publicity resulting from these allegations may harm the reputation of our restaurants, even if the allegations are not directed against our restaurants or are not valid. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also hurt our brand or business as a whole.

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

We are subject to various laws and regulations that govern the offer and sale of a franchise, including rules by the U.S. Federal Trade Commission. Various state, provincial and foreign laws regulate certain aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines and penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business and results of operations. We could also face lawsuits by franchisees based upon alleged violations of these laws. We and our franchisees are each also subject to laws and regulations that govern employment matters at the federal/national, state/provincial and local levels. In the United States, this includes laws like the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, Title VII, the Age Discrimination in Employment Act, the Americans with Disabilities Act, the National Labor Relations Act, family leave, paid sick time and similar requirements and a variety of other laws, regulations and rules. Changes in laws, regulations, rules and governmental policies, including the interpretation thereof, could increase our costs, require modifications to our business practices, result in increased litigation, investigations, enforcement actions, fines or liabilities and adversely affect our business, results of operations and financial condition. Changes in the legal framework of employment or franchise liability could negatively impact our business, particularly if such changes result in any law, rule, regulation, governmental policy or interpretation or judicial decision determining that Wendy’s is an employer of its franchisees or a joint employer with our franchisees or otherwise imposing liability for employment-related claims or impacting our employment relationships based on theories of joint employer liability or other theories of vicarious liability. In addition, various state and local laws may require wage increases and impose working hour and working condition standards that could result in increased costs, limit our or our franchisees’ ability to respond to market conditions and negatively impact our ability to identify, attract and retain qualified franchisees to operate or open restaurants in the impacted markets. If we are unable to effectively manage the risks associated with this complex legislative and regulatory environment, it could have a material adverse effect on our business and financial condition.

We are also subject to legal and compliance risks related to privacy and data collection, protection and management of certain data and information associated with our technology-related services and platforms made available to customers, employees, franchisees, business partners or other third parties. We are subject to a variety of U.S. federal and state and foreign laws and regulations in this area. These laws and regulations have been subject to frequent change, and there may be jurisdictions that propose or enact new data privacy requirements in the future. Failure to meet applicable data privacy requirements could result in legal proceedings and substantial penalties and adversely impact our business and financial condition. Additionally, evolving laws and regulations could require us and our franchisees to change or limit the way we collect or use information in operating our business, which may result in additional costs, limit our marketing or growth strategies and adversely affect our business and results of operations.

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on environmental, social and governance matters, including packaging and waste, animal health and welfare, human rights, diversity, climate change, greenhouse gases and land, energy and water use. As a result, we have experienced increased pressure and expectations to provide expanded disclosure and establish commitments, goals or targets with respect to various environmental, social and governance issues and to take the actions necessary to meet those commitments, goals and targets. Furthermore, the standards by which certain environmental, social and governance issues are measured are evolving and subject to frequent change. If we are not effective, or perceived to be effective, in achieving our commitments, goals or targets or otherwise addressing various environmental, social and governance matters, consumer trust in our brand may suffer. In addition, the actions needed to achieve our commitments, goals and targets could result in market, operational, execution and other costs, which could have a material adverse effect on our results of operation and financial condition. Our results of operation and financial condition could be adversely impacted if we are unable to effectively manage the risks or costs to us, our franchisees and our supply chain associated with environmental, social and governance matters.

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

Unforeseen events, such as adverse weather conditions (including related to climate change), natural disasters, hostilities (including acts of war, terrorist activities and public or workplace violence), social unrest, health epidemics or pandemics or other catastrophic events can adversely affect consumer spending, consumer confidence, restaurant sales and operations, supply chains and our ability to perform corporate or support functions at our restaurant support center, any of which could affect our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table contains information about our principal office facilities as of January 1, 2023:

ACTIVE FACILITIES	FACILITIES LOCATION	LAND TITLE	APPROXIMATE SQ. FT. OF FLOOR SPACE
Corporate Headquarters	Dublin, Ohio	Owned	324,025	*
Wendy’s Restaurants of Canada Inc.	Burlington, Ontario, Canada	Leased	8,917	**
_____________________

*    QSCC, Wendy’s independent supply chain purchasing co-op, leases 18,774 square feet of this space from Wendy’s. The Corporate Headquarters serves all of our operating segments.
**    The Wendy’s Restaurants of Canada Inc. facility primarily serves the International operating segment.

At January 1, 2023, Wendy’s and its franchisees operated 7,095 Wendy’s restaurants. Of the 403 Company-operated restaurants in the Wendy’s U.S. segment, Wendy’s owned the land and building for 158 restaurants, owned the building and held long-term land leases for 143 restaurants and held leases covering the land and building for 102 restaurants. Wendy’s also held leases covering the land and building for each of the 12 Company-operated restaurants in the Wendy’s International segment. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases contain contingent rent provisions that require additional rental payments based upon restaurant sales volume in excess of specified amounts. As part of the Global Real Estate & Development segment, Wendy’s also owned 488 and leased 1,199 properties that were either leased or subleased principally to franchisees as of January 1, 2023. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

Item 3. Legal Proceedings.

The Company is involved in litigation and claims incidental to our business. We provide accruals for such litigation and claims when we determine it is probable that a liability has been incurred and the loss is reasonably estimable. The Company believes it has adequate accruals for all of its legal and environmental matters. We cannot estimate the aggregate possible range of loss for our existing litigation and claims due to various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows of a particular reporting period.

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

The Company paid quarterly cash dividends of $.09, $.10, $.12 and $.12 per share of common stock during the first, second, third and fourth quarters of 2021, respectively. The Company paid quarterly cash dividends of $.125 per share of common stock during each of the first, second, third and fourth quarters of 2022.

During the first quarter of 2023, the Company declared a dividend of $.25 per share of common stock to be paid on March 15, 2023 to stockholders of record as of March 1, 2023. Although the Company currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly cash dividends will be declared or paid or as to the amount or timing of such dividends, if any. Future dividend payments, if any, will be made at the discretion of our Board of Directors and will be based on such factors as the Company’s earnings, financial condition and cash requirements and other factors.

As of February 21, 2023, there were approximately 20,115 holders of record of the Company’s common stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth fiscal quarter of 2022:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
October 3, 2022 through November 6, 2022	7,604	$19.27	—	$198,088,626
November 7, 2022 through December 4, 2022	1,161	$20.83	—	$198,088,626
December 5, 2022 through January 1, 2023	729	$23.22	—	$198,088,626
Total	9,494	$19.77	—	$198,088,626

(1)Represents shares of common stock reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In February 2022, our Board of Directors authorized the repurchase of up to $100.0 million of our common stock through February 28, 2023, when and if market conditions warranted and to the extent legally permissible (the “February 2022 Authorization”). In April 2022, our Board of Directors approved an increase of $150.0 million to the February 2022 Authorization, resulting in an aggregate authorization of $250.0 million. In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). In connection with the January 2023 Authorization, the remaining portion of the February 2022 Authorization was canceled.

Subsequent to January 1, 2023 through February 21, 2023, the Company repurchased 0.6 million shares under the January 2023 Authorization with an aggregate purchase price of $12.9 million, excluding commissions.

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic share, and the third largest globally with 7,095 restaurants in the U.S. and 31 foreign countries and U.S. territories as of January 1, 2023.

The Company is comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Wendy’s International includes the operation and franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our TimWen real estate joint venture. In addition, Global Real Estate & Development earns fees from facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”) and providing other development-related services to franchisees. In this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company reports on the segment profit for each of the three segments described above. The Company measures segment profit using segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Segment adjusted EBITDA excludes certain unallocated general and administrative expenses and other items that vary from period to period without correlation to the Company’s core operating performance. See “Results of Operations” below and Note 27 of the Financial Statements and Supplementary Data contained in Item 8 herein for segment financial information.

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 1, 2023” or “2022,” which consisted of 52 weeks, (2) “the year ended January 2, 2022” or “2021,” which consisted of 52 weeks, and (3) “the year ended January 3, 2021” or “2020,” which consisted of 53 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

Executive Overview

Our Business

As of January 1, 2023, the Wendy’s restaurant system was comprised of 7,095 restaurants, with 5,994 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 403 were operated by the Company and 5,591 were operated by a total of 217 franchisees. In addition, at January 1, 2023, there were 1,101 Wendy’s restaurants in operation in 31 foreign countries and U.S. territories. Of the international restaurants, 1,089 were operated by 106 franchisees and 12 were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of January 1, 2023.

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

Wendy’s long-term growth opportunities include delivering accelerated global growth through (1) driving strong same-restaurant sales momentum across all dayparts, (2) accelerating our implementation of consumer-facing digital platforms and technologies and (3) expanding the Company’s footprint through global restaurant expansion.

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

2022 Financial Highlights

•Revenue increased 10.5% to $2.1 billion in 2022 compared to $1.9 billion in 2021;

•Global same-restaurant sales increased 4.9%, U.S. same-restaurant sales increased 3.9% and international same-restaurant sales increased 12.4% compared to 2021. On a two-year basis, global same-restaurant sales increased 14.9%;

•Global Company-operated restaurant margin was 13.8% in 2022, a decrease of 290 basis points compared to 2021; and

•Net income decreased 11.5% to $177.4 million in 2022 compared to $200.4 million in 2021.

Global Same-Restaurant Sales

Wendy’s long-term growth opportunities include driving strong same-restaurant sales momentum across all dayparts through our ownable core products, exciting menu innovation, compelling value offerings and improvements in speed and consistency in our restaurants. Global same-restaurant sales increased 4.9% during 2022.

Digital

Wendy’s long-term growth opportunities include accelerated implementation of consumer-facing digital platforms and technologies. Over the past several years, the Company has invested significant resources to focus on consumer-facing technology, including activating mobile ordering via Wendy’s mobile app, launching the Wendy’s Rewards loyalty program in the U.S. and Canada and establishing delivery agreements with third-party vendors. The Company is also partnering with key technology providers to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth. The Company’s digital business represented approximately 10.3% of global systemwide sales during 2022.

New Restaurant Development

Wendy’s long-term growth opportunities include expanding the Company’s footprint through global restaurant expansion. To promote new restaurant development, the Company has provided franchisees with certain incentive programs for qualifying new restaurants. In February 2023, the Company announced a new restaurant development incentive program in the U.S. and Canada that provides for waivers of royalty, national advertising and technical assistance fees for up to the first three years of operation for qualifying new restaurants. In addition, the Company has development agreements in place with a number of franchisees that contractually obligate such franchisees to open additional Wendy’s restaurants over a specified timeframe. During 2022, the Company and its franchisees added 146 net new restaurants across the Wendy’s system.

Organizational Redesign

On February 16, 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making. As a result of the redesign, the Company expects to hold its general and administrative expense in 2023 and 2024 relatively flat compared with 2022. The Company expects to incur total costs of approximately $11 million to $13 million related to these savings, of which approximately $9 million to $11 million will be cash expenditures. The cash expenditures are expected to continue into 2025, with approximately two-thirds of the total cash expenditures occurring in 2023. Costs related to the plan are recorded to “Reorganization and realignment costs.” The total costs expected to be incurred are comprised of (1) severance and related employee costs of approximately $8 million, (2) recruitment and relocation costs of approximately $1 million, (3) third-party and other costs of approximately $1 million and (4) share-based compensation of approximately $2 million. The Company expects costs to be recognized during 2023 and continue into 2026, with approximately three-fourths to be recognized during 2023.

Debt Financing

On April 1, 2022, the Company completed a debt financing transaction under which the Company issued fixed rate senior secured notes in the following 2022-1 series: Class A-2-I with an interest rate of 4.236% and initial principal amount of $100.0 million (the “Class A-2-I Notes”) and Class A-2-II with an interest rate of 4.535% and initial principal amount of $400.0 million (the “Class A-2-II Notes”). The anticipated repayment dates of the Class A-2-I Notes and the Class A-2-II Notes will be March 2029 and March 2032, respectively. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information on the Company’s debt financing transaction.

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. For discussion related to 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K, filed with the United States Securities and Exchange Commission on March 1, 2022.

Results of Operations

The tables included throughout this Results of Operations section set forth in millions (except as otherwise indicated) the Company’s consolidated results of operations for the years ended January 1, 2023, January 2, 2022 and January 3, 2021. Except as noted below, the Company’s consolidated results of operations described below includes the benefit of the 53rd week in 2020.

	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$896.6	$162.5	$734.1	$11.3	$722.8
Franchise royalty revenue and fees	558.2	21.5	536.7	92.0	444.7
Franchise rental income	234.5	(2.2)	236.7	4.1	232.6
Advertising funds revenue	406.2	16.7	389.5	55.8	333.7
	2,095.5	198.5	1,897.0	163.2	1,733.8
Costs and expenses:
Cost of sales	773.2	161.5	611.7	(3.2)	614.9
Franchise support and other costs	46.7	3.8	42.9	16.4	26.5
Franchise rental expense	124.1	(8.3)	132.4	6.8	125.6
Advertising funds expense	430.8	19.0	411.8	66.4	345.4
General and administrative	255.0	12.0	243.0	36.1	206.9
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	133.4	7.9	125.5	(7.3)	132.8
Amortization of cloud computing arrangements	2.4	2.4	—	—	—
System optimization gains, net	(6.8)	26.7	(33.5)	(30.4)	(3.1)
Reorganization and realignment costs	0.7	(7.8)	8.5	(7.5)	16.0
Impairment of long-lived assets	6.4	4.1	2.3	(5.7)	8.0
Other operating income, net	(23.7)	(9.1)	(14.6)	(6.1)	(8.5)
	1,742.2	212.2	1,530.0	65.5	1,464.5
Operating profit	353.3	(13.7)	367.0	97.7	269.3
Interest expense, net	(122.3)	(13.1)	(109.2)	8.5	(117.7)
Loss on early extinguishment of debt	—	17.9	(17.9)	(17.9)	—
Investment income (loss), net	2.1	2.1	—	0.2	(0.2)
Other income, net	10.4	9.7	0.7	(0.7)	1.4
Income before income taxes	243.5	2.9	240.6	87.8	152.8
Provision for income taxes	(66.1)	(25.9)	(40.2)	(5.2)	(35.0)
Net income	$177.4	$(23.0)	$200.4	$82.6	$117.8

	2022	% of Total Revenues	2021	% of Total Revenues	2020	% of Total Revenues
Revenues:
Sales	$896.6	42.8%	$734.1	38.7%	$722.8	41.7%
Franchise royalty revenue and fees:
Franchise royalty revenue	485.5	23.2%	460.7	24.3%	416.5	24.0%
Franchise fees	72.7	3.4%	76.0	4.0%	28.2	1.7%
Total franchise royalty revenue and fees	558.2	26.6%	536.7	28.3%	444.7	25.7%
Franchise rental income	234.5	11.2%	236.7	12.5%	232.6	13.4%
Advertising funds revenue	406.2	19.4%	389.5	20.5%	333.7	19.2%
Total revenues	$2,095.5	100.0%	$1,897.0	100.0%	$1,733.8	100.0%

	2022	% of Sales	2021	% of Sales	2020	% of Sales
Cost of sales:
Food and paper	$292.9	32.7%	$224.1	30.5%	$221.8	30.7%
Restaurant labor	288.0	32.1%	231.5	31.5%	233.6	32.3%
Occupancy, advertising and other operating costs	192.3	21.4%	156.1	21.3%	159.5	22.1%
Total cost of sales	$773.2	86.2%	$611.7	83.3%	$614.9	85.1%

	2022	% of Sales	2021	% of Sales	2020	% of Sales
Company-operated restaurant margin:
U.S.	$125.9	14.3%	$124.4	17.0%	$108.9	15.1%
Global	123.4	13.8%	122.4	16.7%	107.9	14.9%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	2022	2021	2020
Key business measures:
U.S. same-restaurant sales (a):
Company-operated	4.4%	11.9%	(0.7)%
Franchised	3.9%	9.0%	2.3%
Systemwide	3.9%	9.2%	2.0%

International same-restaurant sales (a) (b)	12.4%	17.6%	(6.0)%

Global same-restaurant sales (a):
Company-operated	4.4%	11.9%	(0.7)%
Franchised (b)	4.9%	9.9%	1.4%
Systemwide (b)	4.9%	10.0%	1.2%

Systemwide sales (c):
U.S. Company-operated	$882.7	$730.4	$722.8
U.S. franchised	10,811.7	10,380.3	9,508.5
U.S. systemwide	11,694.4	11,110.7	10,231.3
International Company-operated	13.9	3.7	—
International franchised (b)	1,592.4	1,392.9	1,107.2
International systemwide (b)	1,606.3	1,396.6	1,107.2
Global systemwide (b)	$13,300.7	$12,507.3	$11,338.5

Restaurant average unit volumes (in thousands) (a):
U.S. Company-operated	$2,192.0	$2,172.4	$1,978.5
U.S. franchised	1,957.2	1,878.4	1,708.9
U.S. systemwide	1,973.1	1,895.3	1,725.5
International systemwide (b)	1,526.5	1,448.1	1,199.5
Global systemwide (b)	$1,905.8	$1,832.1	$1,654.7
_______________

(a)Excludes the impact of the 53rd week in 2020.

(b)Excludes Argentina and Venezuela due to the impact of the highly inflationary economies of those countries.

(c)During 2022 and 2021, global systemwide sales increased 6.8% and 9.8%, respectively, U.S. systemwide sales increased 5.3% and 8.6%, respectively, and international systemwide sales increased 19.2% and 20.7%, respectively, on a constant currency basis.

The table below presents details regarding the change in restaurant counts of the Wendy’s system from 2020 to 2022.

	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at January 3, 2021	361	5,520	—	947	6,828
Opened	7	116	5	82	210
Closed	(8)	(58)	—	(23)	(89)
Net purchased from (sold by) franchisees	43	(43)	—	—	—
Restaurant count at January 2, 2022	403	5,535	5	1,006	6,949
Opened	7	132	7	130	276
Closed	(7)	(76)	—	(47)	(130)
Restaurant count at January 1, 2023	403	5,591	12	1,089	7,095

Sales	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Sales	$896.6	$162.5	$734.1	$11.3	$722.8

The increase in sales during 2022 was primarily due to (1) the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021 of $162.7 million, (2) a 4.4% increase in Company-operated same-restaurant sales of $27.9 million and (3) net new restaurant development of $11.4 million. The increase in sales during 2022 was partially offset by the sale of 47 Company-operated restaurants in New York during the second quarter of 2021 of $42.9 million. Company-operated same-restaurant sales increased due to higher average check, partially offset by a decrease in customer count. Company-operated same-restaurant sales during 2021 benefited from government stimulus payments to consumers during the first quarter of 2021, which did not recur in 2022.

Franchise Royalty Revenue and Fees	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Franchise royalty revenue	$485.5	$24.8	$460.7	$44.2	$416.5
Franchise fees	72.7	(3.3)	76.0	47.8	28.2
	$558.2	$21.5	$536.7	$92.0	$444.7

Franchise royalty revenue during 2022 increased $24.8 million, of which (1) $21.8 million was due to a 4.9% increase in global franchise same-restaurant sales and (2) $3.1 million was due to a net increase in the number of franchise restaurants in operation during 2022 compared to 2021. Franchise same-restaurant sales during 2022 increased due to higher average check, partially offset by a decrease in customer count. Franchise same-restaurant sales during 2021 benefited from government stimulus payments to consumers during the first quarter of 2021, which did not recur in 2022.

The decrease in franchise fees during 2022 was primarily due to the accelerated recognition of franchise agreement revenue in the prior year as a result of franchisee-to-franchisee restaurant transfers of $8.3 million, partially offset by higher fees for providing information technology services to franchisees of $5.8 million. This increase in fees for providing information technology services during 2022 reflects the one-month waiver of technology fees during the first quarter of 2021.

Franchise Rental Income	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Franchise rental income	$234.5	$(2.2)	$236.7	$4.1	$232.6

The decrease in franchise rental income during 2022 was primarily due to the impact of terminating existing leases where the Company was lessor of $5.2 million, primarily in connection with the Company’s acquisition of franchise-operated restaurants in Florida during the fourth quarter of 2021. The decrease in franchise rental income was partially offset by (1) the impact of the sale of Company-operated restaurants in New York during the second quarter of 2021 of $1.5 million and (2) assigning certain leases to franchisees of $1.5 million.

Advertising Funds Revenue	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Advertising funds revenue	$406.2	$16.7	$389.5	$55.8	$333.7

The increase in advertising funds revenue during 2022 was primarily due to an increase in franchise same-restaurant sales in the U.S. and Canada.

Cost of Sales, as a Percent of Sales	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Food and paper	32.7%	2.2%	30.5%	(0.2)%	30.7%
Restaurant labor	32.1%	0.6%	31.5%	(0.8)%	32.3%
Occupancy, advertising and other operating costs	21.4%	0.1%	21.3%	(0.8)%	22.1%
	86.2%	2.9%	83.3%	(1.8)%	85.1%

The increase in cost of sales, as a percent of sales, during 2022 was primarily due to (1) higher commodity costs, (2) an increase in restaurant labor rates, (3) a decrease in customer count and (4) the impact of the Company’s investments to support the entry into the U.K. market. These impacts were partially offset by higher average check.

Franchise Support and Other Costs	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Franchise support and other costs	$46.7	$3.8	$42.9	$16.4	$26.5

The increase in franchise support and other costs during 2022 was primarily due to an increase in costs incurred to provide information technology and other services to franchisees.

Franchise Rental Expense	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Franchise rental expense	$124.1	$(8.3)	$132.4	$6.8	$125.6

The decrease in franchise rental expense during 2022 was primarily due to (1) the impact of assigning certain leases to franchisees and (2) the impact of the Company’s acquisition of franchise-operated restaurants in Florida during the fourth quarter of 2021.

Advertising Funds Expense	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Advertising funds expense	$430.8	$19.0	$411.8	$66.4	$345.4

The increase in advertising funds expense during 2022 was primarily due to (1) an increase in franchise same-restaurant sales in the U.S. and Canada and (2) timing of promotions. These increases were partially offset by a decrease in the Company’s funding of incremental advertising.

General and Administrative	2022		2021		2020
	Amount	Change	Amount (a)	Change	Amount (a)
Employee compensation and benefits	$128.5	$13.4	$115.1	$(1.5)	$116.6
Professional services	61.8	8.5	53.3	11.3	42.0
Travel-related expenses	11.5	6.0	5.5	0.3	5.2
Share-based compensation	24.5	2.5	22.0	3.9	18.1
Incentive compensation	25.0	(21.5)	46.5	23.5	23.0
Other, net	3.7	3.1	0.6	(1.4)	2.0
	$255.0	$12.0	$243.0	$36.1	$206.9
_______________

(a)Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.

The increase in general and administrative expenses during 2022 was primarily due to (1) an increase in employee compensation and benefits, reflecting investments in resources to support the Company’s development and digital organizations, (2) higher professional fees, primarily as a result of costs associated with the Company’s enterprise resource planning (“ERP”) system implementation and (3) an increase in travel-related expenses. These increases were partially offset by a decrease in incentive compensation accruals, reflecting higher operating performance as compared to plan in 2021 versus 2022.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Restaurants	$84.0	$7.6	$76.4	$(8.5)	$84.9
Technology support, corporate and other	49.4	0.3	49.1	1.2	47.9
	$133.4	$7.9	$125.5	$(7.3)	$132.8

The increase in depreciation and amortization during 2022 was primarily due to depreciation and amortization on assets acquired from a franchisee in Florida during the fourth quarter of 2021.

Amortization of Cloud Computing Arrangements	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Amortization of cloud computing arrangements	$2.4	$2.4	$—	$—	$—

Amortization of cloud computing arrangements primarily represents amortization of assets associated with the Company’s ERP system implementation completed in 2022.

System Optimization Gains, Net	2022		2021		2020
	Amount	Change	Amount	Change	Amount
System optimization gains, net	$(6.8)	$26.7	$(33.5)	$(30.4)	$(3.1)

System optimization gains, net during 2022 were primarily comprised of gains on the sale of surplus and other properties. System optimization gains, net during 2021 were primarily comprised of a gain on the sale of 47 Company-operated restaurants in New York. See Note 4 of the Financial Statements and Supplementary Data contained in Item 8 herein for further discussion.

Reorganization and Realignment Costs	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Operations and field realignment	$0.1	$(1.6)	$1.7	$(2.1)	$3.8
IT realignment	—	—	—	(7.3)	7.3
G&A realignment	—	0.1	(0.1)	(0.7)	0.6
System optimization initiative	0.6	(6.3)	6.9	2.6	4.3
	$0.7	$(7.8)	$8.5	$(7.5)	$16.0

As part of the Company’s system optimization initiative, the Company expects to continue to optimize the Wendy’s system through strategic restaurant acquisitions and dispositions, as well as by facilitating Franchise Flips. During 2022, the Company recognized costs associated with its system optimization initiative totaling $0.6 million, which were primarily comprised of professional fees and other costs associated with the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021. During 2021, the Company recognized costs totaling $6.9 million, which were primarily comprised of the write-off of certain lease assets, lease termination fees and transaction fees associated with the bankruptcy sale process of NPC Quality Burgers, Inc. (“NPC”), as well as professional fees and transaction fees associated with the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021. The Company expects to recognize a gain of approximately $0.7 million, primarily related to the write-off of certain NPC-related lease liabilities upon final termination of the leases. See Note 3 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information regarding the NPC bankruptcy sale process.

Costs incurred under the Company’s other reorganization and realignment plans were not material during 2022 and 2021. The Company does not expect to incur any material additional costs under these plans. See Note 5 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information regarding the Company’s reorganization and realignment plans.

Impairment of Long-Lived Assets	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Impairment of long-lived assets	$6.4	$4.1	$2.3	$(5.7)	$8.0

The increase in impairment charges during 2022 was primarily driven by the deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Gain from insurance recoveries	$(8.6)	$(8.6)	$—	$—	—
Lease buyout	(2.8)	(3.8)	1.0	1.6	(0.6)
Equity in earnings in joint ventures, net	(9.4)	1.8	(11.2)	(5.1)	(6.1)
Gains on sales-type leases	(3.0)	1.2	(4.2)	(2.2)	(2.0)
Other, net	0.1	0.3	(0.2)	(0.4)	0.2
	$(23.7)	$(9.1)	$(14.6)	$(6.1)	$(8.5)

The increase in other operating income, net during 2022 was primarily due to (1) a gain from insurance recoveries and (2) lease buyout activity. These impacts were partially offset by a decrease in the equity in earnings from our TimWen joint venture, which included a gain on the sale of a parcel of land during 2021.

Interest Expense, Net	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Interest expense, net	$122.3	$13.1	$109.2	$(8.5)	$117.7

Interest expense, net increased during 2022 primarily due to the impact of completing a debt financing transaction under the Company’s securitized financing facility in the first quarter of 2022, partially offset by the impact of completing the refinancing of a portion of the Company’s securitized financing facility in the second quarter of 2021.

Loss on Early Extinguishment of Debt	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Loss on early extinguishment of debt	$—	$(17.9)	$17.9	$17.9	$—

During the second quarter of 2021, in connection with the refinancing of a portion of the Company’s securitized financing facility, the Company incurred a loss on the early extinguishment of debt as a result of repaying the outstanding 2015-1 Class A-2-III Notes and 2018-1 Class A-2-I Notes with the proceeds from the issuance of its 2021-1 Class A-2 Notes. The loss on the early extinguishment of debt of $17.9 million was comprised of a specified make-whole payment of $9.6 million and the write-off of certain unamortized deferred financing costs of $8.3 million.

Investment Income (Loss), Net	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Investment income (loss), net	$2.1	$2.1	$—	$0.2	$(0.2)

During 2022, the Company recognized a gain of $2.1 million on an investment in equity securities as a result of an observable price change.

Other Income, Net	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Other income, net	$10.4	$9.7	$0.7	$(0.7)	$1.4

The increase in other income, net during 2022 was primarily due to interest income earned on our cash equivalents, which increased as a result of cash received from our debt financing transaction under the Company’s securitized financing facility in the first quarter of 2022.

Provision for Income Taxes	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Income before income taxes	$243.5	$2.9	$240.6	$87.8	$152.8
Provision for income taxes	(66.1)	(25.9)	(40.2)	(5.2)	(35.0)
Effective tax rate on income	27.2%	10.5%	16.7%	(6.2)%	22.9%

The increase in the provision for income taxes and effective tax rate during 2022 was primarily due to (1) an increase in state income taxes, including an increase in state deferred income taxes, (2) a decrease in the tax benefit from share-based compensation and (3) an increase in tax on our foreign operations. The increase in state deferred income taxes from 2021 to 2022 was primarily due to a 2021 change in tax law, which resulted in a one-time release of a previously recorded valuation allowance against our state deferred tax assets.

Segment Information

See Note 27 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Sales	$882.7	$152.3	$730.4	$7.6	$722.8
Franchise royalty revenue	424.0	16.7	407.3	34.1	373.2
Franchise fees	63.0	(1.2)	64.2	42.1	22.1
Advertising fund revenue	380.5	14.9	365.6	52.3	313.3
Total revenues	$1,750.2	$182.7	$1,567.5	$136.1	$1,431.4
Segment profit	$480.5	$30.4	$450.1	$56.8	$393.3

The increase in Wendy’s U.S. revenues during 2022 was primarily due to (1) the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021 and (2) an increase in same-restaurant sales. These increases were partially offset by the sale of 47 Company-operated restaurants in New York during the second quarter of 2021. Same-restaurant sales increased during 2022 primarily due to higher average check, partially offset by a decrease in customer count.

The increase in Wendy’s U.S. segment profit during 2022 was primarily due to (1) higher revenues and (2) a decrease in the Company’s funding of incremental advertising. These increases were partially offset by higher cost of sales, as a percent of sales for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales” (excluding the impact of the U.K. market).

Wendy’s International

	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Sales	$13.9	$10.2	$3.7	$3.7	$—
Franchise royalty revenue	61.5	8.1	53.4	10.1	43.3
Franchise fees	5.6	0.2	5.4	3.4	2.0
Advertising fund revenue	25.7	1.8	23.9	3.6	20.3
Total revenues	$106.7	$20.3	$86.4	$20.8	$65.6
Segment profit	$30.4	$3.0	$27.4	$7.3	$20.1

The increase in Wendy’s International revenues during 2022 was primarily due to (1) the opening of Company-operated restaurants in the U.K. beginning in the second quarter of 2021 and (2) an increase in franchise same-restaurant sales. Franchise same-restaurant sales increased during 2022 due to (1) an increase in customer count and (2) higher average check.

The increase in Wendy’s International segment profit during 2022 was primarily due to higher revenues. This increase was partially offset by (1) higher advertising fund expense, reflecting the Company’s funding of incremental advertising to support the launch of breakfast in Canada in May 2022, and (2) the Company’s investments to support the entry into the U.K. market.

Global Real Estate & Development

	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Franchise fees	$4.1	$(2.3)	$6.4	$2.2	$4.2
Franchise rental income	234.5	(2.2)	236.7	4.1	232.6
Total revenues	$238.6	$(4.5)	$243.1	$6.3	$236.8
Segment profit	$108.7	$2.6	$106.1	$5.4	$100.7

The decrease in Global Real Estate & Development revenues during 2022 was primarily due to (1) the accelerated recognition of franchise agreement revenue in the prior year as a result of franchisee-to-franchisee restaurant transfers and (2) lower franchise rental income. See “Franchise Rental Income” above for further information.

The increase in Global Real Estate & Development segment profit during 2022 was primarily due to a decrease in franchise rental expense, partially offset by lower revenues. See “Franchise Rental Expense” above for further information.

Consolidated Outlook for 2023

Sales

We expect sales at our Company-operated restaurants to be favorably impacted primarily by (1) a net increase in the number of Company-operated restaurants, (2) continued growth of our breakfast daypart, (3) our “Fast Food Done Right” strategy, which includes continuing core menu improvements, product innovation and strategic price increases on our menu items to partially offset commodity and labor inflation pressures, (4) focused execution of operational excellence and (5) continued growth of our digital business.

Franchise Royalty Revenue and Fees

We expect sales at franchised restaurants to generally benefit from many of the factors described above under “Sales.” In addition, we expect franchise royalty revenue and fees to be favorably impacted by (1) a net increase in the number of franchise restaurants in operation due to net new restaurant development and (2) a full year of operating in the breakfast daypart across the Canadian system after the launch of breakfast in Canada in May 2022.

Cost of Sales

We expect cost of sales, as a percent of sales to be favorably impacted by many of the same factors described above under “Sales,” and to also benefit from productivity initiatives. We expect cost of sales, as a percent of sales to be negatively impacted by (1) an increase in commodity costs and (2) higher restaurant labor rates.

General and Administrative

We expect general and administrative expenses to be relatively flat, despite elevated inflationary pressures, primarily as a result of the Company’s organizational redesign. See “Executive Overview” above for further information regarding expected costs to be incurred under the plan.

Reorganization and Realignment Costs

We expect reorganization and realignment costs to be elevated as a result of the Company’s organizational redesign announced in January 2023. See “Executive Overview” above for further information regarding expected costs to be incurred under the plan.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Our principal uses of cash are operating expenses, capital expenditures, repurchases of common stock, dividends to stockholders and repurchases of debt.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	2022		2021		2020
	Amount	Change	Amount	Change	Amount
Net cash provided by (used in):
Operating activities	$259.9	$(85.9)	$345.8	$61.4	$284.4
Investing activities	(77.8)	76.9	(154.7)	(86.4)	(68.3)
Financing activities	288.7	531.4	(242.7)	(84.8)	(157.9)
Effect of exchange rate changes on cash	(6.0)	(6.3)	0.3	(1.0)	1.3
Net increase (decrease) in cash, cash equivalents and restricted cash	$464.8	$516.1	$(51.3)	$(110.8)	$59.5

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $259.9 million and $345.8 million in 2022 and 2021, respectively. The change was primarily due to (1) the timing of payments for marketing expenses of the national advertising funds, (2) an increase in payments for incentive compensation for the 2021 fiscal year paid in 2022 and (3) cash paid for cloud computing arrangements, primarily related to the Company’s ERP system implementation.

Investing Activities

Cash used in investing activities was $77.8 million and $154.7 million in 2022 and 2021, respectively. The change was primarily due to (1) a decrease in payments for acquisitions of $123.1 million, reflecting the impact of the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021 and (2) a payment for an investment in equity securities of $10.0 million during 2021. These changes were partially offset by (1) a decrease in proceeds from dispositions of $46.9 million, reflecting the sale of 47 Company-operated restaurants in New York during the second quarter of 2021 and (2) an increase in capital expenditures of $7.6 million.

Financing Activities

Cash provided by (used in) financing activities was $288.7 million and $(242.7) million in 2022 and 2021, respectively. The change was primarily due to (1) a net increase in cash provided by long-term debt activities of $354.2 million, reflecting the respective impacts of the completion of the Company’s debt financing transaction during the first quarter of 2022 and the Company’s debt refinancing transaction during the second quarter of 2021, and (2) a decrease in the repurchases of common stock of $216.6 million. These changes were partially offset by (1) a decrease in proceeds from stock option exercises, net of payments related to tax withholding for share-based compensation, of $23.8 million and (2) an increase in dividends of $11.9 million.

Material Cash Requirements

Our anticipated cash requirements for 2023, exclusive of operating cash flow requirements, consist principally of:

•capital expenditures of approximately $75.0 million to $85.0 million as discussed below in “Capital Expenditures;”

•quarterly cash dividends aggregating approximately $212.6 million as discussed below in “Dividends;”

•stock repurchases under the Company’s January 2023 Authorization as discussed below in “Stock Repurchases;” and

•debt repurchases of up to $75.0 million as discussed below in “Long-Term Debt, Including Current Portion.”

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

Capital Expenditures

In 2022, cash capital expenditures amounted to $85.5 million. In 2023, we expect that cash capital expenditures will amount to approximately $75.0 million to $85.0 million, principally relating to (1) technology investments, including consumer-facing digital technology, (2) the opening of new Company-operated restaurants and the reimaging of existing Company-operated restaurants, (3) restaurant equipment investments, (4) maintenance capital expenditures for Company-operated restaurants and (5) various other capital projects.

In addition to the capital expenditures noted above, the Company’s cash expenditures related to cloud computing arrangements (“CCA”) amounted to $30.2 million during 2022, primarily related to the Company’s ERP system implementation. In 2023, we expect to spend approximately $25.0 million on CCA, primarily related to the Company’s human capital management system implementation. See Note 1 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information related to our accounting policy for CCA.

Dividends

On March 15, 2022, June 15, 2022, September 15, 2022 and December 15, 2022, the Company paid quarterly cash dividends per share of $.125, aggregating $106.8 million. On January 13, 2023, the Company announced a dividend of $.25 per share to be paid on March 15, 2023 to stockholders of record as of March 1, 2023. If the Company pays regular quarterly cash dividends for the remainder of 2023 at the same rate as declared in the first quarter of 2023, the Company’s total cash requirement for dividends for all of 2023 would be approximately $212.6 million based on the number of shares of its common stock outstanding at February 21, 2023. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In February 2022, our Board of Directors authorized a repurchase program for up to $100.0 million of our common stock through February 28, 2023, when and if market conditions warranted and to the extent legally permissible (the “February 2022 Authorization”). On April 1, 2022, the Company’s Board of Directors approved an increase of $150.0 million to the February 2022 Authorization, resulting in an aggregate authorization of $250.0 million that was set to expire on February 28, 2023. During 2022, the Company repurchased 2.8 million shares under the February 2022 Authorization with an aggregate purchase price of $51.9 million, excluding commissions. As of January 1, 2023, the Company had $198.1 million of availability remaining under the February 2022 Authorization. In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). In connection with the January 2023 Authorization, the remaining portion of the February 2022 Authorization was canceled. Subsequent to January 1, 2023 through February 21, 2023, the Company repurchased 0.6 million shares under the January 2023 Authorization with an aggregate purchase price of $12.9 million, excluding commissions.

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

Long-Term Debt, Including Current Portion

As of January 1, 2023, the Company’s long-term debt obligations totaled $2,851.4 million, including $29.3 million payable within 12 months. In addition, the Company is party to a revolving financing facility of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”), which allows for the drawing of up to $300.0 million on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Class A-1 Notes during 2022.

Subsequent to January 1, 2023, Wendy’s repurchased $25.0 million in principal of its 7% debentures at par value.

We may from time to time seek to repurchase additional portions of our outstanding long-term debt, including our 7% debentures and/or our senior secured notes, through open market purchases, privately negotiated transactions or otherwise. In February 2023, our Board of Directors authorized additional debt repurchases of up to $50.0 million through February 28, 2024, resulting in total debt repurchases of up to $75.0 million in 2023. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Whether or not to repurchase any debt and the size and timing of any such repurchases will be determined at our discretion.

See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information related to our long-term debt obligations and the timing of expected payments.

Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment. As of January 1, 2023, the Company’s future minimum rental payments for non-cancelable leases were $2,159.5 million, including $148.5 million payable within 12 months. See Note 20 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information related to our finance and operating lease obligations and the timing of expected payments.

Purchase Obligations

The Company’s purchase obligations include payment obligations to a third-party global IT consultant, purchase requirements under a beverage agreement and other obligations related primarily to marketing and information technology. As of January 1, 2023, the Company’s purchase obligations were $252.9 million, including $117.4 million payable within 12 months.

Guarantees and Other Contingencies

Year End
2022
Lease guarantees (a)	$102.6
Letters of credit (b)	28.6
Total	$131.2
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

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during 2022, and we expect this to continue into 2023. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases and product mix. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

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

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

•Impairment of goodwill and indefinite-lived intangible assets:

Our goodwill totaled $773.1 million as of January 1, 2023, of which $620.6 million, $30.0 million and $122.5 million was allocated to our U.S. Company-operated and franchise restaurants reporting unit, Canada franchise restaurants reporting unit and global real estate and development operations reporting unit, respectively.

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

For the annual goodwill impairment test in the fourth quarter of 2022, we elected to perform a qualitative assessment for the U.S. Company-operated and franchise restaurants and the Canada franchise restaurants, and we performed a quantitative goodwill impairment test for the global real estate and development operations. The qualitative assessment indicated the fair value of our U.S. Company-operated and franchise restaurants and our Canada franchise restaurants reporting units was more likely than not greater than the carrying amount. Our quantitative goodwill impairment test for our global real estate and development operations indicated that there had been no impairment and the fair value of this reporting unit of approximately $1,400.0 million was approximately 21% in excess of its carrying value.

Our indefinite-lived intangible assets represent trademarks and totaled $903.0 million as of January 1, 2023. We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Our annual impairment test may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. Our quantitative process includes comparing the carrying value to the fair value of our indefinite-lived intangible assets, with any excess recognized as an impairment loss. Our critical estimates in the determination of the fair value of our indefinite-lived intangible assets include the anticipated future revenues of Company-operated and franchised restaurants and the resulting cash flows.

For the annual impairment test of our indefinite-lived intangible assets in the fourth quarter of 2022, we elected to perform a qualitative assessment. The qualitative assessment indicated the fair value of our indefinite-lived intangible assets was more likely than not greater than the carrying amount.

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

•Impairment of long-lived assets:

As of January 1, 2023, the total net carrying value of our long-lived tangible and definite-lived intangible assets was $2,230.6 million. Our long-lived assets include (1) properties and related definite-lived intangible assets (e.g., favorable leases) that are leased and/or subleased to franchisees, (2) Company-operated restaurant assets and related definite-lived intangible assets, which include reacquired rights under franchise agreements, and (3) finance and operating lease assets.

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

Net operating loss and credit carryforwards are subject to various limitations and carryforward periods. As of January 1, 2023, we have foreign tax credits of $18.2 million and state tax credits of $0.4 million. The foreign tax credits begin to expire in 2027 and the state tax credits begin to expire in 2023. In addition, as of January 1, 2023, we have deferred tax assets for foreign net operating loss carryforwards of $3.5 million and state and local net operating loss carryforwards of $35.9 million that will begin to expire in 2023. We believe it is more likely than not that the benefit from certain net operating loss carryforwards and tax credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $35.7 million.

•Income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. We have unrecognized tax benefits of $17.4 million, which if resolved favorably would reduce our tax expense by $13.7 million as of January 1, 2023.

We accrue interest related to uncertain tax positions in “Interest expense, net.” As of January 1, 2023, we had $0.9 million accrued for interest.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our U.S. federal income tax returns for fiscal years 2009 through 2020 have been settled. The statute of limitations for the Company’s state tax returns vary, but generally the Company’s state income tax returns from its 2018 fiscal year forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policies prohibit the use of derivative instruments for trading purposes, and we had no outstanding derivative instruments as of January 1, 2023.

Our long-term debt, including the current portion, aggregated $2,895.8 million as of January 1, 2023 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company could be exposed to interest rate increases under its Class A-1 Notes and other lines of credit; however, the Company had no outstanding borrowings under the Class A-1 Notes or its other lines of credit as of January 1, 2023. See Note 12 of the Financial Statements and Supplementary Data contained in Item 8 herein for further information on the Company’s debt structure and its securitized financing facility.

In addition, certain of the Company’s loan documents determine interest based on LIBOR, and we currently intend to renegotiate such loan documents prior to LIBOR being discontinued. At this time, we cannot predict what alternative index would be negotiated with our lenders or the resulting impact on our interest expense.

Commodity Price Risk

Commodity price increases directly impacted our consolidated results of operations during 2022, and we expect this to continue into 2023. We purchase certain food products, such as beef, chicken, pork, cheese and grains, that are affected by changes in commodity prices and, as a result, we are subject to variability in our food costs. QSCC, our independent supply chain purchasing co-op, negotiates contracts with approved suppliers on behalf of the Wendy’s system in the U.S. and Canada to ensure favorable pricing for its major food products, as well as maintain an adequate supply of fresh food products. While price volatility can occur, which would impact profit margins, the purchasing contracts seek to limit the variability of these commodity costs without establishing any firm purchase commitments by us or our franchisees. In addition, we believe that alternative suppliers are generally available. Our ability to recover increased commodity costs through higher pricing is, at times, limited by the competitive environment in which we operate.

Foreign Currency Risk

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We have exposure related to our investment in a Canadian subsidiary which is subject to foreign currency fluctuations. The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars. Revenues from our Canadian operations for the year ended January 1, 2023 represented approximately 5% of our total revenues. An immediate 10% change in Canadian dollar exchange rates versus the U.S. dollar from their levels at January 1, 2023 would not have a material effect on our consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

THE WENDY’S COMPANY AND SUBSIDIARIES

Defined Term	Footnote Where Defined
2010 Plan	(16)	Share-Based Compensation
2019-1 Class A-1 Notes	(12)	Long-Term Debt
2019 ASR Agreement	(15)	Stockholders’ Equity
2020-1 Class A-1 Notes	(12)	Long-Term Debt
2020 Plan	(16)	Share-Based Compensation
2021-1 Class A-1 Notes	(12)	Long-Term Debt
2021 ASR Agreement	(15)	Stockholders’ Equity
2022-1 Class A-2 Notes	(12)	Long-Term Debt
401(k) Plan	(19)	Retirement Benefit Plans
Advertising Funds	(1)	Summary of Significant Accounting Policies
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Brazil JV	(1)	Summary of Significant Accounting Policies
CAP	(14)	Income Taxes
Class A-2 Notes	(12)	Long-Term Debt
CCA	(1)	Summary of Significant Accounting Policies
Company	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
EBITDA	(27)	Segment Information
Equity Plans	(1)	Summary of Significant Accounting Policies
FASB	(1)	Summary of Significant Accounting Policies
February 2019 Authorization	(15)	Stockholders’ Equity
February 2020 Authorization	(15)	Stockholders’ Equity
February 2022 Authorization	(15)	Stockholders’ Equity
Fountain Beverages	(22)	Guarantees and Other Commitments and Contingencies
Franchise Flip	(1)	Summary of Significant Accounting Policies
FRG	(3)	Acquisitions
G&A	(5)	Reorganization and Realignment Costs
G&A Realignment Plan	(5)	Reorganization and Realignment Costs
GAAP	(1)	Summary of Significant Accounting Policies
Groundbreaker	(22)	Guarantees and Other Commitments and Contingencies
Indenture	(12)	Long-Term Debt
IRS	(14)	Income Taxes
IT	(5)	Reorganization and Realignment Costs
IT Realignment Plan	(5)	Reorganization and Realignment Costs
January 2023 Authorization	(15)	Stockholders’ Equity
LIBOR	(1)	Summary of Significant Accounting Policies
Master Issuer	(12)	Long-Term Debt
NPC	(3)	Acquisitions
Operations and Field Realignment Plan	(5)	Reorganization and Realignment Costs
Pacesetter	(22)	Guarantees and Other Commitments and Contingencies
QSCC	(23)	Transactions with Related Parties
Rent Holiday	(1)	Summary of Significant Accounting Policies
Restricted Shares	(16)	Share-Based Compensation
ROU	(1)	Summary of Significant Accounting Policies
RSAs	(1)	Summary of Significant Accounting Policies
RSUs	(1)	Summary of Significant Accounting Policies
Securitization Entities	(12)	Long-Term Debt
Senior Notes	(12)	Long-Term Debt

Defined Term	Footnote Where Defined
SERP	(19)	Retirement Benefit Plans
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Target	(16)	Share-Based Compensation
The Wendy’s Company	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
U.S.	(1)	Summary of Significant Accounting Policies
VIE	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies
Wendy’s Co-op	(23)	Transactions with Related Parties
Wendy’s Funding	(12)	Long-Term Debt
Wendy’s Merger	(8)	Investments
Wendy’s Restaurants	(1)	Summary of Significant Accounting Policies
Yellow Cab	(23)	Transactions with Related Parties

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Wendy’s Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Wendy’s Company and subsidiaries (the “Company”) as of January 1, 2023 and January 2, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended January 1, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 1, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

The Company used both an income approach and a market approach to estimate fair value of the global real estate and development operations reporting unit. The income approach requires management to make significant estimates and assumptions including future sales growth, operating profit, terminal value growth rate and the weighted average cost of capital (discount rate). The market approach requires use of market price data of guideline public companies to estimate the fair value of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $773.1 million as of January 1, 2023, of which $122.5 million was allocated to the global real estate and development operations reporting unit. The fair value of the global real estate and development operations reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified the Company’s income approach in the impairment evaluation of goodwill for the global real estate and development operations reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of this reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions, particularly related to future sales growth, operating profit, terminal value growth rate and the selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimates of future sales growth, operating profit and discount rate used by management to estimate the fair value of the global real estate and development operations reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the global real estate and development operations reporting unit, such as controls related to management’s forecasts of future sales growth, operating profit, terminal value growth rate and selection of the discount rate.
•We evaluated management’s ability to accurately forecast future sales growth and operating profit by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s sales and operating profit forecasts by comparing the forecasts to (1) historical sales and operating profit and (2) internal communications to management and the Board of Directors. We also considered the impact of changes in management’s forecasts from the annual measurement date in the fourth quarter to January 1, 2023.
•With the assistance of our fair value specialists, we evaluated the terminal value growth rate and the discount rate, including testing the underlying source information and the mathematical accuracy of the calculation, and by developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Columbus, Ohio
March 1, 2023

We have served as the Company’s auditor since 1994.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	January 1, 2023	January 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$745,889	$249,438
Restricted cash	35,203	27,535
Accounts and notes receivable, net	116,426	119,540
Inventories	7,129	5,934
Prepaid expenses and other current assets	26,963	30,584
Advertising funds restricted assets	126,673	159,818
Total current assets	1,058,283	592,849
Properties	895,778	906,867
Finance lease assets	234,570	244,279
Operating lease assets	754,498	812,620
Goodwill	773,088	775,278
Other intangible assets	1,248,800	1,280,791
Investments	46,028	49,870
Net investment in sales-type and direct financing leases	317,337	299,707
Other assets	170,962	139,130
Total assets	$5,499,344	$5,101,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,250	$24,250
Current portion of finance lease liabilities	18,316	15,513
Current portion of operating lease liabilities	48,120	47,315
Accounts payable	43,996	41,163
Accrued expenses and other current liabilities	116,010	140,783
Advertising funds restricted liabilities	132,307	157,901
Total current liabilities	387,999	426,925
Long-term debt	2,822,196	2,356,416
Long-term finance lease liabilities	571,877	559,587
Long-term operating lease liabilities	792,051	853,328
Deferred income taxes	270,421	267,710
Deferred franchise fees	90,231	88,102
Other liabilities	98,849	112,918
Total liabilities	5,033,624	4,664,986
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 213,101 and 215,849 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,937,885	2,898,633
Retained earnings	414,749	344,198
Common stock held in treasury, at cost; 257,323 and 254,575 shares, respectively	(2,869,780)	(2,805,268)
Accumulated other comprehensive loss	(64,176)	(48,200)
Total stockholders’ equity	465,720	436,405
Total liabilities and stockholders’ equity	$5,499,344	$5,101,391

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Revenues:
Sales	$896,585	$734,074	$722,764
Franchise royalty revenue and fees	558,235	536,748	444,749
Franchise rental income	234,465	236,655	232,648
Advertising funds revenue	406,220	389,521	333,664
	2,095,505	1,896,998	1,733,825
Costs and expenses:
Cost of sales	773,169	611,680	614,907
Franchise support and other costs	46,736	42,900	26,464
Franchise rental expense	124,083	132,411	125,613
Advertising funds expense	430,760	411,751	345,360
General and administrative	254,979	242,970	206,876
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	133,414	125,540	132,775
Amortization of cloud computing arrangements	2,394	—	—
System optimization gains, net	(6,779)	(33,545)	(3,148)
Reorganization and realignment costs	698	8,548	16,030
Impairment of long-lived assets	6,420	2,251	8,037
Other operating income, net	(23,683)	(14,468)	(8,397)
	1,742,191	1,530,038	1,464,517
Operating profit	353,314	366,960	269,308
Interest expense, net	(122,319)	(109,185)	(117,737)
Loss on early extinguishment of debt	—	(17,917)	—
Investment income (loss), net	2,107	39	(225)
Other income, net	10,403	681	1,449
Income before income taxes	243,505	240,578	152,795
Provision for income taxes	(66,135)	(40,186)	(34,963)
Net income	$177,370	$200,392	$117,832

Net income per share:
Basic	$.83	$.91	$.53
Diluted	.82	.89	.52

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021

Net income	$177,370	$200,392	$117,832
Other comprehensive (loss) income:
Foreign currency translation adjustment	(15,976)	1,441	4,187
Other comprehensive (loss) income	(15,976)	1,441	4,187
Comprehensive income	$161,394	$201,833	$122,019

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

Balance at December 29, 2019	$47,042	$2,874,001	$185,725	$(2,536,581)	$(53,828)	$516,359
Net income	—	—	117,832	—	—	117,832
Other comprehensive income, net	—	—	—	—	4,187	4,187
Cash dividends	—	—	(64,866)	—	—	(64,866)
Repurchases of common stock, including accelerated share repurchase	—	15,000	—	(76,095)	—	(61,095)
Share-based compensation	—	18,930	—	—	—	18,930
Common stock issued upon exercises of stock options	—	(912)	—	24,263	—	23,351
Common stock issued upon vesting of restricted shares	—	(7,889)	—	2,500	—	(5,389)
Other	—	146	(17)	158	—	287
Balance at January 3, 2021	47,042	2,899,276	238,674	(2,585,755)	(49,641)	549,596
Net income	—	—	200,392	—	—	200,392
Other comprehensive income, net	—	—	—	—	1,441	1,441
Cash dividends	—	—	(94,846)	—	—	(94,846)
Repurchases of common stock, including accelerated share repurchase	—	(18,750)	—	(249,058)	—	(267,808)
Share-based compensation	—	22,019	—	—	—	22,019
Common stock issued upon exercises of stock options	—	1,911	—	27,139	—	29,050
Common stock issued upon vesting of restricted shares	—	(6,023)	—	2,285	—	(3,738)
Other	—	200	(22)	121	—	299
Balance at January 2, 2022	47,042	2,898,633	344,198	(2,805,268)	(48,200)	436,405
Net income	—	—	177,370	—	—	177,370
Other comprehensive loss, net	—	—	—	—	(15,976)	(15,976)
Cash dividends	—	—	(106,779)	—	—	(106,779)
Repurchases of common stock, including accelerated share repurchase	—	18,750	—	(70,700)	—	(51,950)
Share-based compensation	—	24,538	—	—	—	24,538
Common stock issued upon exercises of stock options	—	1,117	—	3,461	—	4,578
Common stock issued upon vesting of restricted shares	—	(5,363)	—	2,482	—	(2,881)
Other	—	210	(40)	245	—	415
Balance at January 1, 2023	$47,042	$2,937,885	$414,749	$(2,869,780)	$(64,176)	$465,720

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Cash flows from operating activities:
Net income	$177,370	$200,392	$117,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	133,414	125,540	132,775
Amortization of cloud computing arrangements	2,394	—	—
Share-based compensation	24,538	22,019	18,930
Impairment of long-lived assets	6,420	2,251	8,037
Deferred income tax	4,305	(13,781)	10,266
Non-cash rental expense, net	33,915	40,596	28,937
Change in operating lease liabilities	(45,682)	(45,606)	(40,905)
Net (recognition) receipt of deferred vendor incentives	(1,060)	715	2,495
System optimization gains, net	(6,779)	(33,545)	(3,148)
Gain on sale of investments, net	—	(63)	—
Distributions received from TimWen joint venture	12,612	16,337	8,376
Equity in earnings in joint ventures, net	(9,422)	(11,203)	(6,096)
Long-term debt-related activities, net (see Note 21)	7,762	24,758	6,723
Cloud computing arrangements expenditures	(30,220)	(14,086)	—
Other, net	(4,554)	844	(6,438)
Changes in operating assets and liabilities:
Accounts and notes receivable, net	(5,857)	(5,613)	(16,243)
Inventories	(1,203)	(872)	(841)
Prepaid expenses and other current assets	6,769	(3,396)	(8,780)
Advertising funds restricted assets and liabilities	(30,503)	11,519	49,052
Accounts payable	(1,533)	7,586	1,620
Accrued expenses and other current liabilities	(12,782)	21,380	(18,231)
Net cash provided by operating activities	259,904	345,772	284,361
Cash flows from investing activities:
Capital expenditures	(85,544)	(77,984)	(68,969)
Franchise development fund	(3,605)	—	—
Acquisitions	—	(123,069)	(4,879)
Dispositions	8,237	55,118	6,091
Proceeds from sale of investments	—	63	169
Notes receivable, net	3,136	1,203	(662)
Payments for investments	—	(10,000)	—
Net cash used in investing activities	(77,776)	(154,669)	(68,250)
Cash flows from financing activities:
Proceeds from long-term debt	500,000	1,100,000	153,315
Repayments of long-term debt	(26,750)	(970,344)	(191,462)
Repayments of finance lease liabilities	(17,312)	(13,640)	(8,383)
Deferred financing costs	(10,232)	(20,873)	(2,122)
Repurchases of common stock, including accelerated share repurchase	(51,950)	(268,531)	(62,173)
Dividends	(106,779)	(94,846)	(64,866)
Proceeds from stock option exercises	4,865	30,003	23,361
Payments related to tax withholding for share-based compensation	(3,168)	(4,511)	(5,577)
Net cash provided by (used in) financing activities	288,674	(242,742)	(157,907)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	470,802	(51,639)	58,204
Effect of exchange rate changes on cash	(5,967)	364	1,330
Net increase (decrease) in cash, cash equivalents and restricted cash	464,835	(51,275)	59,534
Cash, cash equivalents and restricted cash at beginning of period	366,966	418,241	358,707
Cash, cash equivalents and restricted cash at end of period	$831,801	$366,966	$418,241
See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

Corporate Structure

The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s franchises and operates Wendy’s quick-service restaurants specializing in hamburger sandwiches throughout the United States of America (“U.S.”) and in 31 foreign countries and U.S. territories. At January 1, 2023, Wendy’s operated and franchised 415 and 6,680 restaurants, respectively.

The Company manages and internally reports its business in the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. See Note 27 for further information.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ materially from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19 pandemic and other factors.

Reclassifications

Beginning in 2022, the Company has reclassified payments for cloud computing arrangements in the consolidated statements of cash flows to “Cloud computing arrangements expenditures,” which were previously recorded to “Other, net.” The prior period amounts in the consolidated statement of cash flows for 2021 reflect the reclassification of these cash flows to conform to the current year presentation. There was no impact to “Net cash provided by operating activities.” No payments for cloud computing arrangements were made by the Company in 2020.

The following table illustrates the reclassifications made to the consolidated statement of cash flows for 2021:

	As Previously Reported	Reclassifications	As Currently Reported
Cloud computing arrangements expenditures	$—	$(14,086)	$(14,086)
Other, net	(13,242)	14,086	844

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended January 1, 2023” or “2022,” which consisted of 52 weeks, (2) “the year ended January 2, 2022” or “2021,” which consisted of 52 weeks, and (3) “the year ended January 3, 2021” or “2020,” which consisted of 53 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

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

Cloud Computing Arrangements (“CCA”)

The Company capitalizes implementation costs associated with its CCA consistent with costs capitalized for internal-use software. Capitalized CCA implementation costs are included in “Prepaid expenses and other current assets” and “Other assets.” The CCA implementation costs are amortized over the term of the related hosting agreement, including renewal periods that are reasonably certain to be exercised. Amortization expense of CCA implementation costs is recorded to “Amortization of cloud computing arrangements.” The CCA implementation costs are included within operating activities in the Company’s consolidated statements of cash flows. See “Reclassifications” above for further information.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Other Intangible Assets

Definite-lived intangible assets are amortized on a straight-line basis using the following estimated useful lives of the related classes of intangibles: for favorable leases, the terms of the respective leases, including periods covered by renewal options that the Company as lessor is reasonably certain the tenant will exercise; one to five years for computer software; two to 20 years for reacquired rights under franchise agreements; and 20 years for franchise agreements. Trademarks have an indefinite life and are not amortized.

The Company reviews definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. Indefinite-lived intangible assets are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Our annual impairment test for indefinite-lived intangible assets may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. If the Company determines that impairment of its intangible assets may exist, the amount of impairment loss is measured as the excess of carrying value over fair value. Our critical estimates in the determination of the fair value of indefinite-lived intangible assets include the anticipated future revenues of Company-operated and franchised restaurants and the resulting cash flows.

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

Finance Leases

Lease cost for finance leases where the Company is the lessee includes the amortization of the ROU asset, which is amortized on a straight-line basis and recorded to “Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below),” and interest expense on the finance lease liability, which is calculated using the interest method and recorded to “Interest expense, net.” Finance lease ROU assets are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company is reasonably certain of exercising.

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

Concentration of Risk

Wendy’s had no customers which accounted for 10% or more of consolidated revenues in 2022, 2021 or 2020. As of January 1, 2023, Wendy’s had one main in-line distributor of food, packaging and beverage products, excluding breads, that serviced approximately 67% of Wendy’s restaurants in the U.S. and four additional in-line distributors that, in the aggregate, serviced approximately 32% of Wendy’s restaurants in the U.S. We believe that our vulnerability to risk concentrations related to significant vendors and sources of our raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our main in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

Wendy’s restaurants are principally located throughout the U.S. and to a lesser extent, in 31 foreign countries and U.S. territories, with the largest number in Canada. Wendy’s U.S. restaurants are located in 50 states and the District of Columbia,

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
with the largest number in Florida, Texas, Ohio, Georgia, California, North Carolina, Pennsylvania and Michigan. Because our restaurant operations are generally located throughout the U.S. and to a much lesser extent, Canada and other foreign countries and U.S. territories, we believe the risk of geographic concentration is not significant. We could be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, chicken, french fries or other products we sell or the effects of food safety events or disease outbreaks. Our exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. However, our exposure to Canadian dollar foreign currency risk is mitigated by the fact that there are no Company-operated restaurants in Canada and less than 10% of Wendy’s franchised restaurants are in Canada.

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

Reference Rate Reform

In March 2020, the FASB issued guidance to provide temporary optional expedients and exceptions to current reference rate reform guidance to ease the financial reporting burdens related to the expected market transition from the London interbank offered rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance, as amended, was effective upon issuance and may be applied prospectively to applicable contract modifications through December 31, 2024. We are currently evaluating the impact of the transition from LIBOR to alternative reference rates but do not anticipate the adoption of this guidance to have a material impact on our consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(2) Revenue

Nature of Goods and Services

The Company generates revenues from sales at Company-operated restaurants and earns royalties, fees and rental income from franchised restaurants. Revenues are recognized upon delivery of food to the customer at Company-operated restaurants or upon the fulfillment of terms outlined in the franchise agreement for franchised restaurants. The franchise agreement provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The franchise agreement generally provides for a 20-year term and a 10-year renewal subject to certain conditions. The initial term may be extended up to 25 years and the renewal extended up to 20 years for qualifying restaurants under certain new restaurant development and reimaging programs.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Disaggregation of Revenue

The following tables disaggregate revenue by segment and source for 2022, 2021 and 2020:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
2022
Sales at Company-operated restaurants	$882,684	$13,901	$—	$896,585
Franchise royalty revenue	423,955	61,533	—	485,488
Franchise fees	63,112	5,542	4,093	72,747
Franchise rental income	—	—	234,465	234,465
Advertising funds revenue	380,491	25,729	—	406,220
Total revenues	$1,750,242	$106,705	$238,558	$2,095,505

2021
Sales at Company-operated restaurants	$730,415	$3,659	$—	$734,074
Franchise royalty revenue	407,317	53,392	—	460,709
Franchise fees	64,170	5,391	6,478	76,039
Franchise rental income	—	—	236,655	236,655
Advertising funds revenue	365,594	23,927	—	389,521
Total revenues	$1,567,496	$86,369	$243,133	$1,896,998

2020
Sales at Company-operated restaurants	$722,764	$—	$—	$722,764
Franchise royalty revenue	373,162	43,346	—	416,508
Franchise fees	22,126	1,962	4,153	28,241
Franchise rental income	—	—	232,648	232,648
Advertising funds revenue	313,330	20,334	—	333,664
Total revenues	$1,431,382	$65,642	$236,801	$1,733,825

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	Year End
	January 1, 2023 (a)	January 2, 2022 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$54,497	$49,168
Receivables, which are included in “Advertising funds restricted assets”	70,422	65,497
Deferred franchise fees (c)	99,208	97,186
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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $8,977 and $90,231, respectively, as of January 1, 2023, and $9,084 and $88,102, respectively, as of January 2, 2022.

Significant changes in deferred franchise fees are as follows:

	Year Ended
	2022	2021	2020
Deferred franchise fees at beginning of period	$97,186	$97,785	$100,689
Revenue recognized during the period	(11,567)	(19,838)	(8,955)
New deferrals due to cash received and other	13,589	19,239	6,051
Deferred franchise fees at end of period	$99,208	$97,186	$97,785

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2023	$8,977
2024	5,835
2025	5,669
2026	5,559
2027	5,482
Thereafter	67,686
$99,208

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(3) Acquisitions

During 2021, the Company acquired 93 restaurants from a franchisee. The Company completed no significant acquisitions of restaurants from franchisees during 2022 or 2020. The Company did not incur any material acquisition-related costs associated with the acquisition in 2021 and such transaction was not significant to our consolidated financial statements. The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for restaurants acquired from a franchisee:

Year Ended
2021 (a)
Restaurants acquired from franchisee (b)	93

Total consideration paid, net of cash received	$127,948
Identifiable assets acquired and liabilities assumed:
Properties	21,984
Acquired franchise rights	81,239
Finance lease assets	25,547
Operating lease assets	44,282
Finance lease liabilities	(25,059)
Operating lease liabilities	(43,478)
Other	(9)
Total identifiable net assets	104,506
Goodwill	$23,442
_______________

(a)The fair values of assets acquired and liabilities assumed related to restaurants acquired in 2021 were provisional amounts as of January 2, 2022, pending final purchase accounting adjustments. The Company finalized the purchase price allocation during 2022, which resulted in an increase in cash received of $260.

(b)Included two restaurants under construction and not operating as of January 2, 2022.

NPC Quality Burgers, Inc. (“NPC”)

As previously announced, NPC, formerly the Company’s largest franchisee, filed for chapter 11 bankruptcy in July 2020 and commenced a process to sell all or substantially all of its assets, including its interest in approximately 393 Wendy’s restaurants across eight different markets, pursuant to a court-approved auction process. On November 18, 2020, the Company submitted a consortium bid together with a group of pre-qualified franchisees to acquire NPC’s Wendy’s restaurants. Under the terms of the consortium bid, several existing and new franchisees would have been the ultimate purchasers of seven of the NPC markets, while the Company would have acquired one market. As part of the consortium bid, the Company submitted a deposit of $43,240. The deposit included $38,361 received from the group of prequalified franchisees, which was payable to the franchisees pending resolution of the bankruptcy sale process.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(4) System Optimization Gains, Net

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating Franchise Flips. As of January 1, 2017, the Company achieved its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During 2022, 2021 and 2020, the Company facilitated 79, 34 and 54 Franchise Flips, respectively. Additionally, during 2021, the Company completed the sale of 47 Company-operated restaurants in New York (including Manhattan) to franchisees and, during each of 2022 and 2020, the Company completed the sale of one Company-operated restaurant to a franchisee.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Year Ended
	2022	2021	2020
Number of restaurants sold to franchisees	1	47	1

Proceeds from sales of restaurants (a)	$79	$50,518	$50
Net assets sold (b)	(141)	(16,939)	(34)
Goodwill related to sales of restaurants	—	(4,847)	—
Net unfavorable leases (c)	(360)	(2,939)	—
Gain on sales-type leases	—	7,156	—
Other (d)	6	(2,148)	—
	(416)	30,801	16
Post-closing adjustments on sales of restaurants (e) (f)	2,877	1,218	362
Gain on sales of restaurants, net	2,461	32,019	378

Gain on sales of other assets, net (g)	4,318	1,526	2,770
System optimization gains, net	$6,779	$33,545	$3,148
_______________

(a)In addition to the proceeds noted herein, the Company received cash proceeds of $378 and $39 during 2022 and 2021, respectively, related to a note receivable issued in connection with the sale of the Manhattan Company-operated restaurants.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(f)2022, 2021 and 2020 include the recognition of deferred gains of $3,522, $515 and $368, respectively, as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

(g)During 2022, 2021 and 2020, the Company received cash proceeds of $7,780, $4,561 and $6,041, respectively, primarily from the sale of surplus and other properties.

Assets Held for Sale

As of January 1, 2023 and January 2, 2022, the Company had assets held for sale of $1,661 and $3,541, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Year Ended
	2022	2021	2020
Operations and field realignment	$59	$1,758	$3,801
IT realignment	32	(10)	7,288
G&A realignment	(4)	(52)	614
System optimization initiative	611	6,852	4,327
Reorganization and realignment costs	$698	$8,548	$16,030

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

The following is a summary of the activity recorded as a result of the Operations and Field Realignment Plan:

	Year Ended			Total Incurred Since Inception
	2022	2021	2020
Severance and related employee costs	$7	$270	$3,113	$3,390
Third-party and other costs	52	1,488	67	1,607
	59	1,758	3,180	4,997
Share-based compensation (a)	—	—	621	621
Total operations and field realignment	$59	$1,758	$3,801	$5,618
_______________

(a)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the Operations and Field Realignment Plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The tables below present a rollforward of our accruals for the Operations and Field Realignment Plan, which are included in “Accrued expenses and other current liabilities” as of January 2, 2022.

	Balance January 2, 2022	Charges	Payments	Balance January 1, 2023
Severance and related employee costs	$155	$7	$(162)	$—
Third-party and other costs	11	52	(63)	—
	$166	$59	$(225)	$—

	Balance January 3, 2021	Charges	Payments	Balance January 2, 2022
Severance and related employee costs	$2,600	$270	$(2,715)	$155
Third-party and other costs	—	1,488	(1,477)	11
	$2,600	$1,758	$(4,192)	$166

Information Technology (“IT”) Realignment

In December 2019, our Board of Directors approved a plan to realign and reinvest resources in the Company’s IT organization to strengthen its ability to accelerate growth (the “IT Realignment Plan”). The Company has partnered with a third-party global IT consultant on this new structure to leverage their global capabilities, enabling a more seamless integration between its digital and corporate IT assets. The IT Realignment Plan has reduced certain employee compensation and other related costs that the Company has reinvested back into IT to drive additional capabilities and capacity across all of its technology platforms. Additionally, in June 2020, the Company made changes to its leadership structure that included the elimination of the Chief Digital Experience Officer position and the creation of a Chief Information Officer position. During 2020, the Company recognized costs totaling $7,288, which primarily included third-party and other costs and recruitment and relocation costs. The Company does not expect to incur any material additional costs under the IT Realignment Plan.

The following is a summary of the activity recorded as a result of the IT Realignment Plan:

	Year Ended			Total Incurred Since Inception
	2022	2021	2020
Severance and related employee costs (a)	$—	$(165)	$843	$8,226
Recruitment and relocation costs	29	146	1,296	1,471
Third-party and other costs	3	9	5,149	6,547
	32	(10)	7,288	16,244
Share-based compensation (b)	—	—	—	193
Total IT realignment	$32	$(10)	$7,288	$16,437
_______________

(a)2021 includes a reversal of an accrual as a result of a change in estimate.

(b)Primarily represents incremental share-based compensation resulting from the modification of stock options in connection with the termination of employees under the IT realignment plan.

General and Administrative (“G&A”) Realignment

In May 2017, the Company initiated a plan to reduce its G&A expenses (the “G&A Realignment Plan”). No material costs were incurred by the Company under the G&A Realignment Plan during 2022, 2021 and 2020. The Company does not expect to incur any material additional costs under the G&A Realignment Plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. During 2022, the Company recognized costs totaling $611, which were primarily comprised of professional fees and other costs associated with the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021. During 2021, the Company recognized costs totaling $6,852, which were primarily comprised of the write-off of certain lease assets, lease termination fees and transaction fees associated with the NPC bankruptcy sale process, as well as professional fees and transaction fees associated with the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021. During 2020, the Company recognized costs totaling $4,327, which primarily included professional fees related to the NPC bankruptcy sale process. See Note 3 for further information. The Company expects to recognize a gain of approximately $700, primarily related to the write-off of certain NPC-related lease liabilities upon final termination of the leases.

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Year Ended			Total Incurred Since Inception
	2022	2021	2020
Severance and related employee costs	$4	$661	$—	$18,902
Professional fees	395	1,570	4,323	24,072
Other (a)	145	1,765	4	7,763
	544	3,996	4,327	50,737
Accelerated depreciation and amortization (b)	—	—	—	25,398
NPC lease termination costs (c)	67	2,856	—	2,923
Share-based compensation (d)	—	—	—	5,013
Total system optimization initiative	$611	$6,852	$4,327	$84,071
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

The table below presents a rollforward of our accruals for our system optimization initiative.

	Balance January 3, 2021	Charges	Payments	Balance January 2, 2022
Severance and related employee costs	$—	$661	$(661)	$—
Professional fees	1,230	1,570	(2,800)	—
Other	—	1,765	(1,765)	—
	$1,230	$3,996	$(5,226)	$—

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Organizational Redesign

On February 16, 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making. As a result of the redesign, the Company expects to hold its general and administrative expense in 2023 and 2024 relatively flat compared with 2022. The Company expects to incur total costs of approximately $11,000 to $13,000 related to these savings. The total costs expected to be incurred are comprised of (1) severance and related employee costs of approximately $8,000, (2) recruitment and relocation costs of approximately $1,000, (3) third-party and other costs of approximately $1,000 and (4) share-based compensation of approximately $2,000. The Company expects costs to be recognized during 2023 and continue into 2026, with approximately three-fourths to be recognized during 2023.

(6) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Year Ended
	2022	2021	2020
Net income	$177,370	$200,392	$117,832

Common stock:
Weighted average basic shares outstanding	213,766	221,375	223,684
Dilutive effect of stock options and restricted shares	2,073	3,030	4,330
Weighted average diluted shares outstanding	215,839	224,405	228,014

Net income per share:
Basic	$.83	$.91	$.53
Diluted	$.82	$.89	$.52

Basic net income per share for 2022, 2021 and 2020 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 4,443, 2,404 and 2,064 for 2022, 2021 and 2020, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(7) Cash and Receivables

	Year End
	January 1, 2023	January 2, 2022
Cash and cash equivalents
Cash	$185,207	$249,438
Cash equivalents	560,682	—
	745,889	249,438
Restricted cash
Accounts held by trustee for the securitized financing facility	34,850	27,188
Other	353	347
	35,203	27,535
Advertising Funds (a)	50,709	89,993
	85,912	117,528
Total cash, cash equivalents and restricted cash	$831,801	$366,966
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)Included in “Advertising funds restricted assets.”

	Year End
	January 1, 2023			January 2, 2022
	Gross	Allowance for Doubtful Accounts	Net	Gross	Allowance for Doubtful Accounts	Net
Accounts and Notes Receivable, Net
Current
Accounts receivable (a)	$100,270	$(1,707)	$98,563	$104,744	$(3,229)	$101,515
Notes receivable from franchisees (b) (c)	22,503	(4,640)	17,863	23,000	(4,975)	18,025
	$122,773	$(6,347)	$116,426	$127,744	$(8,204)	$119,540
Non-current (d)
Notes receivable from franchisees (c)	$3,888	$—	$3,888	$4,514	$(315)	$4,199
_______________

(a)Includes income tax refund receivables of $3,236 and $11,901 as of January 1, 2023 and January 2, 2022, respectively.

(b)Includes the current portion of sales-type and direct financing lease receivables of $8,263 and $6,266 as of January 1, 2023 and January 2, 2022, respectively. See Note 20 for further information.

Includes a note receivable from a franchisee in Indonesia of $1,153 and $1,795 as of January 1, 2023 and January 2, 2022, respectively.

(c)Includes notes receivable related to the Brazil JV, of which $13,087 and $12,925 are included in current notes receivable and $3,888 and $4,200 are included in non-current notes receivable as of January 1, 2023 and January 2, 2022, respectively. As of both January 1, 2023 and January 2, 2022, the Company had reserves of $4,640 on the loans outstanding related to the Brazil JV. See Note 8 for further information.

As of January 2, 2022, included a note receivable from a franchisee in India, of which $335 was included in current notes receivable and $315 was included in non-current notes receivable. As of January 2, 2022, the Company had reserves of $650 on the loan. During 2022, the Company received a payment of $350 from the franchisee and the remaining note receivable balance and related reserve were written off.

(d)Included in “Other assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following is an analysis of the allowance for doubtful accounts:

	Accounts Receivable	Notes Receivable	Total
2022
Balance at January 2, 2022	$3,229	$5,290	$8,519
Provision for doubtful accounts	(565)	(350)	(915)
Uncollectible accounts written off, net of recoveries	(957)	(300)	(1,257)
Balance at January 1, 2023	$1,707	$4,640	$6,347

2021
Balance at January 3, 2021	$3,739	$5,625	$9,364
Provision for doubtful accounts	(148)	(335)	(483)
Uncollectible accounts written off, net of recoveries	(362)	—	(362)
Balance at January 2, 2022	$3,229	$5,290	$8,519

2020
Balance at December 29, 2019	$3,314	$6,705	$10,019
Provision for doubtful accounts	647	206	853
Uncollectible accounts written off, net of recoveries	(222)	(1,286)	(1,508)
Balance at January 3, 2021	$3,739	$5,625	$9,364

(8) Investments

The following is a summary of the carrying value of our investments:

	Year End
	January 1, 2023	January 2, 2022
Equity method investments	$33,921	$39,870
Other investments in equity securities	12,107	10,000
	$46,028	$49,870

Equity Method Investments

Wendy’s has a 50% share in the TimWen real estate joint venture and a 20% share in the Brazil JV, both of which are accounted for using the equity method of accounting, under which our results of operations include our share of the income (loss) of the investees in “Other operating income, net.”

A wholly-owned subsidiary of Wendy’s entered into the Brazil JV during the second quarter of 2015 for the operation of Wendy’s restaurants in Brazil.  Wendy’s, Starboard International Holdings B.V. and Infinity Holding E Participações Ltda. contributed $1, $2 and $2, respectively, each receiving proportionate equity interests of 20%, 40% and 40%, respectively.  The Company did not receive any distributions and our share of the Brazil JV’s net losses was $417 during 2020. The Brazil JV ceased operations in 2021 and no income or loss was recorded during 2022 and 2021. A wholly-owned subsidiary of Wendy’s has loans outstanding related to the Brazil JV totaling $16,975 and $17,125 as of January 1, 2023 and January 2, 2022, respectively. The loans are denominated in U.S. Dollars, which is also the functional currency of the subsidiary; therefore, there is no exposure to changes in foreign currency rates. The loans bear interest at rates ranging from 3.25% to 6.5% per year. Of the total loans outstanding as of January 1, 2023, $12,775 was due primarily in the fourth quarter of 2020 and $4,200 is due primarily in 2024. As of January 1, 2023 and January 2, 2022, the Company had reserves of $4,640 on the past due loans related to the Brazil JV. The Company is currently pursuing collection of certain of the past due amounts. See Note 7 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The carrying value of our investment in TimWen exceeded our interest in the underlying equity of the joint venture by $16,423 and $20,532 as of January 1, 2023 and January 2, 2022, respectively, primarily due to purchase price adjustments from the 2008 merger of Triarc Companies, Inc. and Wendy’s International, Inc. (the “Wendy’s Merger”).

Presented below is activity related to our portion of TimWen and the Brazil JV included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended January 1, 2023, January 2, 2022 and January 3, 2021.

	Year Ended
	2022	2021	2020
Balance at beginning of period	$39,870	$44,574	$45,310

Equity in earnings for the period	12,267	14,329	8,389
Amortization of purchase price adjustments (a)	(2,845)	(3,126)	(2,293)
	9,422	11,203	6,096
Distributions received	(12,612)	(16,337)	(8,376)
Foreign currency translation adjustment included in “Other comprehensive income” and other	(2,759)	430	1,544
Balance at end of period	$33,921	$39,870	$44,574
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

Other Investments in Equity Securities

During 2021, the Company made an investment in equity securities of $10,000. During the year ended January 1, 2023, the Company recognized a gain of $2,107 as a result of an observable price change for a similar investment of the same issuer.

(9) Properties

	Year End
	January 1, 2023	January 2, 2022
Land	$371,347	$370,742
Buildings and improvements	510,685	504,462
Leasehold improvements	422,330	422,094
Office, restaurant and transportation equipment	314,223	282,770
	1,618,585	1,580,068
Accumulated depreciation and amortization	(722,807)	(673,201)
	$895,778	$906,867

Depreciation and amortization expense related to properties was $69,239, $68,298 and $77,656 during 2022, 2021 and 2020, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(10) Goodwill and Other Intangible Assets

Goodwill activity for 2022 and 2021 was as follows:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Balance at January 3, 2021:
Goodwill, gross	$596,874	$41,024	$122,548	$760,446
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	596,874	31,627	122,548	751,049
Changes in goodwill:
Restaurant acquisitions	23,442	—	—	23,442
Restaurant dispositions (b)	547	—	—	547
Currency translation adjustment and other	—	240	—	240
Balance at January 2, 2022:
Goodwill, gross	620,863	41,264	122,548	784,675
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	620,863	31,867	122,548	775,278
Changes in goodwill:
Restaurant acquisitions (c)	(260)	—	—	(260)
Restaurant dispositions	—	—	—	—
Currency translation adjustment and other	—	(1,930)	—	(1,930)
Balance at January 1, 2023:
Goodwill, gross	620,603	39,334	122,548	782,485
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	$620,603	$29,937	$122,548	$773,088
_______________

(a)Accumulated impairment losses resulted from the full impairment of goodwill of the Wendy’s international franchise restaurants during the fourth quarter of 2013.

(b)Represents adjustments to the amount of goodwill allocated to the Company’s sale of 47 Company-operated restaurants in New York (including Manhattan) in the second quarter of 2021 upon final disposition of the restaurants. See Note 4 for further information.

(c)Includes an adjustment to the fair value of net assets acquired in connection with the acquisition of franchised restaurants during 2021. See Note 3 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following is a summary of the components of other intangible assets and the related amortization expense:

	Year End
	January 1, 2023			January 2, 2022
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$903,000	$—	$903,000	$903,000	$—	$903,000
Definite-lived:
Franchise agreements	348,293	(236,536)	111,757	349,391	(220,663)	128,728
Favorable leases	154,048	(67,928)	86,120	159,488	(62,136)	97,352
Reacquired rights under franchise agreements	90,509	(10,536)	79,973	91,111	(4,732)	86,379
Software	263,282	(195,332)	67,950	234,574	(169,242)	65,332
	$1,759,132	$(510,332)	$1,248,800	$1,737,564	$(456,773)	$1,280,791

Aggregate amortization expense:
Actual for fiscal year:
2020	$52,588
2021	55,236
2022	58,690
Estimate for fiscal year:
2023	$56,188
2024	49,999
2025	42,614
2026	36,777
2027	32,354
Thereafter	127,868
$345,800

(11) Accrued Expenses and Other Current Liabilities

	Year End
	January 1, 2023	January 2, 2022
Accrued compensation and related benefits	$39,247	$63,835
Accrued taxes	30,159	28,142
Other	46,604	48,806
	$116,010	$140,783

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(12) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	January 1, 2023	January 2, 2022
Series 2022-1 Class A-2 Notes:
4.236% Series 2022-1 Class A-2-I Notes, anticipated repayment date 2029	$99,500	$—
4.535% Series 2022-1 Class A-2-II Notes, anticipated repayment date 2032	398,000	—
Series 2021-1 Class A-2 Notes:
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	443,250	447,750
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	640,250	646,750
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	364,000	368,000
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	409,500	414,000
Series 2018-1 Class A-2 Notes:
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	451,250	456,000
7% debentures, due in 2025	86,369	85,175
Unamortized debt issuance costs	(40,673)	(37,009)
	2,851,446	2,380,666
Less amounts payable within one year	(29,250)	(24,250)
Total long-term debt	$2,822,196	$2,356,416

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, as of January 1, 2023 were as follows:

Fiscal Year
2023	$29,250
2024	29,250
2025	119,250
2026	377,250
2027	25,250
Thereafter	2,315,500
$2,895,750

Senior Notes

Wendy’s Funding, LLC (“Wendy’s Funding”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. As of January 1, 2023, the Master Issuer issued the following outstanding series of fixed rate senior secured notes: (i) 2022-1 Class A-2-I with an initial principal amount of $100,000; (ii) 2022-1 Class A-2-II with an initial principal amount of $400,000 (collectively, the 2022-1 Class A-2-I Notes and the 2022-1 Class A-2-II Notes are referred to herein as the “2022-1 Class A-2 Notes”); (iii) 2021-1 Class A-2-I with an initial principal amount of $450,000; (iv) 2021-1 Class A-2-II with an initial principal amount of $650,000; (v) 2019-1 Class A-2-I with an initial principal amount of $400,000; (vi) 2019-1 Class A-2-II with an initial principal amount of $450,000; and (vii) 2018-1 Class A-2-II with an initial principal amount of $475,000 (collectively, the notes described in (i) to (vii) are referred to herein as the “Class A-2 Notes”). In connection with the issuance of the 2021-1 Class A-2-I and 2021-1 Class A-2-II Notes, the Master Issuer also entered into a revolving financing facility of 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “2021-1 Class A-1 Notes”), which allows for the drawing of up to $300,000 on a revolving basis using various credit instruments, including a letter

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
of credit facility. No amounts were borrowed under the 2021-1 Class A-1 Notes during 2022. The Class A-2 Notes and the 2021-1 Class A-1 Notes are collectively referred to as the “Senior Notes.”

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

Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity dates for the Class A-2 Notes range from 2048 through 2052. If the Master Issuer has not repaid or refinanced the Class A-2 Notes prior to their respective anticipated repayment dates, which range from 2026 through 2032, additional interest will accrue pursuant to the Indenture.

The 2021-1 Class A-1 Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) LIBOR for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the respective purchase agreements for the 2021-1 Class A-1 Notes. There is a commitment fee on the unused portions of the 2021-1 Class A-1 Notes, which ranges from 0.40% to 0.75% based on utilization. As of January 1, 2023, $28,388 of letters of credit were outstanding against the 2021-1 Class A-1 Notes, which relate primarily to interest reserves required under the Indenture.

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

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the noteholders, and are restricted in their use. As of January 1, 2023 and January 2, 2022, Wendy’s Funding had restricted cash of $34,850 and $27,188, respectively, which primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Class A-2 Notes.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Debt Financing

In April 2022, the Master Issuer completed a debt financing transaction under which the Company issued the 2022-1 Class A-2 Notes with an initial principal amount of $500,000. The legal final maturity date of the 2022-1 Class A-2 Notes is March 2052 and the anticipated repayment dates are in 2029 and 2032.

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

Debt Issuance Costs

During 2022, 2021 and 2020, the Company incurred debt issuance costs of $10,232, $20,873 and $2,122 in connection with the issuance of the 2022-1 Class A-2 Notes, the June 2021 refinancing transaction and the issuance of the 2020-1 Class A-1 Notes, respectively. The debt issuance costs are being amortized to “Interest expense, net” through the anticipated repayment dates of the Class A-2 Notes utilizing the effective interest rate method. As of January 1, 2023, the effective interest rates, including the amortization of debt issuance costs, were 4.1%, 4.0%, 4.2%, 2.6%, 2.9%, 4.7% and 4.7% for the Series 2018-1 Class A-2-II Notes, Series 2019-1 Class A-2-I Notes, Series 2019-1 Class A-2-II Notes, Series 2021-1 Class A-2-I Notes, Series 2021-1 Class A-2-II Notes, Series 2022-1 Class A-2-I Notes and Series 2022-1 Class A-2-II Notes, respectively.

Other Long-Term Debt

Wendy’s 7% debentures are unsecured and were reduced to fair value in connection with the Wendy’s Merger based on their outstanding principal of $100,000 and an effective interest rate of 8.6%. The fair value adjustment is being accreted and the related charge included in “Interest expense, net” until the debentures mature. These debentures contain covenants that restrict the incurrence of indebtedness secured by liens and certain finance lease transactions. In December 2019, Wendy’s repurchased $10,000 in principal of its 7% debentures for $10,550, including a premium of $500 and transaction fees of $50. Subsequent to January 1, 2023, Wendy’s repurchased $25,000 in principal of its 7% debentures at par value. As a result, the Company recognized a loss on early extinguishment of debt of $1,009 during the first quarter of 2023.

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6,000, which bears interest at the Bank of Montreal Prime Rate. Borrowings under the facility are guaranteed by Wendy’s. In March 2020, the Company drew down C$5,500 under the revolving credit facility, which the Company fully repaid through repayments of C$3,000 in the fourth quarter of 2020 and C$2,500 in the first quarter of 2021. As of January 1, 2023, the Company had no outstanding borrowings under the Canadian revolving credit facility.

Wendy’s U.S. advertising fund has a revolving line of credit of $25,000, which was established to support the advertising fund operations and bears interest at LIBOR plus 2.15%. Borrowings under the line of credit are guaranteed by Wendy’s. During 2020, the Company borrowed and repaid $29,397 under the revolving line of credit. There were no borrowings or repayments under the line of credit during 2022 or 2021. As of January 1, 2023, the Company had no outstanding borrowings under the advertising fund revolving line of credit.

Interest Expense

Interest expense on the Company’s long-term debt was $110,751, $98,356 and $106,116 during 2022, 2021 and 2020, respectively, which was recorded to “Interest expense, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Pledged Assets

The following is a summary of the Company’s assets pledged as collateral for certain debt:

Year End
January 1, 2023
Cash and cash equivalents	$43,439
Restricted cash and other assets	34,855
Accounts and notes receivable, net	44,246
Inventories	6,120
Properties	64,328
Other intangible assets	1,010,313
$1,203,301

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	Year End
	January 1, 2023		January 2, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$560,682	$560,682	$—	$—	Level 1
Other investments in equity securities (a)	12,107	12,107	10,000	10,000	Level 2

Financial liabilities (b)
Series 2022-1 Class A-2-I Notes	99,500	89,401	—	—	Level 2
Series 2022-1 Class A-2-II Notes	398,000	349,444	—	—	Level 2
Series 2021-1 Class A-2-I Notes	443,250	357,304	447,750	439,283	Level 2
Series 2021-1 Class A-2-II Notes	640,250	499,011	646,750	642,352	Level 2
Series 2019-1 Class A-2-I Notes	364,000	334,334	368,000	381,579	Level 2
Series 2019-1 Class A-2-II Notes	409,500	361,875	414,000	439,792	Level 2
Series 2018-1 Class A-2-II Notes	451,250	405,809	456,000	473,693	Level 2
7% debentures, due in 2025	86,369	92,367	85,175	101,142	Level 2
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

Total impairment losses may reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements, favorable lease assets and ROU assets) to fair value as a result of (1) the deterioration in operating performance of certain Company-operated restaurants and (2) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants, including any subsequent lease modifications. The fair values of long-lived assets held and used presented in the tables below represent the remaining carrying value and were estimated based on either discounted cash flows of future anticipated lease and sublease income or discounted cash flows of future anticipated Company-operated restaurant performance.

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

		Fair Value Measurements			2022 Total Losses
	January 1, 2023	Level 1	Level 2	Level 3
Held and used	$4,590	$—	$—	$4,590	$5,727
Held for sale	1,314	—	—	1,314	693
Total	$5,904	$—	$—	$5,904	$6,420

		Fair Value Measurements			2021 Total Losses
	January 2, 2022	Level 1	Level 2	Level 3
Held and used	$1,618	$—	$—	$1,618	$2,051
Held for sale	371	—	—	371	200
Total	$1,989	$—	$—	$1,989	$2,251

(14) Income Taxes

Income before income taxes is set forth below:

	Year Ended
	2022	2021	2020
Domestic	$231,862	$228,756	$149,046
Foreign (a)	11,643	11,822	3,749
	$243,505	$240,578	$152,795
_______________

(a)Excludes foreign income of domestic subsidiaries.

The (provision for) benefit from income taxes is set forth below:

	Year Ended
	2022	2021	2020
Current:
U.S. federal	$(43,141)	$(38,416)	$(16,176)
State	(9,152)	(7,039)	(3,723)
Foreign	(9,537)	(8,512)	(4,798)
Current tax provision	(61,830)	(53,967)	(24,697)
Deferred:
U.S. federal	(3,868)	(52)	(6,707)
State	(2,629)	15,993	(3,185)
Foreign	2,192	(2,160)	(374)
Deferred tax (provision) benefit	(4,305)	13,781	(10,266)
Income tax provision	$(66,135)	$(40,186)	$(34,963)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Deferred tax assets (liabilities) are set forth below:

	Year End
	January 1, 2023	January 2, 2022
Deferred tax assets:
Operating and finance lease liabilities	$355,653	$368,932
Net operating loss and credit carryforwards	58,030	60,620
Deferred revenue	23,617	23,636
Unfavorable leases	19,085	19,060
Accrued compensation and related benefits	14,577	18,487
Accrued expenses and reserves	7,012	6,763
Other	8,275	7,586
Valuation allowances	(35,680)	(38,277)
Total deferred tax assets	450,569	466,807
Deferred tax liabilities:
Operating and finance lease assets	(326,646)	(341,681)
Intangible assets	(285,688)	(290,088)
Fixed assets	(66,830)	(63,936)
Other	(41,826)	(38,812)
Total deferred tax liabilities	(720,990)	(734,517)
	$(270,421)	$(267,710)

The amounts and expiration dates of net operating loss and tax credit carryforwards are as follows:

	Amount	Expiration
Tax credit carryforwards:
U.S. federal foreign tax credits	$14,350	2027-2032
State tax credits	423	2023-2024
Foreign tax credits of non-U.S. subsidiaries	3,881	Indefinite
Total	$18,654

Net operating loss carryforwards (pre-tax):
State and local net operating loss carryforwards	$1,059,037	2023-Indefinite
Foreign net operating loss carryforwards	13,880	Indefinite
Total	$1,072,917

The Company’s valuation allowances of $35,680 and $38,277 as of January 1, 2023 and January 2, 2022, respectively, relate primarily to foreign and state tax credit and net operating loss carryforwards. Valuation allowances decreased $2,597 and $11,691 during 2022 and 2021, respectively, and increased $4,785 during 2020. The relative presence of Company-operated restaurants in various states impacts expected future state taxable income available to utilize state net operating loss carryforwards.

The current portion of refundable income taxes was $3,236 and $11,901 as of January 1, 2023 and January 2, 2022, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of January 1, 2023 and January 2, 2022.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The reconciliation of income tax computed at the U.S. federal statutory rate of 21% to reported income tax is set forth below:

	Year Ended
	2022	2021	2020
Income tax provision at the U.S. federal statutory rate	$(51,136)	$(50,521)	$(32,087)
State income tax provision, net of U.S. federal income tax effect	(11,616)	(6,256)	(4,664)
Prior years’ tax matters	2,290	1,820	1,761
Excess federal tax benefits from share-based compensation	402	7,160	5,338
Foreign and U.S. tax effects of foreign operations	(3,744)	(5)	(397)
Valuation allowances (a)	2,127	11,807	(4,593)
Non-deductible goodwill (b)	—	(947)	—
Tax credits	1,385	1,028	1,901
Non-deductible executive compensation	(3,154)	(3,810)	(1,973)
Unrepatriated earnings	(294)	(282)	(283)
Non-deductible expenses and other	(2,395)	(180)	34
	$(66,135)	$(40,186)	$(34,963)
_______________

(a)2021 primarily relates to a $12,606 benefit resulting from a change in state tax law.

(b)Related to the sale of the New York Company-operated restaurants (including Manhattan). See Note 4 for further information.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years 2009 through 2020 have been settled. The statute of limitations for the Company’s state tax returns vary, but generally the Company’s state income tax returns from its 2018 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

Unrecognized Tax Benefits

As of January 1, 2023, the Company had unrecognized tax benefits of $17,404, which, if resolved favorably, would reduce income tax expense by $13,749. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year Ended
	2022	2021	2020
Beginning balance	$18,849	$20,973	$22,323
Additions:
Tax positions of current year	178	157	322
Reductions:
Tax positions of prior years	(662)	(2,015)	(1,183)
Settlements	(8)	(46)	(119)
Lapse of statute of limitations	(953)	(220)	(370)
Ending balance	$17,404	$18,849	$20,973

During 2023, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $582 due primarily to the lapse of statutes of limitations and expected settlements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
During 2022, 2021 and 2020, the Company recognized $(30), $138 and $159 of (income) expense for interest and $0, $37 and $81 of income for penalties, respectively, related to uncertain tax positions. The Company has $943 and $975 accrued for interest related to uncertain tax positions as of January 1, 2023 and January 2, 2022, respectively.

(15) Stockholders’ Equity

Dividends

During 2022, 2021 and 2020, the Company paid dividends per share of $.50, $.43 and $.29, respectively.

Treasury Stock

There were 470,424 shares of common stock issued at the beginning and end of 2022, 2021 and 2020. Treasury stock activity for 2022, 2021 and 2020 was as follows:

	Year Ended
	2022	2021	2020
Number of shares at beginning of year	254,575	246,156	245,535
Repurchases of common stock	3,474	11,487	3,512
Common shares issued:
Stock options, net	(353)	(2,657)	(2,358)
Restricted stock, net	(264)	(337)	(465)
Director fees	(22)	(17)	(15)
Other	(87)	(57)	(53)
Number of shares at end of year	257,323	254,575	246,156

Repurchases of Common Stock

In February 2022, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through February 28, 2023, when and if market conditions warranted and to the extent legally permissible (the “February 2022 Authorization”). On April 1, 2022, the Company’s Board of Directors approved an increase of $150,000 to the February 2022 Authorization, resulting in an aggregate authorization of $250,000 that was set to expire on February 28, 2023. During 2022, the Company repurchased 2,759 shares under the February 2022 Authorization with an aggregate purchase price of $51,911, excluding commissions of $39. As of January 1, 2023, the Company had $198,089 of availability remaining under the February 2022 Authorization. In January 2023, our Board of Directors authorized a repurchase program for up to $500,000 of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). In connection with the January 2023 Authorization, the remaining portion of the February 2022 Authorization was canceled. Subsequent to January 1, 2023 through February 21, 2023, the Company repurchased 578 shares under the January 2023 Authorization with an aggregate purchase price of $12,910, excluding commissions of $8.

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

In addition to the shares repurchased in connection with the 2021 ASR Agreement, during 2021, the Company repurchased 6,577 shares with an aggregate purchase price of $142,715, excluding commissions of $93, under the February 2020 Authorization. After taking into consideration these repurchases, with the completion of the 2021 ASR Agreement in February 2022 described above, the Company completed the February 2020 Authorization.

During 2020, the Company repurchased 1,572 shares under the February 2020 Authorization with an aggregate purchase price of $32,285, of which $723 was accrued at January 3, 2021, and excluding commissions of $22.

In February 2019, our Board of Directors authorized a repurchase program for up to $225,000 of our common stock through March 1, 2020, when and if market conditions warranted and to the extent legally permissible (the “February 2019 Authorization”). In November 2019, the Company entered into an accelerated share repurchase agreement (the “2019 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the February 2019 Authorization. Under the 2019 ASR Agreement, the Company paid the financial institution an initial purchase price of $100,000 in cash and received an initial delivery of 4,051 shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2019 ASR Agreement. In February 2020, the Company completed the 2019 ASR Agreement and received an additional 628 shares of common stock. The total number of shares of common stock ultimately purchased by the Company under the 2019 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2019 ASR Agreement, less an agreed upon discount. In total, 4,679 shares were delivered under the 2019 ASR Agreement at an average purchase price of $21.37 per share.

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

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout 2022, 2021 and 2020.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Year Ended
	2022	2021	2020
Balance at beginning of period	$(48,200)	$(49,641)	$(53,828)
Foreign currency translation	(15,976)	1,441	4,187
Balance at end of period	$(64,176)	$(48,200)	$(49,641)

(16) Share-Based Compensation

The Company has the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance compensation awards to current or prospective employees, directors, officers, consultants or advisors. During 2020, the Company’s Board of Directors and its stockholders approved the adoption of the 2020 Omnibus Award Plan (the “2020 Plan”) for the issuance of equity instruments as described above. The Company’s previous 2010 Omnibus Award Plan (as amended, the “2010 Plan”) expired in accordance with its terms in 2020. All equity grants in 2022 and 2021 were issued from the 2020 Plan. Equity grants in 2020 were issued from both the 2020 Plan and the 2010 Plan. The 2020 Plan is currently the only equity plan from which future equity awards may be granted, but outstanding awards granted under the 2010 Plan will continue to be governed by the terms of the 2010 Plan. As of January 1, 2023, there were approximately 18,168 shares of common stock available for future grants under the 2020 Plan. During the periods presented in

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
the consolidated financial statements, the Company settled all exercises of stock options and vesting of restricted shares, including performance shares, with treasury shares.

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

The following table summarizes stock option activity during 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 2, 2022	9,858	$18.44
Granted	1,562	21.40
Exercised	(414)	13.82
Forfeited and/or expired	(116)	21.93
Outstanding at January 1, 2023	10,890	$19.00	6.60	$41,181
Vested or expected to vest at January 1, 2023	10,770	$18.97	6.57	$41,084
Exercisable at January 1, 2023	7,844	$17.73	5.69	$39,116

The total intrinsic value of options exercised during 2022, 2021 and 2020 was $2,979, $39,522 and $28,111, respectively. The weighted average grant date fair value of stock options granted during 2022, 2021 and 2020 was $6.33, $6.33 and $6.02, respectively.

The weighted average grant date fair value of stock options was determined using the following assumptions:

	2022	2021	2020
Risk-free interest rate	3.00%	0.70%	0.22%
Expected option life in years	4.75	4.50	4.50
Expected volatility	37.82%	38.00%	38.02%
Expected dividend yield	2.34%	2.03%	1.72%

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Restricted Shares

The Company grants RSAs and RSUs, which primarily cliff vest after one to three years, respectively. For the purposes of our disclosures, the term “Restricted Shares” applies to RSAs and RSUs collectively unless otherwise noted. The fair value of Restricted Shares granted is determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document.

The following table summarizes activity of Restricted Shares during 2022:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 2, 2022	1,094	$20.09
Granted	429	20.34
Vested	(279)	20.38
Forfeited	(58)	21.65
Non-vested at January 1, 2023	1,186	$20.03

The total fair value of Restricted Shares that vested in 2022, 2021 and 2020 was $5,564, $7,048 and $8,634, respectively.

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

The fair values of the performance condition awards granted in 2022, 2021 and 2020 were determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal.

The fair value of market condition awards granted in 2022, 2021 and 2020 were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the trading price of our common stock on the date of grant.

The input variables are noted in the table below:

	2022	2021	2020
Risk-free interest rate	1.71%	0.20%	1.38%
Expected life in years	3.00	3.00	3.00
Expected volatility	52.33%	49.47%	23.26%
Expected dividend yield (a)	0.00%	0.00%	0.00%
_______________

(a)The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table summarizes activity of performance shares at Target during 2022:

	Performance Condition Awards		Market Condition Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 2, 2022	505	$20.48	422	$24.52
Granted	207	21.94	148	30.70
Dividend equivalent units issued (a)	14	21.67	11	27.37
Vested	(75)	17.86	(99)	21.37
Forfeited	(67)	17.86	(20)	21.38
Non-vested at January 1, 2023	584	$21.67	462	$27.38
_______________

(a)Dividend equivalent units are issued in lieu of cash dividends for non-vested performance shares. There is no weighted average fair value associated with dividend equivalent units.

The total fair value of performance condition awards that vested in 2022, 2021 and 2020 was $1,712, $1,784 and $3,447, respectively. The total fair value of market condition awards that vested in 2022, 2021 and 2020 was $2,253, $3,498 and $4,910, respectively.

Share-Based Compensation

Total share-based compensation and the related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

	Year Ended
	2022	2021	2020
Stock options	$9,072	$9,256	$8,499
Restricted shares (a)	7,106	6,677	6,507
Performance shares:
Performance condition awards	4,431	2,861	782
Market condition awards	3,929	3,225	2,521
Modifications, net	—	—	621
Share-based compensation	24,538	22,019	18,930
Less: Income tax benefit	(3,043)	(2,790)	(2,958)
Share-based compensation, net of income tax benefit	$21,495	$19,229	$15,972
_______________

(a)2021 and 2020 include $19 and $213, respectively, related to retention awards in connection with the Company’s G&A Realignment Plan, which is included in “Reorganization and realignment costs.” See Note 5 for further information.

As of January 1, 2023, there was $30,038 of total unrecognized share-based compensation, which will be recognized over a weighted average amortization period of 1.98 years.

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

	Year Ended
	2022	2021	2020
Company-operated restaurants	$5,485	$1,862	$7,586
Restaurants leased or subleased to franchisees	242	189	—
Surplus properties	693	200	451
	$6,420	$2,251	$8,037

(18) Investment Income (Loss), Net

	Year Ended
	2022	2021	2020
Gain on other investments in equity securities	$2,107	$—	$—
Gain on sale of investments, net	—	63	—
Impairment loss on other investments in equity securities	—	—	(471)
Other, net	—	(24)	246
	$2,107	$39	$(225)

(19) Retirement Benefit Plans

401(k) Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for employees who meet certain minimum requirements and elect to participate. The 401(k) Plan permits employees to contribute up to 75% of their compensation, subject to certain limitations, and provides for matching employee contributions up to 4% of compensation and for discretionary profit sharing contributions. In connection with the matching and profit sharing contributions, the Company recognized compensation expense of $5,929, $4,583 and $5,175 in 2022, 2021 and 2020, respectively.

Wendy’s Executive Plans

In conjunction with the Wendy’s Merger, amounts due under supplemental executive retirement plans (collectively, the “SERP”) were funded into a restricted account. As of January 1, 2011, participation in the SERP was frozen to new entrants and future contributions, and existing participants’ balances only earn annual interest. The corresponding SERP liabilities are included in “Accrued expenses and other current liabilities” and “Other liabilities” and, in the aggregate, were $281 and $294 as of January 1, 2023 and January 2, 2022, respectively.

The Company has a non-qualified, unfunded deferred compensation plan for management and highly compensated employees, whereby participants may defer all or a portion of their base compensation and certain incentive awards on a pre-tax basis. The Company credits the amounts deferred with earnings based on the investment options selected by the participants. The Company may also make discretionary contributions to the plan. The total of participant deferrals was $1,435 and $1,455 at January 1, 2023 and January 2, 2022, respectively, which are included in “Other liabilities.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(20) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At January 1, 2023, Wendy’s and its franchisees operated 7,095 Wendy’s restaurants. Of the 415 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 158 restaurants, owned the building and held long-term land leases for 143 restaurants and held leases covering the land and building for 114 restaurants. Wendy’s also owned 488 and leased 1,199 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

Company as Lessee

The components of lease cost for 2022, 2021 and 2020 are as follows:

	Year Ended
	2022	2021	2020
Finance lease cost:
Amortization of finance lease assets	$15,440	$13,992	$13,395
Interest on finance lease liabilities	42,918	41,419	40,682
	58,358	55,411	54,077
Operating lease cost	86,050	89,283	91,475
Variable lease cost (a)	64,473	63,853	59,076
Short-term lease cost	5,439	5,102	4,641
Total operating lease cost (b)	155,962	158,238	155,192
Total lease cost	$214,320	$213,649	$209,269
_______________

(a)Includes expenses for executory costs of $38,749, $39,646, and $38,652 for 2022, 2021 and 2020, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $123,924, $132,158 and $125,553 for 2022, 2021 and 2020, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $29,648, $23,558 and $26,866 for 2022, 2021 and 2020, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

The following table includes supplemental cash flow and non-cash information related to leases:

	Year Ended
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$42,979	$42,277	$39,349
Operating cash flows from operating leases	88,372	91,930	85,689
Financing cash flows from finance leases	17,312	13,640	8,383
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	34,478	82,032	34,918
Operating lease liabilities	24,742	58,770	18,327

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table includes supplemental information related to leases:

	Year End
	January 1, 2023	January 2, 2022
Weighted-average remaining lease term (years):
Finance leases	15.1	15.8
Operating leases	13.7	14.1

Weighted average discount rate:
Finance leases	8.66%	8.91%
Operating leases	4.90%	4.94%

Supplemental balance sheet information:
Finance lease assets, gross	$310,686	$307,965
Accumulated amortization	(76,116)	(63,686)
Finance lease assets	234,570	244,279
Operating lease assets	754,498	812,620

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of January 1, 2023:

	Finance Leases		Operating Leases
Fiscal Year	Company-Operated	Franchise and Other	Company-Operated	Franchise and Other
2023	$6,590	$54,163	$21,948	$65,838
2024	6,683	54,763	21,891	66,211
2025	6,883	55,357	21,666	66,072
2026	7,028	57,043	22,113	65,314
2027	7,072	57,742	22,047	64,901
Thereafter	81,853	603,101	185,694	537,504
Total minimum payments	$116,109	$882,169	$295,359	$865,840
Less interest	(39,079)	(369,006)	(78,935)	(242,093)
Present value of minimum lease payments (a) (b)	$77,030	$513,163	$216,424	$623,747
_______________

(a)The present value of minimum finance lease payments of $18,316 and $571,877 are included in “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively.

(b)The present value of minimum operating lease payments of $48,120 and $792,051 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessor

The components of lease income for 2022, 2021 and 2020 are as follows:

	Year Ended
	2022	2021	2020
Sales-type and direct-financing leases:
Selling profit	$2,981	$4,244	$1,995
Interest income (a)	31,298	30,648	29,067

Operating lease income	170,633	173,442	174,452
Variable lease income	63,832	63,213	58,196
Franchise rental income (b)	$234,465	$236,655	$232,648
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $175,053, $174,327 and $169,921 recognized during 2022, 2021 and 2020, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $38,733, $39,650 and $38,636 for 2022, 2021 and 2020, respectively.

The following table illustrates the Company’s future minimum rental receipts for non-cancelable leases and subleases as of January 1, 2023:

	Sales-Type and Direct Financing Leases		Operating Leases
Fiscal Year	Subleases	Owned Properties	Subleases	Owned Properties
2023	$36,408	$2,512	$107,111	$53,609
2024	38,425	2,523	107,832	54,743
2025	37,316	2,640	107,923	55,334
2026	38,623	2,810	107,843	57,089
2027	39,190	2,726	107,967	56,698
Thereafter	428,631	29,035	889,728	593,718
Total future minimum receipts	618,593	42,246	$1,428,404	$871,191
Unearned interest income	(312,508)	(22,731)
Net investment in sales-type and direct financing leases (a)	$306,085	$19,515
_______________

(a)The present value of minimum sales-type and direct financing rental receipts of $8,263 and $317,337 are included in “Accounts and notes receivable, net” and “Net investment in sales-type and direct financing leases,” respectively. The present value of minimum sales-type and direct financing rental receipts includes a net investment in unguaranteed residual assets of $611.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	Year End
	January 1, 2023	January 2, 2022
Land	$260,650	$258,513
Buildings and improvements	291,659	288,782
Restaurant equipment	1,701	1,701
	554,010	548,996
Accumulated depreciation and amortization	(187,269)	(173,243)
	$366,741	$375,753

(21) Supplemental Cash Flow Information

The following table includes supplemental cash flow information for 2022, 2021 and 2020:

	Year Ended
	January 1, 2023	January 2, 2022	January 3, 2021
Long-term debt-related activities, net:
Loss on early extinguishment of debt	$—	$17,917	$—
Accretion of long-term debt	1,194	1,177	1,161
Amortization of deferred financing costs	6,568	5,664	5,562
	$7,762	$24,758	$6,723
Cash paid for:
Interest	$144,418	$133,284	$136,228
Income taxes, net of refunds	47,769	54,779	16,202

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$14,468	$6,158	$3,673
Finance leases	34,478	82,032	34,918

The following table includes a reconciliation of cash, cash equivalents and restricted cash for 2022, 2021 and 2020:

	January 1, 2023	January 2, 2022	January 3, 2021
Cash and cash equivalents	$745,889	$249,438	$306,989
Restricted cash	35,203	27,535	33,973
Restricted cash, included in Advertising funds restricted assets	50,709	89,993	77,279
Total cash, cash equivalents and restricted cash	$831,801	$366,966	$418,241

Franchise Development Fund

In August 2021, the Company announced the creation of a $100,000 strategic build to suit development fund to drive additional new restaurant growth. The Company expects the development fund to drive up to 80 new franchise restaurants through 2026. Capital expenditures related to the fund are included in “Franchise development fund” in the consolidated statements of cash flows.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(22) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Franchisee Image Activation Incentive Programs

To promote new restaurant development, Wendy’s has provided franchisees with certain incentive programs for qualifying new restaurants. In February 2023, Wendy’s announced a new restaurant development incentive program in the U.S. and Canada that provides for waivers of royalty, national advertising and technical assistance fees for up to the first three years of operation for qualifying new restaurants (“Pacesetter”). Wendy’s previously offered and will continue to offer a restaurant development incentive program that provides for reductions in royalty and national advertising fees for up to the first two years of operation for qualifying new restaurants (“Groundbreaker”). Wendy’s U.S. and Canadian franchisees may elect either the Pacesetter program or the Groundbreaker program when committing to new multi-unit development agreements or adding incremental commitments to existing development agreements. Wendy’s also provides franchisees with the option of an early 20-year or 25-year renewal of their franchise agreement upon completion of reimaging utilizing certain approved Image Activation reimage designs.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $102,627 as of January 1, 2023. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of January 1, 2023. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of January 1, 2023.

Insurance

Wendy’s is self-insured for most workers’ compensation losses and purchases insurance for general liability and automotive liability losses, all subject to a $500 per occurrence retention or deductible limit. Wendy’s determines its liability for claims incurred but not reported for the insurance liabilities on an actuarial basis. As of January 1, 2023, the Company had $17,885 recorded for these insurance liabilities. Wendy’s is self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations and determines its liability for health care claims incurred but not reported based on historical claims runoff data. As of January 1, 2023, the Company had $2,873 recorded for these health care insurance liabilities.

Letters of Credit

As of January 1, 2023, the Company had outstanding letters of credit with various parties totaling $28,622. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Class A-1 Notes. See Note 12 for further information. We do not expect any material loss to result from these letters of credit.

Purchase and Capital Commitments

Beverage Agreement

The Company has an agreement with a beverage vendor, which provides fountain beverage products and certain marketing support funding to the Company and its franchisees. This agreement requires minimum purchases of certain fountain beverages (“Fountain Beverages”) by the Company and its franchisees at agreed upon prices until the total contractual gallon volume usage is reached. This agreement also provides for an annual advance to be paid to the Company based on the vendor’s expectation of the Company’s annual Fountain Beverages usage, which is amortized over actual usage during the year. In January 2019, the Company amended its contract with the beverage vendor, which now expires at the later of reaching a minimum usage requirement or December 31, 2025. Beverage purchases made by the Company under this agreement during 2022, 2021 and 2020 were $10,545, $9,709 and $10,986, respectively. The Company estimates future annual purchases to be approximately $10,900 in 2023, $11,000 in 2024 and $11,200 in 2025 based on current pricing and the expected ratio of usage

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
at Company-operated restaurants to franchised restaurants. As of January 1, 2023, $2,707 is due to the beverage vendor and is included in “Accounts payable,” principally for annual estimated payments that exceeded usage under this agreement.

IT Services Agreement

In December 2019, the Company entered into an agreement to partner with a third-party global IT consultant on the Company’s new IT organization structure to leverage the consultant’s global capabilities, which the Company believes will enable a more seamless integration between its digital and corporate IT assets. Costs incurred by the Company under this agreement were $18,780, $20,053 and $16,961 during 2022, 2021 and 2020, respectively. The Company’s unconditional purchase obligations under the agreement are approximately $14,700 in 2023, $13,800 in 2024 and $7,100 in 2025. As of January 1, 2023, $1,395 is due to the consultant and is included in “Accrued expenses and other current liabilities.”

Marketing Agreement

The Company has an agreement with two national broadcasters that grants the Company certain marketing and media rights. Costs incurred by the Company under this agreement were approximately $12,000 and $15,000 in 2022 and 2021, respectively, which are included in “Advertising funds expense.” No costs were incurred under this agreement in 2020. The Company’s unconditional purchase obligations under the agreement are approximately $15,900 in 2023, $13,400 in 2024 and $12,700 in 2025.

(23) Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties:

	Year Ended
	2022	2021	2020
Transactions with QSCC:
Wendy’s Co-op (a)	$427	$279	$—
Rental receipts (b)	198	217	217
TimWen lease and management fee payments (c)	$19,694	$18,687	$16,130
Yellow Cab royalty, advertising fund, lease and other income (d)	$13,404	$9,869	$1,090
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

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $427 and $279 in 2022 and 2021, respectively, which are included as a reduction of “Cost of sales.” There were no patronage dividends recorded during 2020.

(b)Pursuant to a lease agreement, Wendy’s leased 14,493 square feet of office space to QSCC for an annual base rent of $217. The lease was amended in June 2021 to increase both the leased square footage to 18,774 and the annual base rent to $250 beginning in 2023, subject to annual increases, and to extend the lease term through January 31, 2027. The Company received lease payments from QSCC of $198 during 2022 and $217 during each of 2021 and 2020, which has been recorded to “Franchise rental income.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

TimWen Lease and Management Fee Payments

(c)A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $19,927, $18,906 and $16,339 under these lease agreements during 2022, 2021 and 2020, respectively, which has been recorded to “Franchise rental expense.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $233, $219 and $209 during 2022, 2021 and 2020, respectively, which has been included as a reduction to “General and administrative.”

Transactions with Yellow Cab

(d)Certain family members and affiliates of Mr. Nelson Peltz, our Chairman, and Mr. Peter May, our Senior Vice Chairman, as well as Mr. Matthew Peltz, our Vice Chairman, hold indirect, minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”) and operating companies managed by Yellow Cab, a Wendy’s franchisee, that as of January 1, 2023 owned and operated 84 Wendy’s restaurants (including 54 restaurants acquired from NPC during the first quarter of 2021 as described below). During 2022, 2021 and the fourth quarter of 2020, the Company recognized $13,404, $9,869 and $1,090, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. As of January 1, 2023 and January 2, 2022, $1,125 and $974, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

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

(24) Legal and Environmental Matters

The Company is involved in litigation and claims incidental to our business. We provide accruals for such litigation and claims when we determine it is probable that a liability has been incurred and the loss is reasonably estimable. The Company believes it has adequate accruals for all of our legal and environmental matters. We cannot estimate the aggregate possible range of loss for our existing litigation and claims due to various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions is thus inherently difficult and future developments could cause these actions or claims, individually or in aggregate, to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows of a particular reporting period.

(25) Advertising Costs and Funds

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Restricted assets and liabilities of the Advertising Funds at January 1, 2023 and January 2, 2022 are as follows:

	Year End
	January 1, 2023	January 2, 2022
Cash and cash equivalents	$50,709	$89,993
Accounts receivable, net	70,422	65,497
Other assets	5,542	4,328
Advertising funds restricted assets	$126,673	$159,818

Accounts payable	$115,339	$136,043
Accrued expenses and other current liabilities	16,968	21,858
Advertising funds restricted liabilities	$132,307	$157,901

Advertising expenses included in “Cost of sales” totaled $37,418, $31,617 and $29,671 in 2022, 2021 and 2020, respectively.

(26) Geographic Information

The table below presents revenues and properties information by geographic area:

	U.S.	International	Total
2022
Revenues	$1,946,005	$149,500	$2,095,505
Properties	841,143	54,635	895,778

2021
Revenues	$1,771,997	$125,001	$1,896,998
Properties	856,841	50,026	906,867

2020
Revenues	$1,635,696	$98,129	$1,733,825
Properties	879,806	36,083	915,889

(27) Segment Information

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Revenues by segment are as follows:

	Year Ended
	2022	2021	2020
Wendy’s U.S.	$1,750,242	$1,567,496	$1,431,382
Wendy’s International	106,705	86,369	65,642
Global Real Estate & Development	238,558	243,133	236,801
Total revenues	$2,095,505	$1,896,998	$1,733,825

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Year Ended
	2022	2021	2020
Wendy’s U.S. (a)	$480,498	$450,117	$393,314
Wendy’s International (b)	30,432	27,386	20,119
Global Real Estate & Development	108,700	106,113	100,731
Total segment profit	619,630	583,616	514,164
Unallocated franchise support and other costs	(742)	(753)	—
Advertising funds (deficit) surplus	(8,325)	2,770	2,904
Unallocated general and administrative (c)	(130,103)	(116,273)	(94,256)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(133,414)	(125,540)	(132,775)
Amortization of cloud computing arrangements	(2,394)	—	—
System optimization gains, net	6,779	33,545	3,148
Reorganization and realignment costs	(698)	(8,548)	(16,030)
Impairment of long-lived assets	(6,420)	(2,251)	(8,037)
Unallocated other operating income, net	9,001	394	190
Interest expense, net	(122,319)	(109,185)	(117,737)
Loss on early extinguishment of debt	—	(17,917)	—
Investment income (loss), net	2,107	39	(225)
Other income, net	10,403	681	1,449
Income before income taxes	$243,505	$240,578	$152,795
_______________

(a)Wendy’s U.S. includes advertising funds expense of $11,000, $25,000 and $14,600 for 2022, 2021 and 2020, respectively, related to the Company funding of incremental advertising.

(b)Wendy’s International includes advertising fund expense of $4,116 for 2022 related to the Company’s funding of incremental advertising. In addition, Wendy’s International includes other international-related advertising deficit of $1,099 for 2022.

(c)Includes corporate overhead costs, such as employee compensation and related benefits.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Net income (loss) of our equity method investments for the Brazil JV and TimWen are included in segment profit for the Wendy’s International and Global Real Estate & Development segments, respectively. Net income (loss) of equity method investments by segment was as follows:

	Year Ended
	2022	2021	2020
Wendy’s International	$—	$—	$(417)
Global Real Estate & Development	9,422	11,203	6,513
Total net income of equity method investments	$9,422	$11,203	$6,096

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of January 1, 2023. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of January 1, 2023, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of January 1, 2023. The assessment was performed using the criteria for effective internal control reflected in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for the Company, the management of the Company believes that as of January 1, 2023, internal control over financial reporting of the Company was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated March 1, 2023 on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Wendy’s Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Wendy’s Company and subsidiaries (the “Company”) as of January 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 1, 2023, of the Company and our report dated March 1, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Columbus, Ohio
March 1, 2023

Item 9B. Other Information.

On February 28, 2023, the Company and Kevin Vasconi, the Company’s Chief Information Officer, entered into an amendment (the “Amendment”) to Mr. Vasconi’s employment letter to provide that if Mr. Vasconi resigns before January 31, 2026 due to being required to report directly to an individual other than the current President and Chief Executive Officer by reason of either (i) the Company terminating the employment of the current President and Chief Executive Officer without “Cause” (as defined in an agreement between the Company and the current President and Chief Executive Officer), or (ii) the current President and Chief Executive Officer’s separation from the Company within 12 months following a “Change in Control” (as defined in the Company’s Executive Severance Pay Policy), such resignation will be treated for purposes of the Company’s Executive Severance Pay Policy as a termination by the Company “without Cause.” This summary of the Amendment is not complete and is qualified in its entirety by the actual terms of the Amendment, a copy of which is attached hereto as Exhibit 10.46 and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to May 1, 2023 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

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

4.5
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

4.6
Amended and Restated Base Indenture, dated as of April 1, 2022, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.1 of The Wendy’s Company Current Report on Form 8-K filed on April 4, 2022 (SEC file no. 001-02207).

4.7	Description of Securities of the Registrant, incorporated herein by reference to Exhibit 4.13 of The Wendy’s Company Form 10-K for the fiscal year ended January 2, 2022 (SEC file no. 001-02207).
10.1	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).**
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

EXHIBIT NO.	DESCRIPTION
10.4
Form of Nonqualified Stock Option Award Agreement under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended October 1, 2017 (SEC file no. 001-02207).**

10.5
Form of Long-Term Performance Unit Award Agreement for 2020 under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 29, 2020 (SEC file no. 001-02207).**

10.6
Form of Restricted Stock Unit Award Agreement under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-K for the fiscal year ended December 29, 2019 (SEC file no. 001-02207).**

10.7	The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**
10.8
Form of Nonqualified Stock Option Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**

10.9
Form of Restricted Stock Unit Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan (Cliff Vesting), incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**

10.10
Form of Restricted Stock Unit Award Agreement under The Wendy’s 2020 Omnibus Award Plan (Ratable Vesting), incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**

10.11
Form of Non-Employee Director Restricted Stock Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**

10.12
Form of Long-Term Performance Unit Award Agreement for 2021 under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 4, 2021 (SEC file no. 001-02207).**

10.13
Form of Long-Term Performance Unit Award Agreement for 2022 under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended April 3, 2022 (SEC file no. 001-02207).**

10.14
Wendy’s International, LLC Executive Severance Pay Policy, effective as of December 14, 2015, incorporated herein by reference to Exhibit 10.41 to The Wendy’s Company Form 10-K for the fiscal year ended January 3, 2016 (SEC file no. 001-02207).**

10.15
Wendy’s International, LLC Deferred Compensation Plan, effective as of January 1, 2017, incorporated herein by reference to Exhibit 10.34 to The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2017 (SEC file no. 001-02207).**

10.16
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.17
Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010, incorporated herein by reference to Exhibit 10.9 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.18
Amendment No. 2 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.19
Amendment No. 3 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.7 to The Wendy’s Company Form 10-Q for the quarter ended June 28, 2020 (SEC file no. 001-02207).**

10.20
2018-1 Class A-2 Note Purchase Agreement, dated as of December 6, 2017, by and among The Wendy’s Company, the subsidiaries of The Wendy’s Company party thereto and Guggenheim Securities, LLC and Citigroup Global Markets Inc., each acting on behalf of itself and as the representatives of the initial purchasers, incorporated herein by reference by Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on December 6, 2017 (SEC file no. 001-02207).

10.21
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

EXHIBIT NO.	DESCRIPTION
10.22
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

10.23
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

10.24
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

10.46	Amendment to Employment Letter between The Wendy’s Company and J. Kevin Vasconi dated as of February 28, 2023.* **
10.47
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

10.50
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.51
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

10.52
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.53
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.54
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
101
The following financial information from The Wendy’s Company’s Annual Report on Form 10-K for the year ended January 1, 2023 formatted in Inline eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Annual Report on Form 10-K for the year ended January 1, 2023, formatted in Inline XBRL and contained in Exhibit 101.
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

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

THE WENDY’S COMPANY (Registrant)
March 1, 2023	By: /s/ TODD A. PENEGOR
Todd A. Penegor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2023 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Titles
/s/ TODD A. PENEGOR	President, Chief Executive Officer and Director
(Todd A. Penegor)	(Principal Executive Officer)
/s/ GUNTHER PLOSCH	Chief Financial Officer
(Gunther Plosch)	(Principal Financial Officer)
/s/ SUZANNE M. THUERK	Chief Accounting Officer
(Suzanne M. Thuerk)	(Principal Accounting Officer)
/s/ NELSON PELTZ	Chairman and Director
(Nelson Peltz)
/s/ PETER W. MAY	Senior Vice Chairman and Director
(Peter W. May)
/s/ MATTHEW H. PELTZ	Vice Chairman and Director
(Matthew H. Peltz)
/s/ KRISTIN A. DOLAN	Director
(Kristin A. Dolan)
/s/ KENNETH W. GILBERT	Director
(Kenneth W. Gilbert)
/s/ RICHARD H. GOMEZ	Director
(Richard H. Gomez)
/s/ JOSEPH A. LEVATO	Director
(Joseph A. Levato)
/s/ MICHELLE J. MATHEWS-SPRADLIN	Director
(Michelle J. Mathews-Spradlin)
/s/ PETER H. ROTHSCHILD	Director
(Peter H. Rothschild)
/s/ ARTHUR B. WINKLEBLACK	Director
(Arthur B. Winkleblack)