Form 10-Q
period 2023-04-02
Wendy's Co
filed 2023-05-10
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2023

or

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
Yes ☐ No ☒

There were 210,736,503 shares of The Wendy’s Company common stock outstanding as of May 3, 2023.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	April 2, 2023	January 1, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$676,469	$745,889
Restricted cash	36,348	35,203
Accounts and notes receivable, net	136,343	116,426
Inventories	6,452	7,129
Prepaid expenses and other current assets	29,952	26,963
Advertising funds restricted assets	117,839	126,673
Total current assets	1,003,403	1,058,283
Properties	885,089	895,778
Finance lease assets	229,736	234,570
Operating lease assets	741,258	754,498
Goodwill	773,095	773,088
Other intangible assets	1,239,572	1,248,800
Investments	42,082	46,028
Net investment in sales-type and direct financing leases	314,763	317,337
Other assets	179,030	170,962
Total assets	$5,408,028	$5,499,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,250	$29,250
Current portion of finance lease liabilities	18,744	18,316
Current portion of operating lease liabilities	48,754	48,120
Accounts payable	45,338	43,996
Accrued expenses and other current liabilities	133,848	116,010
Advertising funds restricted liabilities	123,597	132,307
Total current liabilities	399,531	387,999
Long-term debt	2,786,493	2,822,196
Long-term finance lease liabilities	567,849	571,877
Long-term operating lease liabilities	777,395	792,051
Deferred income taxes	272,553	270,421
Deferred franchise fees	88,161	90,231
Other liabilities	96,489	98,849
Total liabilities	4,988,471	5,033,624
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 211,701 and 213,101 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,941,138	2,937,885
Retained earnings	401,445	414,749
Common stock held in treasury, at cost; 258,723 and 257,323 shares, respectively	(2,906,050)	(2,869,780)
Accumulated other comprehensive loss	(64,018)	(64,176)
Total stockholders’ equity	419,557	465,720
Total liabilities and stockholders’ equity	$5,408,028	$5,499,344

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	April 2, 2023	April 3, 2022
	(Unaudited)
Revenues:
Sales	$227,949	$209,275
Franchise royalty revenue and fees	141,677	128,976
Franchise rental income	57,807	57,871
Advertising funds revenue	101,374	92,521
	528,807	488,643
Costs and expenses:
Cost of sales	196,536	185,053
Franchise support and other costs	13,260	11,816
Franchise rental expense	30,629	28,936
Advertising funds expense	101,661	97,800
General and administrative	62,276	62,346
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	33,472	33,231
Amortization of cloud computing arrangements	1,582	—
System optimization gains, net	(5)	(3,534)
Reorganization and realignment costs	6,808	464
Impairment of long-lived assets	376	616
Other operating income, net	(2,266)	(2,966)
	444,329	413,762
Operating profit	84,478	74,881
Interest expense, net	(31,705)	(26,365)
Loss on early extinguishment of debt	(1,266)	—
Investment (loss) income, net	(3,562)	2,111
Other income, net	7,336	207
Income before income taxes	55,281	50,834
Provision for income taxes	(15,460)	(13,432)
Net income	$39,821	$37,402

Basic and diluted net income per share	$.19	$.17

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended
	April 2, 2023	April 3, 2022
	(Unaudited)
Net income	$39,821	$37,402
Other comprehensive income:
Foreign currency translation adjustment	158	1,118
Other comprehensive income	158	1,118
Comprehensive income	$39,979	$38,520

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at January 1, 2023	$47,042	$2,937,885	$414,749	$(2,869,780)	$(64,176)	$465,720
Net income	—	—	39,821	—	—	39,821
Other comprehensive income	—	—	—	—	158	158
Cash dividends	—	—	(53,103)	—	—	(53,103)
Repurchases of common stock	—	—	—	(38,810)	—	(38,810)
Share-based compensation	—	4,609	—	—	—	4,609
Common stock issued upon exercises of stock options	—	808	—	1,808	—	2,616
Common stock issued upon vesting of restricted shares	—	(2,222)	—	678	—	(1,544)
Other	—	58	(22)	54	—	90
Balance at April 2, 2023	$47,042	$2,941,138	$401,445	$(2,906,050)	$(64,018)	$419,557

Balance at January 2, 2022	$47,042	$2,898,633	$344,198	$(2,805,268)	$(48,200)	$436,405
Net income	—	—	37,402	—	—	37,402
Other comprehensive income	—	—	—	—	1,118	1,118
Cash dividends	—	—	(26,911)	—	—	(26,911)
Repurchases of common stock, including accelerated share repurchase	—	18,750	—	(18,750)	—	—
Share-based compensation	—	6,348	—	—	—	6,348
Common stock issued upon exercises of stock options	—	237	—	1,354	—	1,591
Common stock issued upon vesting of restricted shares	—	(1,989)	—	459	—	(1,530)
Other	—	63	(8)	57	—	112
Balance at April 3, 2022	$47,042	$2,922,042	$354,681	$(2,822,148)	$(47,082)	$454,535

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	April 2, 2023	April 3, 2022
	(Unaudited)
Cash flows from operating activities:
Net income	$39,821	$37,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	33,472	33,231
Amortization of cloud computing arrangements	1,582	—
Share-based compensation	4,609	6,348
Impairment of long-lived assets	376	616
Deferred income tax	2,302	4,527
Non-cash rental expense, net	9,012	6,874
Change in operating lease liabilities	(11,718)	(11,615)
Net (recognition) receipt of deferred vendor incentives	(1,197)	7,711
System optimization gains, net	(5)	(3,534)
Distributions received from joint ventures, net of equity in earnings	394	898
Long-term debt-related activities, net	3,419	1,717
Cloud computing arrangements expenditures	(6,643)	(4,656)
Changes in operating assets and liabilities and other, net	(22,449)	(58,537)
Net cash provided by operating activities	52,975	20,982
Cash flows from investing activities:
Capital expenditures	(12,240)	(12,496)
Franchise development fund	(218)	(955)
Dispositions	287	263
Notes receivable, net	110	141
Net cash used in investing activities	(12,061)	(13,047)
Cash flows from financing activities:
Proceeds from long-term debt	—	500,000
Repayments of long-term debt	(39,122)	(6,063)
Repayments of finance lease liabilities	(4,398)	(4,076)
Deferred financing costs	—	(10,209)
Repurchases of common stock	(36,727)	—
Dividends	(53,103)	(26,911)
Proceeds from stock option exercises	2,881	1,591
Payments related to tax withholding for share-based compensation	(1,809)	(1,530)
Net cash (used in) provided by financing activities	(132,278)	452,802
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(91,364)	460,737
Effect of exchange rate changes on cash	129	305
Net (decrease) increase in cash, cash equivalents and restricted cash	(91,235)	461,042
Cash, cash equivalents and restricted cash at beginning of period	831,801	366,966
Cash, cash equivalents and restricted cash at end of period	$740,566	$828,008

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of April 2, 2023 and the results of our operations and cash flows for the three months ended April 2, 2023 and April 3, 2022. The results of operations for the three months ended April 2, 2023 are not necessarily indicative of the results to be expected for the full 2023 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 (the “Form 10-K”).

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

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended April 2, 2023
Sales at Company-operated restaurants	$222,632	$5,317	$—	$227,949
Franchise royalty revenue	106,339	15,811	—	122,150
Franchise fees	17,272	1,523	732	19,527
Franchise rental income	—	—	57,807	57,807
Advertising funds revenue	94,745	6,629	—	101,374
Total revenues	$440,988	$29,280	$58,539	$528,807

Three Months Ended April 3, 2022
Sales at Company-operated restaurants	$206,501	$2,774	$—	$209,275
Franchise royalty revenue	97,920	13,825	—	111,745
Franchise fees	15,405	1,271	555	17,231
Franchise rental income	—	—	57,871	57,871
Advertising funds revenue	87,485	5,036	—	92,521
Total revenues	$407,311	$22,906	$58,426	$488,643

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	April 2, 2023 (a)	January 1, 2023 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$55,588	$54,497
Receivables, which are included in “Advertising funds restricted assets”	65,735	70,422
Deferred franchise fees (c)	97,694	99,208
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $9,533 and $88,161, respectively, as of April 2, 2023, and $8,977 and $90,231, respectively, as of January 1, 2023.

Significant changes in deferred franchise fees are as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
Deferred franchise fees at beginning of period	$99,208	$97,186
Revenue recognized during the period	(2,814)	(2,283)
New deferrals due to cash received and other	1,300	3,526
Deferred franchise fees at end of period	$97,694	$98,429

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2023 (a)	$8,037
2024	5,850
2025	5,684
2026	5,577
2027	5,486
Thereafter	67,060
$97,694
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2023, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(3) System Optimization Gains, Net

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of January 1, 2017, the Company achieved its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base and drive new restaurant development. During the three months ended April 3, 2022, the Company facilitated five Franchise Flips. During the three months ended April 2, 2023, the Company facilitated no Franchise Flips.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended
	April 2, 2023	April 3, 2022
Post-closing adjustments on sales of restaurants (a)	$—	$3,447
Gain on sales of other assets, net (b)	5	87
System optimization gains, net	$5	$3,534
_______________

(a)Represents the recognition of deferred gains as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

(b)During the three months ended April 2, 2023 and April 3, 2022, the Company received net cash proceeds of $287 and $168, respectively, primarily from the sale of surplus and other properties.

The Company also received cash proceeds of $95 during the three months ended April 3, 2022 related to a note receivable issued in connection with the sale of the Manhattan Company-operated restaurants.

Assets Held for Sale

As of April 2, 2023 and January 1, 2023, the Company had assets held for sale of $1,379 and $1,661, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(4) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended
	April 2, 2023	April 3, 2022
Organizational redesign	$6,737	$—
Other reorganization and realignment plans	71	464
Reorganization and realignment costs	$6,808	$464

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). As a result of the Organizational Redesign Plan, the Company expects to hold its general and administrative expense in 2023 and 2024 relatively flat compared with 2022. The Company expects to incur total costs of approximately $11,000 to $13,000 related to the Organizational Redesign Plan. During the three months ended April 2, 2023, the Company recognized costs totaling $6,737, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $4,000 to $6,000, comprised of (1) severance and related employee costs of approximately $2,500, (2) recruitment and relocation costs of approximately $900, (3) third-party and other costs of approximately $700 and (4) share-based compensation of approximately $1,200. The Company expects costs related to the Organizational Redesign Plan to continue into 2026, with approximately three-fourths of the total costs to be recognized during 2023.

The following is a summary of the costs recorded as a result of the Organizational Redesign Plan:

Three Months Ended
April 2, 2023
Severance and related employee costs	$5,539
Recruitment and relocation costs	78
Third-party and other costs	345
5,962
Share-based compensation (a)	775
Total organizational redesign	$6,737
_______________

(a)Primarily represents the accelerated recognition of share-based compensation resulting from the termination of employees under the Organizational Redesign Plan.

As of April 2, 2023, the accruals for the Organizational Redesign Plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $4,650 and $431, respectively. The table below presents a rollforward of our accruals for the Organizational Redesign Plan.

	Balance January 1, 2023	Charges	Payments	Balance April 2, 2023
Severance and related employee costs	$—	$5,539	$(741)	$4,798
Recruitment and relocation costs	—	78	(78)	—
Third-party and other costs	—	345	(62)	283
	$—	$5,962	$(881)	$5,081

Other Reorganization and Realignment Plans

Costs incurred under the Company’s other reorganization and realignment plans were not material during the three months ended April 2, 2023 and April 3, 2022. The Company does not expect to incur any material additional costs under these plans.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Investments

The following is a summary of the carrying value of our investments:

	April 2, 2023	January 1, 2023
Equity method investments	$33,537	$33,921
Other investments in equity securities	8,545	12,107
	$42,082	$46,028

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

Presented below is activity related to our investment in TimWen and the Brazil JV included in our condensed consolidated financial statements:

	Three Months Ended
	April 2, 2023	April 3, 2022
Balance at beginning of period	$33,921	$39,870

Equity in earnings for the period	2,783	2,508
Amortization of purchase price adjustments (a)	(684)	(731)
	2,099	1,777
Distributions received	(2,493)	(2,675)
Foreign currency translation adjustment included in “Other comprehensive income” and other	10	374
Balance at end of period	$33,537	$39,346
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

Other Investments in Equity Securities

During 2021, the Company made an investment in equity securities of $10,000 and, during the three months ended April 3, 2022, recognized a gain of $2,107 as a result of an observable price change for a similar investment of the same issuer. During the three months ended April 2, 2023, the Company recorded an impairment charge of $3,562 for the difference between the estimated fair value and the carrying value of the investment. The Company will continue to monitor its investment in equity securities and it is possible that additional impairment charges will be recorded in future periods if there are further declines in fair value of the investment.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(6) Long-Term Debt

Long-term debt consisted of the following:

	April 2, 2023	January 1, 2023
Series 2022-1 Class A-2 Notes:
4.236% Series 2022-1 Class A-2-I Notes, anticipated repayment date 2029	$99,250	$99,500
4.535% Series 2022-1 Class A-2-II Notes, anticipated repayment date 2032	397,000	398,000
Series 2021-1 Class A-2 Notes:
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	442,125	443,250
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	638,625	640,250
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	363,000	364,000
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	408,375	409,500
Series 2018-1 Class A-2 Notes:
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	450,063	451,250
7% debentures, due in 2025 (a)	56,264	86,369
Unamortized debt issuance costs	(38,959)	(40,673)
	2,815,743	2,851,446
Less amounts payable within one year	(29,250)	(29,250)
Total long-term debt	$2,786,493	$2,822,196
_______________

(a)Wendy’s 7% debentures are unsecured and were reduced to fair value in connection with the Wendy’s Merger. The fair value adjustment is being accreted and the related charge included in “Interest expense, net” until the debentures mature. During the three months ended April 2, 2023, Wendy’s repurchased $31,571 in principal of its 7% debentures at par value. As a result, the Company recognized a loss on early extinguishment of debt of $1,266 during the three months ended April 2, 2023.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	April 2, 2023		January 1, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$491,577	$491,577	$560,682	$560,682	Level 1
Other investments in equity securities (a)	8,545	8,545	12,107	12,107	Level 2

Financial liabilities (b)
Series 2022-1 Class A-2-I Notes	99,250	92,322	99,500	89,401	Level 2
Series 2022-1 Class A-2-II Notes	397,000	362,183	398,000	349,444	Level 2
Series 2021-1 Class A-2-I Notes	442,125	370,987	443,250	357,304	Level 2
Series 2021-1 Class A-2-II Notes	638,625	517,350	640,250	499,011	Level 2
Series 2019-1 Class A-2-I Notes	363,000	341,184	364,000	334,334	Level 2
Series 2019-1 Class A-2-II Notes	408,375	373,908	409,500	361,875	Level 2
Series 2018-1 Class A-2-II Notes	450,063	416,758	451,250	405,809	Level 2
7% debentures, due in 2025	56,264	58,283	86,369	92,367	Level 2
_______________

(a)The fair value of our other investments in equity securities is based on our review of information provided by the investment manager, which, as of April 2, 2023, was based on a valuation performed by the investment manager and, as of January 1, 2023, was based on an observable price change in an orderly transaction for a similar investment of the same issuer.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Total impairment losses may also include the impact of remeasuring long-lived assets held for sale. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 8 for further information on impairment of our long-lived assets.

		Fair Value Measurements
	April 2, 2023	Level 1	Level 2	Level 3
Held and used	$603	$—	$—	$603
Held for sale	475	—	—	475
Total	$1,078	$—	$—	$1,078

		Fair Value Measurements
	January 1, 2023	Level 1	Level 2	Level 3
Held and used	$4,590	$—	$—	$4,590
Held for sale	1,314	—	—	1,314
Total	$5,904	$—	$—	$5,904

(8) Impairment of Long-Lived Assets

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

	Three Months Ended
	April 2, 2023	April 3, 2022
Company-operated restaurants	$350	$367
Restaurants leased or subleased to franchisees	—	194
Surplus properties	26	55
	$376	$616

(9) Income Taxes

The Company’s effective tax rate for the three months ended April 2, 2023 and April 3, 2022 was 28.0% and 26.4%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended April 2, 2023 primarily due to a one-time adjustment to our foreign deferred income taxes related to prior periods and state income taxes, including discrete changes to state deferred income taxes.

There were no significant changes to the unrecognized tax benefits or related interest and penalties for the three months ended April 2, 2023. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $582 due to lapses of statutes of limitations.

The current portion of refundable income taxes was $4,357 and $3,236 as of April 2, 2023 and January 1, 2023, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of April 2, 2023 and January 1, 2023.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(10) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
Net income	$39,821	$37,402

Common stock:
Weighted average basic shares outstanding	212,547	215,619
Dilutive effect of stock options and restricted shares	2,482	2,548
Weighted average diluted shares outstanding	215,029	218,167

Basic and diluted net income per share	$.19	$.17

Basic net income per share for the three months ended April 2, 2023 and April 3, 2022 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 4,532 and 3,295 for the three months ended April 2, 2023 and April 3, 2022, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(11) Stockholders’ Equity

Dividends

During the first quarter of 2023 and 2022, the Company paid dividends per share of $.25 and $.125, respectively.

Repurchases of Common Stock

In January 2023, our Board of Directors authorized a repurchase program for up to $500,000 of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). In connection with the January 2023 Authorization, the remaining portion of the previous February 2022 authorization for $250,000 was canceled. During the three months ended April 2, 2023, the Company repurchased 1,794 shares under the January 2023 Authorization with an aggregate purchase price of $38,785, of which $2,083 was accrued as of April 2, 2023, and excluding commissions of $25. As of April 2, 2023, the Company had $461,215 of availability remaining under the January 2023 Authorization. Subsequent to April 2, 2023 through May 3, 2023, the Company repurchased 1,074 shares under the January 2023 Authorization with an aggregate purchase price of $23,597, excluding commissions of $15.

In February 2020, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible (the “February 2020 Authorization”). In July 2020, the Company’s Board of Directors approved an extension of the February 2020 Authorization by one year, through February 28, 2022. In addition, the Board of Directors approved increases totaling $200,000 to the February 2020 Authorization, resulting in an aggregate authorization of $300,000 that continued to expire on February 28, 2022. In November 2021, the Company entered into an accelerated share repurchase agreement (the “2021 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the February 2020 Authorization. Under the 2021 ASR Agreement, the Company paid the financial institution an initial purchase price of $125,000 in cash and received an initial delivery of 4,910 shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2021 ASR Agreement. In February 2022, the Company completed the 2021 ASR Agreement and received an additional 715 shares of common stock. The total number of shares of common stock ultimately purchased by the Company under the 2021 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2021 ASR Agreement, less an agreed upon discount. In total, 5,625 shares were delivered under the 2021 ASR Agreement

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

at an average purchase price of $22.22 per share. With the completion of the 2021 ASR Agreement in February 2022 as described above, the Company completed the February 2020 Authorization.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Three Months Ended
	April 2, 2023	April 3, 2022
Balance at beginning of period	$(64,176)	$(48,200)
Foreign currency translation	158	1,118
Balance at end of period	$(64,018)	$(47,082)

(12) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At April 2, 2023, Wendy’s and its franchisees operated 7,095 Wendy’s restaurants. Of the 414 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 158 restaurants, owned the building and held long-term land leases for 145 restaurants and held leases covering the land and building for 111 restaurants. Wendy’s also owned 486 and leased 1,192 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
Finance lease cost:
Amortization of finance lease assets	$4,063	$4,064
Interest on finance lease liabilities	10,750	10,645
	14,813	14,709
Operating lease cost	21,449	20,661
Variable lease cost (a)	16,081	14,803
Short-term lease cost	1,506	1,433
Total operating lease cost (b)	39,036	36,897
Total lease cost	$53,849	$51,606
_______________

(a)Includes expenses for executory costs of $9,848 and $9,608 for the three months ended April 2, 2023 and April 3, 2022, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $30,598 and $28,925 for the three months ended April 2, 2023 and April 3, 2022, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $7,865 and $7,294 for the three months ended April 2, 2023 and April 3, 2022, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessor

The components of lease income are as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
Sales-type and direct-financing leases:
Selling profit	$129	$480
Interest income (a)	7,862	7,740

Operating lease income	42,156	43,314
Variable lease income	15,651	14,557
Franchise rental income (b)	$57,807	$57,871
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $42,951 and $43,165 recognized during the three months ended April 2, 2023 and April 3, 2022, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $9,778 and $9,535 for the three months ended April 2, 2023 and April 3, 2022, respectively.

(13) Supplemental Cash Flow Information

The following table includes supplemental non-cash investing and financing activities:

	Three Months Ended
	April 2, 2023	April 3, 2022
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$9,119	$6,522
Finance leases	333	7,207

The following table includes a reconciliation of cash, cash equivalents and restricted cash:

	April 2, 2023	January 1, 2023
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$676,469	$745,889
Restricted cash	36,348	35,203
Restricted cash, included in Advertising funds restricted assets	27,749	50,709
Total cash, cash equivalents and restricted cash	$740,566	$831,801

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

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $4,673 and $4,350 under these lease agreements during the three months ended April 2, 2023 and April 3, 2022, respectively, which has been recorded to “Franchise rental expense.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $60 and $54 during the three months ended April 2, 2023 and April 3, 2022, respectively, which has been included as a reduction to “General and administrative.”

Transactions with Yellow Cab

Certain family members and affiliates of Mr. Nelson Peltz, our Chairman, and Mr. Peter May, our Senior Vice Chairman, as well as Mr. Matthew Peltz, our Vice Chairman, hold indirect, minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”) and operating companies managed by Yellow Cab, a Wendy’s franchisee, that as of April 2, 2023 owned and operated 83 Wendy’s restaurants. During the three months ended April 2, 2023 and April 3, 2022, the Company recognized $3,610 and $3,067, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. As of April 2, 2023 and January 1, 2023, $1,271 and $1,125, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

Transactions with AMC

In February 2023, Ms. Kristin Dolan, a director of the Company, was appointed as the Chief Executive Officer of AMC Networks Inc. (“AMC”). During the three months ended April 2, 2023, the Company purchased $419 of advertising time from a subsidiary of AMC. As of April 2, 2023, approximately $450 was due to AMC for advertising time, which is included in “Advertising funds restricted liabilities.”

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

Franchisee Image Activation Incentive Programs

To promote new restaurant development, Wendy’s has provided franchisees with certain incentive programs for qualifying new restaurants. In February 2023, Wendy’s announced a new restaurant development incentive program in the U.S. and Canada that provides for waivers of royalty, national advertising and technical assistance fees for up to the first three years of operation for qualifying new restaurants (referred to as the “Pacesetter” program). Wendy’s previously offered and will continue to offer a restaurant development incentive program that provides for reductions in royalty and national advertising fees for up to the first two years of operation for qualifying new restaurants (referred to as the “Groundbreaker” program). Wendy’s U.S. and Canadian franchisees may elect either the Pacesetter program or the Groundbreaker program when committing to new multi-unit development agreements or adding incremental commitments to existing development agreements. Wendy’s also provides franchisees with the option of an early 20-year or 25-year renewal of their franchise agreement upon completion of reimaging utilizing certain approved Image Activation reimage designs.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $99,392 as of April 2, 2023. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of April 2, 2023. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of April 2, 2023.

Letters of Credit

As of April 2, 2023, the Company had outstanding letters of credit with various parties totaling $28,861. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Variable Funding Senior Secured Notes, Class A-1. We do not expect any material loss to result from these letters of credit.

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

(17) Segment Information

Revenues by segment are as follows:

	Three Months Ended
	April 2, 2023	April 3, 2022
Wendy’s U.S.	$440,988	$407,311
Wendy’s International	29,280	22,906
Global Real Estate & Development	58,539	58,426
Total revenues	$528,807	$488,643

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended
	April 2, 2023	April 3, 2022
Wendy’s U.S. (a)	$125,230	$104,824
Wendy’s International (b)	7,446	5,453
Global Real Estate & Development	25,068	27,607
Total segment profit	157,744	137,884
Unallocated franchise support and other costs	—	6
Advertising funds surplus (deficit)	1,106	(1,243)
Unallocated general and administrative (c)	(32,161)	(31,005)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(33,472)	(33,231)
Amortization of cloud computing arrangements	(1,582)	—
System optimization gains, net	5	3,534
Reorganization and realignment costs	(6,808)	(464)
Impairment of long-lived assets	(376)	(616)
Unallocated other operating income, net	22	16
Interest expense, net	(31,705)	(26,365)
Loss on early extinguishment of debt	(1,266)	—
Investment (loss) income, net	(3,562)	2,111
Other income, net	7,336	207
Income before income taxes	$55,281	$50,834
_______________

(a)Wendy’s U.S. includes advertising funds expense of $2,556 for the three months ended April 3, 2022 related to the Company’s funding of incremental advertising.

(b)Wendy’s International includes advertising funds expense of $548 and $838 for the three months ended April 2, 2023 and April 3, 2022, respectively, related to the Company’s funding of incremental advertising. In addition, Wendy’s International includes other international-related advertising deficit of $845 and $642 for the three months ended April 2, 2023 and April 3, 2022, respectively.

(c)Includes corporate overhead costs, such as employee compensation and related benefits.

(18) New Accounting Standards

Business Combinations

In October 2021, the Financial Accounting Standards Board (“FASB”) issued an amendment to improve the accounting for revenue contracts with customers acquired in a business combination. The amendment requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with current revenue recognition guidance as if the acquirer had originated the contracts. The Company adopted this amendment during the first quarter of 2023. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Common-Control Lease Arrangements

In March 2023, the FASB issued an update to amend certain lease accounting guidance that applies to arrangements between related parties under common control. The amendment requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the useful life of the improvements to the common-control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The standard is effective beginning with our 2024 fiscal year. The Company does not expect the guidance to have a material impact on our condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 (the “Form 10-K”). There have been no material changes as of April 2, 2023 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic share, and the third largest globally with 7,095 restaurants in the U.S. and 31 foreign countries and U.S. territories as of April 2, 2023.

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

Executive Overview

Our Business

As of April 2, 2023, the Wendy’s restaurant system was comprised of 7,095 restaurants, with 5,989 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 403 were operated by the Company and 5,586 were operated by a total of 217 franchisees. In addition, at April 2, 2023, there were 1,106 Wendy’s restaurants in operation in 31 foreign countries and U.S. territories. Of the international restaurants, 1,095 were operated by a total of 106 franchisees and 11 were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of April 2, 2023.

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

Same-restaurant sales and systemwide sales exclude sales from Argentina due to that country’s highly inflationary economy. The Company considers economies that have had cumulative inflation in excess of 100% over a three-year period as highly inflationary.

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

First Quarter Financial Highlights

•Revenue increased 8.2% to $528.8 million in the first quarter of 2023 compared with $488.6 million in the first quarter of 2022;

•Global same-restaurant sales increased 8.0%, U.S. same-restaurant sales increased 7.2% and international same-restaurant sales increased 13.9% compared with the first quarter of 2022. On a two-year basis, global same-restaurant sales increased 10.4%;

•Global Company-operated restaurant margin was 13.8% in the first quarter of 2023, an increase of 220 basis points compared with the first quarter of 2022; and

•Net income increased 6.4% to $39.8 million in the first quarter of 2023 compared with $37.4 million in the first quarter of 2022.

Global Same-Restaurant Sales

Wendy’s long-term growth opportunities include driving strong same-restaurant sales momentum across all dayparts through our ownable core products, exciting menu innovation, compelling value offerings and improvements in speed and consistency in our restaurants. Global same-restaurant sales increased 8.0% in the first quarter of 2023 and increased 10.4% on a two-year basis.

Digital

Wendy’s long-term growth opportunities include accelerated implementation of consumer-facing digital platforms and technologies. The Company has invested significant resources to focus on consumer-facing technology, including activating mobile ordering via Wendy’s mobile app, launching the Wendy’s Rewards loyalty program in the U.S. and Canada and establishing delivery agreements with third-party vendors. The Company is also partnering with key technology providers to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth. The Company’s digital business represented approximately 12.4% and 10.6% of global systemwide sales during the three months ended April 2, 2023 and April 3, 2022, respectively.

New Restaurant Development

Wendy’s long-term growth opportunities include expanding the Company’s footprint through global restaurant expansion. To promote new restaurant development, the Company has provided franchisees with certain incentive programs for qualifying new restaurants. In February 2023, the Company announced a new restaurant development incentive program in the U.S. and Canada that provides for waivers of royalty, national advertising and technical assistance fees for up to the first three years of operation for qualifying new restaurants. In addition, the Company has development agreements in place with a number of franchisees that contractually obligate such franchisees to open additional Wendy’s restaurants over a specified timeframe. Global restaurant counts as of April 2, 2023 were flat compared with January 1, 2023.

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). As a result of the Organizational Redesign Plan, the Company expects to hold its general and administrative expense in 2023 and 2024 relatively flat compared with 2022. The Company expects to incur total costs of approximately $11 million to $13 million related to the Organizational Redesign Plan, of which approximately $9 million to $11 million will be cash expenditures. The cash expenditures are expected to continue into 2025, with approximately two-thirds of the total cash expenditures occurring in 2023. Costs related to the Organizational Redesign Plan are recorded to “Reorganization and realignment costs.” During the three months ended April 2, 2023, the Company recognized costs totaling $6.7 million, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $4 million to $6 million, comprised of (1) severance and related employee costs of approximately $2.5 million, (2) recruitment and relocation costs of approximately $0.9 million, (3) third-party and other costs of approximately $0.7 million and (4) share-based compensation of approximately $1.2 million. The Company expects costs related to the Organizational Redesign Plan to continue into 2026, with approximately three-fourths of the total costs to be recognized during 2023.

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the first quarter of 2023 and 2022.

	First Quarter
	2023	2022	Change
Revenues:
Sales	$227.9	$209.3	$18.6
Franchise royalty revenue and fees	141.7	128.9	12.8
Franchise rental income	57.8	57.9	(0.1)
Advertising funds revenue	101.4	92.5	8.9
	528.8	488.6	40.2
Costs and expenses:
Cost of sales	196.5	185.1	11.4
Franchise support and other costs	13.3	11.8	1.5
Franchise rental expense	30.6	28.9	1.7
Advertising funds expense	101.7	97.8	3.9
General and administrative	62.3	62.3	—
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	33.5	33.2	0.3
Amortization of cloud computing arrangements	1.6	—	1.6
System optimization gains, net	—	(3.5)	3.5
Reorganization and realignment costs	6.8	0.5	6.3
Impairment of long-lived assets	0.4	0.6	(0.2)
Other operating income, net	(2.4)	(3.0)	0.6
	444.3	413.7	30.6
Operating profit	84.5	74.9	9.6
Interest expense, net	(31.7)	(26.4)	(5.3)
Loss on early extinguishment of debt	(1.3)	—	(1.3)
Investment (loss) income, net	(3.6)	2.1	(5.7)
Other income, net	7.4	0.2	7.2
Income before income taxes	55.3	50.8	4.5
Provision for income taxes	(15.5)	(13.4)	(2.1)
Net income	$39.8	$37.4	$2.4

	First Quarter
	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Sales	$227.9	43.1%	$209.3	42.8%
Franchise royalty revenue and fees:
Franchise royalty revenue	122.2	23.1%	111.7	22.9%
Franchise fees	19.5	3.7%	17.2	3.5%
Total franchise royalty revenue and fees	141.7	26.8%	128.9	26.4%
Franchise rental income	57.8	10.9%	57.9	11.9%
Advertising funds revenue	101.4	19.2%	92.5	18.9%
Total revenues	$528.8	100.0%	$488.6	100.0%

	First Quarter
	2023	% of Sales	2022	% of Sales
Cost of sales:
Food and paper	$73.8	32.4%	$68.3	32.6%
Restaurant labor	73.6	32.3%	70.5	33.7%
Occupancy, advertising and other operating costs	49.1	21.5%	46.3	22.1%
Total cost of sales	$196.5	86.2%	$185.1	88.4%

	First Quarter
	2023	% of Sales	2022	% of Sales
Company-operated restaurant margin:
U.S.	$32.7	14.7%	$24.7	12.0%
Global	31.4	13.8%	24.2	11.6%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	First Quarter
	2023	2022
Key business measures:
U.S. same-restaurant sales:
Company-operated	7.4%	2.9%
Franchised	7.2%	1.0%
Systemwide	7.2%	1.1%

International same-restaurant sales (a)	13.9%	14.1%

Global same-restaurant sales:
Company-operated	7.4%	2.9%
Franchised (a)	8.0%	2.4%
Systemwide (a)	8.0%	2.4%

Systemwide sales (b):
U.S. Company-operated	$222.6	$206.5
U.S. franchised	2,722.2	2,505.8
U.S. systemwide	2,944.8	2,712.3
International Company-operated	5.3	2.8
International franchised (a)	413.2	356.7
International systemwide (a)	418.5	359.5
Global systemwide (a)	$3,363.3	$3,071.8
_______________

(a)Excludes Argentina due to the impact of that country’s highly inflationary economy.

(b)During the first quarter of 2023 and 2022, global systemwide sales increased 10.0% and 4.2%, respectively, U.S. systemwide sales increased 8.6% and 2.4%, respectively, and international systemwide sales increased 21.0% and 19.2%, respectively, on a constant currency basis.

	First Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at January 1, 2023	403	5,591	12	1,089	7,095
Opened	1	19	—	19	39
Closed	(1)	(24)	(1)	(13)	(39)
Restaurant count at April 2, 2023	403	5,586	11	1,095	7,095

Sales	First Quarter
	2023	2022	Change
Sales	$227.9	$209.3	$18.6

The increase in sales during the first quarter of 2023 was primarily due to (1) a 7.4% increase in Company-operated same-restaurant sales of $14.9 million and (2) net new restaurant development compared with the first quarter of 2022 of $4.2 million. Company-operated same-restaurant sales increased due to higher average check, partially offset by a decrease in customer count.

Franchise Royalty Revenue and Fees	First Quarter
	2023	2022	Change
Franchise royalty revenue	$122.2	$111.7	$10.5
Franchise fees	19.5	17.2	2.3
	$141.7	$128.9	$12.8

Franchise royalty revenue during the first quarter of 2023 increased $10.5 million, of which (1) $8.8 million was due to an 8.0% increase in global franchise same-restaurant sales and (2) $2.0 million was due to net new restaurant development compared with the first quarter of 2022. Franchise same-restaurant sales during the first quarter of 2023 increased due to (1) higher average check and (2) an increase in customer count.

The increase in franchise fees during the first quarter of 2023 was primarily due to (1) higher fees for providing information technology services to franchisees of $0.9 million and (2) higher other miscellaneous franchise fees of $0.9 million.

Franchise Rental Income	First Quarter
	2023	2022	Change
Franchise rental income	$57.8	$57.9	$(0.1)

The decrease in franchise rental income during the first quarter of 2023 was primarily due to the impact of assigning fewer leases to franchisees during 2023 compared with 2022.

Advertising Funds Revenue	First Quarter
	2023	2022	Change
Advertising funds revenue	$101.4	$92.5	$8.9

The increase in advertising funds revenue during the first quarter of 2023 was primarily due to an increase in franchise same-restaurant sales in the U.S. and Canada.

Cost of Sales, as a Percent of Sales	First Quarter
	2023	2022	Change
Food and paper	32.4%	32.6%	(0.2)%
Restaurant labor	32.3%	33.7%	(1.4)%
Occupancy, advertising and other operating costs	21.5%	22.1%	(0.6)%
	86.2%	88.4%	(2.2)%

The decrease in cost of sales, as a percent of sales, during the first quarter of 2023 was primarily due to higher average check. This impact was partially offset by (1) higher commodity costs, (2) an increase in restaurant labor rates, (3) a decrease in customer count and (4) the impact of the Company’s investments to support the entry into the U.K. market and additional inflationary pressures in the U.K.

Franchise Support and Other Costs	First Quarter
	2023	2022	Change
Franchise support and other costs	$13.3	$11.8	$1.5

The increase in franchise support and other costs during the first quarter of 2023 was primarily due to an increase in costs incurred to provide information technology and other services to franchisees.

Franchise Rental Expense	First Quarter
	2023	2022	Change
Franchise rental expense	$30.6	$28.9	$1.7

The increase in franchise rental expense during the first quarter of 2023 was primarily due to the impact of assigning fewer leases to franchisees during 2023 compared with 2022.

Advertising Funds Expense	First Quarter
	2023	2022	Change
Advertising funds expense	$101.7	$97.8	$3.9

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. The Company expects advertising funds expense to be lower than advertising funds revenue by approximately $3.0 million for 2023, which includes the amount by which advertising funds expense exceeded advertising funds revenue in prior years (excluding the Company’s funding of incremental advertising) of approximately $5.0 million, partially offset by the Company’s planned incremental funding of advertising in Canada of approximately $2.0 million.

During the first quarter of 2023, advertising funds expense increased due to an increase in franchise same-restaurant sales in the U.S. and Canada, partially offset by a decrease in the Company’s funding of incremental advertising.

General and Administrative	First Quarter
	2023	2022 (a)	Change
Share-based compensation	$3.8	$6.3	$(2.5)
Professional fees	15.0	13.5	1.5
Incentive compensation	7.5	6.2	1.3
Other, net	36.0	36.3	(0.3)
	$62.3	$62.3	$—
_______________

(a)Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.

General and administrative expenses during the first quarter of 2023 were flat compared with the first quarter of 2022, primarily due to a decrease in share-based compensation, offset by (1) higher professional fees, reflecting higher information technology-related costs, and (2) an increase in incentive compensation accruals.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	First Quarter
	2023	2022	Change
Restaurants	$20.9	$21.8	$(0.9)
Technology support, corporate and other	12.6	11.4	1.2
	$33.5	$33.2	$0.3

The increase in depreciation and amortization during the first quarter of 2023 was primarily due to depreciation and amortization for technology investments and new restaurant assets, partially offset by assets becoming fully depreciated.

Amortization of Cloud Computing Arrangements	First Quarter
	2023	2022	Change
Amortization of cloud computing arrangements	$1.6	$—	$1.6

Amortization of cloud computing arrangements primarily represents amortization of assets associated with the Company’s enterprise resource planning (“ERP”) system implementation completed in the third quarter of 2022.

System Optimization Gains, Net	First Quarter
	2023	2022	Change
System optimization gains, net	$—	$(3.5)	$3.5

System optimization gains, net for the first quarter of 2022 were primarily comprised of post-closing adjustments on previous sales of restaurants. See Note 3 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Reorganization and Realignment Costs	First Quarter
	2023	2022	Change
Organizational redesign	$6.7	$—	$6.7
Other reorganization and realignment plans	0.1	0.5	(0.4)
	$6.8	$0.5	$6.3

During the three months ended April 2, 2023, the Company recognized costs totaling $6.7 million under the Organizational Redesign Plan, which primarily included severance and related employee costs of $5.5 million and share-based compensation of $0.8 million. See Note 4 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Costs incurred under the Company’s other reorganization and realignment plans were not material during the first quarter of 2023 and 2022. The Company does not expect to incur any material additional costs under these plans.

Impairment of Long-Lived Assets	First Quarter
	2023	2022	Change
Impairment of long-lived assets	$0.4	$0.6	$(0.2)

The decrease in impairment charges during the first quarter of 2023 was primarily driven by lease modifications associated with restaurants leased or subleased to franchisees in the prior year.

Other Operating Income, Net	First Quarter
	2023	2022	Change
Lease buyout	$(0.2)	$(0.8)	$0.6
Gains on sales-type leases	(0.1)	(0.5)	0.4
Equity in earnings in joint ventures, net	(2.1)	(1.7)	(0.4)
	$(2.4)	$(3.0)	$0.6

The decrease in other operating income, net during the first quarter of 2023 was primarily due to (1) lower lease buyout activity and (2) lower gains on sales-type leases. These decreases were partially offset by an increase in the equity in earnings from our TimWen joint venture.

Interest Expense, Net	First Quarter
	2023	2022	Change
Interest expense, net	$31.7	$26.4	$5.3

The increase in interest expense, net during the first quarter of 2023 was primarily due to the impact of completing a debt financing transaction under the Company’s securitized financing facility in the first quarter of 2022.

Loss on Early Extinguishment of Debt	First Quarter
	2023	2022	Change
Loss on early extinguishment of debt	$1.3	$—	$1.3

During the first quarter of 2023, the Company incurred a loss on early extinguishment of debt of $1.3 million due to the repurchase of $31.6 million in principal of the Company’s 7% debentures.

Investment (Loss) Income, Net	First Quarter
	2023	2022	Change
Investment (loss) income, net	$(3.6)	$2.1	$(5.7)

During the first quarter of 2023, the Company recorded a loss of $3.6 million due to an impairment charge for the difference between the estimated fair value and the carrying value of an investment in equity securities. During the first quarter of 2022, the Company recognized a gain of $2.1 million on an investment in equity securities as a result of an observable price change.

Other Income, Net	First Quarter
	2023	2022	Change
Other income, net	$7.4	$0.2	$7.2

The increase in other income, net during the first quarter of 2023 was primarily due to interest income earned on our cash equivalents, which increased as a result of cash received from our debt financing transaction under the Company’s securitized financing facility in the first quarter of 2022.

Provision for Income Taxes	First Quarter
	2023	2022	Change
Income before income taxes	$55.3	$50.8	$4.5
Provision for income taxes	(15.5)	(13.4)	(2.1)
Effective tax rate on income	28.0%	26.4%	1.6%

Our effective tax rates for the first quarter of 2023 and 2022 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The increase in the effective tax rate for the first quarter of 2023 compared with the first quarter of 2022 was primarily due to a one-time adjustment to our foreign deferred income taxes related to prior periods. This unfavorable adjustment was partially offset by state income taxes, including discrete changes to state deferred income taxes.

Segment Information

See Note 17 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	First Quarter
	2023	2022	Change
Sales	$222.6	$206.5	$16.1
Franchise royalty revenue	106.4	97.9	8.5
Franchise fees	17.3	15.4	1.9
Advertising fund revenue	94.7	87.5	7.2
Total revenues	$441.0	$407.3	$33.7
Segment profit	$125.2	$104.8	$20.4

The increase in Wendy’s U.S. revenues during the first quarter of 2023 was primarily due to an increase in same-restaurant sales. Same-restaurant sales increased during the first quarter of 2023 primarily due to (1) higher average check and (2) an increase in customer count.

The increase in Wendy’s U.S. segment profit during the first quarter of 2023 was primarily due to (1) higher revenues, (2) lower cost of sales, as a percent of sales for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales” (excluding the impact of the U.K. market) and (3) a decrease in the recognition of the Company’s funding of incremental advertising.

Wendy’s International

	First Quarter
	2023	2022	Change
Sales	$5.3	$2.8	$2.5
Franchise royalty revenue	15.8	13.8	2.0
Franchise fees	1.5	1.3	0.2
Advertising fund revenue	6.7	5.0	1.7
Total revenues	$29.3	$22.9	$6.4
Segment profit	$7.4	$5.5	$1.9

The increase in Wendy’s International revenues during the first quarter of 2023 was primarily due to (1) net new restaurant development in the U.K. and (2) an increase in same-restaurant sales. Same-restaurant sales increased during the first quarter of 2023 due to (1) an increase in customer count and (2) higher average check.

The increase in Wendy’s International segment profit during the first quarter of 2023 was primarily due to higher revenues, partially offset by the Company’s investments to support the entry into the U.K. market and inflationary pressures in the U.K.

Global Real Estate & Development

	First Quarter
	2023	2022	Change
Franchise fees	$0.7	$0.5	$0.2
Franchise rental income	57.8	57.9	(0.1)
Total revenues	$58.5	$58.4	$0.1
Segment profit	$25.1	$27.6	$(2.5)

The increase in Global Real Estate & Development revenues during the first quarter of 2023 was primarily due to higher franchise development-related fees.

The decrease in Global Real Estate & Development segment profit during the first quarter of 2023 was primarily due to an increase in franchise rental expense. See “Franchise Rental Expense” above for further information.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Our principal uses of cash are operating expenses, capital expenditures, repurchases of common stock, dividends to stockholders and repurchases of debt.

Our anticipated cash requirements for the remainder of 2023, exclusive of operating cash flow requirements, consist principally of:

•capital expenditures of approximately $63.0 million to $73.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $75.0 million to $85.0 million;

•cash dividends aggregating approximately $158.1 million as discussed below in “Dividends;”

•stock repurchases under the Company’s January 2023 Authorization as discussed below in “Stock Repurchases;” and

•debt repurchases of up to $43.4 million as discussed below in “Long-Term Debt, Including Current Portion.”

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

The table below summarizes our cash flows from operating, investing and financing activities for the first three months of 2023 and 2022:

	First Quarter
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$53.0	$21.0	$32.0
Investing activities	(12.1)	(13.0)	0.9
Financing activities	(132.3)	452.8	(585.1)
Effect of exchange rate changes on cash	0.2	0.2	—
Net (decrease) increase in cash, cash equivalents and restricted cash	$(91.2)	$461.0	$(552.2)

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $53.0 million and $21.0 million in the first quarter of 2023 and 2022, respectively. The change was primarily due to (1) a decrease in payments for incentive compensation, (2) higher net income, adjusted for non-cash expenses, and (3) the timing of payments for marketing expenses of the national advertising funds. These changes were partially offset by the timing of receipt of franchisee rental payments in the first quarter of 2022.

Investing Activities

Cash used in investing activities was $12.1 million and $13.0 million in the first quarter of 2023 and 2022, respectively. The change was primarily due to a decrease in expenditures associated with the Company’s franchise development fund of $0.7 million.

Financing Activities

Cash (used in) provided by financing activities was $(132.3) million and $452.8 million in the first quarter of 2023 and 2022, respectively. The change was primarily due to (1) a net increase in cash used in long-term debt activities of $522.9 million, reflecting the respective impacts of the completion of the Company’s debt financing transaction during the first quarter of 2022 and repurchases of the Company’s 7% debentures during the first quarter of 2023, (2) an increase in the repurchases of common stock of $36.7 million and (3) an increase in dividends of $26.2 million.

Long-Term Debt, Including Current Portion

During the three months ended April 2, 2023, Wendy’s repurchased $31.6 million in principal of its 7% debentures at par value.

We may from time to time seek to repurchase additional portions of our outstanding long-term debt, including our 7% debentures and/or our senior secured notes, through open market purchases, privately negotiated transactions or otherwise. In February 2023, our Board of Directors authorized additional debt repurchases through February 2024, resulting in total debt repurchases of up to $75.0 million in 2023. As of April 2, 2023, the Company had $43.4 million of additional debt repurchases remaining under the authorization. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Whether or not to repurchase any debt and the size and timing of any such repurchases will be determined at our discretion.

Except as described above, there were no material changes to the Company’s debt obligations since January 1, 2023. The Company was in compliance with its debt covenants as of April 2, 2023. See Note 6 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Dividends

On March 15, 2023, the Company paid quarterly cash dividends per share of $.25, aggregating $53.1 million. On May 10, 2023, the Company announced a dividend of $.25 per share to be paid on June 15, 2023 to stockholders of record as of June 1, 2023. If the Company pays regular quarterly cash dividends for the remainder of 2023 at the same rate as declared in the second quarter of 2023, the Company’s total cash requirement for dividends for the remainder of 2023 will be approximately $158.1 million based on the number of shares of its common stock outstanding at May 3, 2023. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). In connection with the January 2023 Authorization, the remaining portion of the previous February 2022 authorization for $250.0 million was canceled. During the three months ended April 2, 2023, the Company repurchased 1.8 million shares under the January 2023 Authorization with an aggregate purchase price of $38.8 million, of which $2.1 million was accrued as of April 2, 2023, and excluding commissions. As of April 2, 2023, the Company had $461.2 million of availability remaining under the January 2023 Authorization. Subsequent to April 2, 2023 through May 3, 2023, the Company repurchased 1.1 million shares under the January 2023 Authorization with an aggregate purchase price of $23.6 million, excluding commissions.

Cloud Computing Arrangements

In addition to the anticipated cash requirements for capital expenditures noted above in “Cash Flows,” the Company expects to spend approximately $25.0 million during 2023 on cloud computing arrangements (“CCA”), primarily related to the Company’s human capital management system implementation. The Company’s cash expenditures related to CCA amounted to $6.6 million during the three months ended April 2, 2023.

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during the three months ended April 2, 2023, and we expect this to continue throughout the remainder of 2023. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases and product mix. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of April 2, 2023, there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended January 1, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of April 2, 2023. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of April 2, 2023, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the first quarter of 2023 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•the disruption to our business from the COVID-19 pandemic and the impact of the pandemic on our results of operations, financial condition and prospects;

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

•risks associated with our organizational redesign; and

•other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K filed with the SEC on March 1, 2023 (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the SEC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first quarter of 2023:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
January 2, 2023 through February 5, 2023	412,675	$22.38	318,041	$492,952,784
February 6, 2023 through March 5, 2023	499,065	$22.42	432,000	$483,244,922
March 6, 2023 through April 2, 2023	1,044,961	$21.12	1,043,972	$461,214,676
Total	1,956,701	$21.72	1,794,013	$461,214,676

(1)Represents shares of common stock reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible.

Subsequent to April 2, 2023 through May 3, 2023, the Company repurchased 1.1 million shares under the January 2023 Authorization with an aggregate purchase price of $23.6 million, excluding commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Form of Long-Term Performance Unit Award Agreement for 2023 under The Wendy’s Company 2020 Omnibus Award Plan.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2023 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2023, formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: May 10, 2023	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: May 10, 2023	By: /s/ Suzanne M. Thuerk
Suzanne M. Thuerk
Chief Accounting Officer
(Principal Accounting Officer)