Form 10-Q
period 2023-07-02
Wendy's Co
filed 2023-08-09
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2023

or

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
Yes ☐ No ☒

There were 209,288,141 shares of The Wendy’s Company common stock outstanding as of August 2, 2023.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	July 2, 2023	January 1, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$635,433	$745,889
Restricted cash	36,091	35,203
Accounts and notes receivable, net	142,590	116,426
Inventories	6,549	7,129
Prepaid expenses and other current assets	29,925	26,963
Advertising funds restricted assets	116,858	126,673
Total current assets	967,446	1,058,283
Properties	888,798	895,778
Finance lease assets	227,994	234,570
Operating lease assets	728,362	754,498
Goodwill	773,686	773,088
Other intangible assets	1,231,823	1,248,800
Investments	35,883	46,028
Net investment in sales-type and direct financing leases	315,944	317,337
Other assets	183,817	170,962
Total assets	$5,353,753	$5,499,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,250	$29,250
Current portion of finance lease liabilities	19,213	18,316
Current portion of operating lease liabilities	49,161	48,120
Accounts payable	38,640	43,996
Accrued expenses and other current liabilities	132,440	116,010
Advertising funds restricted liabilities	121,217	132,307
Total current liabilities	389,921	387,999
Long-term debt	2,781,096	2,822,196
Long-term finance lease liabilities	567,475	571,877
Long-term operating lease liabilities	764,625	792,051
Deferred income taxes	275,086	270,421
Deferred franchise fees	89,729	90,231
Other liabilities	94,706	98,849
Total liabilities	4,962,638	5,033,624
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 209,969 and 213,101 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,945,754	2,937,885
Retained earnings	408,449	414,749
Common stock held in treasury, at cost; 260,455 and 257,323 shares, respectively	(2,951,061)	(2,869,780)
Accumulated other comprehensive loss	(59,069)	(64,176)
Total stockholders’ equity	391,115	465,720
Total liabilities and stockholders’ equity	$5,353,753	$5,499,344

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(Unaudited)
Revenues:
Sales	$240,688	$230,869	$468,637	$440,144
Franchise royalty revenue and fees	153,048	143,436	294,725	272,412
Franchise rental income	58,033	58,610	115,840	116,481
Advertising funds revenue	109,796	104,868	211,170	197,389
	561,565	537,783	1,090,372	1,026,426
Costs and expenses:
Cost of sales	201,010	197,285	397,546	382,338
Franchise support and other costs	13,787	9,912	27,047	21,728
Franchise rental expense	32,396	32,076	63,025	61,012
Advertising funds expense	109,618	110,973	211,279	208,773
General and administrative	62,742	61,637	125,018	123,983
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	33,498	33,428	66,970	66,659
Amortization of cloud computing arrangements	2,266	—	3,848	—
System optimization losses (gains), net	6	(152)	1	(3,686)
Reorganization and realignment costs	681	156	7,489	620
Impairment of long-lived assets	78	1,860	454	2,476
Other operating income, net	(3,791)	(5,673)	(6,057)	(8,639)
	452,291	441,502	896,620	855,264
Operating profit	109,274	96,281	193,752	171,162
Interest expense, net	(31,136)	(32,125)	(62,841)	(58,490)
Loss on early extinguishment of debt	—	—	(1,266)	—
Investment (loss) income, net	(6,827)	(4)	(10,389)	2,107
Other income, net	7,573	1,238	14,909	1,445
Income before income taxes	78,884	65,390	134,165	116,224
Provision for income taxes	(19,252)	(17,239)	(34,712)	(30,671)
Net income	$59,632	$48,151	$99,453	$85,553

Net income per share:
Basic	$.28	$.23	$.47	$.40
Diluted	.28	.22	.46	.39

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
	(Unaudited)
Net income	$59,632	$48,151	$99,453	$85,553
Other comprehensive income (loss):
Foreign currency translation adjustment	4,949	(7,455)	5,107	(6,337)
Other comprehensive income (loss)	4,949	(7,455)	5,107	(6,337)
Comprehensive income	$64,581	$40,696	$104,560	$79,216

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at January 1, 2023	$47,042	$2,937,885	$414,749	$(2,869,780)	$(64,176)	$465,720
Net income	—	—	39,821	—	—	39,821
Other comprehensive income	—	—	—	—	158	158
Cash dividends	—	—	(53,103)	—	—	(53,103)
Repurchases of common stock	—	—	—	(38,810)	—	(38,810)
Share-based compensation	—	4,609	—	—	—	4,609
Common stock issued upon exercises of stock options	—	808	—	1,808	—	2,616
Common stock issued upon vesting of restricted shares	—	(2,222)	—	678	—	(1,544)
Other	—	58	(22)	54	—	90
Balance at April 2, 2023	$47,042	$2,941,138	$401,445	$(2,906,050)	$(64,018)	$419,557
Net income	—	—	59,632	—	—	59,632
Other comprehensive income	—	—	—	—	4,949	4,949
Cash dividends	—	—	(52,612)	—	—	(52,612)
Repurchases of common stock	—	—	—	(50,183)	—	(50,183)
Share-based compensation	—	5,609	—	—	—	5,609
Common stock issued upon exercises of stock options	—	1,136	—	3,829	—	4,965
Common stock issued upon vesting of restricted shares	—	(2,182)	—	1,283	—	(899)
Other	—	53	(16)	60	—	97
Balance at July 2, 2023	$47,042	$2,945,754	$408,449	$(2,951,061)	$(59,069)	$391,115

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

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	July 2, 2023	July 3, 2022
	(Unaudited)
Cash flows from operating activities:
Net income	$99,453	$85,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	66,970	66,659
Amortization of cloud computing arrangements	3,848	—
Share-based compensation	10,218	12,470
Impairment of long-lived assets	454	2,476
Deferred income tax	4,254	7,306
Non-cash rental expense, net	19,552	16,684
Change in operating lease liabilities	(23,528)	(22,913)
Net receipt of deferred vendor incentives	6,881	5,039
System optimization losses (gains), net	1	(3,686)
Distributions received from joint ventures, net of equity in earnings	542	1,108
Long-term debt-related activities, net	5,334	3,731
Cloud computing arrangements expenditures	(16,817)	(13,213)
Changes in operating assets and liabilities and other, net	(35,658)	(63,019)
Net cash provided by operating activities	141,504	98,195
Cash flows from investing activities:
Capital expenditures	(30,164)	(30,941)
Franchise development fund	(395)	(1,312)
Dispositions	280	1,016
Notes receivable, net	1,335	2,445
Net cash used in investing activities	(28,944)	(28,792)
Cash flows from financing activities:
Proceeds from long-term debt	—	500,000
Repayments of long-term debt	(46,434)	(12,125)
Repayments of finance lease liabilities	(12,336)	(9,495)
Deferred financing costs	—	(10,232)
Repurchases of common stock	(86,930)	(51,950)
Dividends	(105,715)	(53,546)
Proceeds from stock option exercises	7,847	1,959
Payments related to tax withholding for share-based compensation	(2,708)	(1,904)
Net cash (used in) provided by financing activities	(246,276)	362,707
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(133,716)	432,110
Effect of exchange rate changes on cash	2,161	(2,428)
Net (decrease) increase in cash, cash equivalents and restricted cash	(131,555)	429,682
Cash, cash equivalents and restricted cash at beginning of period	831,801	366,966
Cash, cash equivalents and restricted cash at end of period	$700,246	$796,648

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of July 2, 2023, the results of our operations for the three and six months ended July 2, 2023 and July 3, 2022 and cash flows for the six months ended July 2, 2023 and July 3, 2022. The results of operations for the six months ended July 2, 2023 are not necessarily indicative of the results to be expected for the full 2023 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 (the “Form 10-K”).

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

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended July 2, 2023
Sales at Company-operated restaurants	$234,862	$5,826	$—	$240,688
Franchise royalty revenue	114,921	17,207	—	132,128
Franchise fees	17,461	1,395	2,064	20,920
Franchise rental income	—	—	58,033	58,033
Advertising funds revenue	101,509	8,287	—	109,796
Total revenues	$468,753	$32,715	$60,097	$561,565

Three Months Ended July 3, 2022
Sales at Company-operated restaurants	$227,903	$2,966	$—	$230,869
Franchise royalty revenue	108,872	16,141	—	125,013
Franchise fees	15,986	1,167	1,270	18,423
Franchise rental income	—	—	58,610	58,610
Advertising funds revenue	97,679	7,189	—	104,868
Total revenues	$450,440	$27,463	$59,880	$537,783

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Six Months Ended July 2, 2023
Sales at Company-operated restaurants	$457,494	$11,143	$—	$468,637
Franchise royalty revenue	221,260	33,018	—	254,278
Franchise fees	34,733	2,918	2,796	40,447
Franchise rental income	—	—	115,840	115,840
Advertising funds revenue	196,254	14,916	—	211,170
Total revenues	$909,741	$61,995	$118,636	$1,090,372

Six Months Ended July 3, 2022
Sales at Company-operated restaurants	$434,404	$5,740	$—	$440,144
Franchise royalty revenue	206,792	29,966	—	236,758
Franchise fees	31,391	2,438	1,825	35,654
Franchise rental income	—	—	116,481	116,481
Advertising funds revenue	185,164	12,225	—	197,389
Total revenues	$857,751	$50,369	$118,306	$1,026,426

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	July 2, 2023 (a)	January 1, 2023 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$57,305	$54,497
Receivables, which are included in “Advertising funds restricted assets”	71,927	70,422
Deferred franchise fees (c)	100,239	99,208
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)The current portion of deferred franchise fees is included in “Accrued expenses and other current liabilities” and the long-term portion of deferred franchise fees is included in “Deferred franchise fees” and totaled $10,510 and $89,729, respectively, as of July 2, 2023, and $8,977 and $90,231, respectively, as of January 1, 2023.

Significant changes in deferred franchise fees are as follows:

	Six Months Ended
	July 2, 2023	July 3, 2022
Deferred franchise fees at beginning of period	$99,208	$97,186
Revenue recognized during the period	(6,591)	(5,037)
New deferrals due to cash received and other	7,622	6,959
Deferred franchise fees at end of period	$100,239	$99,108

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2023 (a)	$8,092
2024	5,979
2025	5,821
2026	5,690
2027	5,609
Thereafter	69,048
$100,239
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2023, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

(3) System Optimization Losses (Gains), Net

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of January 1, 2017, the Company achieved its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base and drive new restaurant development. During the six months ended July 2, 2023 and July 3, 2022, the Company facilitated 88 and 46 Franchise Flips, respectively.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Post-closing adjustments on sales of restaurants (a)	$—	$75	$—	$3,522
(Loss) gain on sales of other assets, net (b)	(6)	77	(1)	164
System optimization (losses) gains, net	$(6)	$152	$(1)	$3,686
_______________

(a)Represents the recognition of deferred gains as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

(b)During the six months ended July 2, 2023, the Company received net cash proceeds of $280 primarily from the sale of surplus and other properties. During the three and six months ended July 3, 2022, the Company received net cash proceeds of $690 and $858, respectively, primarily from the sale of surplus and other properties.

The Company also received cash proceeds of $63 and $158 during the three and six months ended July 3, 2022, respectively, related to a note receivable issued in connection with the sale of the Manhattan Company-operated restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Assets Held for Sale

As of July 2, 2023 and January 1, 2023, the Company had assets held for sale of $1,379 and $1,661, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(4) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Organizational redesign	$670	$—	$7,407	$—
Other reorganization and realignment plans	11	156	82	620
Reorganization and realignment costs	$681	$156	$7,489	$620

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). As a result of the Organizational Redesign Plan, the Company expects to hold its general and administrative expense in 2023 and 2024 relatively flat compared with 2022. The Company expects to incur total costs of approximately $11,000 to $13,000 related to the Organizational Redesign Plan. During the six months ended July 2, 2023, the Company recognized costs totaling $7,407, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $3,500 to $5,500, comprised of (1) severance and related employee costs of approximately $2,500, (2) recruitment and relocation costs of approximately $800, (3) third-party and other costs of approximately $300 and (4) share-based compensation of approximately $1,000. The Company expects costs related to the Organizational Redesign Plan to continue into 2026, with approximately three-fourths of the total costs to be recognized during 2023.

The following is a summary of the costs recorded as a result of the Organizational Redesign Plan:

	Three Months Ended	Six Months Ended
	July 2, 2023	July 2, 2023
Severance and related employee costs	$21	$5,560
Recruitment and relocation costs	86	164
Third-party and other costs	386	731
	493	6,455
Share-based compensation (a)	177	952
Total organizational redesign	$670	$7,407
_______________

(a)Primarily represents the accelerated recognition of share-based compensation resulting from the termination of employees under the Organizational Redesign Plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As of July 2, 2023, the accruals for the Organizational Redesign Plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $3,038 and $117, respectively. The table below presents a rollforward of our accruals for the Organizational Redesign Plan.

	Balance January 1, 2023	Charges	Payments	Balance July 2, 2023
Severance and related employee costs	$—	$5,560	$(2,405)	$3,155
Recruitment and relocation costs	—	164	(164)	—
Third-party and other costs	—	731	(731)	—
	$—	$6,455	$(3,300)	$3,155

Other Reorganization and Realignment Plans

Costs incurred under the Company’s other reorganization and realignment plans were not material during the six months ended July 2, 2023 and July 3, 2022. The Company does not expect to incur any material additional costs under these plans.

(5) Investments

The following is a summary of the carrying value of our investments:

	July 2, 2023	January 1, 2023
Equity method investments	$34,165	$33,921
Other investments in equity securities	1,718	12,107
	$35,883	$46,028

Equity Method Investments

Wendy’s has a 50% share in a partnership in a Canadian restaurant real estate joint venture (“TimWen”) with a subsidiary of Restaurant Brands International Inc., a quick-service restaurant company that owns the Tim Hortons® brand (Tim Hortons is a registered trademark of Tim Hortons USA Inc.). The Company has significant influence over this investee. Such investment is accounted for using the equity method, under which our results of operations include our share of the income of the investee in “Other operating income, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is activity related to our investment in TimWen included in our condensed consolidated financial statements:

	Six Months Ended
	July 2, 2023	July 3, 2022
Balance at beginning of period	$33,921	$39,870

Equity in earnings for the period	6,343	5,736
Amortization of purchase price adjustments (a)	(1,373)	(1,455)
	4,970	4,281
Distributions received	(5,512)	(5,389)
Foreign currency translation adjustment included in “Other comprehensive income (loss)” and other	786	(674)
Balance at end of period	$34,165	$38,088
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

Other Investments in Equity Securities

During 2021, the Company made an investment in equity securities of $10,000 and, during the six months ended July 3, 2022, recognized a gain of $2,107 as a result of an observable price change for a similar investment of the same issuer. During the three and six months ended July 2, 2023, the Company recorded impairment charges of $6,827 and $10,389, respectively, for the difference between the estimated fair value and the carrying value of the investment.

(6) Long-Term Debt

Long-term debt consisted of the following:

	July 2, 2023	January 1, 2023
Series 2022-1 Class A-2 Notes:
4.236% Series 2022-1 Class A-2-I Notes, anticipated repayment date 2029	$99,000	$99,500
4.535% Series 2022-1 Class A-2-II Notes, anticipated repayment date 2032	396,000	398,000
Series 2021-1 Class A-2 Notes:
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	441,000	443,250
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	637,000	640,250
Series 2019-1 Class A-2 Notes:
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	362,000	364,000
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	407,250	409,500
Series 2018-1 Class A-2 Notes:
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	448,875	451,250
7% debentures, due in 2025 (a)	56,463	86,369
Unamortized debt issuance costs	(37,242)	(40,673)
	2,810,346	2,851,446
Less amounts payable within one year	(29,250)	(29,250)
Total long-term debt	$2,781,096	$2,822,196
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)Wendy’s 7% debentures are unsecured and were reduced to fair value in connection with the 2008 merger of Triarc Companies, Inc. and Wendy’s International, Inc. (the “Wendy’s Merger”). The fair value adjustment is being accreted and the related charge included in “Interest expense, net” until the debentures mature. During the six months ended July 2, 2023, Wendy’s repurchased $31,571 in principal of its 7% debentures at par value. As a result, the Company recognized a loss on early extinguishment of debt of $1,266 during the six months ended July 2, 2023.

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	July 2, 2023		January 1, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$435,451	$435,451	$560,682	$560,682	Level 1
Other investments in equity securities (a)	1,718	1,718	12,107	12,107	Level 2

Financial liabilities (b)
Series 2022-1 Class A-2-I Notes	99,000	90,268	99,500	89,401	Level 2
Series 2022-1 Class A-2-II Notes	396,000	357,430	398,000	349,444	Level 2
Series 2021-1 Class A-2-I Notes	441,000	364,795	443,250	357,304	Level 2
Series 2021-1 Class A-2-II Notes	637,000	509,919	640,250	499,011	Level 2
Series 2019-1 Class A-2-I Notes	362,000	335,140	364,000	334,334	Level 2
Series 2019-1 Class A-2-II Notes	407,250	364,611	409,500	361,875	Level 2
Series 2018-1 Class A-2-II Notes	448,875	407,758	451,250	405,809	Level 2
7% debentures, due in 2025	56,463	58,067	86,369	92,367	Level 2
_______________

(a)The fair value of our other investments in equity securities is based on our review of information provided by the investment manager, which was based on observable price changes.

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

		Fair Value Measurements
	July 2, 2023	Level 1	Level 2	Level 3
Held and used	$539	$—	$—	$539
Held for sale	475	—	—	475
Total	$1,014	$—	$—	$1,014

		Fair Value Measurements
	January 1, 2023	Level 1	Level 2	Level 3
Held and used	$4,590	$—	$—	$4,590
Held for sale	1,314	—	—	1,314
Total	$5,904	$—	$—	$5,904

(8) Impairment of Long-Lived Assets

The Company records impairment charges as a result of (1) the deterioration in operating performance of certain Company-operated restaurants, (2) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, including any subsequent lease modifications and (3) closing Company-operated restaurants and classifying such surplus properties as held for sale.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets:”

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Company-operated restaurants	$78	$1,708	$428	$2,075
Restaurants leased or subleased to franchisees	—	—	—	194
Surplus properties	—	152	26	207
	$78	$1,860	$454	$2,476

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(9) Income Taxes

The Company’s effective tax rate for the three months ended July 2, 2023 and July 3, 2022 was 24.4% and 26.4%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended July 2, 2023 primarily due to state income taxes, including discrete changes to state deferred income taxes.

The Company’s effective tax rate for the six months ended July 2, 2023 and July 3, 2022 was 25.9% and 26.4%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the six months ended July 2, 2023 primarily due to state income taxes, including discrete changes to state deferred income taxes, and a one-time adjustment to our foreign deferred income taxes related to prior periods.

There were no significant changes to the unrecognized tax benefits or related interest and penalties for the three and six months ended July 2, 2023. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $582 due to lapses of statutes of limitations.

The current portion of refundable income taxes was $14,562 and $3,236 as of July 2, 2023 and January 1, 2023, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of July 2, 2023 and January 1, 2023.

(10) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income	$59,632	$48,151	$99,453	$85,553

Common stock:
Weighted average basic shares outstanding	210,624	213,673	211,585	214,646
Dilutive effect of stock options and restricted shares	2,304	1,569	2,393	2,058
Weighted average diluted shares outstanding	212,928	215,242	213,978	216,704

Net income per share:
Basic	$.28	$.23	$.47	$.40
Diluted	$.28	$.22	$.46	$.39

Basic net income per share for the three and six months ended July 2, 2023 and July 3, 2022 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 4,420 and 4,476 for the three and six months ended July 2, 2023, respectively, and 5,538 and 4,417 for the three and six months ended July 3, 2022, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(11) Stockholders’ Equity

Dividends

During each of the first and second quarters of 2023, the Company paid dividends per share of $.25. During each of the first and second quarters of 2022, the Company paid dividends per share of $.125.

Repurchases of Common Stock

In January 2023, our Board of Directors authorized a repurchase program for up to $500,000 of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the six months ended July 2, 2023, the Company repurchased 4,023 shares under the January 2023 Authorization with an aggregate purchase price of $88,254, of which $1,380 was accrued as of July 2, 2023, and excluding excise tax of $683 and commissions of $56. As of July 2, 2023, the Company had $411,746 of availability remaining under the January 2023 Authorization. Subsequent to July 2, 2023 through August 2, 2023, the Company repurchased 706 shares under the January 2023 Authorization with an aggregate purchase price of $15,163, excluding applicable excise tax and commissions of $10.

In February 2022, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through February 28, 2023, when and if market conditions warranted and to the extent legally permissible (the “February 2022 Authorization”). In April 2022, the Company’s Board of Directors approved an increase of $150,000 to the February 2022 Authorization, resulting in an aggregate authorization of $250,000 that was set to expire on February 28, 2023. During the six months ended July 3, 2022, the Company repurchased 2,759 shares under the February 2022 Authorization with an aggregate purchase price of $51,911, excluding commissions of $39. In connection with the January 2023 Authorization, the remaining portion of the February 2022 Authorization was canceled.

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

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Six Months Ended
	July 2, 2023	July 3, 2022
Balance at beginning of period	$(64,176)	$(48,200)
Foreign currency translation	5,107	(6,337)
Balance at end of period	$(59,069)	$(54,537)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At July 2, 2023, Wendy’s and its franchisees operated 7,115 Wendy’s restaurants. Of the 414 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 159 restaurants, owned the building and held long-term land leases for 144 restaurants and held leases covering the land and building for 111 restaurants. Wendy’s also owned 488 and leased 1,189 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Finance lease cost:
Amortization of finance lease assets	$4,058	$4,106	$8,121	$8,170
Interest on finance lease liabilities	10,743	10,693	21,493	21,338
	14,801	14,799	29,614	29,508
Operating lease cost	21,429	22,324	42,878	42,985
Variable lease cost (a)	17,519	16,456	33,600	31,259
Short-term lease cost	1,461	1,405	2,967	2,838
Total operating lease cost (b)	40,409	40,185	79,445	77,082
Total lease cost	$55,210	$54,984	$109,059	$106,590
_______________

(a)Includes expenses for executory costs of $10,172 and $9,245 for the three months ended July 2, 2023 and July 3, 2022, respectively, and $20,020 and $18,853 for the six months ended July 2, 2023 and July 3, 2022, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $32,329 and $32,071 for the three months ended July 2, 2023 and July 3, 2022, respectively, and $62,927 and $60,996 for the six months ended July 2, 2023 and July 3, 2022, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $7,546 and $7,479 for the three months ended July 2, 2023 and July 3, 2022, respectively, and $15,411 and $14,773 for the six months ended July 2, 2023 and July 3, 2022, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessor

The components of lease income are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Sales-type and direct-financing leases:
Selling profit	$1,072	$1,677	$1,201	$2,157
Interest income (a)	7,868	7,753	15,730	15,493

Operating lease income	40,629	42,174	82,785	85,488
Variable lease income	17,404	16,436	33,055	30,993
Franchise rental income (b)	$58,033	$58,610	$115,840	$116,481
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $42,961 and $43,689 recognized during the three months ended July 2, 2023 and July 3, 2022, respectively, and $85,912 and $86,854 recognized during the six months ended July 2, 2023 and July 3, 2022, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $10,115 and $9,250 for the three months ended July 2, 2023 and July 3, 2022, respectively, and $19,893 and $18,785 for the six months ended July 2, 2023 and July 3, 2022, respectively.

(13) Supplemental Cash Flow Information

The following table includes supplemental non-cash investing and financing activities:

	Six Months Ended
	July 2, 2023	July 3, 2022
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$11,422	$5,955
Finance leases	8,257	18,984

The following table includes a reconciliation of cash, cash equivalents and restricted cash:

	July 2, 2023	January 1, 2023
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$635,433	$745,889
Restricted cash	36,091	35,203
Restricted cash, included in Advertising funds restricted assets	28,722	50,709
Total cash, cash equivalents and restricted cash	$700,246	$831,801

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

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $10,140 and $9,601 under these lease agreements during the six months ended July 2, 2023 and July 3, 2022, respectively, which has been recorded to “Franchise rental expense.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $121 and $111 during the six months ended July 2, 2023 and July 3, 2022, respectively, which has been included as a reduction to “General and administrative.”

Transactions with Yellow Cab

Certain family members and affiliates of Mr. Nelson Peltz, our Chairman, and Mr. Peter May, our Senior Vice Chairman, as well as Mr. Matthew Peltz, our Vice Chairman, hold indirect, minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”) and operating companies managed by Yellow Cab, a Wendy’s franchisee, that as of July 2, 2023 owned and operated 83 Wendy’s restaurants. During the six months ended July 2, 2023 and July 3, 2022, the Company recognized $7,411 and $6,476, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. As of July 2, 2023 and January 1, 2023, $1,130 and $1,125, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

Transactions with AMC

In February 2023, Ms. Kristin Dolan, a director of the Company, was appointed as the Chief Executive Officer of AMC Networks Inc. (“AMC”). During the six months ended July 2, 2023, the Company purchased approximately $1,200 of advertising time from a subsidiary of AMC. As of July 2, 2023, approximately $850 was due to AMC for advertising time, which is included in “Advertising funds restricted liabilities.”

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

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $95,523 as of July 2, 2023. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of July 2, 2023. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of July 2, 2023.

Letters of Credit

As of July 2, 2023, the Company had outstanding letters of credit with various parties totaling $28,847. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Variable Funding Senior Secured Notes, Class A-1. We do not expect any material loss to result from these letters of credit.

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

(17) Segment Information

Revenues by segment are as follows:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Wendy’s U.S.	$468,753	$450,440	$909,741	$857,751
Wendy’s International	32,715	27,463	61,995	50,369
Global Real Estate & Development	60,097	59,880	118,636	118,306
Total revenues	$561,565	$537,783	$1,090,372	$1,026,426

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Wendy’s U.S. (a)	$142,947	$126,999	$268,177	$231,823
Wendy’s International (b)	8,531	9,350	15,977	14,803
Global Real Estate & Development	26,534	27,283	51,602	54,890
Total segment profit	178,012	163,632	$335,756	$301,516
Unallocated franchise support and other costs	23	—	23	6
Advertising funds surplus (deficit)	1,315	(1,375)	2,421	(2,618)
Unallocated general and administrative (c)	(33,653)	(30,989)	(65,814)	(61,994)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(33,498)	(33,428)	(66,970)	(66,659)
Amortization of cloud computing arrangements	(2,266)	—	(3,848)	—
System optimization (losses) gains, net	(6)	152	(1)	3,686
Reorganization and realignment costs	(681)	(156)	(7,489)	(620)
Impairment of long-lived assets	(78)	(1,860)	(454)	(2,476)
Unallocated other operating income, net	106	305	128	321
Interest expense, net	(31,136)	(32,125)	(62,841)	(58,490)
Loss on early extinguishment of debt	—	—	(1,266)	—
Investment (loss) income, net	(6,827)	(4)	(10,389)	2,107
Other income, net	7,573	1,238	14,909	1,445
Income before income taxes	$78,884	$65,390	$134,165	$116,224
_______________

(a)Wendy’s U.S. includes advertising funds expense of $2,766 and $5,322 for the three and six months ended July 3, 2022, respectively, related to the Company’s funding of incremental advertising.

(b)Wendy’s International includes advertising funds expense of $658 and $1,206 for the three and six months ended July 2, 2023, respectively, and $1,084 and $1,922 for the three and six months ended July 3, 2022, respectively, related to the Company’s funding of incremental advertising. In addition, Wendy’s International includes other international-related advertising deficit of $479 and $1,324 for the three and six months ended July 2, 2023, respectively, and $880 and $1,522 for the three and six months ended July 3, 2022, respectively.

(c)Includes corporate overhead costs, such as employee compensation and related benefits.

(18) New Accounting Standards

New Accounting Standards

Common-Control Lease Arrangements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued an update to amend certain lease accounting guidance that applies to arrangements between related parties under common control. The amendment requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the useful life of the improvements to the common-control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The standard is effective beginning with our 2024 fiscal year. The Company does not expect the guidance to have a material impact on our condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

New Accounting Standards Adopted

Reference Rate Reform

In March 2020, the FASB issued guidance to provide temporary optional expedients and exceptions to current reference rate reform guidance to ease the financial reporting burdens related to the market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. During the three months ended July 2, 2023, certain of the Company’s subsidiaries executed amendments to the 2021-1 Variable Funding Senior Secured Notes, Class A-1 and the U.S. advertising fund revolving line of credit to transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”), plus any applicable margin. In connection with these contract amendments, the Company adopted the reference rate reform guidance during the second quarter of 2023. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 (the “Form 10-K”). There have been no material changes as of July 2, 2023 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic share, and the third largest globally with 7,115 restaurants in the U.S. and 32 foreign countries and U.S. territories as of July 2, 2023.

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

Executive Overview

Our Business

As of July 2, 2023, the Wendy’s restaurant system was comprised of 7,115 restaurants, with 5,993 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 403 were operated by the Company and 5,590 were operated by a total of 216 franchisees. In addition, at July 2, 2023, there were 1,122 Wendy’s restaurants in operation in 32 foreign countries and U.S. territories. Of the international restaurants, 1,111 were operated by a total of 105 franchisees and 11 were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of July 2, 2023.

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

Second Quarter Financial Highlights

•Revenue increased 4.4% to $561.6 million in the second quarter of 2023 compared with $537.8 million in the second quarter of 2022;

•Global same-restaurant sales increased 5.1%, U.S. same-restaurant sales increased 4.9% and international same-restaurant sales increased 7.2% compared with the second quarter of 2022. On a two-year basis, global same-restaurant sales increased 8.8%;

•Global Company-operated restaurant margin was 16.5% in the second quarter of 2023, an increase of 200 basis points compared with the second quarter of 2022; and

•Net income increased 23.7% to $59.6 million in the second quarter of 2023 compared with $48.2 million in the second quarter of 2022.

Year-to-Date Financial Highlights

•Revenue increased 6.2% to $1.1 billion in the first six months of 2023 compared with $1.0 billion in the first six months of 2022;

•Global same-restaurant sales increased 6.5%, U.S. same-restaurant sales increased 6.0% and international same-restaurant sales increased 10.3% compared with the first six months of 2022. On a two-year basis, global same-restaurant sales increased 9.6%;

•Global Company-operated restaurant margin was 15.2% in the first six months of 2023, an increase of 210 basis points compared with the first six months of 2022; and

•Net income increased 16.2% to $99.5 million in the first six months of 2023 compared with $85.6 million in the first six months of 2022.

Global Same-Restaurant Sales

Wendy’s long-term growth opportunities include driving strong same-restaurant sales momentum across all dayparts through our ownable core products, exciting menu innovation, compelling value offerings and improvements in speed, consistency and accuracy in our restaurants. Global same-restaurant sales increased 5.1% in the second quarter of 2023 and increased 8.8% on a two-year basis. Global same-restaurant sales increased 6.5% in the first six months of 2023 and increased 9.6% on a two-year basis.

Digital

Wendy’s long-term growth opportunities include accelerated implementation of consumer-facing digital platforms and technologies. The Company has invested significant resources to focus on consumer-facing technology, including activating mobile ordering via Wendy’s mobile app, launching the Wendy’s Rewards loyalty program in the U.S. and Canada and establishing delivery agreements with third-party vendors. The Company is also partnering with key technology providers to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth. During the second quarter of 2023, the Company revised its definition of digital sales to reflect our full digital portfolio by including in-restaurant mobile scans, in addition to our previously included delivery, mobile order and kiosk digital channels. Under the revised definition, the Company’s digital business represented approximately 12.7% and 10.9% of global systemwide sales during the six months ended July 2, 2023 and July 3, 2022, respectively.

New Restaurant Development

Wendy’s long-term growth opportunities include expanding the Company’s footprint through global restaurant expansion. To promote new restaurant development, the Company has provided franchisees with certain incentive programs for qualifying new restaurants, in addition to our $100.0 million build to suit development fund. In February 2023, the Company announced a new restaurant development incentive program in the U.S. and Canada that provides for waivers of royalty, national advertising and technical assistance fees for up to the first three years of operation for qualifying new restaurants. In addition, the Company has development agreements in place with a number of franchisees that contractually obligate such franchisees to open additional Wendy’s restaurants over a specified timeframe. During the six months ended July 2, 2023, the Company and its franchisees added 20 net new restaurants across the Wendy’s system.

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). As a result of the Organizational Redesign Plan, the Company expects to hold its general and administrative expense in 2023 and 2024 relatively flat compared with 2022. The Company expects to incur total costs of approximately $11 million to $13 million related to the Organizational Redesign Plan, of which approximately $9 million to $11 million will be cash expenditures. The cash expenditures are expected to continue into 2025, with approximately two-thirds of the total cash expenditures occurring in 2023. Costs related to the Organizational Redesign Plan are recorded to “Reorganization and realignment costs.” During the six months ended July 2, 2023, the Company recognized costs totaling $7.4 million, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $3.5 million to $5.5 million, comprised of (1) severance and related employee costs of approximately $2.5 million, (2) recruitment and relocation costs of approximately $0.8 million, (3) third-party and other costs of approximately $0.3 million and (4) share-based compensation of approximately $1.0 million. The Company expects costs related to the Organizational Redesign Plan to continue into 2026, with approximately three-fourths of the total costs to be recognized during 2023.

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the second quarter and the first six months of 2023 and 2022.

	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Revenues:
Sales	$240.7	$230.9	$9.8	$468.6	$440.1	$28.5
Franchise royalty revenue and fees	153.1	143.4	9.7	294.8	272.4	22.4
Franchise rental income	58.0	58.6	(0.6)	115.8	116.5	(0.7)
Advertising funds revenue	109.8	104.9	4.9	211.2	197.4	13.8
	561.6	537.8	23.8	1,090.4	1,026.4	64.0
Costs and expenses:
Cost of sales	201.0	197.3	3.7	397.5	382.3	15.2
Franchise support and other costs	13.8	9.9	3.9	27.0	21.7	5.3
Franchise rental expense	32.4	32.1	0.3	63.0	61.0	2.0
Advertising funds expense	109.6	111.0	(1.4)	211.3	208.8	2.5
General and administrative	62.7	61.6	1.1	125.0	124.0	1.0
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	33.5	33.4	0.1	67.0	66.7	0.3
Amortization of cloud computing arrangements	2.3	—	2.3	3.8	—	3.8
System optimization losses (gains), net	—	(0.2)	0.2	—	(3.7)	3.7
Reorganization and realignment costs	0.7	0.2	0.5	7.5	0.6	6.9
Impairment of long-lived assets	0.1	1.9	(1.8)	0.5	2.5	(2.0)
Other operating income, net	(3.8)	(5.7)	1.9	(6.0)	(8.7)	2.7
	452.3	441.5	10.8	896.6	855.2	41.4
Operating profit	109.3	96.3	13.0	193.8	171.2	22.6
Interest expense, net	(31.1)	(32.1)	1.0	(62.8)	(58.5)	(4.3)
Loss on early extinguishment of debt	—	—	—	(1.3)	—	(1.3)
Investment (loss) income, net	(6.8)	—	(6.8)	(10.4)	2.1	(12.5)
Other income, net	7.5	1.2	6.3	14.9	1.4	13.5
Income before income taxes	78.9	65.4	13.5	134.2	116.2	18.0
Provision for income taxes	(19.3)	(17.2)	(2.1)	(34.7)	(30.6)	(4.1)
Net income	$59.6	$48.2	$11.4	$99.5	$85.6	$13.9

	Second Quarter				Six Months
	2023	% of Total Revenues	2022	% of Total Revenues	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Sales	$240.7	42.9%	$230.9	42.9%	$468.6	43.0%	$440.1	42.9%
Franchise royalty revenue and fees:
Franchise royalty revenue	132.1	23.5%	125.0	23.2%	254.3	23.3%	236.8	23.1%
Franchise fees	21.0	3.7%	18.4	3.5%	40.5	3.7%	35.6	3.4%
Total franchise royalty revenue and fees	153.1	27.2%	143.4	26.7%	294.8	27.0%	272.4	26.5%
Franchise rental income	58.0	10.3%	58.6	10.9%	115.8	10.6%	116.5	11.4%
Advertising funds revenue	109.8	19.6%	104.9	19.5%	211.2	19.4%	197.4	19.2%
Total revenues	$561.6	100.0%	$537.8	100.0%	$1,090.4	100.0%	$1,026.4	100.0%

	Second Quarter				Six Months
	2023	% of Sales	2022	% of Sales	2023	% of Sales	2022	% of Sales
Cost of sales:
Food and paper	$75.8	31.5%	$76.3	33.0%	$149.6	31.9%	$144.6	32.9%
Restaurant labor	75.3	31.3%	73.0	31.6%	148.9	31.8%	143.5	32.6%
Occupancy, advertising and other operating costs	49.9	20.7%	48.0	20.9%	99.0	21.1%	94.2	21.4%
Total cost of sales	$201.0	83.5%	$197.3	85.5%	$397.5	84.8%	$382.3	86.9%

	Second Quarter				Six Months
	2023	% of Sales	2022	% of Sales	2023	% of Sales	2022	% of Sales
Company-operated restaurant margin:
U.S.	$40.6	17.3%	$34.2	15.0%	$73.3	16.0%	$58.9	13.6%
Global	39.7	16.5%	33.6	14.5%	71.1	15.2%	57.8	13.1%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	Second Quarter		Six Months
	2023	2022	2023	2022
Key business measures:
U.S. same-restaurant sales:
Company-operated	3.1%	2.9%	5.2%	2.9%
Franchised	5.0%	2.2%	6.1%	1.6%
Systemwide	4.9%	2.3%	6.0%	1.7%

International same-restaurant sales (a)	7.2%	15.2%	10.3%	14.7%

Global same-restaurant sales:
Company-operated	3.3%	2.9%	5.3%	2.9%
Franchised (a)	5.3%	3.7%	6.6%	3.1%
Systemwide (a)	5.1%	3.7%	6.5%	3.1%

Systemwide sales (b):
U.S. Company-operated	$234.9	$227.9	$457.5	$434.4
U.S. franchised	2,949.7	2,772.6	5,671.9	5,278.2
U.S. systemwide	3,184.6	3,000.5	6,129.4	5,712.6
International Company-operated	5.8	3.0	11.1	5.7
International franchised (a)	455.1	416.3	868.3	773.0
International systemwide (a)	460.9	419.3	879.4	778.7
Global systemwide (a)	$3,645.5	$3,419.8	$7,008.8	$6,491.3
_______________

(a)Excludes Argentina due to the impact of that country’s highly inflationary economy.

(b)During the second quarter of 2023 and 2022, global systemwide sales increased 6.9% and 5.6%, respectively, U.S. systemwide sales increased 6.1% and 3.5%, respectively, and international systemwide sales increased 12.7% and 22.7%, respectively, on a constant currency basis. During the first six months of 2023 and 2022, global systemwide sales increased 8.4% and 4.9%, respectively, U.S. systemwide sales increased 7.3% and 3.0%, respectively, and international systemwide sales increased 16.6% and 21.1%, respectively, on a constant currency basis.

	Second Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at April 2, 2023	403	5,586	11	1,095	7,095
Opened	1	18	—	22	41
Closed	(1)	(14)	—	(6)	(21)
Restaurant count at July 2, 2023	403	5,590	11	1,111	7,115

	Six Months
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide

Restaurant count at January 1, 2023	403	5,591	12	1,089	7,095
Opened	2	37	—	41	80
Closed	(2)	(38)	(1)	(19)	(60)
Restaurant count at July 2, 2023	403	5,590	11	1,111	7,115

Sales	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Sales	$240.7	$230.9	$9.8	$468.6	$440.1	$28.5

The increase in sales during the second quarter and the first six months of 2023 was primarily due to (1) a 3.3% and 5.3% increase in global Company-operated same-restaurant sales of $6.5 million and $21.4 million, respectively, and (2) net new restaurant development of $4.1 million and $8.2 million, respectively. Company-operated same-restaurant sales increased due to higher average check, partially offset by a decrease in customer count.

Franchise Royalty Revenue and Fees	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Franchise royalty revenue	$132.1	$125.0	$7.1	$254.3	$236.8	$17.5
Franchise fees	21.0	18.4	2.6	40.5	35.6	4.9
	$153.1	$143.4	$9.7	$294.8	$272.4	$22.4

Franchise royalty revenue during the second quarter of 2023 increased $7.1 million, of which (1) $6.4 million was due to a 5.3% increase in global franchise same-restaurant sales and (2) $2.5 million was due to net new restaurant development. Franchise royalty revenue during the first six months of 2023 increased $17.5 million, of which (1) $15.3 million was due to a 6.6% increase in global franchise same-restaurant sales and (2) $5.1 million was due to net new restaurant development. Franchise same-restaurant sales during the second quarter and the first six months of 2023 increased due to higher average check, partially offset by a decrease in customer count.

The increase in franchise fees during the second quarter and the first six months of 2023 was primarily due to (1) an increase in fees as a result of Franchise Flips and other development-related fees of $1.5 million and $1.9 million, respectively, and (2) higher fees for providing information technology services to franchisees of $1.0 million and $1.9 million, respectively.

Franchise Rental Income	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Franchise rental income	$58.0	$58.6	$(0.6)	$115.8	$116.5	$(0.7)

The decrease in franchise rental income during the second quarter and the first six months of 2023 was primarily due to the impact of assigning certain leases to franchisees.

Advertising Funds Revenue	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Advertising funds revenue	$109.8	$104.9	$4.9	$211.2	$197.4	$13.8

The increase in advertising funds revenue during the second quarter and the first six months of 2023 was primarily due to an increase in franchise same-restaurant sales in the U.S. and Canada.

Cost of Sales, as a Percent of Sales	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Food and paper	31.5%	33.0%	(1.5)%	31.9%	32.9%	(1.0)%
Restaurant labor	31.3%	31.6%	(0.3)%	31.8%	32.6%	(0.8)%
Occupancy, advertising and other operating costs	20.7%	20.9%	(0.2)%	21.1%	21.4%	(0.3)%
	83.5%	85.5%	(2.0)%	84.8%	86.9%	(2.1)%

The decrease in cost of sales, as a percent of sales, during the second quarter and the first six months of 2023 was primarily due to higher average check. This impact was partially offset by (1) higher commodity costs, (2) an increase in restaurant labor rates, (3) a decrease in customer count and (4) the impact of the Company’s investments to support the entry into the U.K. market and additional inflationary pressures in the U.K.

Franchise Support and Other Costs	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Franchise support and other costs	$13.8	$9.9	$3.9	$27.0	$21.7	$5.3

The increase in franchise support and other costs during the second quarter and the first six months of 2023 was primarily due to an increase in costs incurred to provide information technology and other services to franchisees.

Franchise Rental Expense	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Franchise rental expense	$32.4	$32.1	$0.3	$63.0	$61.0	$2.0

The increase in franchise rental expense during the second quarter and the first six months of 2023 was primarily due to the impact of assigning fewer leases to franchisees during 2023 compared with 2022.

Advertising Funds Expense	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Advertising funds expense	$109.6	$111.0	$(1.4)	$211.3	$208.8	$2.5

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. The Company expects advertising funds expense to be lower than advertising funds revenue by approximately $3.0 million for 2023, which includes the amount by which advertising funds expense exceeded advertising funds revenue in prior years (excluding the Company’s funding of incremental advertising) of approximately $5.0 million, partially offset by the Company’s incremental funding of advertising in Canada of approximately $2.0 million.

The decrease in advertising funds expense during the second quarter was due to a decrease in the Company’s funding of incremental advertising, partially offset by an increase in franchise same-restaurant sales in the U.S. and Canada. The increase in advertising funds expense during the first six months of 2023 was due to an increase in franchise same-restaurant sales in the U.S. and Canada, partially offset by a decrease in the Company’s funding of incremental advertising.

General and Administrative	Second Quarter			Six Months
	2023	2022 (a)	Change	2023	2022 (a)	Change
Incentive compensation	$7.6	$6.7	$0.9	$15.1	$12.9	$2.2
Professional fees	14.7	$15.0	(0.3)	29.6	28.5	1.1
Employee compensation and benefits	31.2	30.8	0.4	65.0	64.0	1.0
Share-based compensation	5.4	6.1	(0.7)	9.3	12.5	(3.2)
Other, net	3.8	3.0	0.8	6.0	6.1	(0.1)
	$62.7	$61.6	$1.1	$125.0	$124.0	$1.0
_______________

(a)Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.

The increase in general and administrative expenses during the second quarter of 2023 was primarily due to an increase in incentive compensation accruals, reflecting higher operating performance as compared to plan in 2023 versus 2022.

The increase in general and administrative expenses during the first six months of 2023 was primarily due to (1) an increase in incentive compensation accruals, reflecting higher operating performance as compared to plan in 2023 versus 2022, (2) higher professional fees, reflecting higher information technology-related costs and (3) higher employee compensation and benefits. These increases were partially offset by lower share-based compensation.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Restaurants	$21.1	$21.3	$(0.2)	$42.0	$43.1	$(1.1)
Technology support, corporate and other	12.4	12.1	0.3	25.0	23.6	1.4
	$33.5	$33.4	$0.1	$67.0	$66.7	$0.3

The increase in depreciation and amortization during the second quarter and the first six months of 2023 was primarily due to depreciation and amortization for technology investments and new restaurant assets, partially offset by assets becoming fully depreciated.

Amortization of Cloud Computing Arrangements	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Amortization of cloud computing arrangements	$2.3	$—	$2.3	$3.8	$—	$3.8

Amortization of cloud computing arrangements primarily represents amortization of assets associated with the Company’s enterprise resource planning (“ERP”) system implementation completed in the third quarter of 2022.

System Optimization Losses (Gains), Net	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
System optimization losses (gains), net	$—	$(0.2)	$0.2	$—	$(3.7)	$3.7

System optimization losses (gains), net for the first six months of 2022 were primarily comprised of post-closing adjustments on previous sales of restaurants. See Note 3 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Reorganization and Realignment Costs	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Organizational redesign	$0.7	$—	$0.7	$7.4	$—	$7.4
Other reorganization and realignment plans	—	0.2	(0.2)	0.1	0.6	(0.5)
	$0.7	$0.2	$0.5	$7.5	$0.6	$6.9

During the first six months ended July 2, 2023, the Company recognized costs totaling $7.4 million under the Organizational Redesign Plan, which primarily included severance and related employee costs of $5.6 million and share-based compensation of $1.0 million. See Note 4 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Costs incurred under the Company’s other reorganization and realignment plans were not material during the three and six months ended July 2, 2023 and July 3, 2022. The Company does not expect to incur any material additional costs under these plans.

Impairment of Long-Lived Assets	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Impairment of long-lived assets	$0.1	$1.9	$(1.8)	$0.5	$2.5	$(2.0)

The decrease in impairment of long-lived assets during the second quarter and the first six months of 2023 was primarily due to higher impairment charges in the prior year as a result of the deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Lease buyout	$0.1	$(1.3)	$1.4	(0.1)	(2.1)	$2.0
Gains on sales-type leases	(1.1)	(1.7)	0.6	(1.2)	(2.2)	1.0
Other, net	(2.8)	(2.7)	(0.1)	(4.7)	(4.4)	(0.3)
	$(3.8)	$(5.7)	$1.9	$(6.0)	$(8.7)	$2.7

The decrease in other operating income, net during the second quarter and the first six months of 2023 was primarily due to (1) lower lease buyout activity and (2) lower gains on sales-type leases.

Interest Expense, Net	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Interest expense, net	$31.1	$32.1	$(1.0)	$62.8	$58.5	$4.3

The decrease in interest expense, net during the second quarter of 2023 was primarily due to the impact of repurchasing $31.6 million in principal of the Company’s 7% debentures during the first quarter of 2023. The increase in interest expense, net during the first six months of 2023 was primarily due to the impact of completing a debt financing transaction under the Company’s securitized financing facility in the first quarter of 2022, partially offset by the impact of repurchasing $31.6 million in principal of the Company’s 7% debentures during the first quarter of 2023.

Loss on Early Extinguishment of Debt	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Loss on early extinguishment of debt	$—	$—	$—	$1.3	$—	$1.3

During the first quarter of 2023, the Company incurred a loss on early extinguishment of debt of $1.3 million due to the repurchase of $31.6 million in principal of the Company’s 7% debentures.

Investment (Loss) Income, Net	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Investment (loss) income, net	$(6.8)	$—	$(6.8)	$(10.4)	$2.1	$(12.5)

During the second quarter and the first six months of 2023, the Company recorded a loss of $6.8 million and $10.4 million, respectively, due to impairment charges for the difference between the estimated fair value and the carrying value of an investment in equity securities. During the first six months of 2022, the Company recognized a gain of $2.1 million on an investment in equity securities as a result of an observable price change.

Other Income, Net	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Other income, net	$7.5	$1.2	$6.3	$14.9	$1.4	$13.5

The increase in other income, net during the second quarter and the first six months of 2023 was primarily due to interest income earned on our cash equivalents, which increased as a result of cash received from our debt financing transaction under the Company’s securitized financing facility in the first quarter of 2022.

Provision for Income Taxes	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Income before income taxes	$78.9	$65.4	$13.5	$134.2	$116.2	$18.0
Provision for income taxes	(19.3)	(17.2)	(2.1)	(34.7)	(30.6)	(4.1)
Effective tax rate on income	24.4%	26.4%	(2.0)%	25.9%	26.4%	(0.5)%

Our effective tax rates for the second quarter and the first six months of 2023 and 2022 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The decrease in the effective tax rate for the second quarter of 2023 compared with the second quarter of 2022 was primarily due to a decrease in the tax effects of our foreign operations and additional net income from our national advertising funds which are not subject to tax. The decrease in the effective tax rate for the first six months of 2023 compared with the first six months of 2022 was primarily due to (1) net income from our national advertising funds not subject to tax, (2) a decrease in the tax effects of our foreign operations and (3) an increase in the benefit from share-based compensation. These benefits were partially offset by a one-time adjustment to our foreign deferred income taxes related to prior periods.

Segment Information

See Note 17 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Sales	$234.9	$227.9	$7.0	$457.5	$434.4	$23.1
Franchise royalty revenue	114.9	108.9	6.0	221.3	206.8	14.5
Franchise fees	17.5	16.0	1.5	34.6	31.4	3.2
Advertising fund revenue	101.5	97.6	3.9	196.3	185.2	11.1
Total revenues	$468.8	$450.4	$18.4	$909.7	$857.8	$51.9
Segment profit	$142.9	$127.0	$15.9	$268.2	$231.8	$36.4

The increase in Wendy’s U.S. revenues during the second quarter and the first six months of 2023 was primarily due to an increase in same-restaurant sales. Same-restaurant sales increased during the second quarter and the first six months of 2023 primarily due to higher average check, partially offset by a decrease in customer count.

The increase in Wendy’s U.S. segment profit during the second quarter and the first six months of 2023 was primarily due to (1) higher revenues, (2) lower cost of sales, as a percent of sales for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales” (excluding the impact of the U.K. market) and (3) a decrease in the recognition of the Company’s funding of incremental advertising.

Wendy’s International

	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Sales	$5.8	$3.0	$2.8	$11.1	$5.7	$5.4
Franchise royalty revenue	17.2	16.1	1.1	33.0	30.0	3.0
Franchise fees	1.4	1.2	0.2	3.0	2.4	0.6
Advertising fund revenue	8.3	7.2	1.1	14.9	12.3	2.6
Total revenues	$32.7	$27.5	$5.2	$62.0	$50.4	$11.6
Segment profit	$8.5	$9.4	$(0.9)	$16.0	$14.8	$1.2

The increase in Wendy’s International revenues during the second quarter and the first six months of 2023 was primarily due to (1) net new restaurant development in the U.K. and (2) an increase in same-restaurant sales. Same-restaurant sales increased during the second quarter and the first six months of 2023 due to (1) higher average check and (2) an increase in customer count.

The decrease in Wendy’s International segment profit during the second quarter of 2023 was primarily due to (1) an increase in franchise support and other costs and (2) the Company’s investments to support the entry into the U.K. market and additional inflationary pressures in the U.K. These changes were partially offset by higher revenues.

The increase in Wendy’s International segment profit during the first six months of 2023 was primarily due to higher revenues. This increase was partially offset by (1) higher franchise support and other costs and (2) the Company’s investments to support the entry into the U.K. market and inflationary pressures in the U.K.

Global Real Estate & Development

	Second Quarter			Six Months
	2023	2022	Change	2023	2022	Change
Franchise fees	$2.1	$1.3	$0.8	$2.8	$1.8	$1.0
Franchise rental income	58.0	58.6	(0.6)	115.8	116.5	(0.7)
Total revenues	$60.1	$59.9	$0.2	$118.6	$118.3	$0.3
Segment profit	$26.5	$27.3	$(0.8)	$51.6	$54.9	$(3.3)

The increase in Global Real Estate & Development revenues during the second quarter and the first six months of 2023 was primarily due to higher fees as a result of Franchise Flips and other development-related fees.

The decrease in Global Real Estate & Development segment profit during the second quarter and the first six months of 2023 was primarily due to (1) lower gains on sales-type leases and (2) an increase in franchise rental expense. These changes were partially offset by higher revenues.

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

Our anticipated cash requirements for the remainder of 2023, exclusive of operating cash flow requirements, consist principally of:

•capital expenditures of approximately $45.0 million to $55.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $75.0 million to $85.0 million;

•cash dividends aggregating approximately $104.6 million as discussed below in “Dividends;”

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

The table below summarizes our cash flows from operating, investing and financing activities for the first six months of 2023 and 2022:

	Six Months
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$141.5	$98.2	$43.3
Investing activities	(28.9)	(28.8)	(0.1)
Financing activities	(246.3)	362.7	(609.0)
Effect of exchange rate changes on cash	2.1	(2.4)	4.5
Net (decrease) increase in cash, cash equivalents and restricted cash	$(131.6)	$429.7	$(561.3)

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $141.5 million and $98.2 million in the first six months of 2023 and 2022, respectively. The change was primarily due to (1) higher net income, adjusted for non-cash expenses, and (2) a decrease in payments for incentive compensation. These changes were partially offset by an increase in cash paid for income taxes.

Investing Activities

Cash used in investing activities was $28.9 million and $28.8 million in the first six months of 2023 and 2022, respectively. The change was primarily due to lower proceeds from notes receivable of $1.1 million, partially offset by a decrease in expenditures associated with the Company’s franchise development fund of $0.9 million.

Financing Activities

Cash (used in) provided by financing activities was $(246.3) million and $362.7 million in the first six months of 2023 and 2022, respectively. The first six months of 2023 was primarily comprised of (1) dividends of $105.7 million, (2) repurchases of common stock of $86.9 million and (3) long-term debt activities of $46.4 million, reflecting the impact of repurchases of the Company’s 7% debentures during the first quarter of 2023. The first six months of 2022 was primarily comprised of long-term debt activities of $477.6 million, reflecting the impact of the completion of the Company’s debt financing transaction during the first quarter of 2022, partially offset by (1) dividends of $53.5 million and (2) repurchases of common stock of $52.0 million.

Long-Term Debt, Including Current Portion

During the six months ended July 2, 2023, Wendy’s repurchased $31.6 million in principal of its 7% debentures at par value.

We may from time to time seek to repurchase additional portions of our outstanding long-term debt, including our 7% debentures and/or our senior secured notes, through open market purchases, privately negotiated transactions or otherwise. In December 2022, our Board of Directors authorized debt repurchases of up to $25.0 million and, in February 2023, our Board of Directors authorized additional debt repurchases of up to $50.0 million through February 2024, resulting in total debt repurchase authorizations of up to $75.0 million. As of July 2, 2023, the Company had completed the December 2022 debt repurchase authorization and had $43.4 million remaining under the February 2023 authorization. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Whether or not to repurchase any additional debt and the size and timing of any such repurchases will be determined at our discretion.

Except as described above, there were no material changes to the Company’s debt obligations since January 1, 2023. The Company was in compliance with its debt covenants as of July 2, 2023. See Note 6 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Dividends

On March 15, 2023 and June 15, 2023, the Company paid quarterly cash dividends per share of $.25, aggregating $105.7 million. On August 9, 2023, the Company announced a dividend of $.25 per share to be paid on September 15, 2023 to stockholders of record as of September 1, 2023. If the Company pays regular quarterly cash dividends for the remainder of 2023 at the same rate as declared in the third quarter of 2023, the Company’s total cash requirement for dividends for the remainder of 2023 will be approximately $104.6 million based on the number of shares of its common stock outstanding at August 2, 2023. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). In connection with the January 2023 Authorization, the remaining portion of the previous February 2022 authorization for $250.0 million was canceled. During the six months ended July 2, 2023, the Company repurchased

4.0 million shares under the January 2023 Authorization with an aggregate purchase price of $88.3 million, of which $1.4 million was accrued as of July 2, 2023, and excluding excise tax of $0.7 million and commissions of $0.1 million. As of July 2, 2023, the Company had $411.7 million of availability remaining under the January 2023 Authorization. Subsequent to July 2, 2023 through August 2, 2023, the Company repurchased 0.7 million shares under the January 2023 Authorization with an aggregate purchase price of $15.2 million, excluding applicable excise tax and commissions.

Cloud Computing Arrangements

In addition to the anticipated cash requirements for capital expenditures noted above in “Cash Flows,” the Company expects to spend approximately $30.0 million during 2023 on cloud computing arrangements (“CCA”), primarily related to the Company’s human capital management system implementation. The Company’s cash expenditures related to CCA amounted to $16.8 million during the six months ended July 2, 2023.

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during the six months ended July 2, 2023, and we expect this to continue throughout the remainder of 2023. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases and product mix. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

During the three months ended July 2, 2023, certain of the Company’s subsidiaries executed amendments to the 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”) and the U.S. advertising fund revolving line of credit to transition from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”), plus any applicable margin. The Company continues to be exposed to interest rate increases under its Class A-1 Notes, its U.S. advertising fund revolving line of credit and certain other lines of credit; however, the Company had no outstanding borrowings under such lines of credit as of July 2, 2023.

Except as described above, there were no significant changes from the information contained in the Company’s Form 10-K for the fiscal year ended January 1, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of July 2, 2023. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of July 2, 2023, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the second quarter of 2023 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the second quarter of 2023:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
April 3, 2023 through May 7, 2023	1,181,296	$22.00	1,170,672	$435,470,503
May 8, 2023 through June 4, 2023	543,082	$22.86	540,310	$423,121,514
June 5, 2023 through July 2, 2023	545,111	$22.01	517,788	$411,745,914
Total	2,269,489	$22.21	2,228,770	$411,745,914

(1)Includes 40,719 shares of common stock reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible.

Subsequent to July 2, 2023 through August 2, 2023, the Company repurchased 0.7 million shares under the January 2023 Authorization with an aggregate purchase price of $15.2 million, excluding applicable excise tax and commissions.

Item 5. Other Information.

On May 17, 2023, the Company filed a Form 8-K announcing the voting results from its 2023 Annual Meeting of Stockholders, including with respect to the advisory resolution on the frequency of future advisory votes on executive compensation. In light of such voting results, the Company will hold an advisory vote on the executive compensation of the Company’s named executive officers every year until the next required advisory vote on the frequency of advisory votes on executive compensation.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1
First Amendment to the Class A-1 Note Purchase Agreement, dated as of May 23, 2023, by and among Wendy’s Funding, LLC as Master Issuer, each of Quality Is Our Recipe, LLC, Wendy’s Properties, LLC and Wendy’s SPV Guarantor, LLC, as Guarantors, Wendy’s International, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Coöperatieve Rabobank, U.A., New York Branch, as L/C Provider, Swingline Lender and Administrative Agent.*

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
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2023 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2023, formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: August 9, 2023	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: August 9, 2023	By: /s/ Suzanne M. Thuerk
Suzanne M. Thuerk
Chief Accounting Officer
(Principal Accounting Officer)