Form 10-Q
period 2023-10-01
Wendy's Co
filed 2023-11-02
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2023

or

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
Yes ☐ No ☒

There were 206,259,422 shares of The Wendy’s Company common stock outstanding as of October 26, 2023.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	October 1, 2023	January 1, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$598,025	$745,889
Restricted cash	36,727	35,203
Accounts and notes receivable, net	138,064	116,426
Inventories	6,813	7,129
Prepaid expenses and other current assets	33,311	26,963
Advertising funds restricted assets	113,112	126,673
Total current assets	926,052	1,058,283
Properties	886,792	895,778
Finance lease assets	227,289	234,570
Operating lease assets	718,387	754,498
Goodwill	773,187	773,088
Other intangible assets	1,225,290	1,248,800
Investments	34,441	46,028
Net investment in sales-type and direct financing leases	313,969	317,337
Other assets	185,041	170,962
Total assets	$5,290,448	$5,499,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,250	$29,250
Current portion of finance lease liabilities	19,734	18,316
Current portion of operating lease liabilities	49,155	48,120
Accounts payable	41,693	43,996
Accrued expenses and other current liabilities	148,936	116,010
Advertising funds restricted liabilities	116,432	132,307
Total current liabilities	405,200	387,999
Long-term debt	2,768,226	2,822,196
Long-term finance lease liabilities	566,739	571,877
Long-term operating lease liabilities	753,301	792,051
Deferred income taxes	270,614	270,421
Deferred franchise fees	89,363	90,231
Other liabilities	94,441	98,849
Total liabilities	4,947,884	5,033,624
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 207,468 and 213,101 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,950,916	2,937,885
Retained earnings	414,324	414,749
Common stock held in treasury, at cost; 262,956 and 257,323 shares, respectively	(3,006,116)	(2,869,780)
Accumulated other comprehensive loss	(63,602)	(64,176)
Total stockholders’ equity	342,564	465,720
Total liabilities and stockholders’ equity	$5,290,448	$5,499,344

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(Unaudited)
Revenues:
Sales	$234,721	$228,786	$703,358	$668,930
Franchise royalty revenue and fees	149,345	141,733	444,070	414,145
Franchise rental income	57,567	58,463	173,407	174,944
Advertising funds revenue	108,922	103,587	320,092	300,976
	550,555	532,569	1,640,927	1,558,995
Costs and expenses:
Cost of sales	199,522	196,168	597,068	578,506
Franchise support and other costs	14,806	12,728	41,853	34,456
Franchise rental expense	31,876	31,687	94,901	92,699
Advertising funds expense	107,895	108,269	319,174	317,042
General and administrative	59,288	62,523	184,306	186,506
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	34,288	34,252	101,258	100,911
Amortization of cloud computing arrangements	3,844	888	7,692	888
System optimization gains, net	(120)	(452)	(119)	(4,138)
Reorganization and realignment costs	611	8	8,100	628
Impairment of long-lived assets	59	206	513	2,682
Other operating income, net	(3,117)	(11,843)	(9,174)	(20,482)
	448,952	434,434	1,345,572	1,289,698
Operating profit	101,603	98,135	295,355	269,297
Interest expense, net	(30,957)	(31,916)	(93,798)	(90,406)
Loss on early extinguishment of debt	(319)	—	(1,585)	—
Investment (loss) income, net	—	—	(10,389)	2,107
Other income, net	7,637	2,910	22,546	4,355
Income before income taxes	77,964	69,129	212,129	185,353
Provision for income taxes	(19,915)	(18,587)	(54,627)	(49,258)
Net income	$58,049	$50,542	$157,502	$136,095

Net income per share:
Basic	$.28	$.24	$.75	$.64
Diluted	.28	.24	.74	.63

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
	(Unaudited)
Net income	$58,049	$50,542	$157,502	$136,095
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,533)	(14,183)	574	(20,520)
Other comprehensive (loss) income	(4,533)	(14,183)	574	(20,520)
Comprehensive income	$53,516	$36,359	$158,076	$115,575

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at January 1, 2023	$47,042	$2,937,885	$414,749	$(2,869,780)	$(64,176)	$465,720
Net income	—	—	39,821	—	—	39,821
Other comprehensive income	—	—	—	—	158	158
Cash dividends	—	—	(53,103)	—	—	(53,103)
Repurchases of common stock	—	—	—	(38,810)	—	(38,810)
Share-based compensation	—	4,609	—	—	—	4,609
Common stock issued upon exercises of stock options	—	808	—	1,808	—	2,616
Common stock issued upon vesting of restricted shares	—	(2,222)	—	678	—	(1,544)
Other	—	58	(22)	54	—	90
Balance at April 2, 2023	$47,042	$2,941,138	$401,445	$(2,906,050)	$(64,018)	$419,557
Net income	—	—	59,632	—	—	59,632
Other comprehensive income	—	—	—	—	4,949	4,949
Cash dividends	—	—	(52,612)	—	—	(52,612)
Repurchases of common stock	—	—	—	(50,183)	—	(50,183)
Share-based compensation	—	5,609	—	—	—	5,609
Common stock issued upon exercises of stock options	—	1,136	—	3,829	—	4,965
Common stock issued upon vesting of restricted shares	—	(2,182)	—	1,283	—	(899)
Other	—	53	(16)	60	—	97
Balance at July 2, 2023	$47,042	$2,945,754	$408,449	$(2,951,061)	$(59,069)	$391,115
Net income	—	—	58,049	—	—	58,049
Other comprehensive loss	—	—	—	—	(4,533)	(4,533)
Cash dividends	—	—	(52,156)	—	—	(52,156)
Repurchases of common stock	—	—	—	(56,714)	—	(56,714)
Share-based compensation	—	6,551	—	—	—	6,551
Common stock issued upon exercises of stock options	—	210	—	894	—	1,104
Common stock issued upon vesting of restricted shares	—	(1,658)	—	702	—	(956)
Other	—	59	(18)	63	—	104
Balance at October 1, 2023	$47,042	$2,950,916	$414,324	$(3,006,116)	$(63,602)	$342,564

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

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	October 1, 2023	October 2, 2022
	(Unaudited)
Cash flows from operating activities:
Net income	$157,502	$136,095
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	101,258	100,911
Amortization of cloud computing arrangements	7,692	888
Share-based compensation	16,769	17,497
Impairment of long-lived assets	513	2,682
Deferred income tax	(502)	10,214
Non-cash rental expense, net	30,724	26,164
Change in operating lease liabilities	(35,319)	(34,241)
Net receipt of deferred vendor incentives	4,007	1,884
System optimization gains, net	(119)	(4,138)
Distributions received from joint ventures, net of equity in earnings	1,349	3,468
Long-term debt-related activities, net	7,310	5,746
Cloud computing arrangements expenditures	(25,154)	(22,685)
Changes in operating assets and liabilities and other, net	3,495	(61,846)
Net cash provided by operating activities	269,525	182,639
Cash flows from investing activities:
Capital expenditures	(55,689)	(50,036)
Franchise development fund	(1,947)	(2,484)
Dispositions	280	3,731
Notes receivable, net	1,825	2,713
Net cash used in investing activities	(55,531)	(46,076)
Cash flows from financing activities:
Proceeds from long-term debt	—	500,000
Repayments of long-term debt	(61,280)	(19,437)
Repayments of finance lease liabilities	(16,947)	(13,411)
Deferred financing costs	—	(10,232)
Repurchases of common stock	(142,413)	(51,950)
Dividends	(157,871)	(80,153)
Proceeds from stock option exercises	9,113	2,668
Payments related to tax withholding for share-based compensation	(3,827)	(2,980)
Net cash (used in) provided by financing activities	(373,225)	324,505
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(159,231)	461,068
Effect of exchange rate changes on cash	307	(7,176)
Net (decrease) increase in cash, cash equivalents and restricted cash	(158,924)	453,892
Cash, cash equivalents and restricted cash at beginning of period	831,801	366,966
Cash, cash equivalents and restricted cash at end of period	$672,877	$820,858

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of October 1, 2023, the results of our operations for the three and nine months ended October 1, 2023 and October 2, 2022 and cash flows for the nine months ended October 1, 2023 and October 2, 2022. The results of operations for the nine months ended October 1, 2023 are not necessarily indicative of the results to be expected for the full 2023 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 (the “Form 10-K”).

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

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended October 1, 2023
Sales at Company-operated restaurants	$227,674	$7,047	$—	$234,721
Franchise royalty revenue	112,698	17,390	—	130,088
Franchise fees	17,079	1,597	581	19,257
Franchise rental income	—	—	57,567	57,567
Advertising funds revenue	99,789	9,133	—	108,922
Total revenues	$457,240	$35,167	$58,148	$550,555

Three Months Ended October 2, 2022
Sales at Company-operated restaurants	$225,245	$3,541	$—	$228,786
Franchise royalty revenue	108,780	15,777	—	124,557
Franchise fees	15,294	1,257	625	17,176
Franchise rental income	—	—	58,463	58,463
Advertising funds revenue	96,615	6,972	—	103,587
Total revenues	$445,934	$27,547	$59,088	$532,569

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Nine Months Ended October 1, 2023
Sales at Company-operated restaurants	$685,168	$18,190	$—	$703,358
Franchise royalty revenue	333,958	50,408	—	384,366
Franchise fees	51,812	4,515	3,377	59,704
Franchise rental income	—	—	173,407	173,407
Advertising funds revenue	296,043	24,049	—	320,092
Total revenues	$1,366,981	$97,162	$176,784	$1,640,927

Nine Months Ended October 2, 2022
Sales at Company-operated restaurants	$659,649	$9,281	$—	$668,930
Franchise royalty revenue	315,572	45,743	—	361,315
Franchise fees	46,685	3,695	2,450	52,830
Franchise rental income	—	—	174,944	174,944
Advertising funds revenue	281,779	19,197	—	300,976
Total revenues	$1,303,685	$77,916	$177,394	$1,558,995

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	October 1, 2023 (a)	January 1, 2023 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$54,931	$54,497
Receivables, which are included in “Advertising funds restricted assets”	66,676	70,422
Deferred franchise fees (c)	99,889	99,208
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)The current portion of deferred franchise fees is included in “Accrued expenses and other current liabilities” and the long-term portion of deferred franchise fees is included in “Deferred franchise fees” and totaled $10,526 and $89,363, respectively, as of October 1, 2023, and $8,977 and $90,231, respectively, as of January 1, 2023.

Significant changes in deferred franchise fees are as follows:

	Nine Months Ended
	October 1, 2023	October 2, 2022
Deferred franchise fees at beginning of period	$99,208	$97,186
Revenue recognized during the period	(9,016)	(7,193)
New deferrals due to cash received and other	9,697	10,143
Deferred franchise fees at end of period	$99,889	$100,136

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2023 (a)	$6,332
2024	6,090
2025	5,908
2026	5,797
2027	5,689
Thereafter	70,073
$99,889
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2023, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

(3) System Optimization Gains, Net

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of January 1, 2017, the Company achieved its plan to reduce its ongoing Company-operated restaurant ownership to approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base and drive new restaurant development. During the nine months ended October 1, 2023 and October 2, 2022, the Company facilitated 88 and 54 Franchise Flips, respectively. Additionally, during the nine months ended October 2, 2022, the Company completed the sale of 1 Company-operated restaurant to a franchisee. No Company-operated restaurants were sold to franchisees during the nine months ended October 1, 2023.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Number of restaurants sold to franchisees	—	1	—	1

Proceeds from sales of restaurants (a)	$—	$79	$—	$79
Net assets sold (b)	—	(141)	—	(141)
Net unfavorable leases	—	(360)	—	(360)
Other	—	6	—	6
	—	(416)	—	(416)
Post-closing adjustments on sales of restaurants (c)	537	—	537	3,522
Gain (loss) on sales of restaurants, net	537	(416)	537	3,106

(Loss) gain on sales of other assets, net (d)	(417)	868	(418)	1,032
System optimization gains, net	$120	$452	$119	$4,138
_______________

(a)In addition to the proceeds noted herein, the Company received cash proceeds of $126 and $284 during the three and nine months ended October 2, 2022, respectively, related to a note receivable issued in connection with the sale of the Manhattan Company-operated restaurants.

(b)Net assets sold consisted primarily of equipment.

(c)Represents the recognition of deferred gains as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

(d)During the nine months ended October 1, 2023, the Company received net cash proceeds of $280 primarily from the sale of surplus and other properties. During the three and nine months ended October 2, 2022, the Company received net cash proceeds of $2,510 and $3,368, respectively, primarily from the sale of surplus and other properties.

Assets Held for Sale

As of October 1, 2023 and January 1, 2023, the Company had assets held for sale of $1,320 and $1,661, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(4) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Organizational redesign	$579	$—	$7,986	$—
Other reorganization and realignment plans	32	8	114	628
Reorganization and realignment costs	$611	$8	$8,100	$628

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). As a result of the Organizational Redesign Plan, the Company expects to hold its general and administrative expense in 2023 and 2024 relatively flat compared with 2022. The Company expects to incur total costs of approximately $11,000 to $13,000 related to the Organizational Redesign Plan. During the nine months ended October 1, 2023, the Company recognized costs totaling $7,986, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $3,000 to $5,000, comprised of (1) severance and related employee costs of approximately $1,500, (2) recruitment and relocation costs of approximately $500, (3) third-party and other costs of approximately $500 and (4) share-based compensation of approximately $1,500. The Company expects costs related to the Organizational Redesign Plan to continue into 2026, with approximately three-fourths of the total costs to be recognized during 2023.

The following is a summary of the costs recorded as a result of the Organizational Redesign Plan:

	Three Months Ended	Nine Months Ended
	October 1, 2023	October 1, 2023
Severance and related employee costs	$114	$5,674
Recruitment and relocation costs	140	304
Third-party and other costs	173	904
	427	6,882
Share-based compensation (a)	152	1,104
Total organizational redesign	$579	$7,986
_______________

(a)Primarily represents the accelerated recognition of share-based compensation resulting from the termination of employees under the Organizational Redesign Plan.

As of October 1, 2023, the accruals for the Organizational Redesign Plan are included in “Accrued expenses and other current liabilities”. The table below presents a rollforward of our accruals for the Organizational Redesign Plan.

	Balance January 1, 2023	Charges	Payments	Balance October 1, 2023
Severance and related employee costs	$—	$5,674	$(3,524)	$2,150
Recruitment and relocation costs	—	304	(304)	—
Third-party and other costs	—	904	(904)	—
	$—	$6,882	$(4,732)	$2,150

Other Reorganization and Realignment Plans

Costs incurred under the Company’s other reorganization and realignment plans were not material during the nine months ended October 1, 2023 and October 2, 2022. The Company does not expect to incur any material additional costs under these plans.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Investments

The following is a summary of the carrying value of our investments:

	October 1, 2023	January 1, 2023
Equity method investments	$32,723	$33,921
Other investments in equity securities	1,718	12,107
	$34,441	$46,028

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

Presented below is activity related to our investment in TimWen included in our condensed consolidated financial statements:

	Nine Months Ended
	October 1, 2023	October 2, 2022
Balance at beginning of period	$33,921	$39,870

Equity in earnings for the period	10,012	9,091
Amortization of purchase price adjustments (a)	(2,051)	(2,163)
	7,961	6,928
Distributions received	(9,310)	(10,396)
Foreign currency translation adjustment included in “Other comprehensive (loss) income” and other	151	(3,027)
Balance at end of period	$32,723	$33,375
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

Other Investments in Equity Securities

During 2021, the Company made an investment in equity securities of $10,000 and, during the nine months ended October 2, 2022, recognized a gain of $2,107 as a result of an observable price change for a similar investment of the same issuer. During the nine months ended October 1, 2023, the Company recorded impairment charges of $10,389 for the difference between the estimated fair value and the carrying value of the investment.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(6) Long-Term Debt

Long-term debt consisted of the following:

	October 1, 2023	January 1, 2023
Class A-2 Notes (a):
4.236% Series 2022-1 Class A-2-I Notes, anticipated repayment date 2029	$98,750	$99,500
4.535% Series 2022-1 Class A-2-II Notes, anticipated repayment date 2032	395,000	398,000
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	439,875	443,250
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	635,375	640,250
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	361,000	364,000
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	406,125	409,500
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	447,688	451,250
7% debentures, due in 2025 (b)	49,190	86,369
Unamortized debt issuance costs	(35,527)	(40,673)
	2,797,476	2,851,446
Less amounts payable within one year	(29,250)	(29,250)
Total long-term debt	$2,768,226	$2,822,196
_______________

(a)Subsequent to October 1, 2023 through October 26, 2023, the Company repurchased $29,171 in principal of its Class A-2 senior secured notes for $24,935.

(b)Wendy’s 7% debentures are unsecured and were reduced to fair value in connection with the 2008 merger of Triarc Companies, Inc. and Wendy’s International, Inc. (the “Wendy’s Merger”). The fair value adjustment is being accreted and the related charge included in “Interest expense, net” until the debentures mature. During the nine months ended October 1, 2023, Wendy’s repurchased $39,266 in principal of its 7% debentures for $39,343. As a result, the Company recognized a loss on early extinguishment of debt of $1,585 during the nine months ended October 1, 2023. Subsequent to October 1, 2023 through October 26, 2023, the Company repurchased $1,164 in principal of its 7% debentures for $1,174.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	October 1, 2023		January 1, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$419,744	$419,744	$560,682	$560,682	Level 1
Other investments in equity securities (a)	1,718	1,718	12,107	12,107	Level 2

Financial liabilities (b)
Series 2022-1 Class A-2-I Notes	98,750	89,191	99,500	89,401	Level 2
Series 2022-1 Class A-2-II Notes	395,000	345,744	398,000	349,444	Level 2
Series 2021-1 Class A-2-I Notes	439,875	360,785	443,250	357,304	Level 2
Series 2021-1 Class A-2-II Notes	635,375	497,753	640,250	499,011	Level 2
Series 2019-1 Class A-2-I Notes	361,000	334,683	364,000	334,334	Level 2
Series 2019-1 Class A-2-II Notes	406,125	360,111	409,500	361,875	Level 2
Series 2018-1 Class A-2-II Notes	447,688	404,217	451,250	405,809	Level 2
7% debentures, due in 2025	49,190	51,115	86,369	92,367	Level 2
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

		Fair Value Measurements
	October 1, 2023	Level 1	Level 2	Level 3
Held and used	$593	$—	$—	$593
Held for sale	1,044	—	—	1,044
Total	$1,637	$—	$—	$1,637

		Fair Value Measurements
	January 1, 2023	Level 1	Level 2	Level 3
Held and used	$4,590	$—	$—	$4,590
Held for sale	1,314	—	—	1,314
Total	$5,904	$—	$—	$5,904

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

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Company-operated restaurants	$—	$159	$428	$2,234
Restaurants leased or subleased to franchisees	—	—	—	194
Surplus properties	59	47	85	254
	$59	$206	$513	$2,682

(9) Income Taxes

The Company’s effective tax rate for the three months ended October 1, 2023 and October 2, 2022 was 25.5% and 26.9%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended October 1, 2023 primarily due to state income taxes, including discrete changes to state deferred income taxes.

The Company’s effective tax rate for the nine months ended October 1, 2023 and October 2, 2022 was 25.8% and 26.6%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the nine months ended October 1, 2023 primarily due to state income taxes, including discrete changes to state deferred income taxes, and a one-time adjustment to our foreign deferred income taxes related to prior periods.

There were no significant changes to the unrecognized tax benefits or related interest and penalties for the three and nine months ended October 1, 2023. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $582 due to lapses of statutes of limitations.

The current portion of refundable income taxes was $8,062 and $3,236 as of October 1, 2023 and January 1, 2023, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of October 1, 2023 and January 1, 2023.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(10) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income	$58,049	$50,542	$157,502	$136,095

Common stock:
Weighted average basic shares outstanding	208,834	212,805	210,668	214,032
Dilutive effect of stock options and restricted shares	1,768	1,796	2,185	1,971
Weighted average diluted shares outstanding	210,602	214,601	212,853	216,003

Net income per share:
Basic	$.28	$.24	$.75	$.64
Diluted	$.28	$.24	$.74	$.63

Basic net income per share for the three and nine months ended October 1, 2023 and October 2, 2022 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 5,204 and 4,719 for the three and nine months ended October 1, 2023, respectively, and 4,298 and 4,377 for the three and nine months ended October 2, 2022, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(11) Stockholders’ Equity

Dividends

During each of the first, second and third quarters of 2023, the Company paid dividends per share of $.25. During each of the first, second and third quarters of 2022, the Company paid dividends per share of $.125.

Repurchases of Common Stock

In January 2023, our Board of Directors authorized a repurchase program for up to $500,000 of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the nine months ended October 1, 2023, the Company repurchased 6,730 shares under the January 2023 Authorization with an aggregate purchase price of $144,320, of which $2,001 was accrued as of October 1, 2023, and excluding excise tax of $1,293 and commissions of $94. As of October 1, 2023, the Company had $355,680 of availability remaining under the January 2023 Authorization. Subsequent to October 1, 2023 through October 26, 2023, the Company repurchased 1,232 shares under the January 2023 Authorization with an aggregate purchase price of $23,596, excluding applicable excise tax and commissions.

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

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Nine Months Ended
	October 1, 2023	October 2, 2022
Balance at beginning of period	$(64,176)	$(48,200)
Foreign currency translation	574	(20,520)
Balance at end of period	$(63,602)	$(68,720)

(12) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At October 1, 2023, Wendy’s and its franchisees operated 7,166 Wendy’s restaurants. Of the 415 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 159 restaurants, owned the building and held long-term land leases for 144 restaurants and held leases covering the land and building for 112 restaurants. Wendy’s also owned 488 and leased 1,186 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Finance lease cost:
Amortization of finance lease assets	$4,111	$4,053	$12,232	$12,223
Interest on finance lease liabilities	10,664	10,717	32,157	32,055
	14,775	14,770	44,389	44,278
Operating lease cost	21,577	21,929	64,455	64,914
Variable lease cost (a)	16,889	16,367	50,489	47,626
Short-term lease cost	1,466	1,116	4,433	3,954
Total operating lease cost (b)	39,932	39,412	119,377	116,494
Total lease cost	$54,707	$54,182	$163,766	$160,772
_______________

(a)Includes expenses for executory costs of $9,777 and $8,943 for the three months ended October 1, 2023 and October 2, 2022, respectively, and $29,797 and $27,796 for the nine months ended October 1, 2023 and October 2, 2022, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $31,824 and $31,559 for the three months ended October 1, 2023 and October 2, 2022, respectively, and $94,751 and $92,555 for the nine months ended October 1, 2023 and October 2, 2022, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $7,570 and $7,357 for the three months ended October 1, 2023 and October 2, 2022, respectively, and $22,981 and $22,130 for the nine months ended October 1, 2023 and October 2, 2022, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

Company as Lessor

The components of lease income are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Sales-type and direct-financing leases:
Selling profit	$354	$711	$1,555	$2,868
Interest income (a)	7,853	7,784	23,583	23,277

Operating lease income	40,567	42,351	123,352	127,839
Variable lease income	17,000	16,112	50,055	47,105
Franchise rental income (b)	$57,567	$58,463	$173,407	$174,944
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $42,545 and $43,540 recognized during the three months ended October 1, 2023 and October 2, 2022, respectively, and $128,457 and $130,394 recognized during the nine months ended October 1, 2023 and October 2, 2022, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $9,811 and $8,947 for the three months ended October 1, 2023 and October 2, 2022, respectively, and $29,704 and $27,732 for the nine months ended October 1, 2023 and October 2, 2022, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(13) Supplemental Cash Flow Information

The following table includes supplemental non-cash investing and financing activities:

	Nine Months Ended
	October 1, 2023	October 2, 2022
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$10,856	$7,232
Finance leases	13,436	24,212

The following table includes a reconciliation of cash, cash equivalents and restricted cash:

	October 1, 2023	January 1, 2023
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$598,025	$745,889
Restricted cash	36,727	35,203
Restricted cash, included in Advertising funds restricted assets	38,125	50,709
Total cash, cash equivalents and restricted cash	$672,877	$831,801

(14) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $15,713 and $15,148 under these lease agreements during the nine months ended October 1, 2023 and October 2, 2022, respectively, which has been recorded to “Franchise rental expense.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $181 and $166 during the nine months ended October 1, 2023 and October 2, 2022, respectively, which has been included as a reduction to “General and administrative.”

Transactions with Yellow Cab

Certain family members and affiliates of Mr. Nelson Peltz, our Chairman, and Mr. Peter May, our Senior Vice Chairman, as well as Mr. Matthew Peltz, our Vice Chairman, hold indirect, minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”) and operating companies managed by Yellow Cab, a Wendy’s franchisee, that as of October 1, 2023 owned and operated 83 Wendy’s restaurants. During the nine months ended October 1, 2023 and October 2, 2022, the Company recognized $11,143 and $9,942, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. As of October 1, 2023 and January 1, 2023, $1,116 and $1,125, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

Transactions with AMC

In February 2023, Ms. Kristin Dolan, a director of the Company, was appointed as the Chief Executive Officer of AMC Networks Inc. (“AMC”). During the nine months ended October 1, 2023, the Company purchased approximately $1,800 of advertising time from a subsidiary of AMC. As of October 1, 2023, approximately $16 was due to AMC for advertising time, which is included in “Advertising funds restricted liabilities.”

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

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $92,673 as of October 1, 2023. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of October 1, 2023. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of October 1, 2023.

Letters of Credit

As of October 1, 2023, the Company had outstanding letters of credit with various parties totaling $28,843. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Variable Funding Senior Secured Notes, Class A-1. We do not expect any material loss to result from these letters of credit.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(17) Segment Information

Revenues by segment are as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Wendy’s U.S.	$457,240	$445,934	$1,366,981	$1,303,685
Wendy’s International	35,167	27,547	97,162	77,916
Global Real Estate & Development	58,148	59,088	176,784	177,394
Total revenues	$550,555	$532,569	$1,640,927	$1,558,995

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Wendy’s U.S. (a)	$134,887	$123,696	$403,064	$355,519
Wendy’s International (b)	10,831	8,560	26,808	23,363
Global Real Estate & Development	24,418	25,905	76,020	80,795
Total segment profit	170,136	158,161	$505,892	$459,677
Unallocated franchise support and other costs	(29)	(756)	(6)	(750)
Advertising funds surplus (deficit)	1,088	(1,441)	3,509	(4,059)
Unallocated general and administrative (c)	(30,962)	(31,517)	(96,776)	(93,511)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(34,288)	(34,252)	(101,258)	(100,911)
Amortization of cloud computing arrangements	(3,844)	(888)	(7,692)	(888)
System optimization gains, net	120	452	119	4,138
Reorganization and realignment costs	(611)	(8)	(8,100)	(628)
Impairment of long-lived assets	(59)	(206)	(513)	(2,682)
Unallocated other operating income, net	52	8,590	180	8,911
Interest expense, net	(30,957)	(31,916)	(93,798)	(90,406)
Loss on early extinguishment of debt	(319)	—	(1,585)	—
Investment (loss) income, net	—	—	(10,389)	2,107
Other income, net	7,637	2,910	22,546	4,355
Income before income taxes	$77,964	$69,129	$212,129	$185,353
_______________

(a)Wendy’s U.S. includes advertising funds expense of $2,779 and $8,101 for the three and nine months ended October 2, 2022, respectively, related to the Company’s funding of incremental advertising.

(b)Wendy’s International includes advertising funds expense of $596 and $1,802 for the three and nine months ended October 1, 2023, respectively, and $1,002 and $2,924 for the three and nine months ended October 2, 2022, respectively, related to the Company’s funding of incremental advertising in Canada. In addition, Wendy’s International includes other international-related advertising surplus (deficit) of $535 and $(789) for the three and nine months ended October 1, 2023, respectively, and $538 and $(984) for the three and nine months ended October 2, 2022, respectively.

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

New Accounting Standards Adopted

Reference Rate Reform

In March 2020, the FASB issued guidance to provide temporary optional expedients and exceptions to current reference rate reform guidance to ease the financial reporting burdens related to the market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. During the nine months ended October 1, 2023, certain of the Company’s subsidiaries executed amendments to the 2021-1 Variable Funding Senior Secured Notes, Class A-1 and the U.S. advertising fund revolving line of credit to transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”), plus any applicable margin. In connection with these contract amendments, the Company adopted the reference rate reform guidance during the second quarter of 2023. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 1, 2023 (the “Form 10-K”). There have been no material changes as of October 1, 2023 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic share, and the third largest globally with 7,166 restaurants in the U.S. and 32 foreign countries and U.S. territories as of October 1, 2023.

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

Executive Overview

Our Business

As of October 1, 2023, the Wendy’s restaurant system was comprised of 7,166 restaurants, with 6,010 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 403 were operated by the Company and 5,607 were operated by a total of 215 franchisees. In addition, at October 1, 2023, there were 1,156 Wendy’s restaurants in operation in 32 foreign countries and U.S. territories. Of the international restaurants, 1,144 were operated by a total of 106 franchisees and 12 were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of October 1, 2023.

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

Third Quarter Financial Highlights

•Revenue increased 3.4% to $550.6 million in the third quarter of 2023 compared with $532.6 million in the third quarter of 2022;

•Global same-restaurant sales increased 2.8%, U.S. same-restaurant sales increased 2.2% and international same-restaurant sales increased 7.8% compared with the third quarter of 2022. On a two-year basis, global same-restaurant sales increased 9.7%;

•Global Company-operated restaurant margin was 15.0% in the third quarter of 2023, an increase of 70 basis points compared with the third quarter of 2022; and

•Net income increased 14.9% to $58.0 million in the third quarter of 2023 compared with $50.5 million in the third quarter of 2022.

Year-to-Date Financial Highlights

•Revenue increased 5.3% to $1.64 billion in the first nine months of 2023 compared with $1.56 billion in the first nine months of 2022;

•Global same-restaurant sales increased 5.2%, U.S. same-restaurant sales increased 4.7% and international same-restaurant sales increased 9.4% compared with the first nine months of 2022. On a two-year basis, global same-restaurant sales increased 9.6%;

•Global Company-operated restaurant margin was 15.1% in the first nine months of 2023, an increase of 160 basis points compared with the first nine months of 2022; and

•Net income increased 15.7% to $157.5 million in the first nine months of 2023 compared with $136.1 million in the first nine months of 2022.

Global Same-Restaurant Sales

Wendy’s long-term growth opportunities include driving strong same-restaurant sales momentum across all dayparts through our ownable core products, exciting menu innovation, compelling value offerings and improvements in speed, consistency and accuracy in our restaurants. Global same-restaurant sales increased 2.8% in the third quarter of 2023 and increased 9.7% on a two-year basis. Global same-restaurant sales increased 5.2% in the first nine months of 2023 and increased 9.6% on a two-year basis.

Digital

Wendy’s long-term growth opportunities include accelerated implementation of consumer-facing digital platforms and technologies. The Company has invested significant resources to focus on consumer-facing technology, including activating mobile ordering via Wendy’s mobile app, launching the Wendy’s Rewards loyalty program in the U.S. and Canada and establishing delivery agreements with third-party vendors. The Company is also partnering with key technology providers to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth. During the second quarter of 2023, the Company revised its definition of digital sales to reflect our full digital portfolio by including in-restaurant mobile scans, in addition to our previously included delivery, mobile order and kiosk digital channels. Under the revised definition, the Company’s digital business represented approximately 12.8% and 10.7% of global systemwide sales during the nine months ended October 1, 2023 and October 2, 2022, respectively.

New Restaurant Development

Wendy’s long-term growth opportunities include expanding the Company’s footprint through global restaurant expansion. To promote new restaurant development, the Company has provided franchisees with certain incentive programs for qualifying new restaurants, in addition to our $100.0 million build to suit development fund. In February 2023, the Company announced a new restaurant development incentive program in the U.S. and Canada that provides for waivers of royalty, national advertising and technical assistance fees for up to the first three years of operation for qualifying new restaurants. In addition, the Company has development agreements in place with a number of franchisees that contractually obligate such franchisees to open additional Wendy’s restaurants over a specified timeframe. During the nine months ended October 1, 2023, the Company and its franchisees added 71 net new restaurants across the Wendy’s system.

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). As a result of the Organizational Redesign Plan, the Company expects to hold its general and administrative expense in 2023 and 2024 relatively flat compared with 2022. The Company expects to incur total costs of approximately $11 million to $13 million related to the Organizational Redesign Plan, of which approximately $9 million to $11 million will be cash expenditures. The cash expenditures are expected to continue into 2025, with approximately two-thirds of the total cash expenditures occurring in 2023. Costs related to the Organizational Redesign Plan are recorded to “Reorganization and realignment costs.” During the nine months ended October 1, 2023, the Company recognized costs totaling $8.0 million, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $3 million to $5 million, comprised of (1) severance and related employee costs of approximately $1.5 million, (2) recruitment and relocation costs of approximately $0.5 million, (3) third-party and other costs of approximately $0.5 million and (4) share-based compensation of approximately $1.5 million. The Company expects costs related to the Organizational Redesign Plan to continue into 2026, with approximately three-fourths of the total costs to be recognized during 2023.

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the third quarter and the first nine months of 2023 and 2022.

	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Revenues:
Sales	$234.7	$228.8	$5.9	$703.4	$668.9	$34.5
Franchise royalty revenue and fees	149.4	141.7	7.7	444.0	414.2	29.8
Franchise rental income	57.6	58.5	(0.9)	173.4	174.9	(1.5)
Advertising funds revenue	108.9	103.6	5.3	320.1	301.0	19.1
	550.6	532.6	18.0	1,640.9	1,559.0	81.9
Costs and expenses:
Cost of sales	199.5	196.2	3.3	597.1	578.5	18.6
Franchise support and other costs	14.8	12.7	2.1	41.9	34.5	7.4
Franchise rental expense	31.9	31.7	0.2	94.9	92.7	2.2
Advertising funds expense	107.9	108.3	(0.4)	319.2	317.0	2.2
General and administrative	59.3	62.5	(3.2)	184.3	186.5	(2.2)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	34.3	34.3	—	101.3	100.9	0.4
Amortization of cloud computing arrangements	3.8	0.9	2.9	7.7	0.9	6.8
System optimization gains, net	(0.1)	(0.5)	0.4	(0.1)	(4.1)	4.0
Reorganization and realignment costs	0.6	—	0.6	8.1	0.6	7.5
Impairment of long-lived assets	0.1	0.2	(0.1)	0.5	2.7	(2.2)
Other operating income, net	(3.1)	(11.8)	8.7	(9.4)	(20.5)	11.1
	449.0	434.5	14.5	1,345.5	1,289.7	55.8
Operating profit	101.6	98.1	3.5	295.4	269.3	26.1
Interest expense, net	(31.0)	(31.9)	0.9	(93.8)	(90.4)	(3.4)
Loss on early extinguishment of debt	(0.3)	—	(0.3)	(1.6)	—	(1.6)
Investment (loss) income, net	—	—	—	(10.4)	2.1	(12.5)
Other income, net	7.7	2.9	4.8	22.5	4.4	18.1
Income before income taxes	78.0	69.1	8.9	212.1	185.4	26.7
Provision for income taxes	(20.0)	(18.6)	(1.4)	(54.6)	(49.3)	(5.3)
Net income	$58.0	$50.5	$7.5	$157.5	$136.1	$21.4

	Third Quarter				Nine Months
	2023	% of Total Revenues	2022	% of Total Revenues	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Sales	$234.7	42.6%	$228.8	43.0%	$703.4	42.9%	$668.9	42.9%
Franchise royalty revenue and fees:
Franchise royalty revenue	130.1	23.6%	124.5	23.4%	384.3	23.5%	361.4	23.2%
Franchise fees	19.3	3.5%	17.2	3.2%	59.7	3.6%	52.8	3.4%
Total franchise royalty revenue and fees	149.4	27.1%	141.7	26.6%	444.0	27.1%	414.2	26.6%
Franchise rental income	57.6	10.5%	58.5	11.0%	173.4	10.6%	174.9	11.2%
Advertising funds revenue	108.9	19.8%	103.6	19.4%	320.1	19.5%	301.0	19.3%
Total revenues	$550.6	100.0%	$532.6	100.0%	$1,640.9	100.0%	$1,559.0	100.0%

	Third Quarter				Nine Months
	2023	% of Sales	2022	% of Sales	2023	% of Sales	2022	% of Sales
Cost of sales:
Food and paper	$74.5	31.7%	$75.0	32.8%	$224.1	31.9%	$219.6	32.8%
Restaurant labor	74.9	31.9%	72.8	31.8%	223.8	31.8%	216.3	32.3%
Occupancy, advertising and other operating costs	50.1	21.4%	48.4	21.1%	149.2	21.2%	142.6	21.4%
Total cost of sales	$199.5	85.0%	$196.2	85.7%	$597.1	84.9%	$578.5	86.5%

	Third Quarter				Nine Months
	2023	% of Sales	2022	% of Sales	2023	% of Sales	2022	% of Sales
Company-operated restaurant margin:
U.S.	$35.5	15.6%	$33.3	14.8%	$108.8	15.9%	$92.2	14.0%
Global	35.2	15.0%	32.6	14.3%	106.3	15.1%	90.4	13.5%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	Third Quarter		Nine Months
	2023	2022	2023	2022
Key business measures:
U.S. same-restaurant sales:
Company-operated	0.7%	6.8%	3.6%	4.2%
Franchised	2.3%	6.3%	4.8%	3.2%
Systemwide	2.2%	6.4%	4.7%	3.3%

International same-restaurant sales (a)	7.8%	10.8%	9.4%	13.3%

Global same-restaurant sales:
Company-operated	1.0%	6.8%	3.8%	4.2%
Franchised (a)	3.0%	6.9%	5.4%	4.4%
Systemwide (a)	2.8%	6.9%	5.2%	4.4%

Systemwide sales (b):
U.S. Company-operated	$227.7	$225.2	$685.2	$659.6
U.S. franchised	2,885.3	2,780.6	8,557.2	8,058.9
U.S. systemwide	3,113.0	3,005.8	9,242.4	8,718.5
International Company-operated	7.1	3.6	18.2	9.3
International franchised (a)	460.3	409.7	1,328.6	1,182.7
International systemwide (a)	467.4	413.3	1,346.8	1,192.0
Global systemwide (a)	$3,580.4	$3,419.1	$10,589.2	$9,910.5
_______________

(a)Excludes Argentina due to the impact of that country’s highly inflationary economy.

(b)During the third quarter of 2023 and 2022, global systemwide sales increased 4.8% and 8.9%, respectively, U.S. systemwide sales increased 3.6% and 7.7%, respectively, and international systemwide sales increased 13.6% and 18.3%, respectively, on a constant currency basis. During the first nine months of 2023 and 2022, global systemwide sales increased 7.2% and 6.3%, respectively, U.S. systemwide sales increased 6.0% and 4.6%, respectively, and international systemwide sales increased 15.6% and 20.1%, respectively, on a constant currency basis.

	Third Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at July 2, 2023	403	5,590	11	1,111	7,115
Opened	—	27	1	44	72
Closed	—	(10)	—	(11)	(21)
Restaurant count at October 1, 2023	403	5,607	12	1,144	7,166

	Nine Months
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide

Restaurant count at January 1, 2023	403	5,591	12	1,089	7,095
Opened	2	64	1	85	152
Closed	(2)	(48)	(1)	(30)	(81)
Restaurant count at October 1, 2023	403	5,607	12	1,144	7,166

Sales	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Sales	$234.7	$228.8	$5.9	$703.4	$668.9	$34.5

The increase in sales during the third quarter and the first nine months of 2023 was primarily due to (1) a 1.0% and 3.8% increase in global Company-operated same-restaurant sales of $3.5 million and $25.4 million, respectively, and (2) net new restaurant development of $2.5 million and $10.2 million, respectively. Company-operated same-restaurant sales increased due to higher average check, partially offset by a decrease in customer count.

Franchise Royalty Revenue and Fees	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Franchise royalty revenue	$130.1	$124.5	$5.6	$384.3	$361.4	$22.9
Franchise fees	19.3	17.2	2.1	59.7	52.8	6.9
	$149.4	$141.7	$7.7	$444.0	$414.2	$29.8

Franchise royalty revenue during the third quarter of 2023 increased $5.6 million, of which (1) $3.2 million was due to net new restaurant development and (2) $2.4 million was due to a 3.0% increase in global franchise same-restaurant sales. Franchise royalty revenue during the first nine months of 2023 increased $22.9 million, of which (1) $14.8 million was due to a 5.4% increase in global franchise same-restaurant sales and (2) $9.4 million was due to net new restaurant development. Franchise same-restaurant sales during the third quarter and the first nine months of 2023 increased due to higher average check, partially offset by a decrease in customer count.

The increase in franchise fees during the third quarter of 2023 was primarily due to higher fees for providing information technology services to franchisees of $1.9 million. The increase in franchise fees during the first nine months of 2023 was primarily due to (1) higher fees for providing information technology services to franchisees of $3.8 million and (2) an increase in fees as a result of Franchise Flips and other miscellaneous fees of $3.0 million.

Franchise Rental Income	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Franchise rental income	$57.6	$58.5	$(0.9)	$173.4	$174.9	$(1.5)

The decrease in franchise rental income during the third quarter and the first nine months of 2023 was primarily due to the impact of assigning certain leases to franchisees, partially offset by an increase in executory costs. See Note 12 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Advertising Funds Revenue	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Advertising funds revenue	$108.9	$103.6	$5.3	$320.1	$301.0	$19.1

The increase in advertising funds revenue during the third quarter and the first nine months of 2023 was primarily due to an increase in franchise same-restaurant sales in the U.S. and Canada.

Cost of Sales, as a Percent of Sales	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Food and paper	31.7%	32.8%	(1.1)%	31.9%	32.8%	(0.9)%
Restaurant labor	31.9%	31.8%	0.1%	31.8%	32.3%	(0.5)%
Occupancy, advertising and other operating costs	21.4%	21.1%	0.3%	21.2%	21.4%	(0.2)%
	85.0%	85.7%	(0.7)%	84.9%	86.5%	(1.6)%

The decrease in cost of sales, as a percent of sales, during the third quarter and the first nine months of 2023 was primarily due to higher average check. This impact was partially offset by (1) an increase in restaurant labor rates, (2) a decrease in customer count, (3) higher commodity costs and (4) the impact of the Company’s investments to support the entry into the U.K. market and additional inflationary pressures in the U.K.

Franchise Support and Other Costs	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Franchise support and other costs	$14.8	$12.7	$2.1	$41.9	$34.5	$7.4

The increase in franchise support and other costs during the third quarter and the first nine months of 2023 was primarily due to an increase in costs incurred to provide information technology and other services to franchisees.

Franchise Rental Expense	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Franchise rental expense	$31.9	$31.7	$0.2	$94.9	$92.7	$2.2

The increase in franchise rental expense during the third quarter and the first nine months of 2023 was primarily due to an increase in executory costs. See Note 12 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Advertising Funds Expense	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Advertising funds expense	$107.9	$108.3	$(0.4)	$319.2	$317.0	$2.2

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

The decrease in advertising funds expense during the third quarter of 2023 was due to a decrease in the Company’s funding of incremental advertising, partially offset by an increase in franchise same-restaurant sales in the U.S. and Canada. The increase in advertising funds expense during the first nine months of 2023 was due to an increase in franchise same-restaurant sales in the U.S. and Canada, partially offset by a decrease in the Company’s funding of incremental advertising.

General and Administrative	Third Quarter			Nine Months
	2023	2022 (a)	Change	2023	2022 (a)	Change
Share-based compensation	$6.4	$5.0	$1.4	$15.7	$17.5	$(1.8)
Professional fees	13.2	15.7	(2.5)	42.8	44.2	(1.4)
Incentive compensation	5.4	6.4	(1.0)	20.4	19.2	1.2
Other, net	34.3	35.4	(1.1)	105.4	105.6	(0.2)
	$59.3	$62.5	$(3.2)	$184.3	$186.5	$(2.2)
_______________

(a)Certain reclassifications have been made to the prior year presentation to conform to the current year presentation.

The decrease in general and administrative expenses during the third quarter of 2023 was primarily due to a decrease in professional fees, primarily as a result of costs associated with the Company’s enterprise resource planning (“ERP”) system implementation during the third quarter of 2022.

The decrease in general and administrative expenses during the first nine months of 2023 was primarily due to (1) a decrease in share-based compensation and (2) lower professional fees, primarily as a result of costs associated with the Company’s ERP system implementation during the first nine months of 2022. These decreases were partially offset by an increase in incentive compensation accruals, reflecting higher operating performance as compared to plan in 2023 versus 2022.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Restaurants	$21.9	$21.2	$0.7	$63.9	$64.3	$(0.4)
Technology support, corporate and other	12.4	13.1	(0.7)	37.4	36.6	0.8
	$34.3	$34.3	$—	$101.3	$100.9	$0.4

The increase in depreciation and amortization during the first nine months of 2023 was primarily due to depreciation and amortization for technology investments and new restaurant assets, partially offset by assets becoming fully depreciated.

Amortization of Cloud Computing Arrangements	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Amortization of cloud computing arrangements	$3.8	$0.9	$2.9	$7.7	$0.9	$6.8

Amortization of cloud computing arrangements primarily represents amortization of assets associated with the Company’s ERP system implementation completed in the third quarter of 2022.

System Optimization Gains, Net	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
System optimization gains, net	$(0.1)	$(0.5)	$0.4	$(0.1)	$(4.1)	$4.0

System optimization gains, net for the first nine months of 2022 were primarily comprised of post-closing adjustments on previous sales of restaurants. See Note 3 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Reorganization and Realignment Costs	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Organizational redesign	$0.6	$—	$0.6	$8.0	$—	$8.0
Other reorganization and realignment plans	—	—	—	0.1	0.6	(0.5)
	$0.6	$—	$0.6	$8.1	$0.6	$7.5

During the first nine months of 2023, the Company recognized costs totaling $8.0 million under the Organizational Redesign Plan, which primarily included severance and related employee costs of $5.7 million and share-based compensation of $1.1 million. See Note 4 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Costs incurred under the Company’s other reorganization and realignment plans were not material during the three and nine months ended October 1, 2023 and October 2, 2022. The Company does not expect to incur any material additional costs under these plans.

Impairment of Long-Lived Assets	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Impairment of long-lived assets	$0.1	$0.2	$(0.1)	$0.5	$2.7	$(2.2)

The decrease in impairment of long-lived assets during the first nine months of 2023 was primarily due to higher impairment charges in the prior year as a result of the deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Gain from insurance recoveries	$—	$(8.6)	$8.6	$—	$(8.6)	$8.6
Lease buyout	0.2	—	0.2	0.2	(2.1)	2.3
Other, net	(3.3)	(3.2)	(0.1)	(9.6)	(9.8)	0.2
	$(3.1)	$(11.8)	$8.7	$(9.4)	$(20.5)	$11.1

The decrease in other operating income, net during the third quarter and the first nine months of 2023 was primarily due to a gain from insurance recoveries during the third quarter of 2022. Other operating income, net during the first nine months of 2023 also decreased due to prior year lease buyout activity.

Interest Expense, Net	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Interest expense, net	$31.0	$31.9	$(0.9)	$93.8	$90.4	$3.4

The decrease in interest expense, net during the third quarter of 2023 was primarily due to the impact of repurchasing $39.3 million in principal of the Company’s 7% debentures during the first nine months of 2023. The increase in interest expense, net during the first nine months of 2023 was primarily due to the impact of completing a debt financing transaction under the Company’s securitized financing facility in the first quarter of 2022, partially offset by the impact of repurchasing $39.3 million in principal of the Company’s 7% debentures during the first nine months of 2023.

Loss on Early Extinguishment of Debt	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Loss on early extinguishment of debt	$0.3	$—	$0.3	$1.6	$—	$1.6

During the first nine months of 2023, the Company incurred a loss on early extinguishment of debt of $1.6 million due to the repurchase of $39.3 million in principal of the Company’s 7% debentures.

Investment (Loss) Income, Net	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Investment (loss) income, net	$—	$—	$—	$(10.4)	$2.1	$(12.5)

During the first nine months of 2023, the Company recorded a loss of $10.4 million due to impairment charges for the difference between the estimated fair value and the carrying value of an investment in equity securities. During the first nine months of 2022, the Company recognized a gain of $2.1 million on an investment in equity securities as a result of an observable price change.

Other Income, Net	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Other income, net	$7.7	$2.9	$4.8	$22.5	$4.4	$18.1

The increase in other income, net during the third quarter and the first nine months of 2023 was primarily due to interest income earned on our cash equivalents, which increased as a result of cash received from our debt financing transaction under the Company’s securitized financing facility in the first quarter of 2022.

Provision for Income Taxes	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Income before income taxes	$78.0	$69.1	$8.9	$212.1	$185.4	$26.7
Provision for income taxes	(20.0)	(18.6)	(1.4)	(54.6)	(49.3)	(5.3)
Effective tax rate on income	25.5%	26.9%	(1.4)%	25.8%	26.6%	(0.8)%

Our effective tax rates for the third quarter and the first nine months of 2023 and 2022 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The decrease in the effective tax rate for the third quarter of 2023 compared with the third quarter of 2022 was primarily due to (1) a decrease in the tax effects of our foreign operations and (2) additional net income from our national advertising funds, which are not subject to tax. These decreases were partially offset by an increase in state income taxes, including discrete changes to state deferred income taxes. The decrease in the effective tax rate for the first nine months of 2023 compared with the first nine months of 2022 was primarily due to additional net income from our advertising funds, which are not subject to tax, partially offset by an increase in the tax effects of our foreign operations.

Segment Information

See Note 17 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Sales	$227.7	$225.2	$2.5	$685.2	$659.6	$25.6
Franchise royalty revenue	112.7	108.8	3.9	334.0	315.6	18.4
Franchise fees	17.0	15.3	1.7	51.8	46.7	5.1
Advertising fund revenue	99.8	96.6	3.2	296.0	281.8	14.2
Total revenues	$457.2	$445.9	$11.3	$1,367.0	$1,303.7	$63.3
Segment profit	$134.9	$123.7	$11.2	$403.1	$355.5	$47.6

The increase in Wendy’s U.S. revenues during the third quarter and the first nine months of 2023 was primarily due to an increase in same-restaurant sales. Same-restaurant sales increased during the third quarter and the first nine months of 2023 primarily due to higher average check, partially offset by a decrease in customer count.

The increase in Wendy’s U.S. segment profit during the third quarter and the first nine months of 2023 was primarily due to (1) higher revenues, (2) lower cost of sales, as a percent of sales for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales” (excluding the impact of the U.K. market) and (3) a decrease in the recognition of the Company’s funding of incremental advertising.

Wendy’s International

	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Sales	$7.1	$3.5	$3.6	$18.2	$9.3	$8.9
Franchise royalty revenue	17.4	15.8	1.6	50.4	45.7	4.7
Franchise fees	1.6	1.3	0.3	4.5	3.7	0.8
Advertising fund revenue	9.1	6.9	2.2	24.1	19.2	4.9
Total revenues	$35.2	$27.5	$7.7	$97.2	$77.9	$19.3
Segment profit	$10.8	$8.6	$2.2	$26.8	$23.4	$3.4

The increase in Wendy’s International revenues during the third quarter and the first nine months of 2023 was primarily due to (1) net new restaurant development in the U.K. and (2) an increase in same-restaurant sales. Same-restaurant sales increased during the third quarter and the first nine months of 2023 due to (1) higher average check and (2) an increase in customer count.

The increase in Wendy’s International segment profit during the third quarter and the first nine months of 2023 was primarily due to higher revenues. This increase was partially offset by (1) higher franchise support and other costs, (2) the Company’s investments to support the entry into the U.K. market and inflationary pressures in the U.K and (3) other international advertising expenses.

Global Real Estate & Development

	Third Quarter			Nine Months
	2023	2022	Change	2023	2022	Change
Franchise fees	$0.6	$0.6	$—	$3.4	$2.5	$0.9
Franchise rental income	57.5	58.5	(1.0)	173.4	174.9	(1.5)
Total revenues	$58.1	$59.1	$(1.0)	$176.8	$177.4	$(0.6)
Segment profit	$24.4	$25.9	$(1.5)	$76.0	$80.8	$(4.8)

The decrease in Global Real Estate & Development revenues during the third quarter and the first nine months of 2023 was primarily due to the impact of assigning certain leases to franchisees, partially offset by an increase in executory costs.

The decrease in Global Real Estate & Development segment profit during the third quarter and the first nine months of 2023 was primarily due to (1) a decrease in franchise rental income, reflecting the impact of assigning certain leases to franchisees, and (2) lower gains on sales-type leases.

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

Our anticipated cash requirements for the remainder of 2023, exclusive of operating cash flow requirements, consist principally of:

•capital expenditures of approximately $25.0 million to $30.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $80.0 million to $85.0 million;

•cash dividends aggregating approximately $51.6 million as discussed below in “Dividends;”

•stock repurchases under the Company’s January 2023 Authorization as discussed below in “Stock Repurchases;” and

•debt repurchases under the Company’s February 2023 Authorization as discussed below in “Long-Term Debt, Including Current Portion.”

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

The table below summarizes our cash flows from operating, investing and financing activities for the first nine months of 2023 and 2022:

	Nine Months
	2023	2022	Change
Net cash provided by (used in):
Operating activities	$269.5	$182.6	$86.9
Investing activities	(55.5)	(46.1)	(9.4)
Financing activities	(373.2)	324.5	(697.7)
Effect of exchange rate changes on cash	0.3	(7.1)	7.4
Net (decrease) increase in cash, cash equivalents and restricted cash	$(158.9)	$453.9	$(612.8)

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $269.5 million and $182.6 million in the first nine months of 2023 and 2022, respectively. The change was primarily due to (1) higher net income, adjusted for non-cash expenses, and (2) a decrease in payments for incentive compensation.

Investing Activities

Cash used in investing activities was $55.5 million and $46.1 million in the first nine months of 2023 and 2022, respectively. The change was primarily due to (1) an increase in capital expenditures of $5.7 million and (2) a decrease in proceeds from dispositions of $3.5 million.

Financing Activities

Cash (used in) provided by financing activities was $(373.2) million and $324.5 million in the first nine months of 2023 and 2022, respectively. The first nine months of 2023 was primarily comprised of (1) dividends of $157.9 million, (2) repurchases of common stock of $142.4 million and (3) long-term debt activities of $61.3 million, including the impact of repurchases of the Company’s 7% debentures during the first nine months of 2023. The first nine months of 2022 was primarily comprised of long-term debt activities of $470.3 million, reflecting the impact of the completion of the Company’s debt financing transaction during the first quarter of 2022, partially offset by (1) dividends of $80.2 million and (2) repurchases of common stock of $52.0 million.

Long-Term Debt, Including Current Portion

During the nine months ended October 1, 2023, Wendy’s repurchased $39.3 million in principal of its 7% debentures for $39.3 million.

We may from time to time seek to repurchase additional portions of our outstanding long-term debt, including our 7% debentures and/or our senior secured notes, through open market purchases, privately negotiated transactions or otherwise. In December 2022, our Board of Directors authorized debt repurchases of up to $25.0 million and, in February 2023, our Board of Directors authorized additional debt repurchases of up to $50.0 million through February 2024 (the “February 2023 Authorization”), resulting in total debt repurchase authorizations of up to $75.0 million. As of October 1, 2023, the Company had completed the December 2022 debt repurchase authorization and had $35.7 million remaining under the February 2023 Authorization. Subsequent to October 1, 2023 through October 26, 2023, the Company repurchased $29.2 million and $1.2 million in principal of its Class A-2 senior secured notes and 7% debentures, respectively, for a total of $26.1 million. In addition, in October 2023, our Board of Directors approved an increase of $10.0 million to the February 2023 Authorization, which continues to expire in February 2024. Further repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Whether or not to repurchase any additional debt and the size and timing of any such repurchases will be determined at our discretion.

Except as described above, there were no material changes to the Company’s debt obligations since January 1, 2023. The Company was in compliance with its debt covenants as of October 1, 2023. See Note 6 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Dividends

On March 15, 2023, June 15, 2023 and September 15, 2023, the Company paid quarterly cash dividends per share of $.25, aggregating $157.9 million. On November 2, 2023, the Company announced a dividend of $.25 per share to be paid on December 15, 2023 to stockholders of record as of December 1, 2023. As a result, the Company expects that its total cash requirement for the fourth quarter of 2023 will be approximately $51.6 million based on the number of shares of its common stock outstanding at October 26, 2023. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). In connection with the January 2023 Authorization, the remaining portion of the previous February 2022 authorization for $250.0 million was canceled. During the nine months ended October 1, 2023, the Company repurchased 6.7 million shares under the January 2023 Authorization with an aggregate purchase price of $144.3 million, of which $2.0 million was accrued as of October 1, 2023, and excluding excise tax of $1.3 million and commissions of $0.1 million. As of October 1, 2023, the Company had $355.7 million of availability remaining under the January 2023 Authorization. Subsequent to October 1, 2023 through October 26, 2023, the Company repurchased 1.2 million shares under the January 2023 Authorization with an aggregate purchase price of $23.6 million, excluding applicable excise tax and commissions.

Cloud Computing Arrangements

In addition to the anticipated cash requirements for capital expenditures noted above in “Cash Flows,” the Company expects to spend approximately $30.0 million during 2023 on cloud computing arrangements (“CCA”), primarily related to the Company’s human capital management system implementation. The Company’s cash expenditures related to CCA amounted to $25.2 million during the nine months ended October 1, 2023.

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during the nine months ended October 1, 2023, and we expect this to continue throughout the remainder of 2023. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases and product mix. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

During the nine months ended October 1, 2023, certain of the Company’s subsidiaries executed amendments to the 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”) and the U.S. advertising fund revolving line of credit to transition from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”), plus any applicable margin. The Company continues to be exposed to interest rate increases under its Class A-1 Notes, its U.S. advertising fund revolving line of credit and certain other lines of credit; however, the Company had no outstanding borrowings under such lines of credit as of October 1, 2023.

Except as described above, there were no significant changes from the information contained in the Company’s Form 10-K for the fiscal year ended January 1, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 1, 2023. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of October 1, 2023, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the third quarter of 2023 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the third quarter of 2023:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
July 3, 2023 through August 6, 2023	794,383	$21.49	770,260	$395,203,847
August 7, 2023 through September 3, 2023	967,313	$20.66	925,891	$376,132,409
September 4, 2023 through October 1, 2023	1,011,562	$20.25	1,010,791	$355,679,841
Total	2,773,258	$20.75	2,706,942	$355,679,841

(1)Includes 66,316 shares of common stock reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible.

Subsequent to October 1, 2023 through October 26, 2023, the Company repurchased 1.2 million shares under the January 2023 Authorization with an aggregate purchase price of $23.6 million, excluding applicable excise tax and commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1
Second Amendment to the Class A-1 Note Purchase Agreement, dated as of September 22, 2023, by and among Wendy’s Funding, LLC as Master Issuer, each of Quality Is Our Recipe, LLC, Wendy’s Properties, LLC and Wendy’s SPV Guarantor, LLC, as Guarantors, Wendy’s International, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Coöperatieve Rabobank, U.A., New York Branch, as L/C Provider, Swingline Lender and Administrative Agent.*

10.2
Amendment to Awards Issued by The Wendy’s Company Under Various Equity Plans, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on August 9, 2023 (SEC file no. 001-02207).**

10.3
Form of Nonqualified Stock Option Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on August 9, 2023 (SEC file no. 001-02207).**

10.4
Form of Restricted Stock Unit Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan (Ratable Vesting), incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Current Report on Form 8-K filed on August 9, 2023 (SEC file no. 001-02207).**

10.5
Form of Restricted Stock Unit Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan (Cliff Vesting), incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Current Report on Form 8-K filed on August 9, 2023 (SEC file no. 001-02207).**

10.6
Form of Performance Unit Award Agreement for 2023 under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Current Report on Form 8-K filed on August 9, 2023 (SEC file no. 001-02207).**

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
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023, formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: November 2, 2023	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: November 2, 2023	By: /s/ Suzanne M. Thuerk
Suzanne M. Thuerk
Chief Accounting Officer
(Principal Accounting Officer)