Form 10-K
period 2023-12-31
Wendy's Co
filed 2024-02-26
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2023
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

The aggregate market value of common equity held by non-affiliates of The Wendy’s Company as of June 30, 2023 was approximately $3,731.2 million. As of February 16, 2024, there were 205,466,016 shares of The Wendy’s Company common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from The Wendy’s Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2023.

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

•the disruption to our business from COVID-19 and its impact on our results of operations, financial condition and prospects;

•impacts to our corporate reputation or the value and perception of our brand;

•the effectiveness of our marketing and advertising programs and new product development;

•our ability to manage the impact of social media;

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

Item 1. Business.

Company Overview

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the United States (the “U.S.”) based on traffic and dollar share, and the third largest globally with 7,240 restaurants in the U.S. and 32 foreign countries and U.S. territories as of December 31, 2023.

At December 31, 2023, there were 6,030 Wendy’s restaurants in operation in the U.S. Of these restaurants, 403 were operated by the Company and 5,627 were operated by a total of 212 franchisees. In addition, at December 31, 2023, there were 1,210 Wendy’s restaurants in operation in 32 foreign countries and U.S. territories. Of the international restaurants, 1,198 were operated by a total of 106 franchisees and 12 were operated by the Company in the United Kingdom (the “U.K.”).

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

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 31, 2023” or “2023,” (2) “the year ended January 1, 2023” or “2022,” and (3) “the year ended January 2, 2022” or “2021,” all of which consisted of 52 weeks.

Business Strategy

Wendy’s long-term growth opportunities include delivering accelerated global growth through (1) driving same-restaurant sales momentum across all dayparts, (2) accelerating our consumer-facing digital platforms and technologies and (3) expanding the Company’s footprint across the globe. Wendy’s vision is to become the world’s most thriving and beloved restaurant brand.

Business Segments

The Company is comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, franchise fees and national advertising fund collections from franchised restaurants. Wendy’s International includes the operation and franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our Canadian restaurant real estate joint venture (“TimWen”). In addition, Global Real Estate & Development earns fees from facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”) and providing other development-related services to franchisees. See Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 herein and Note 26 to the Consolidated Financial Statements contained in Item 8 herein for segment financial information.

The Wendy’s Restaurant System

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, franchise fees, national advertising funds contributions and rents received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of December 31, 2023.

Restaurant Openings and Closings

During 2023, Wendy’s opened four new Company-operated restaurants and closed four generally underperforming Company-operated restaurants. During 2023, Wendy’s franchisees opened 244 new restaurants and closed 99 generally underperforming restaurants.

The following table sets forth the number of Wendy’s restaurants in operation at the beginning and end of each fiscal year from 2021 to 2023:

	2023	2022	2021
Restaurants open at beginning of period	7,095	6,949	6,828
Restaurants opened during period	248	276	210
Restaurants closed during period	(103)	(130)	(89)
Restaurants open at end of period	7,240	7,095	6,949

Restaurant Operations

Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring chicken sandwiches, which are prepared to order with the customer’s choice of toppings and condiments. Wendy’s menu also includes chicken nuggets, chili, french fries, baked potatoes, freshly prepared salads, soft drinks, Frosty® desserts and kids’ meals. In addition, Wendy’s restaurants sell a variety of promotional products on a limited time basis. In March 2020, Wendy’s entered the breakfast daypart across the U.S. system and, in May 2022, launched breakfast in Canada. Wendy’s breakfast menu features a variety of breakfast sandwiches such as the Breakfast Baconator® and sides such as seasoned potatoes.

Free-standing Wendy’s restaurants generally include a pick-up window in addition to a dining room. In 2021, 2022 and 2023 pick-up window sales represented approximately 82%, 77% and 74% of sales at Company-operated restaurants, respectively. Prior to the impact of COVID-19, approximately two-thirds of sales at Company-operated restaurants occurred through the pick-up window.

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

Supply Chain, Distribution and Purchasing

As of December 31, 2023, three independent processors (five total production facilities) supplied all of the fresh beef used by Wendy’s restaurants in the U.S. In addition, seven independent processors (17 total production facilities) supplied all of the chicken used by Wendy’s restaurants in the U.S. In addition, there was one main in-line distributor of food, packaging and beverage products, excluding breads, that serviced approximately 67% of Wendy’s restaurants in the U.S. and four additional in-line distributors that, in the aggregate, serviced approximately 32% of Wendy’s restaurants in the U.S. Wendy’s and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations, and Wendy’s anticipates no such shortages of products and believes that alternate suppliers and distribution sources are available. Suppliers and distributors to the Wendy’s system must comply with U.S. Department of Agriculture (“USDA”) and U.S. Food and Drug Administration (“FDA”) regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.

Wendy’s has a purchasing co-op relationship structure with its franchisees that establishes Quality Supply Chain Co-op, Inc. (“QSCC”). QSCC manages, for the Wendy’s system in the U.S. and Canada, contracts for the purchase and distribution of food, proprietary paper, operating supplies and equipment, typically under national agreements with pricing based upon total system volume. QSCC’s supply chain management facilitates the continuity of supply and provides consolidated purchasing efficiencies while monitoring and seeking to minimize possible obsolete inventory throughout the Wendy’s supply chain in the U.S. and Canada. Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend.

Wendy’s does not sell food or restaurant supplies to its franchisees.

Quality Assurance

Wendy’s quality assurance program is designed to verify that the food products supplied to our restaurants are processed in a safe, sanitary environment and in compliance with our food safety and quality standards. Wendy’s quality assurance personnel regularly conduct sanitation and production audits for all of our core menu product processing facilities, which include beef, chicken, eggs, pork, buns, french fries, Frosty® dessert ingredients and produce. Animal welfare audits are also conducted at all beef, chicken and pork facilities to confirm compliance with our required animal welfare and handling policies and procedures. In addition to our facility audit program, weekly samples of beef, chicken and other core menu products from our distribution centers are randomly sampled and analyzed by a third-party laboratory to test conformance to our quality specifications. Wendy’s representatives, including third-party auditors, regularly conduct evaluations and inspections of all Company-operated and franchised restaurants to test conformance to our sanitation, food safety and operational requirements. In addition, restaurant crew and managers at Company-operated and franchised restaurants are re-certified each year on critical food safety standards. Wendy’s has the right to terminate franchise agreements if franchisees fail to comply with quality standards. Wendy’s also utilizes a platform designed to help streamline data collection, tracking and trending in our supply chain as part of our food safety and quality assurance program. We continue to expand the scope of the platform to help us monitor and assess food safety and quality assurance risks.

Information Technology

Wendy’s relies on computer systems and information technology to conduct its business. Wendy’s utilizes both commercially available third-party software and proprietary software owned by the Company to run the point-of-sale and kitchen delivery functions and certain other consumer-facing and back-office functions in Wendy’s restaurants. Wendy’s has invested significant resources to focus on consumer-facing and other technology, including investments to support restaurant stability, enterprise resource planning, enhancements to Wendy’s mobile apps and loyalty program, data infrastructure to support customer relationship management and personalized marketing capabilities and delivery arrangements with third-party vendors for Wendy’s U.S. and Canadian restaurants. We believe our digital platforms are critical to creating a more seamless user experience, providing insights to enhance our relationship with customers and meeting consumer demand for customization, speed and convenience. In October 2021, we announced a partnership with a third-party global cloud provider with the intention to enhance our restaurant experience and unlock new customer, restaurant and employee experiences through data-driven insights.

Trademarks and Service Marks

Wendy’s or its subsidiaries have registered certain trademarks and service marks in the U.S. Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Quality Is Our Recipe® and the Wendy Cameo design. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks have their next required maintenance filings at various times from 2024 to 2034 in order to keep such registrations in force, while international trademarks and service marks have various durations of seven to 15 years. Wendy’s generally intends to maintain and renew its trademarks and service mark registrations in accordance with applicable deadlines.

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

Competition

Each Wendy’s restaurant is in competition across all dayparts with other food service operations within the same geographical area. The quick-service restaurant segment is highly competitive and includes well-established competitors. Wendy’s competes with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price and value perception of food and beverage products offered. The number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of marketing and new product development by Wendy’s and its competitors are also important factors. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure. Wendy’s competes within the food service industry and the quick-service restaurant sector for customers as well as for personnel, suitable real estate sites and qualified franchisees.

Wendy’s competitive position is differentiated by a focus on high quality, craveable food, its made-to-order square hamburgers using fresh, never frozen ground beef*, its unique and diverse menu, including chicken sandwiches, freshly-prepared salads and other signature items like chili, baked potatoes, the Frosty® dessert and the Breakfast Baconator®, its promotional products, its choice of toppings and condiments and the atmosphere and décor of its restaurants. (*Fresh beef available in the contiguous U.S., Alaska and Canada.) Wendy’s continues to implement its Image Activation program, which includes reimaging existing Wendy’s restaurants and building new Wendy’s restaurants with innovative exterior and interior restaurant designs, with plans for a significant number of new and reimaged restaurants in 2024 and beyond. The Image Activation program also differentiates the Company from its competitors by its emphasis on selection and performance of restaurant employees that provide friendly and engaged customer service in Wendy’s restaurants. As of December 31, 2023, 86% of the Wendy’s system was reimaged.

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

Other restaurant chains, including those within the hamburger category, have also competed by offering high quality sandwiches made with fresh ingredients and artisan breads, and there are several emerging restaurant chains featuring high quality food served at in-line locations. Several chains have also sought to compete by targeting certain consumer groups, such as capitalizing on trends toward certain types of diets or dietary preferences (e.g., plant-based food, alternative proteins, low carbohydrate, low trans-fat, gluten free or antibiotic free) by offering menu items that are promoted as being consistent with such diets.

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

The table below shows the number of restaurant acquisitions, restaurant dispositions and Franchise Flips completed in each of 2023, 2022 and 2021.

	Year Ended
	2023	2022	2021
Restaurant acquisitions	—	1	93
Restaurant dispositions	—	1	47
Franchise Flips (a)	99	79	34
_______________

(a)Represents franchisee-to-franchisee restaurant transfers for which the Company received advisory fees, which include valuation services and fees for selecting pre-approved buyers.

Franchising

As of December 31, 2023, 212 Wendy’s U.S. franchisees operated 5,627 franchised restaurants in 50 states and the District of Columbia, and 106 Wendy’s international franchisees operated 1,198 franchised restaurants in 32 foreign countries and U.S. territories.

U.S. Franchise Arrangements

The rights and obligations governing the majority of franchised restaurants operating in the U.S. are set forth in the Wendy’s current Unit Franchise Agreement (the “Current Franchise Agreement”) (non-traditional locations may operate under an amended agreement or alternate form of agreement). This agreement provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Current Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions. The initial term may be extended up to 25 years and the renewal extended up to 20 or 25 years for qualifying restaurants under the new restaurant development incentive and reimage programs described below in “Franchise Development and Other Relationships.” Wendy’s has in the past franchised under different agreements on a multi-unit basis; however, Wendy’s now grants new Wendy’s franchises on a unit-by-unit basis.

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

The technical assistance fee is used to defray some of the costs to Wendy’s for start-up and transitional services related to new and existing franchisees acquiring Company-operated restaurants and in the development and opening of new restaurants. In certain limited instances (such as a reduced franchise agreement term, development incentive programs or other unique circumstances), Wendy’s may charge a reduced technical assistance fee or may waive the technical assistance fee. Wendy’s does not select or employ personnel on behalf of franchisees.

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

Non-Traditional Development

Non-traditional locations, such as fuel and transportation centers, food courts and other retail locations, military bases and delivery kitchens, represent a component of Wendy’s global development strategy. These non-traditional locations may be subject to different rights and obligations than our traditional franchise arrangements, including with respect to initial and renewal franchise terms, technical assistance fees, monthly royalty rates and advertising contribution rates, and the sales levels at these locations may also differ from sales levels at traditional Wendy’s restaurants.

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

See Note 7 and Note 21 to the Consolidated Financial Statements contained in Item 8 herein, and the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, for information regarding certain guarantee obligations, reserves, commitments and contingencies involving franchisees.

Advertising and Marketing

In the U.S. and Canada, Wendy’s advertises nationally through national advertising funds primarily on network and cable television programs, including nationally televised events, as well as through audio and digital media, and advertises locally primarily through regional network and cable television, audio and digital media and out-of-home media, such as billboards. Wendy’s maintains two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, the Internet and a variety of promotional campaigns, including through digital and social media platforms. Separate national advertising funds are administered for Wendy’s U.S. and Canadian restaurant locations. Contributions to the national advertising funds are required to be made by both Company-operated and franchised restaurants and are based on a percentage of restaurant sales. In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both Company-operated and franchised restaurants based on a percentage of restaurant sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising programs are governed by the Current Franchise Agreement in the U.S. and by the Single Unit Sub-Franchise Agreement in Canada. Required contributions by Company-operated restaurants for advertising and promotional programs are at the same percentage of sales as franchised restaurants within the Wendy’s system. As of December 31, 2023, the contribution rate for U.S. restaurants was generally 3.5% of sales for national advertising and 0.5% of sales for local and regional advertising. As of December 31, 2023, the contribution rate for Canadian restaurants was generally 3.0% of sales for national advertising and 1.0% of sales for local and regional advertising, with the exception of Quebec, for which there is no national advertising contribution rate and the local and regional advertising contribution rate is 4.0% of sales. Non-traditional locations, including delivery kitchens, may be subject to adjusted requirements for national, local and regional advertising contributions. See Note 24 to the Consolidated Financial Statements contained in Item 8 herein for additional information regarding advertising.

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

We continue to invest in employees to ensure we are able to attract, hire and retain great talent throughout our organization. We measure our effectiveness in these areas using various tools and metrics, including administering an employee engagement survey annually and tracking our employee turnover rates compared to others in the restaurant industry.

As of December 31, 2023, the Company was comprised of approximately 15,300 employees, of which approximately one-third were full-time, and two-thirds were part-time. The vast majority of our employees are located in the United States and work in our Company-operated restaurants within our Wendy’s U.S. business segment. Outside of our Company-operated restaurants, our largest population of employees work in our restaurant support organization, which includes employees across the globe and at our restaurant support center in Dublin, Ohio. We are proud to have a workforce with diverse backgrounds and experiences.

Respectful Workplace

From day one, the Wendy’s business has always been of, for and about people. Respect and fair treatment for our team members, franchisees, supplier partners and vendors are a central part of our business. So is staying true to the values established by our founder, Dave Thomas, more than 50 years ago, which include Doing the Right Thing, Treating People with Respect and Giving Something Back. Our commitment to these values is reflected in our Code of Business Conduct and Ethics, which applies to Company employees and directors, and in our Supplier Code of Conduct, which sets forth our expectations for key suppliers to the Wendy’s system in the U.S. and Canada. We strive to bring our values to life through daily interactions with our team members, franchisees and customers and in the communities where we do business. We expect our employees to maintain respectful workplaces that support and protect the integrity of the Wendy’s brand and fuel our continued success.

Diversity, Equity and Inclusion

We believe our strategic focus on diversity, equity and inclusion (“DE&I”) has helped and will continue to help the Company remain true to our values as well as support our financial performance and global growth strategy. Creating and fostering inclusive work environments allows us to create an engaging and welcoming culture for our employees, which we believe positively affects the quality of products, service and experience we deliver to our customers. Through the leadership and support of our Office of DE&I, we continue to make meaningful progress against all of our goals, including increasing the diversity of representation among Company leadership and management and attracting new, diverse franchisees into our system.

We are fortunate to have several thriving Employee Resource Groups (“ERGs”), which are voluntary employee-led groups, each sponsored by a Wendy’s senior leadership team member. Our ERGs serve an important role in support of our DE&I strategy, creating forums for learning and inclusion, providing opportunities to celebrate different backgrounds, empowering employees to bring their authentic selves to work and creating leadership and professional development opportunities. Our ERGs focus on employees and allies who identify as Women (Women of Wendy’s), LGBTQ+ (WeQual), Military Veterans & Families (WeVets), Culturally Diverse (WCD), Black (WeBERG), Young Professionals (WenGEN) and Caregivers (GiveCare). In 2023, we hosted over 30 wide-ranging programs facilitated by our ERGs and were recognized by McKinsey & Company and LeanIn.org’s 2023 Women in the Workplace Study.

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

Safety and Well-Being

We are committed to providing our employees with safe and comfortable work environments and offering resources that our employees can use to help promote their well-being. We remain focused on our high standards of quality and cleanliness at our restaurants through processes like reviewing cleaning procedures, maintaining an adequate supply of cleaning products and conducting our annual food safety recertification for our restaurant crew and managers. We prioritize the safety and wellbeing of our employees by fostering a culture of people safety awareness, responsibility and accident prevention. Through education, training and the active involvement of our employees and restaurant support organization, we strive to provide a restaurant environment that is free from recognized hazards and prevent accidents, injuries and occupational illnesses. We also recognize that the wellbeing of our employees goes beyond work and our work environments. We offer several benefits to support the health and wellbeing of our employees, including our employee assistance program (EAP), available at no cost to Company employees and their household members. We are also proud to offer paid sick time at all levels within our restaurants to ensure employees can prioritize their health and the health of their families.

Talent Development

To set our employees up for success and support their personal development and career growth, we invest in training and development programs at all levels within the Company. We also leverage annual processes that support individual performance planning, individual professional development planning and a broad review of talent development throughout the Company. Restaurant-level employees have the opportunity to take advantage of an extensive online learning curriculum, as well as hands-on training led by crew trainers, managers and field support staff. Restaurant managers and multi-unit operators participate in Wendy’s University, which includes targeted training to develop management and leadership skills. Wendy’s University also provides targeted programming for corporate management staff, including diversity training, people manager training, leadership dialogues and the opportunity to participate in third party conferences and training. Our leadership development program (WeLead) uses a cohort learning strategy for emerging leaders over a six-month curriculum designed to build on our performance-driven culture and develop talent across the organization.

Community-Based Giving

Wendy’s maintains a charitable giving program that supports four core categories: foster care adoption; hunger and food integrity; youth and families; and vibrant communities. In 2023, Wendy’s made charitable donations to a variety of organizations across the globe, highlighted by our ongoing and significant support of the Dave Thomas Foundation for Adoption, a charitable foundation created by our founder, Dave Thomas, which has been our signature charitable cause for more than 30 years. In addition to corporate contributions, we also hosted an employee-driven Community Giving Program, in which employees from across the Wendy’s system nominated worthy charitable organizations to receive grants from The Wendy’s Foundation. We also made grants available to charitable organizations chosen by our ERGs in support of their missions.

Additional information about our people and human capital initiatives is available on our website at www.wendys.com/what-we-value, in our annual Corporate Responsibility report and on The Square DealTM Wendy’s Blog at www.squaredealblog.com. The contents of our website and these additional information sources are not incorporated by reference in this Form 10-K or any other report or document we file with the Securities and Exchange Commission.

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

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, we have included below certain material factors that have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2024, and beyond, to differ materially from those expressed in or implied by any forward-looking statements made by us or on our behalf.

Risks Related to Macroeconomic and Industry Conditions

Competition from other restaurant companies, as well as grocery chains and other retail food outlets, or poor customer experience at Wendy’s restaurants, could hurt our brand.

The market segments in which Wendy’s restaurants compete are highly competitive with respect to, among other things, price and value perception, food quality and presentation, product innovation, service, location, convenience, digital engagement and the nature and condition of the restaurant facility. If customers have a poor experience at a Wendy’s restaurant, whether at a Company-operated or franchised restaurant, we may experience a decrease in customer counts. Further, Wendy’s restaurants compete with a variety of locally owned restaurants, as well as competitive regional, national and global restaurant chains. Additionally, many of our competitors have introduced lower cost value meal menu options and have employed marketing strategies that include frequent use of price discounting (including through the use of coupons and other offers), frequent promotions and heavy advertising expenditures. Some of our competitors have substantially greater financial, marketing, personnel and other resources than we do, which may allow them to react to changes in pricing, marketing and operational strategies better than we can and drive higher levels of brand awareness among consumers. This product and price competition could result in reduced revenues and loss of market share.

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

The success of the Wendy’s system depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Material declines in the amount of discretionary spending or consumer food-away-from-home spending, or significant increases in expenses incurred by consumers, such as living expenses or gasoline prices, could hurt our business, results of operations and financial condition. Our success also depends to a large extent on continued consumer acceptance of, and demand for, our offerings, the success of our operating, growth, promotional, marketing and new product development initiatives and the reputation of our brand. If we are unable to continue to achieve consumer acceptance or adapt to changes in consumer demographics or preferences, including with respect to nutrition, health or dietary trends, environmental or social concerns or the use of digital channels, Wendy’s restaurants may lose customers, and the resulting revenues from Company-operated restaurants and the royalties that we receive from franchisees may decline.

COVID-19 has disrupted and could continue to disrupt our business, which has materially affected and could continue to materially affect our results of operations, financial condition and prospects.

COVID-19 adversely affected, and could continue to adversely affect, our business. Our customer counts and systemwide sales were significantly negatively impacted by COVID-19 and customers may continue to be reluctant to return to in-restaurant dining. Our restaurant operations have been and could continue to be disrupted by COVID-19, including restaurant and dining room closures, labor shortages or increased labor costs. Furthermore, COVID-19 has led, and could again lead, to interruptions in the delivery of food or other supplies to Wendy’s restaurants closures of supplier or distributor facilities or financial distress of suppliers or distributors. Our results of operations and those of our franchisees could be adversely affected if our key suppliers or distributors are unable to fulfill their responsibilities and we are unable to timely identify and transition the impacted business to alternative suppliers or distributors. COVID-19 has had, and could again have, an adverse effect on new restaurant development, as well as on our franchisees’ operations and financial condition. In addition to the risks described above, COVID-19 has had, and could continue to have, the effect of heightening other risks disclosed in this risk factors section, including, but not limited to, those related to brand value and perception, consumer preferences and spending, our ability to achieve or maintain market share, new restaurant development, commodity costs, labor, supply chain and purchasing and international operations. We cannot predict the ultimate duration, scope or severity of COVID-19 or its ultimate impact on our results of operations, financial condition and prospects.

Risks Related to Brand Perception and Value

Our success depends substantially on our corporate reputation and on the value and perception of our brand.

Our success depends in large part upon our ability to maintain and enhance the value of our brand, our customers’ loyalty to our brand and a positive relationship with our franchisees and other business partners. Brand value is based in part on consumer perceptions on a variety of subjective qualities. Erosion of trust in our brand can be caused by isolated or recurring incidents originating from us, our franchisees or our business partners, or from external events. Such incidents can significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation. For example, our brand could be damaged by claims or perceptions about the quality or safety of our products or the quality or reputation of our employees, franchisees or other business partners, regardless of whether such claims or perceptions are true. Our brand could also be adversely impacted by other incidents described in this risk factors section, including incidents related to customer service, health or safety, a failure to attract and retain qualified employees, food safety or other health concerns regarding our products, the impact of social media, data privacy violations, cyber incidents, environmental, social and governance matters or reports of our employees, franchisees or business partners taking controversial positions or acting in an unethical, illegal or socially irresponsible manner. Any such incidents could cause a decline in consumer confidence in our brand and reduce consumer demand for our products, which could have a material adverse impact on our business, results of operations and financial condition.

Our results of operations and the value and perception of our brand depend in part on the effectiveness of our marketing and advertising programs and the successful development and launch of new products.

Our results of operations and the value and perception of our brand are heavily influenced by brand marketing and advertising and by our ability to develop and launch new and innovative products. Our marketing and advertising programs may not be successful, or we may fail to develop commercially successful new products, which may impact our ability to attract new customers and retain existing customers, which, in turn, could materially and adversely affect our results of operations and the value and perception of our brand. Moreover, because franchisees contribute to advertising funds based on a percentage of sales at their franchised restaurants, our advertising fund expenditures are dependent upon sales volumes across the Wendy’s system. If systemwide sales decline, this could result in a reduced amount of funds available for our marketing and advertising programs. In addition, to the extent we use value offerings or other promotions or discounts in our marketing and advertising programs to drive customer counts, these actions may condition our customers to resist higher menu prices or result in reduced demand for premium products.

Our inability or failure to recognize, respond to and effectively manage the impact of social media could adversely impact our brand, business and results of operations.

Social media platforms, including forms of internet-based communications, allow individuals access to a broad audience. The availability of information on social media platforms is virtually immediate and has given users the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. The dissemination of information by customers, employees, social media influencers and others via social media, whether accurate or inaccurate, could harm our business, brand, reputation, results of operation and financial condition. This damage may be immediate, without an opportunity to correct inaccurate information or respond to or address particular issues. In addition, as part of our marketing efforts, we frequently use social media to communicate with consumers in order to build their awareness of, engagement with and loyalty to our brand. Our failure to use social media effectively or appropriately, particularly as compared to our competitors, could lead to a decline in brand value, customer visits and revenues. Laws and regulations governing the use of social media continue to rapidly evolve. A failure by us, our employees, our franchisees or third parties acting on our behalf to abide by applicable laws and regulations in the use of social media could adversely impact our reputation, brand, results of operations and financial condition or subject us to litigation, fines or other penalties. Social media risks could also arise from our employees, franchisees or business partners not following defined policies for the use of social media during business operations, or actions taken by employees during personal activities outside of their employment, but which could still reflect negatively on the Wendy’s brand.

We may be unable to adequately protect our intellectual property, which could harm the value of our brand and hurt our business.

Our intellectual property is material to the conduct of our business. We rely on a combination of trademarks, service marks, copyrights, domain names, trade secrets and similar intellectual property rights to protect our brand and other intellectual property. The success of our business strategy depends, in part, on our continued ability to use our trademarks and service marks to increase brand awareness and further develop our branded products in existing and new markets. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates, infringes, dilutes or otherwise violates our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business. While we try to ensure that the quality of our brand is maintained by our franchisees, we cannot ensure that franchisees will not take actions that hurt the value of our intellectual property or the reputation of the Wendy’s brand or restaurant system. Any damage or violation of our intellectual property could harm our image, brand or competitive position and result in significant legal fees and the diversion of resources. If we do not attempt or are unable to successfully protect, maintain or enforce our intellectual property rights, there could be a material adverse effect on our business or results of operations as a result of, among other things, consumer confusion, dilution of the Wendy’s brand or increased competition from unauthorized users of our brand.

We have registered certain trademarks and have other trademark registrations pending in the United States and certain foreign jurisdictions. Not all of the trademarks or domain names that are used in the Wendy’s system have been registered in all of the countries in which we do business or may do business in the future, and some trademarks will never be registered in all of these countries. Some countries’ laws make unregistered trademarks more difficult to enforce, or do not protect them at all, and third parties have filed, or may in the future file, for “Wendy’s” or similar marks. Accordingly, we may not be able to adequately protect the Wendy’s brand everywhere in the world and use of the Wendy’s brand may result in liability for trademark infringement, trademark dilution or unfair competition. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. We cannot ensure that all of the steps we have taken to protect our intellectual property in the United States and foreign countries will be adequate.

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

Food safety is a top priority for Wendy’s, and we dedicate substantial resources to food safety matters to ensure our customers enjoy safe, quality food products. However, food safety events, including instances of food-borne illness (such as salmonella or E. coli), have occurred in the food industry in the past, and could occur in the future. For example, in August 2022, the Centers for Disease Control and Prevention (the “CDC”) began investigating a multistate outbreak of E. coli in which many of the impacted individuals reported having eaten at a Wendy’s restaurant and most reported consuming sandwich romaine lettuce. The Company cooperated with the CDC’s investigation and, as a precautionary measure, removed sandwich romaine lettuce from its restaurants in the relevant region. In October 2022, the CDC announced that the outbreak was over and that the specific source of the outbreak had not been confirmed. The Company was referenced in news stories related to the outbreak, and the Company (and others) have been named in various claims and lawsuits related to the outbreak. Food safety events, whether or not involving Wendy’s restaurants or other restaurant companies, could adversely affect the price and availability of certain products and result in negative publicity for Wendy’s or the restaurant industry. This negative publicity may reduce demand for Wendy’s food and could result in a decrease in customer counts to Wendy’s restaurants as consumers shift their preferences to our competitors or to other products or food types. Any report linking our restaurants or suppliers to food-borne illnesses, food tampering, contamination or mislabeling or other food-safety issues could damage the value of our brand immediately and severely hurt sales of our products and possibly lead to product liability claims, litigation (including class actions) or other damages. The Wendy’s system may also be adversely impacted by consumer or regulatory concerns regarding the nutritional aspects of the products we sell, the ingredients in our products or the cooking processes or packaging used in our restaurants. These or similar concerns could result in less demand for our products and a decline in sales at Company-operated restaurants and in royalties from sales at franchised restaurants.

Risks Related to Our Business Strategy

We may be unable to deliver accelerated global sales growth or achieve or maintain market share across our dayparts.

Our business strategy includes a focus on driving sales momentum across all of our dayparts through quality differentiation, exciting menu innovation and compelling value offerings. However, we may be unable to deliver accelerated global sales growth or achieve or maintain market share across our dayparts due to competitive pressures and other factors, such as consumer tastes and preferences, the effectiveness of our marketing and advertising programs, the successful development and launch of new products, commodity and labor costs, providing fast and accurate customer experiences, further accelerating our digital business, driving new restaurant development and ensuring the support and engagement of franchisees.

For example, Wendy’s recently entered the breakfast daypart in the United States and Canada with a breakfast program designed to drive incremental sales and profits through a strong economic model. The breakfast daypart has required and may continue to require significant financial resources, including the Company’s plans to fund incremental marketing and advertising campaigns. Our inability to successfully execute on our strategy for the breakfast daypart and reach targeted levels of sales and profits could have a material adverse impact on our business, results of operations and financial condition.

Our predominantly franchised business model presents a number of risks.

As of December 31, 2023, approximately 95% of restaurants in the Wendy’s system were operated by franchisees. Wendy’s franchisees are contractually obligated to operate their restaurants in accordance with the standards set forth in our franchise and other agreements with them. Wendy’s also provides training and support to franchisees. However, franchisees are independent third parties that we do not control, and franchisees own, operate and oversee the daily operations of their restaurants. Specifically, franchisees are solely responsible for developing and utilizing their own policies and procedures, making their own hiring, firing and disciplinary decisions, scheduling hours and establishing wages and managing their day-to-day employment processes and procedures in accordance with applicable laws, rules and regulations, all of which is done independent of Wendy’s. Further, franchisees have discretion as to the prices charged to customers. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate their restaurants in a manner consistent with required standards, their royalty payments to us could be adversely affected and our brand’s image and reputation could be harmed, which in turn, could hurt our business and results of operations. In addition, the failure of franchisees to adequately engage in succession planning may adversely affect their restaurant operations and development of new Wendy’s restaurants, which in turn could hurt our business and results of operations.

Wendy’s franchisees are an integral part of our business, growth and brand strategies, and difficulties in identifying, attracting and retaining franchisees who meet our criteria could harm our business and brand. Our business and results of operations could be adversely affected if a significant number of franchisees do not participate in brand strategies, such as new restaurant development, Image Activation, marketing and menu programs and digital commerce platforms and technologies, which in turn may harm our business and financial condition. In addition, Wendy’s current franchise model, and the way our brand strategies are executed across the system, may make it difficult for our brand to respond and adapt to the speed of changes in technology, consumer preferences or other factors as quickly as may be required to maintain and grow market share and remain competitive. Certain of our competitors that have a significantly higher percentage of company-operated restaurants than we do may have greater influence over their respective restaurant systems and greater ability to implement operational initiatives and business strategies.

We receive revenues in the form of royalties and national advertising funds contributions (both of which are generally based on a percentage of sales at franchised restaurants), as well as rent and fees from franchisees. Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, or if the overall business or financial health of franchisees deteriorates, their results of operations or financial condition may worsen, which could result in, among other things, increased restaurant closures, decreased restaurant openings, required financial support or franchisee bankruptcies or restructuring activities, all of which could reduce our royalty, national advertising funds, rent and other fee revenues. Furthermore, an insolvency or bankruptcy proceeding involving a franchisee could prevent or delay us from collecting payments or exercising any of our other rights under the franchise or other related agreement with such franchisee. Additionally, when Company-operated restaurants with leased real estate are sold to franchisees, we are often required to remain responsible for lease payments for these restaurants in the event the purchasing franchisees default on their leases. Similarly, when we lease or sublease properties to franchisees, we remain responsible for certain expenses related to the properties, such as lease payments and maintenance charges. If franchisees fail to renew their franchise agreements or fail to perform under or extend their leases or subleases with us, or if we are unable to identify, attract and retain new franchisees who meet our criteria, then our royalty and rental revenues may decrease and our future growth could be adversely affected.

The growth of our business is dependent on new restaurant openings, which could be affected by factors beyond our control.

Our business derives earnings from sales at Company-operated restaurants as well as royalties and other fees received from franchised restaurants. Growth in our revenues and earnings is dependent on new restaurant openings. Numerous factors beyond our control may adversely affect new restaurant openings, which in turn could hurt our business and results of operations. These factors include, among others: (i) our ability to attract new franchisees; (ii) the level of participation in, and success of, our build to suit development fund; (iii) the availability of site locations for new restaurants; (iv) the ability of restaurant owners to obtain financing; (v) the ability of restaurant owners to attract, train and retain qualified operating personnel; (vi) construction and development costs; (vii) the ability of restaurant owners to secure required governmental approvals and permits in a timely manner, or at all; (viii) the ability of us and our franchises to execute our development strategy for non-traditional restaurants, such as fuel and transportation centers, food courts and other retail locations, military bases and delivery kitchens; and (ix) adverse weather conditions. Our inability to identify suitable locations, achieve consumer acceptance or otherwise execute our development strategy could have an adverse impact on our future growth, results of operations and financial condition. In addition, the growth of our business could be adversely impacted by higher-than-expected restaurant closures, including closures related to underperformance, market conditions, macroeconomic or demographic trends, expiration or loss of leases, franchisee health or other factors beyond our control.

Our Image Activation program may not positively affect sales or improve our results of operations, and franchisees may not participate in our Image Activation program to the extent expected by us.

We continue to execute our Image Activation program, which includes reimaging existing Wendy’s restaurants and building new Wendy’s restaurants with innovative exterior and interior restaurant designs. Our Image Activation program may not positively affect sales at Wendy’s restaurants or improve our results of operations. There can also be no assurance that franchisees will participate in the Image Activation program to the extent expected by the Company. In order to support our Image Activation program and promote new restaurant development, we have provided franchisees with certain incentive programs for qualifying new and reimaged restaurants, including waivers or reductions in royalty, national advertising and technical assistance fees and options for the early renewal of franchise agreements. It is possible we may provide additional financial incentives to franchisees, which could result in additional expenses, a reduction of royalties or other revenues or the incurrence of other costs or liabilities. Some franchisees may need to borrow funds in order to reimage existing restaurants or build new restaurants under the Image Activation program. If franchisees are unable to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the reimaging of their existing restaurants or the development of new restaurants, and our future growth and results of operations could be adversely affected.

We may be unable to manage effectively the acquisition and disposition of restaurants, or successfully implement other strategic initiatives, which could adversely affect our business, results of operations and financial results.

We continue to optimize the Wendy’s system through our system optimization initiative, which includes facilitating the transfer of restaurants between and among franchisees, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate completion of our Image Activation program. The success of this initiative is dependent upon many factors, such as the availability of sellers and buyers, the availability of financing, the ability to negotiate transactions on terms deemed acceptable and the ability to successfully transition and integrate restaurant operations. Acquisitions of franchised restaurants pose various risks to our operations, including (i) diversion of management’s attention to the integration of acquired restaurant operations; (ii) increased operating expenses and the inability to achieve expected cost savings and operating efficiencies; and (iii) the assumption of long-term, non-cancelable leases. Our system optimization initiative also places demands on our operational and financial management resources and may require us to expand these resources. If we are unable to execute our system optimization initiative or effectively manage the acquisition and disposition of restaurants, our business and financial results could be adversely affected.

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

In addition to many of the factors described in this risk factors section, our business outside of the United States is subject to a number of additional risks and uncertainties, including international economic and political conditions, risk of corruption and violations of the U.S. Foreign Corrupt Practices Act or similar laws of other countries, the inability to adapt to differing cultures or consumer preferences, inadequate brand infrastructure to support our international activities, inability to obtain adequate supplies meeting our quality standards and product specifications or interruptions in obtaining such supplies, challenges and risks associated with managing and monitoring suppliers, restrictions on our ability to move cash out of certain foreign countries, currency regulations and fluctuations, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements, the collection of royalties and other fees from international franchisees, the inability to protect technology, data or intellectual property rights, compliance with international privacy and information security laws and regulations, the availability and cost of land, construction costs, other legal, financial or regulatory impediments to the development or operation of restaurants, the inability to identify, attract and retain experienced management, qualified franchisees and joint venture partners and disruptions and impacts from COVID-19. Adverse conditions or unforeseen events in countries that contain a high concentration of Wendy’s restaurants (including Canada, our largest international market), could have a material adverse impact on our international growth strategy and results of operations. In addition, to the extent we invest in international Company-operated restaurants or joint ventures, we would also have the risk of operating losses related to those restaurants, which could adversely affect our results of operations and financial condition. There can be no assurance that our international growth strategy will be successful or that our international operations will be profitable.

For example, Wendy’s entered the United Kingdom in 2021, plans to expand into other anchor markets in Europe utilizing a franchise model and intends to accelerate restaurant development in other new and existing international markets. New and emerging markets may have lower brand awareness as well as competitive conditions, consumer tastes and preferences, discretionary spending patterns and social and cultural differences that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity to build brand awareness, which could negatively impact the profitability of our operations. In addition, we and our franchisees may be unable to obtain desirable locations for new restaurants at reasonable prices, or at all, and restaurants may have higher construction, occupancy, food and labor costs than we currently anticipate. Any of these risks and uncertainties, and other factors we cannot anticipate, could have a material adverse impact on our business, results of operations and financial condition.

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

Wendy’s and our franchisees are dependent on frequent deliveries of perishable food products that meet brand specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, labor shortages, disease or food-borne illnesses, political unrest, health epidemics or pandemics, inclement weather or other calamities or conditions could adversely affect the availability, quality and cost of ingredients, which could lower revenues, increase operating costs, damage brand reputation and otherwise harm our business and the businesses of our franchisees. Certain of the products sold in our restaurants, such as beef and chicken, are sourced from a limited number of suppliers, which may increase our reliance on those suppliers. In addition, our system relies on a limited number of in-line distributors to deliver certain food, packaging and beverage products to our restaurants. If a disruption of service from any of our key suppliers or distributors was to occur, including as a result of a failure to meet our quality or safety standards, we could experience short-term increases in our costs while supply and distribution channels were adjusted, and we may be unable to identify or negotiate with new suppliers or distributors on terms that are commercially reasonable to us.

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

Labor is a primary component in the cost of operating our restaurants. We devote significant resources to recruiting and training our restaurant personnel, including managers and hourly employees. Increased labor costs due to competition, inflationary pressures, increased wages or employee benefits costs (including various federal, state and local actions to increase minimum wages and enhance workplace conditions) or other factors have adversely impacted and could continue to adversely impact our cost of sales and operating expenses. In addition, Wendy’s success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff as well as employees and key personnel at our restaurant support center, and our inability to do so could adversely affect our business and results of operations. Our business, results of operations and brand perception could also be adversely impacted by unionization efforts or other campaigns by labor organizations affecting our employees or the employees of our franchisees or by our responses to any such efforts or campaigns.

Our success depends in part upon the continued succession and retention of certain key personnel and the effectiveness of our leadership and organizational structure.

We believe that over time our success has been dependent to a significant extent upon the efforts and abilities of our senior leadership team and other key personnel. Our failure to retain members of our senior leadership team or other key personnel could adversely affect our ability to achieve our growth strategy and other business initiatives. In addition, changes to our leadership and organizational structure, including our recent Chief Executive Officer succession, can be inherently difficult to manage, and if we are unable to implement such changes effectively, our business, results of operations and financial results could be adversely affected.

Risks Related to Technology and Cybersecurity

There are risks and uncertainties associated with our digital commerce strategies, platforms and technologies.

Advances in technologies, including advances in digital food ordering and delivery technologies, and changes in consumer behavior driven by such advances could have a negative effect on our business. Technology and consumer offerings continue to develop and evolve, and we expect that new and enhanced technologies and consumer offerings will be available in the future, including those with a focus on restaurant modernization, restaurant technology, digital engagement and integration, artificial intelligence (“AI”), online ordering and delivery. Our inability to predict consumer acceptance of new technology or our failure to adequately invest in and implement new technology or adapt to technological developments, industry trends and evolving legal and regulatory requirements could result in a loss of customers and related market share. In addition, our competitors, some of whom have greater resources than we do, may be better able to benefit from changes in technologies or consumer acceptance of such changes, which could harm our competitive position and brand.

An increasing amount of our sales and revenues is derived from digital orders, including online ordering and delivery. We have implemented and will continue to implement technology investments and targeted advertising and promotions to support the growth of our digital business. If we are unable to continue to grow our digital business, it may be difficult for us to achieve our planned sales growth. If our digital commerce platforms and strategies, including our planned investments to support digital growth through enhancements to the Wendy’s mobile app, loyalty program and personalized marketing capabilities and the rollout and implementation of digital menu boards, do not meet customers’ expectations in terms of security, privacy, speed, attractiveness or ease of use, customers may be less inclined to return to those platforms, which could negatively impact our business, results of operations and financial condition. Our business could also be negatively impacted if we are unable to successfully implement or execute other consumer-facing digital initiatives, such as mobile order pick-up and carryout. We rely on third-party delivery services to fulfill delivery orders, and errors or failures by those providers to make timely deliveries could cause customers to stop ordering from us. The third-party restaurant delivery business is intensely competitive, with a number of companies competing for capital, market share, online traffic and delivery drivers. If the third-party delivery services that we utilize cease or curtail their operations, increase their fees or provide greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted. In addition, the delivery business has been consolidating and may continue to consolidate, which may give third-party delivery companies more leverage in negotiating the terms and pricing of contracts, which could in turn negatively impact our profits from this channel.

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

We are dependent to a significant extent on our ongoing relationship with key technology providers, including their personnel, resources, technological expertise, systems and technology and their ability to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth initiatives. The implementation and use of AI technologies present various risks and uncertainties, and the deficiencies or other failures of AI systems could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm. The inability of us or our providers to successfully execute our technology growth initiatives while maintaining our brand value and perception could have an adverse impact on our business, results of operations and financial condition.

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our brand, business, results of operations and financial condition.

Cybersecurity incidents or breaches have, from time to time, occurred and may in the future occur involving our systems, the systems of our franchisees or the systems of third-party service providers. Such cybersecurity incidents and breaches may include, without limitation, unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by malicious actors. The rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those managed by third parties. Our business involves the collection and retention of customer data, including, in some instances, credit and debit card numbers and other personally identifiable information, in various information systems that we and our franchisees maintain and in those maintained by third parties with whom we and our franchisees contract to provide credit card processing, digital ordering and related services. We also maintain important internal data, such as personally identifiable information about our employees and franchisees and information relating to our operations. Our use of personally identifiable information is regulated by international, federal and state laws, as well as by certain third-party agreements. As privacy and information security laws and regulations change, we will likely incur additional costs to ensure that we remain in compliance with those laws and regulations. If our security and information systems are compromised or if our employees or franchisees fail to comply with these laws, regulations or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, disrupt our operations, damage our relationship with customers, franchisees or employees and result in costly litigation, judgments, or penalties resulting from violation of applicable laws and payment card industry regulations. A cyber incident could also require us to notify customers, employees or other groups, result in adverse publicity or a loss in consumer confidence, sales and profits, increase fees payable to third parties or cause us to incur penalties or remediation and other costs that could adversely affect our business, results of operations and financial condition. We have devoted considerable resources to secure our systems and technology against security breaches and have implemented various processes, procedures and controls to help mitigate the risk of a cyber incident. However, the techniques and sophistication used to conduct cyber-attacks change frequently and the measures we have taken do not guarantee that a cyber incident or security breach could not occur or that our business, reputation and financial condition will not be adversely affected.

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

As of December 31, 2023, the Company had approximately $2.8 billion of outstanding debt on its balance sheet. Additionally, a subsidiary of the Company has issued variable funding notes, which allows for the borrowing of up to $300.0 million from time to time on a revolving basis. This level of debt could have significant consequences on the Company’s future operations, including: (i) making it more difficult to meet payment and other obligations under outstanding debt; (ii) resulting in an event of default if the Company’s subsidiaries fail to comply with the financial and other restrictive covenants contained in debt agreements, which event of default could result in all of the Company’s subsidiaries’ debt becoming immediately due and payable; (iii) reducing the availability of the Company’s cash flow to fund working capital, capital expenditures, equity and debt repurchases, dividends, acquisitions and other general corporate purposes, and limiting the Company’s ability to obtain additional financing for these purposes; (iv) subjecting the Company to the risk of increased sensitivity to interest rate increases on indebtedness with variable interest rates; (v) limiting the Company’s flexibility in planning for or reacting to, and increasing its vulnerability to, changes in the Company’s business or industry or the general economy; and (vi) placing the Company at a competitive disadvantage compared to its competitors that are less leveraged.

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

In addition to the Company’s outstanding indebtedness, the Company is subject to risks related to certain commitments, guarantees and other liabilities. These commitments, guarantees and other liabilities include, among others, significant contractual requirements regarding the purchase of soft drinks, contractual requirements regarding certain marketing and media rights and guarantees and contingent liabilities related to certain franchisee leases for which the Company has been indemnified. These commitments, guarantees and other liabilities could have an adverse effect on the Company’s liquidity and the ability of its subsidiaries to meet payment obligations. The Company may incur additional indebtedness, guarantees, commitments or other liabilities in the future that could amplify the risks that the Company currently faces.

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

Nelson Peltz, our Chairman, Peter May, our Senior Vice Chairman and Matthew Peltz, our Vice Chairman, beneficially own shares of our outstanding common stock that collectively constitute approximately 16% of the Company’s total voting power as of February 16, 2024. These individuals may, from time to time, acquire beneficial ownership of additional shares of common stock.

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

Wendy’s customers may file complaints or lawsuits against us or our franchisees alleging that we are responsible for an illness or injury they suffered at or after a visit to a Wendy’s restaurant, or alleging that there was a problem with food safety, food quality or operations at a Wendy’s restaurant. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, claims from franchisees, intellectual property claims, stockholder claims, data privacy claims and claims alleging violations of law regarding workplace and employment matters, discrimination and similar matters, including class action lawsuits. Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations, hurt our performance and have a negative impact on our brand. While we believe we have adequate accruals for all of our legal and environmental matters, we cannot estimate the aggregate possible range of loss for our existing litigation and claims due to various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. Insurance policies contain customary limitations, conditions and exclusions that can affect the amount of insurance proceeds ultimately received. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our results of operations or financial condition. Additionally, the restaurant industry has been subject to a number of claims alleging that the menus and actions of restaurant chains have contributed to the obesity or otherwise adversely impacted the health of certain of their customers. Adverse publicity resulting from these allegations may harm the reputation of our restaurants, even if the allegations are not directed against our restaurants or are not valid. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also hurt our brand or business as a whole.

Existing and changing legal and regulatory requirements, as well as an increasing focus on environmental, social and governance issues, could adversely affect our brand, business, results of operations and financial condition.

Our complex legal and regulatory environment exposes us to compliance, litigation and similar risks that could affect our operations and results in material ways. Each Wendy’s restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state or municipality in which the restaurant is located, as well as to federal laws, rules and regulations and requirements of non-governmental entities such as payment card industry rules. Governmental authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations, including, among other matters, product packaging, marketing, the nutritional content and safety of our food and other products, labeling and other disclosure practices. In addition, there can be no assurance that we and our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for opening new restaurants. More stringent and varied requirements of local regulators with respect to tax, zoning, land use and environmental factors could also delay or prevent development of new restaurants in particular locations.

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

There has been increasing public focus by investors, activists, the media and governmental and nongovernmental organizations on environmental, social and governance matters, including packaging and waste, animal health and welfare, human rights, diversity, climate change, greenhouse gases and land, energy and water use. As a result, we have experienced increased pressure and expectations to provide expanded disclosure and establish commitments, goals or targets with respect to various environmental, social and governance issues and to take the actions necessary to meet those commitments, goals and targets. Furthermore, the standards by which certain environmental, social and governance issues are measured are evolving and subject to frequent change. If we are not effective, or perceived to be effective, in meeting our commitments, goals or targets or otherwise addressing various environmental, social and governance matters, this could result in negative publicity, decreased consumer trust in our brand or litigation. In addition, the actions needed to meet our commitments, goals and targets could result in market, operational, execution and other costs, which could have a material adverse effect on our results of operation and financial condition. Our results of operation and financial condition could be adversely impacted if we are unable to effectively manage the risks or costs to us, our franchisees and our supply chain associated with environmental, social and governance matters.

Our current insurance may not provide adequate levels of coverage against claims that have been or may be filed.

We currently maintain insurance that we believe to be adequate for businesses of our size and type. However, there are types of losses we could encounter that cannot be insured against or that we believe are not economically reasonable to insure, such as losses due to natural disasters, acts of terrorism or the declaration of war. In addition, we currently self-insure a significant portion of expected losses under workers’ compensation, general liability, products liability, auto liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different amounts of expense, which could harm our business and adversely affect our results of operations and financial condition. We also currently maintain insurance coverage to address cyber incidents. Applicable insurance policies contain customary limitations, conditions and exclusions, and there can be no assurance that our cyber or other insurance policies will cover substantially all of the costs and expenses related to any previous or future incidents. In addition, our future insurance premiums may increase, and we may be unable to obtain similar levels of insurance on reasonable terms, or at all, due to challenging conditions in the insurance industry. Any inadequacy of, or inability to obtain, insurance coverage could have a material adverse effect on our results of operation and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

Wendy’s is committed to securing our information systems against cybersecurity threats and protecting the privacy and security of our customers’, employees’, franchisees’ and business partners’ information. However, as described in “Item 1A. Risk Factors—Risks Related to Technology and Cybersecurity” of this Form 10-K, we recognize that cybersecurity threats are an ongoing concern in today’s interconnected digital world and that, despite devoting considerable resources to secure our information systems, cybersecurity incidents can occur and, if so, could negatively impact our brand, business, results of operations and financial condition. Based on this recognition and taking into account experience from previous cybersecurity incidents, we have developed a comprehensive cybersecurity risk management strategy designed to identify, assess and manage potential threats to our information systems. Key components of our cybersecurity risk management strategy include the following:

•CIS Controls. We design our cybersecurity risk management strategy based on the Center for Internet Security’s (“CIS”) Critical Security Controls Framework and other industry accepted standards and practices. The CIS is an internationally recognized, non-profit organization dedicated to developing controls, benchmarks and best practices for cybersecurity risk management. We conduct an annual assessment of our progress against the CIS controls to measure our performance against accepted benchmarks and identify ways to enhance our cybersecurity risk management strategy. The results of the assessment are reviewed by our Internal Audit team and shared with senior leadership and the Technology Committee of our Board of Directors.

•Regular Risk Assessments. We conduct regular risk assessments to identify and assess material risks to our information systems, including as part of our enterprise risk management (“ERM”) program, which is described in more detail under “Cybersecurity Governance” below. These risk assessments involve input from key stakeholders, including those with assigned accountability for managing risk and supporting technical risk subject matter expertise, and consider a variety of factors, including our global business strategy, operations and support, information systems and data assets.

•Infrastructure. We design our cybersecurity infrastructure, including firewalls, endpoint security, intrusion detection tools and identity access management systems, to provide a multi-layered approach to protecting our information systems from unauthorized access, use, disclosure, disruption, modification or destruction.

•Dedicated Personnel. We have several dedicated teams of cybersecurity specialists, including teams focused on executing internal and external vulnerability and penetration assessments, designing secure systems and applications, monitoring for intrusions and providing incident response. In recent years, we have made significant investments in technology insourcing and reassumed direct ownership of certain information security related teams and functions.

•Training. We have an ongoing cybersecurity training program for designated employees and contractors which addresses, among other things, our cybersecurity risk management processes, overall cybersecurity awareness and industry cybersecurity best practices. This training program includes initial onboarding training, annual refresher training and periodic awareness assessments such as email phishing campaigns to test user awareness and defend against business email compromise.

•Third-Party Experts. In addition to our internal cybersecurity risk management practices, we engage third-party experts to provide independent, external assessments of our information systems and security controls. These assessments address various regulatory requirements, take into consideration internal- and external-facing information systems and include tabletop exercises and technical system reviews related to security preparedness and response capabilities.

•Third-Party Service Providers. We rely on third-party service providers to support our business operations and help execute our digital, restaurant technology and enterprise technology initiatives. Our contract review and onboarding process includes assessing third-party cybersecurity risk management practices and conducting data protection impact assessments for personal data processing that may result in high risk to individuals. Annually, we also review certain third parties’ information security practices for compliance with contractual and regulatory obligations.

•Incident Response Plan. We maintain an incident response plan that sets forth immediate response actions, internal and external communication protocols, stakeholder involvement based on the nature of the incident and post-incident analysis processes. The incident response plan designates an incident response team that is responsible for managing and executing response activities in coordination with subject matter experts and other stakeholders in the event of an incident. The incident response plan is supplemented by detailed incident management plans that outline the technical steps to be taken in response to certain types of incidents. We regularly conduct tabletop exercises and incident response plan testing to evaluate our incident response capabilities and readiness.

•Annual Strategy Review. We annually review our cybersecurity risk management strategy to ensure it addresses changes in our business operations and the evolving cybersecurity threat landscape. This includes annual reviews of our incident response plan, as well as our information security, data classification and other Company policies and standards, reports to our Board of Directors and Board committees and detailed presentations to support the annual renewal of our system cyber insurance program.

•Peer Involvement. We are active in the information security community, including as a core member of the Retail and Hospitality Information Sharing and Analysis Center (“RH-ISAC”), which represents more than 200 companies across retail and other consumer-facing industries. As a member of RH-ISAC, we benefit from real-time collaboration, industry specific benchmarking, threat intelligence reports and analysis, industry-relevant committees and working groups and numerous cybersecurity training, education and knowledge sharing opportunities.

•Cybersecurity Insurance. We maintain cyber risk insurance coverage that is intended to mitigate the financial impact of cybersecurity and data privacy incidents experienced by the Company and the Wendy’s system in the U.S. and Canada. There can be no assurance that our cyber insurance policies will be sufficient in scope or amount to cover the costs and expenses related to any future incidents.

Cybersecurity Governance

Role of the Board

Our Board of Directors provides oversight with respect to our risk assessment and risk management activities, including our cybersecurity risk management strategy. While our Board has primary responsibility for risk oversight, the Board’s standing committees support the Board by addressing various risks within their respective areas of responsibility.

The Audit Committee oversees our ERM program, which is designed to identify current and potential risks facing the Company and ensure that actions are taken as and when appropriate to manage and mitigate those risks. Cybersecurity risks are integrated into our ERM program, which includes an annual risk assessment, assignment of accountability for risk management and development of risk treatment strategies. We believe that evaluating cybersecurity risks alongside other business risks under our ERM program aligns our cybersecurity risk management strategy with the Company’s broader business goals and objectives. The Audit Committee receives a comprehensive ERM report from management on a semiannual basis and discusses the results with the full Board. The Board also receives a comprehensive ERM report from management on an annual basis.

The Technology Committee provides oversight with respect to our technology risk management, assessment and exposures, including cybersecurity risks. The Technology Committee receives regular updates from the Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”) regarding our cybersecurity risk management strategy, the cyber threat landscape, industry trends and other relevant cybersecurity topics. Management also provides the Technology Committee with detailed reports regarding our technology priorities and initiatives to ensure that our cybersecurity risk management strategy remains current and aligned with our overall business strategy.

Role of Management

Our CIO defines and administers our cybersecurity risk management strategy. The CIO possesses both academic and industry experience, including leading multiple global retail and technology companies through technology implementation and modernization utilizing industry best practices. Our CISO reports to the CIO and directs, coordinates, plans and organizes information security activities throughout the Company, including leading the development of our cybersecurity risk management strategy. The CISO possesses academic and industry certifications and experience in leading and managing information security programs, modernization and risk remediation work with multiple global companies, in addition to expertise in state and federal law enforcement cyber investigations. The CISO briefs the CIO regularly on current cybersecurity matters and relevant issues across the cybersecurity threat landscape. The CIO and CISO regularly report to our senior leadership team, as well as our Board of Directors and designated Board committees, regarding our cybersecurity risk management strategy. The CIO and CISO are supported by several dedicated teams of cybersecurity specialists, including teams responsible for vulnerability and penetration assessments, secure design of systems and applications, intrusion detection and monitoring and incident response. In addition, the CIO and CISO coordinate with other internal teams, including Digital, Data Governance, Operations, Finance, Legal and Internal Audit, to ensure our cybersecurity risk management strategy supports the Company’s technology strategy and overall business goals.

Item 2. Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table contains information about our principal office facilities as of December 31, 2023:

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

At December 31, 2023, Wendy’s and its franchisees operated 7,240 Wendy’s restaurants. Of the 403 Company-operated restaurants in the Wendy’s U.S. segment, Wendy’s owned the land and building for 158 restaurants, owned the building and held long-term land leases for 145 restaurants and held leases covering the land and building for 100 restaurants. Wendy’s also held leases covering the land and building for each of the 12 Company-operated restaurants in the Wendy’s International segment. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases contain contingent rent provisions that require additional rental payments based upon restaurant sales volume in excess of specified amounts. As part of the Global Real Estate & Development segment, Wendy’s also owned 488 and leased 1,179 properties that were either leased or subleased principally to franchisees as of December 31, 2023. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

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

The Company paid quarterly cash dividends of $.125 per share of common stock during each of the first, second, third and fourth quarters of 2022. The Company paid quarterly cash dividends of $.25 per share of common stock during each of the first, second, third and fourth quarters of 2023.

During the first quarter of 2024, the Company declared a dividend of $.25 per share of common stock to be paid on March 15, 2024 to stockholders of record as of March 1, 2024. Although the Company currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly cash dividends will be declared or paid or as to the amount or timing of such dividends, if any. Future dividend payments, if any, will be made at the discretion of our Board of Directors and will be based on such factors as the Company’s earnings, financial condition and cash requirements and other factors.

As of February 16, 2024, there were approximately 19,058 holders of record of the Company’s common stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth fiscal quarter of 2023:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
October 2, 2023 through November 5, 2023	1,492,828	$19.17	1,492,828	$327,084,386
November 6, 2023 through December 3, 2023	464,741	$18.98	464,210	$318,282,255
December 4, 2023 through December 31, 2023	422,351	$19.71	420,454	$310,000,010
Total	2,379,920	$19.23	2,377,492	$310,000,010

(1)Includes 2,428 shares of common stock reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic and dollar share, and the third largest globally with 7,240 restaurants in the U.S. and 32 foreign countries and U.S. territories as of December 31, 2023.

The Company is comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Wendy’s International includes the operation and franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our TimWen real estate joint venture. In addition, Global Real Estate & Development earns fees from facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”) and providing other development-related services to franchisees. In this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company reports on the segment profit for each of the three segments described above. The Company measures segment profit using segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Segment adjusted EBITDA excludes certain unallocated general and administrative expenses and other items that vary from period to period without correlation to the Company’s core operating performance. See “Results of Operations” below and Note 26 to the Consolidated Financial Statements contained in Item 8 herein for segment financial information.

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 31, 2023” or “2023,” (2) “the year ended January 1, 2023” or “2022,” and (3) “the year ended January 2, 2022” or “2021,” all of which consisted of 52 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

Executive Overview

Our Business

As of December 31, 2023, the Wendy’s restaurant system was comprised of 7,240 restaurants, with 6,030 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 403 were operated by the Company and 5,627 were operated by a total of 212 franchisees. In addition, at December 31, 2023, there were 1,210 Wendy’s restaurants in operation in 32 foreign countries and U.S. territories. Of the international restaurants, 1,198 were operated by 106 franchisees and 12 were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of December 31, 2023.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and consumer spending levels, general economic and market trends and weather.

Wendy’s long-term growth opportunities include delivering accelerated global growth through (1) driving same-restaurant sales momentum across all dayparts, (2) accelerating our consumer-facing digital platforms and technologies and (3) expanding the Company’s footprint across the globe.

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

•Company-Operated Restaurant Margin - We define Company-operated restaurant margin as sales from Company-operated restaurants less cost of sales divided by sales from Company-operated restaurants. Cost of sales includes food and paper, restaurant labor and occupancy, advertising and other operating costs. Cost of sales excludes certain costs that support restaurant operations that are not allocated to individual restaurants, which are included in “General and administrative.” Cost of sales also excludes depreciation and amortization expense and impairment of long-lived assets. Therefore, as Company-operated restaurant margin as presented excludes certain costs as described above, its usefulness may be limited and may not be comparable to other similarly titled measures of other companies in our industry.

Company-operated restaurant margin is influenced by factors such as price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, fluctuations in food and labor costs, restaurant openings, remodels and closures and the level of our fixed and semi-variable costs.

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

The Company believes its presentation of same-restaurant sales, Company-operated restaurant margin, systemwide sales and average unit volumes, including franchised restaurant average unit volumes, provide a meaningful perspective of the underlying operating performance of the Company’s current business and enables investors to better understand and evaluate the Company’s historical and prospective operating performance. The Company believes that these metrics are important supplemental measures of operating performance because they highlight trends in the Company’s business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes investors, analysts and other interested parties use these metrics in evaluating issuers and that the presentation of these measures facilitates a comparative assessment of the Company’s operating performance. With respect to same-restaurant sales, systemwide sales and franchised restaurant average unit volumes, the Company also believes that the data is useful in assessing consumer demand for the Company’s products and the overall success of the Wendy’s brand.

The non-GAAP financial measures discussed above do not replace the presentation of the Company’s financial results in accordance with GAAP. Because all companies do not calculate non-GAAP financial measures in the same way, these measures as used by other companies may not be consistent with the way the Company calculates such measures.

2023 Financial Highlights

•Revenue increased 4.1% to $2.2 billion in 2023 compared to $2.1 billion in 2022;

•Global same-restaurant sales increased 4.3%, U.S. same-restaurant sales increased 3.7% and international same-restaurant sales increased 8.1% compared to 2022. On a two-year basis, global same-restaurant sales increased 9.2%;

•Global Company-operated restaurant margin was 14.6% in 2023, an increase of 80 basis points compared to 2022; and

•Net income increased 15.3% to $204.4 million in 2023 compared to $177.4 million in 2022.

Global Same-Restaurant Sales

Wendy’s long-term growth opportunities include driving same-restaurant sales across all dayparts through quality differentiation, exciting menu innovation and compelling value offerings. Global same-restaurant sales increased 4.3% during 2023 and increased 9.2% on a two-year basis.

Digital

Wendy’s long-term growth opportunities include accelerating consumer-facing digital platforms and technologies. Over the past several years, the Company has invested significant resources to focus on consumer-facing technology, including activating mobile ordering via Wendy’s mobile app, launching the Wendy’s Rewards loyalty program in the U.S. and Canada and establishing delivery agreements with third-party vendors. The Company is also continuing to make digital investments and is partnering with key technology providers to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth. During the second quarter of 2023, the Company revised its definition of digital sales to reflect our full digital portfolio by including in-restaurant mobile scans, in addition to our previously included delivery, mobile order and kiosk digital channels. The Company’s digital business has continued to grow and, under the revised definition, digital sales increased from approximately 11.0% of global systemwide sales during 2022 to approximately 13.2% during 2023.

New Restaurant Development

Wendy’s long-term growth opportunities include expanding the Company’s footprint across the globe. To promote new restaurant development, the Company has provided franchisees with certain incentive programs for qualifying new restaurants, in addition to our build to suit development fund (see Note 20 to the Consolidated Financial Statements contained in Item 8 herein for further discussion). In February 2023, the Company announced a new restaurant development incentive program in the U.S. and Canada that provides for waivers of royalty, national advertising and technical assistance fees for up to the first three years of operation for qualifying new restaurants. In addition, the Company has development agreements in place with a number of franchisees that contractually obligate such franchisees to open additional Wendy’s restaurants over a specified timeframe. During 2023, the Company and its franchisees added 145 net new restaurants across the Wendy’s system.

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). As a result of the Organizational Redesign Plan, the Company held its general and administrative expense in 2023 relatively flat compared with 2022. Additionally, in January 2024, the Board of Directors announced the appointment of Kirk Tanner as the Company’s new President and Chief Executive Officer, effective February 5, 2024. Mr. Tanner succeeded Todd A. Penegor, the Company’s previous President and Chief Executive Officer, who departed from the Company in February. As a result of the succession of the President and Chief Executive Officer, the Company now expects to incur total costs of approximately $17 million to $19 million related to the Organizational Redesign Plan, of which approximately $15 million to $17 million will be cash expenditures expected through 2026. Costs related to the plan are recorded to “Reorganization and realignment costs.” During 2023, the Company recognized costs totaling $9.1 million, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $8 million to $10 million, comprised of (1) severance and related employee costs of approximately $7.0 million, (2) share-based compensation of approximately $2.0 million and (3) recruitment and relocation costs of approximately $0.5 million. The Company expects costs related to the Organizational Redesign Plan to continue into 2026.

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. For discussion related to 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K, filed with the United States Securities and Exchange Commission on March 1, 2023.

Results of Operations

The tables included throughout this Results of Operations section set forth in millions (except as otherwise indicated) the Company’s consolidated results of operations for the years ended December 31, 2023, January 1, 2023 and January 2, 2022.

	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$930.1	$33.5	$896.6	$162.5	$734.1
Franchise royalty revenue and fees	592.3	34.1	558.2	21.5	536.7
Franchise rental income	230.2	(4.3)	234.5	(2.2)	236.7
Advertising funds revenue	429.0	22.8	406.2	16.7	389.5
	2,181.6	86.1	2,095.5	198.5	1,897.0
Costs and expenses:
Cost of sales	794.5	21.3	773.2	161.5	611.7
Franchise support and other costs	57.2	10.5	46.7	3.8	42.9
Franchise rental expense	125.4	1.3	124.1	(8.3)	132.4
Advertising funds expense	428.0	(2.8)	430.8	19.0	411.8
General and administrative	250.0	(5.0)	255.0	12.0	243.0
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	135.8	2.4	133.4	7.9	125.5
Amortization of cloud computing arrangements	12.8	10.4	2.4	2.4	—
System optimization gains, net	(0.9)	5.9	(6.8)	26.7	(33.5)
Reorganization and realignment costs	9.2	8.5	0.7	(7.8)	8.5
Impairment of long-lived assets	1.4	(5.0)	6.4	4.1	2.3
Other operating income, net	(13.8)	9.9	(23.7)	(9.1)	(14.6)
	1,799.6	57.4	1,742.2	212.2	1,530.0
Operating profit	382.0	28.7	353.3	(13.7)	367.0
Interest expense, net	(124.1)	(1.8)	(122.3)	(13.1)	(109.2)
Gain (loss) on early extinguishment of debt, net	2.3	2.3	—	17.9	(17.9)
Investment (loss) income, net	(10.4)	(12.5)	2.1	2.1	—
Other income, net	29.6	19.2	10.4	9.7	0.7
Income before income taxes	279.4	35.9	243.5	2.9	240.6
Provision for income taxes	(75.0)	(8.9)	(66.1)	(25.9)	(40.2)
Net income	$204.4	$27.0	$177.4	$(23.0)	$200.4

	2023	% of Total Revenues	2022	% of Total Revenues	2021	% of Total Revenues
Revenues:
Sales	$930.1	42.6%	$896.6	42.8%	$734.1	38.7%
Franchise royalty revenue and fees:
Franchise royalty revenue	512.1	23.5%	485.5	23.2%	460.7	24.3%
Franchise fees	80.2	3.6%	72.7	3.4%	76.0	4.0%
Total franchise royalty revenue and fees	592.3	27.1%	558.2	26.6%	536.7	28.3%
Franchise rental income	230.2	10.6%	234.5	11.2%	236.7	12.5%
Advertising funds revenue	429.0	19.7%	406.2	19.4%	389.5	20.5%
Total revenues	$2,181.6	100.0%	$2,095.5	100.0%	$1,897.0	100.0%

	2023	% of Sales	2022	% of Sales	2021	% of Sales
Cost of sales:
Food and paper	$297.4	32.0%	$292.9	32.7%	$224.1	30.5%
Restaurant labor	298.5	32.1%	288.0	32.1%	231.5	31.5%
Occupancy, advertising and other operating costs	198.6	21.3%	192.3	21.4%	156.1	21.3%
Total cost of sales	$794.5	85.4%	$773.2	86.2%	$611.7	83.3%

	2023	% of Sales	2022	% of Sales	2021	% of Sales
Company-operated restaurant margin:
U.S.	$138.6	15.3%	$125.9	14.3%	$124.4	17.0%
Global	135.6	14.6%	123.4	13.8%	122.4	16.7%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	2023	2022	2021
Key business measures:
U.S. same-restaurant sales:
Company-operated	2.6%	4.4%	11.9%
Franchised	3.8%	3.9%	9.0%
Systemwide	3.7%	3.9%	9.2%

International same-restaurant sales (a)	8.1%	12.4%	17.6%

Global same-restaurant sales:
Company-operated	2.7%	4.4%	11.9%
Franchised (a)	4.4%	4.9%	9.9%
Systemwide (a)	4.3%	4.9%	10.0%

	2023	2022	2021
Key business measures (continued):
Systemwide sales (b):
U.S. Company-operated	$905.7	$882.7	$730.4
U.S. franchised	11,379.6	10,811.7	10,380.3
U.S. systemwide	12,285.3	11,694.4	11,110.7
International Company-operated	24.4	13.9	3.7
International franchised (a)	1,778.0	1,592.4	1,392.9
International systemwide (a)	1,802.4	1,606.3	1,396.6
Global systemwide (a)	$14,087.7	$13,300.7	$12,507.3

Restaurant average unit volumes (in thousands):
U.S. Company-operated	$2,256.7	$2,192.0	$2,172.4
U.S. franchised	2,046.0	1,957.2	1,878.4
U.S. systemwide	2,060.2	1,973.1	1,895.3
International systemwide (a)	1,585.3	1,526.5	1,448.1
Global systemwide (a)	$1,984.1	$1,905.8	$1,832.1
_______________

(a)Excludes Argentina and Venezuela due to the impact of the highly inflationary economies of those countries.

(b)During 2023 and 2022, global systemwide sales increased 6.1% and 6.8%, respectively, U.S. systemwide sales increased 5.1% and 5.3%, respectively, and international systemwide sales increased 14.1% and 19.2%, respectively, on a constant currency basis.

The table below presents details regarding the change in restaurant counts of the Wendy’s system from 2021 to 2023.

	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at January 2, 2022	403	5,535	5	1,006	6,949
Opened	7	132	7	130	276
Closed	(7)	(76)	—	(47)	(130)
Restaurant count at January 1, 2023	403	5,591	12	1,089	7,095
Opened	3	94	1	150	248
Closed	(3)	(58)	(1)	(41)	(103)
Restaurant count at December 31, 2023	403	5,627	12	1,198	7,240

Sales	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Sales	$930.1	$33.5	$896.6	$162.5	$734.1

The increase in sales during 2023 was primarily due to (1) a 2.7% increase in Company-operated same-restaurant sales of $23.9 million and (2) net new restaurant development of $10.7 million. Company-operated same-restaurant sales increased due to higher average check, partially offset by a decrease in customer count.

Franchise Royalty Revenue and Fees	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Franchise royalty revenue	$512.1	$26.6	$485.5	$24.8	$460.7
Franchise fees	80.2	7.5	72.7	(3.3)	76.0
	$592.3	$34.1	$558.2	$21.5	$536.7

Franchise royalty revenue during 2023 increased $26.6 million, of which (1) $22.0 million was due to a 4.4% increase in franchise same-restaurant sales and (2) $6.3 million was due to net new restaurant development. Franchise same-restaurant sales during 2023 increased due to higher average check, partially offset by a decrease in customer count.

The increase in franchise fees during 2023 was primarily due to (1) higher fees for providing information technology services to franchisees of $3.5 million and (2) an increase in fees from facilitating Franchise Flips and other miscellaneous fees of $4.0 million.

Franchise Rental Income	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Franchise rental income	$230.2	$(4.3)	$234.5	$(2.2)	$236.7

The decrease in franchise rental income during 2023 was primarily due to the impact of assigning certain leases to franchisees, partially offset by an increase in executory costs. See Note 19 to the Consolidated Financial Statements contained in Item 8 herein for further discussion.

Advertising Funds Revenue	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Advertising funds revenue	$429.0	$22.8	$406.2	$16.7	$389.5

The increase in advertising funds revenue during 2023 was primarily due to an increase in franchise same-restaurant sales in the U.S. and Canada.

Cost of Sales, as a Percent of Sales	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Food and paper	32.0%	(0.7)%	32.7%	2.2%	30.5%
Restaurant labor	32.1%	—%	32.1%	0.6%	31.5%
Occupancy, advertising and other operating costs	21.3%	(0.1)%	21.4%	0.1%	21.3%
	85.4%	(0.8)%	86.2%	2.9%	83.3%

The decrease in cost of sales, as a percent of sales, during 2023 was primarily due to higher average check. This impact was partially offset by (1) an increase in restaurant labor rates, (2) higher commodity costs, (3) a decrease in customer count and (4) the impact of the Company’s investments to support the entry into the U.K. market and additional inflationary pressures in the U.K.

Franchise Support and Other Costs	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Franchise support and other costs	$57.2	$10.5	$46.7	$3.8	$42.9

The increase in franchise support and other costs during 2023 was primarily due to an increase in costs incurred to provide information technology and other services to franchisees.

Franchise Rental Expense	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Franchise rental expense	$125.4	$1.3	$124.1	$(8.3)	$132.4

The increase in franchise rental expense during 2023 was primarily due to an increase in executory costs. See Note 19 to the Consolidated Financial Statements contained in Item 8 herein for further discussion.

Advertising Funds Expense	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Advertising funds expense	$428.0	$(2.8)	$430.8	$19.0	$411.8

The decrease in advertising funds expense during 2023 was primarily due to a decrease in the Company’s funding of incremental advertising, partially offset by an increase in franchise same-restaurant sales in the U.S. and Canada.

General and Administrative	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Employee compensation and benefits	$126.4	$(2.1)	$128.5	$13.4	$115.1
Share-based compensation	22.5	(2.0)	24.5	2.5	22.0
Professional fees	60.3	(1.5)	61.8	8.5	53.3
Incentive compensation	26.8	1.8	25.0	(21.5)	46.5
Other, net	14.0	(1.2)	15.2	9.1	6.1
	$250.0	$(5.0)	$255.0	$12.0	$243.0

The decrease in general and administrative expenses during 2023 was primarily due to (1) a decrease in employee compensation and benefits, (2) a decrease in share-based compensation and (3) lower professional fees, primarily as a result of costs associated with the Company’s enterprise resource planning (“ERP”) system implementation during 2022. These decreases were partially offset by an increase in incentive compensation accruals, reflecting higher operating performance as compared to plan in 2023 versus 2022.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Restaurants	$85.8	$1.8	$84.0	$7.6	$76.4
Technology support, corporate and other	50.0	0.6	49.4	0.3	49.1
	$135.8	$2.4	$133.4	$7.9	$125.5

The increase in depreciation and amortization during 2023 was primarily due to (1) asset additions for new and remodeled restaurants and (2) asset disposals associated with closed restaurants. These increases were partially offset by assets becoming fully depreciated.

Amortization of Cloud Computing Arrangements	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Amortization of cloud computing arrangements	$12.8	$10.4	$2.4	$2.4	$—

Amortization of cloud computing arrangements primarily represents amortization of assets associated with the Company’s ERP system implementation completed in 2022.

System Optimization Gains, Net	2023		2022		2021
	Amount	Change	Amount	Change	Amount
System optimization gains, net	$(0.9)	$5.9	$(6.8)	$26.7	$(33.5)

System optimization gains, net during 2022 were primarily comprised of gains on the sale of surplus and other properties. See Note 4 to the Consolidated Financial Statements contained in Item 8 herein for further discussion.

Reorganization and Realignment Costs	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Organizational Redesign Plan	$9.1	$9.1	$—	$—	$—
System optimization initiative	0.1	(0.5)	0.6	(6.3)	6.9
Other reorganization and realignment plans	—	(0.1)	0.1	(1.6)	1.7
	$9.2	$8.5	$0.7	$(7.8)	$8.5

During 2023, the Company recognized costs totaling $9.1 million under the Organizational Redesign Plan, which primarily included severance and related employee costs of $6.2 million and share-based compensation of $1.3 million. See Note 5 to the Consolidated Financial Statements contained in Item 8 herein for further information regarding the Organizational Redesign Plan.

Costs incurred under the Company’s system optimization initiative and other reorganization and realignment plans were not material during 2023 and 2022. The Company does not expect to incur any material additional costs under these plans. See Note 5 to the Consolidated Financial Statements contained in Item 8 herein for further information regarding the Company’s reorganization and realignment plans.

Impairment of Long-Lived Assets	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Impairment of long-lived assets	$1.4	$(5.0)	$6.4	$4.1	$2.3

The decrease in impairment of long-lived assets during 2023 was primarily driven by higher impairment charges in the prior year as a result of the deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Gain from insurance recoveries	$—	$8.6	$(8.6)	$(8.6)	$—
Lease buyout	0.1	2.9	(2.8)	(3.8)	1.0
Gains on sales-type leases	(2.5)	0.5	(3.0)	1.2	(4.2)
Equity in earnings in joint ventures, net	(10.8)	(1.4)	(9.4)	1.8	(11.2)
Other, net	(0.6)	(0.7)	0.1	0.3	(0.2)
	$(13.8)	$9.9	$(23.7)	$(9.1)	$(14.6)

The decrease in other operating income, net during 2023 was primarily due to (1) a gain from insurance recoveries during 2022 and (2) lease buyout activity in 2022. These impacts were partially offset by an increase in the equity in earnings from our TimWen joint venture.

Interest Expense, Net	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Interest expense, net	$124.1	$1.8	$122.3	$13.1	$109.2

Interest expense, net increased during 2023 primarily due to the impact of completing a debt financing transaction under the Company’s securitized financing facility in the first quarter of 2022, partially offset by the impact of repurchasing $40.4 million in principal of the Company’s 7% debentures and $29.2 million in principal of the Company’s Class A-2 senior secured notes during 2023. See Note 12 to the Consolidated Financial Statements contained in Item 8 herein for further discussion.

Gain (Loss) on Early Extinguishment of Debt, Net	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Gain (loss) on early extinguishment of debt, net	$2.3	$2.3	$—	$17.9	$(17.9)

During 2023, the Company incurred a net gain on early extinguishment of debt of $2.3 million, primarily due to a gain related to the repurchase of $29.2 million in principal of its Class A-2 senior secured notes, partially offset by a loss related to the repurchase of $40.4 million in principal of its 7% debentures. See Note 12 to the Consolidated Financial Statements contained in Item 8 herein for further information.

Investment (Loss) Income, Net	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Investment (loss) income, net	$(10.4)	$(12.5)	$2.1	$2.1	$—

During 2023, the Company recorded a loss of $10.4 million due to impairment charges for the difference between estimated fair value and the carrying value of an investment in equity securities. During 2022, the Company recognized a gain of $2.1 million on an investment in equity securities as a result of an observable price change.

Other Income, Net	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Other income, net	$29.6	$19.2	$10.4	$9.7	$0.7

The increase in other income, net during 2023 was primarily due to interest income earned on our cash equivalents, which increased due to higher interest rates.

Provision for Income Taxes	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Income before income taxes	$279.4	$35.9	$243.5	$2.9	$240.6
Provision for income taxes	(75.0)	(8.9)	(66.1)	(25.9)	(40.2)
Effective tax rate on income	26.8%	(0.4)%	27.2%	10.5%	16.7%

The increase in the provision for income taxes was primarily due to (1) higher income before income taxes in 2023 and (2) an increase in the tax effects of our foreign operations. These changes were partially offset by additional net income from our advertising funds, which are not subject to tax. The decrease in the effective tax rate during 2023 was primarily due to (1) additional net income from our advertising funds, which are not subject to tax and (2) the tax benefit for changes in state deferred income taxes. These changes were partially offset by an increase in the tax effects of our foreign operations.

Segment Information

See Note 26 to the Consolidated Financial Statements contained in Item 8 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Sales	$905.7	$23.0	$882.7	$152.3	$730.4
Franchise royalty revenue	444.7	20.7	424.0	16.7	407.3
Franchise fees	68.7	5.7	63.0	(1.2)	64.2
Advertising fund revenue	396.7	16.2	380.5	14.9	365.6
Total revenues	$1,815.8	$65.6	$1,750.2	$182.7	$1,567.5
Segment profit	$528.4	$47.9	$480.5	$30.4	$450.1

The increase in Wendy’s U.S. revenues during 2023 was primarily due to an increase in same-restaurant sales. Same-restaurant sales increased during 2023 primarily due to higher average check, partially offset by a decrease in customer count.

The increase in Wendy’s U.S. segment profit during 2023 was primarily due to (1) higher revenues, (2) lower cost of sales, as a percent of sales for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales” (excluding the impact of the U.K. market) and (3) a decrease in the Company’s funding of incremental advertising.

Wendy’s International

	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Sales	$24.4	$10.5	$13.9	$10.2	$3.7
Franchise royalty revenue	67.5	6.0	61.5	8.1	53.4
Franchise fees	6.4	0.8	5.6	0.2	5.4
Advertising fund revenue	32.2	6.5	25.7	1.8	23.9
Total revenues	$130.5	$23.8	$106.7	$20.3	$86.4
Segment profit	$35.7	$5.3	$30.4	$3.0	$27.4

The increase in Wendy’s International revenues during 2023 was primarily due to (1) net new restaurant development in the U.K. and (2) an increase in same-restaurant sales. Same-restaurant sales increased during 2023 due to (1) higher average check and (2) an increase in customer count.

The increase in Wendy’s International segment profit during 2023 was primarily due to higher revenues. This increase was partially offset by (1) higher other international advertising expenses, (2) higher franchise support and other costs and (3) the Company’s investments to support the entry into the U.K. market and inflationary pressures in the U.K.

Global Real Estate & Development

	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Franchise fees	$5.0	$0.9	$4.1	$(2.3)	$6.4
Franchise rental income	230.2	(4.3)	234.5	(2.2)	236.7
Total revenues	$235.2	$(3.4)	$238.6	$(4.5)	$243.1
Segment profit	$103.5	$(5.2)	$108.7	$2.6	$106.1

The decrease in Global Real Estate & Development revenues during 2023 was primarily due to the impact of assigning certain leases to franchisees, partially offset by an increase in executory costs.

The decrease in Global Real Estate & Development segment profit during 2023 was primarily due to a decrease in franchise rental income.

Consolidated Outlook for 2024

Sales

We expect sales at our Company-operated restaurants to be favorably impacted primarily by (1) investments in accelerated growth, which include a focus on growth of our breakfast daypart and digital business, (2) strategic price increases on our menu items and (3) focused execution of operational excellence.

Franchise Royalty Revenue and Fees

We expect sales at franchised restaurants to generally benefit from many of the factors described above under “Sales.” In addition, we expect franchise royalty revenue and fees to be favorably impacted by a net increase in the number of franchise restaurants in operation due to net new restaurant development.

Cost of Sales

We expect cost of sales, as a percent of sales to be favorably impacted by many of the same factors described above under “Sales,” and to also benefit from productivity and cost management initiatives. We expect cost of sales, as a percent of sales to be negatively impacted by higher restaurant labor rates.

Advertising Funds Revenue and Expense

We expect advertising funds expense to exceed advertising funds revenue due to the Company’s plans to fund approximately $27.0 million of incremental advertising in 2024 to continue to drive growth in our breakfast daypart.

General and Administrative

We expect general and administrative expenses to be higher primarily due to increases in (1) employee compensation and benefits, (2) stock compensation and (3) incentive compensation. These increases are expected to be partially offset by lower professional fees.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Our principal uses of cash are operating expenses, dividends to stockholders, repurchases of common stock and capital expenditures.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	2023		2022		2021
	Amount	Change	Amount	Change	Amount
Net cash provided by (used in):
Operating activities	$345.4	$85.5	$259.9	$(85.9)	$345.8
Investing activities	(86.5)	(8.7)	(77.8)	76.9	(154.7)
Financing activities	(504.3)	(793.0)	288.7	531.4	(242.7)
Effect of exchange rate changes on cash	2.4	8.4	(6.0)	(6.3)	0.3
Net (decrease) increase in cash, cash equivalents and restricted cash	$(243.0)	$(707.8)	$464.8	$516.1	$(51.3)

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $345.4 million and $259.9 million in 2023 and 2022, respectively. The change was primarily due to (1) higher net income, adjusted for non-cash expenses, (2) a decrease in payments for incentive compensation and (3) the timing of payments for marketing expenses of the national advertising funds.

Investing Activities

Cash used in investing activities was $86.5 million and $77.8 million in 2023 and 2022, respectively. The change was primarily due to (1) a decrease in proceeds from dispositions of $6.1 million and (2) an increase in expenditures associated with the Company’s franchise development fund of $4.3 million.

Financing Activities

Cash (used in) provided by financing activities was $(504.3) million and $288.7 million in 2023 and 2022, respectively. During 2023, cash used in financing activities was primarily comprised of (1) dividends of $209.3 million, (2) repurchases of common stock of $189.6 million and (3) long-term debt activities of $94.7 million, including the impact of repurchases of the Company’s 7% debentures and Class A-2 senior secured notes. During 2022, cash provided by financing activities was primarily comprised of long-term debt activities of $463.0 million, reflecting the impact of the completion of the Company’s debt financing transaction during the first quarter of 2022, partially offset by (1) dividends of $106.8 million and (2) repurchases of common stock of $52.0 million.

Material Cash Requirements

Our anticipated cash requirements for 2024, exclusive of operating cash flow requirements, consist principally of:

•capital expenditures of approximately $90.0 million to $100.0 million as discussed below in “Capital Expenditures;”

•quarterly cash dividends aggregating approximately $205.0 million as discussed below in “Dividends;” and

•stock repurchases under the January 2023 Authorization as discussed below in “Stock Repurchases.”

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

Capital Expenditures

In 2023, cash capital expenditures amounted to $85.0 million. In 2024, we expect that cash capital expenditures will amount to approximately $90.0 million to $100.0 million, principally relating to (1) technology investments, including consumer-facing digital technology, (2) the opening of new Company-operated restaurants and the reimaging of existing Company-operated restaurants, (3) land investments, (4) maintenance capital expenditures for Company-operated restaurants, (5) restaurant equipment investments and (6) various other capital projects.

In addition to the capital expenditures noted above, cash expenditures related to the Company’s build to suit development fund amounted to $8.0 million during 2023. In 2024, we expect to spend approximately $35.0 million under the development fund to drive new restaurant growth.

Cloud Computing Arrangements

The Company’s cash expenditures related to cloud computing arrangements (“CCA”) amounted to $32.9 million during 2023, primarily related to the Company’s human capital management system implementation. In 2024, we expect to spend approximately $25.0 million on CCA, primarily related to data platforms, ERP projects and investments associated with the

Company’s growth initiatives. See Note 1 to the Consolidated Financial Statements contained in Item 8 herein for further information related to our accounting policy for CCA.

Dividends

On March 15, 2023, June 15, 2023, September 15, 2023 and December 15, 2023, the Company paid quarterly cash dividends per share of $.25, aggregating $209.3 million. On February 15, 2024, the Company announced a dividend of $.25 per share to be paid on March 15, 2024 to stockholders of record as of March 1, 2024. If the Company pays regular quarterly cash dividends for the remainder of 2024 at the same rate as declared in the first quarter of 2024, the Company’s total cash requirement for dividends for all of 2024 would be approximately $205.0 million based on the number of shares of its common stock outstanding at February 16, 2024. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). In connection with the January 2023 Authorization, the remaining portion of the Company’s previously authorized $250.0 million repurchase program was canceled. During 2023, the Company repurchased 9.1 million shares under the January 2023 Authorization with an aggregate purchase price of $190.0 million, of which $0.6 million was accrued as of December 31, 2023, and excluding excise tax of $1.7 million and commissions of $0.1 million. As of December 31, 2023, the Company had $310.0 million of availability remaining under the January 2023 Authorization.

Long-Term Debt, Including Current Portion

As of December 31, 2023, the Company’s long-term debt obligations totaled $2,762.1 million, including $29.3 million payable within 12 months. In addition, the Company is party to a revolving financing facility of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”), which allows for the drawing of up to $300.0 million on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Class A-1 Notes during 2023.

During the year ended December 31, 2023, Wendy’s repurchased $40.4 million in principal of its 7% debentures for $40.5 million and repurchased $29.2 million in principal of its Class A-2 senior secured notes for $24.9 million.

We may from time to time seek to repurchase additional portions of our outstanding long-term debt, including our 7% debentures and/or our senior secured notes, through open market purchases, privately negotiated transactions or otherwise. In December 2022, our Board of Directors authorized debt repurchases of up to $25.0 million (the “December 2022 Authorization”) and, in February 2023, our Board of Directors authorized additional debt repurchases of up to $50.0 million through February 29, 2024 (the “February 2023 Authorization”). In addition, in October 2023, our Board of Directors approved an increase of $10.0 million to the February 2023 Authorization, which continues to expire in February 2024, resulting in total debt repurchases of up to $85.0 million. As of December 31, 2023, the Company had completed the December 2022 Authorization and had $19.6 million remaining under the February 2023 Authorization. Further repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Whether or not to repurchase any debt and the size and timing of any such repurchases will be determined at our discretion.

See Note 12 to the Consolidated Financial Statements contained in Item 8 herein for further information related to our long-term debt obligations and the timing of expected payments.

Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment. As of December 31, 2023, the Company’s future minimum rental payments for non-cancelable leases were $2,037.0 million, including $149.1 million payable within 12 months. See Note 19 to the Consolidated Financial Statements contained in Item 8 herein for further information related to our finance and operating lease obligations and the timing of expected payments.

Purchase Obligations

The Company’s purchase obligations include purchase requirements under a beverage agreement and other obligations related primarily to information technology and marketing. As of December 31, 2023, the Company’s purchase obligations were $202.3 million, including $88.4 million payable within 12 months.

Guarantees and Other Contingencies

Year End
2023
Lease guarantees (a)	$98.1
Letters of credit (b)	28.8
Total	$126.9
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

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during 2023. We expect inflationary pressures on labor to continue into 2024. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases and product mix. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, eggs, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

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

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

•Impairment of goodwill and indefinite-lived intangible assets:

Our goodwill totaled $773.7 million as of December 31, 2023, of which $620.6 million, $30.6 million and $122.5 million was allocated to our U.S. Company-operated and franchise restaurants reporting unit, Canada franchise restaurants reporting unit and global real estate and development operations reporting unit, respectively.

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

For the annual goodwill impairment test in the fourth quarter of 2023, we elected to perform a qualitative assessment for the U.S. Company-operated and franchise restaurants reporting unit and the Canada franchise restaurants reporting unit, and we performed a quantitative goodwill impairment test for the global real estate and development operations reporting unit. The qualitative assessment indicated the fair value of our U.S. Company-operated and franchise restaurants reporting unit and our Canada franchise restaurants reporting unit was more likely than not greater than the carrying amount. Our quantitative goodwill impairment test for our global real estate and development operations reporting unit indicated that there had been no impairment and the fair value of this reporting unit of approximately $1,300.0 million was approximately 9% in excess of its carrying value. A 70 basis point increase in the discount rate or a 140 basis point decrease in the terminal value growth rate would have resulted in the fair value of the reporting unit being less than its carrying value.

Our indefinite-lived intangible assets represent trademarks and totaled $903.0 million as of December 31, 2023. We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Our annual impairment test may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. Our quantitative process includes comparing the carrying value to the fair value of our indefinite-lived intangible assets, with any excess recognized as an impairment loss. Our critical estimates in the determination of the fair value of our indefinite-lived intangible assets include the anticipated future revenues of Company-operated and franchised restaurants and the resulting cash flows.

For the annual impairment test of our indefinite-lived intangible assets in the fourth quarter of 2023, we elected to perform a qualitative assessment. The qualitative assessment indicated the fair value of our indefinite-lived intangible assets was more likely than not greater than the carrying amount.

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

•Impairment of long-lived assets:

As of December 31, 2023, the total net carrying value of our long-lived tangible and definite-lived intangible assets was $2,141.8 million. Our long-lived assets include (1) properties and related definite-lived intangible assets (e.g., favorable leases) that are leased and/or subleased to franchisees, (2) Company-operated restaurant assets and related definite-lived intangible assets, which include reacquired rights under franchise agreements, and (3) finance and operating lease assets.

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

Net operating loss and credit carryforwards are subject to various limitations and carryforward periods. As of December 31, 2023, we have foreign tax credits of $21.1 million that will begin to expire in 2027. In addition, as of December 31, 2023, we have deferred tax assets for foreign net operating loss carryforwards of $2.9 million and state and local net operating loss carryforwards of $34.2 million that will begin to expire in 2024. We believe it is more likely than not that the benefit from certain net operating loss carryforwards and tax credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $39.3 million.

•Income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. We have unrecognized tax benefits of $16.7 million, which if resolved favorably would reduce our tax expense by $13.2 million as of December 31, 2023.

We accrue interest related to uncertain tax positions in “Interest expense, net.” As of December 31, 2023, we had $1.0 million accrued for interest.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our U.S. federal income tax returns for fiscal years through 2021 have been settled. The statute of limitations for the Company’s state tax returns vary, but generally the Company’s state income tax returns from its 2018 fiscal year forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policies prohibit the use of derivative instruments for trading purposes, and we had no outstanding derivative instruments as of December 31, 2023.

Our long-term debt, including the current portion, aggregated $2,796.9 million as of December 31, 2023 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. During the year ended December 31, 2023, certain of the Company’s subsidiaries executed amendments to the 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”) and the U.S. advertising fund revolving line of credit to transition from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”), plus any applicable margin. The Company could be exposed to interest rate increases under its Class A-1 Notes, its U.S. advertising fund revolving line of credit and certain other lines of credit; however, the Company had no outstanding borrowings under the Class A-1 Notes or such other lines of credit as of December 31, 2023. See Note 12 to the Consolidated Financial Statements contained in Item 8 herein for further information on the Company’s debt structure and its securitized financing facility.

Commodity Price Risk

Commodity price increases directly impacted our consolidated results of operations during 2023 and we expect commodity prices to moderate in 2024. We purchase certain food products, such as beef, chicken, eggs, pork, cheese and grains, that are affected by changes in commodity prices and, as a result, we are subject to variability in our food costs. QSCC, our independent supply chain purchasing co-op, negotiates contracts with approved suppliers on behalf of the Wendy’s system in the U.S. and Canada to ensure favorable pricing for its major food products, as well as maintain an adequate supply of fresh food products. While price volatility can occur, which would impact profit margins, the purchasing contracts seek to limit the variability of these commodity costs without establishing any firm purchase commitments by us or our franchisees. In addition, we believe that alternative suppliers are generally available. Our ability to recover increased commodity costs through higher pricing is, at times, limited by the competitive environment in which we operate.

Foreign Currency Risk

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We have exposure related to our investment in a Canadian subsidiary which is subject to foreign currency fluctuations. The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars. Revenues from our Canadian operations for the year ended December 31, 2023 represented approximately 5% of our total revenues. An immediate 10% change in Canadian dollar exchange rates versus the U.S. dollar from their levels at December 31, 2023 would not have a material effect on our consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

THE WENDY’S COMPANY AND SUBSIDIARIES

Defined Term	Footnote Where Defined
2010 Plan	(16)	Share-Based Compensation
2019-1 Class A-1 Notes	(12)	Long-Term Debt
2020-1 Class A-1 Notes	(12)	Long-Term Debt
2020 Plan	(16)	Share-Based Compensation
2021-1 Class A-1 Notes	(12)	Long-Term Debt
2021 ASR Agreement	(15)	Stockholders’ Equity
2022-1 Class A-2 Notes	(12)	Long-Term Debt
401(k) Plan	(18)	Retirement Benefit Plans
Advertising Funds	(1)	Summary of Significant Accounting Policies
AMC	(22)	Transactions with Related Parties
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Brazil JV	(1)	Summary of Significant Accounting Policies
CAP	(14)	Income Taxes
Class A-2 Notes	(12)	Long-Term Debt
CCA	(1)	Summary of Significant Accounting Policies
Company	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
EBITDA	(26)	Segment Information
Equity Plans	(1)	Summary of Significant Accounting Policies
FASB	(1)	Summary of Significant Accounting Policies
February 2020 Authorization	(15)	Stockholders’ Equity
February 2022 Authorization	(15)	Stockholders’ Equity
Fountain Beverages	(21)	Guarantees and Other Commitments and Contingencies
Franchise Flip	(1)	Summary of Significant Accounting Policies
FRG	(3)	Acquisitions
GAAP	(1)	Summary of Significant Accounting Policies
Groundbreaker	(21)	Guarantees and Other Commitments and Contingencies
Indenture	(12)	Long-Term Debt
IRS	(14)	Income Taxes
IT	(21)	Guarantees and Other Commitments and Contingencies
January 2023 Authorization	(15)	Stockholders’ Equity
LIBOR	(1)	Summary of Significant Accounting Policies
Master Issuer	(12)	Long-Term Debt
NPC	(3)	Acquisitions
Organizational Redesign Plan	(5)	Reorganization and Realignment Costs
Pacesetter	(21)	Guarantees and Other Commitments and Contingencies
QSCC	(22)	Transactions with Related Parties
Rent Holiday	(1)	Summary of Significant Accounting Policies
Restricted Shares	(16)	Share-Based Compensation
ROU	(1)	Summary of Significant Accounting Policies
RSAs	(1)	Summary of Significant Accounting Policies
RSUs	(1)	Summary of Significant Accounting Policies
Securitization Entities	(12)	Long-Term Debt
Senior Notes	(12)	Long-Term Debt
SERP	(18)	Retirement Benefit Plans
SOFR	(1)	Summary of Significant Accounting Policies
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Target	(16)	Share-Based Compensation

Defined Term	Footnote Where Defined
The Wendy’s Company	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
U.S.	(1)	Summary of Significant Accounting Policies
VIE	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies
Wendy’s Co-op	(22)	Transactions with Related Parties
Wendy’s Funding	(12)	Long-Term Debt
Wendy’s Merger	(8)	Investments
Wendy’s Restaurants	(1)	Summary of Significant Accounting Policies
Yellow Cab	(22)	Transactions with Related Parties

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Wendy’s Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Wendy’s Company and subsidiaries (the “Company”) as of December 31, 2023 and January 1, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill - Global Real Estate and Development Operations Reporting Unit - Refer to Notes 1 and 10 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value.

The Company used both an income approach and a market approach to estimate fair value of the global real estate and development operations reporting unit. The income approach requires management to make significant estimates and assumptions including future sales growth, terminal value growth rate, operating profit, and the weighted average cost of capital (discount rate). The market approach requires use of market price data of guideline public companies to estimate the fair value of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $773.7 million as of December 31, 2023, of which $122.5 million was allocated to the global real estate and development operations reporting unit. The fair value of the global real estate and development operations reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified the Company’s income approach in the impairment evaluation of goodwill for the global real estate and development operations reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value of this reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions, particularly related to future sales growth, terminal value growth rate, operating profit, and the selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimates of future sales growth, terminal value growth rate, operating profit, and the discount rate used by management to estimate the fair value of the global real estate and development operations reporting unit included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the global real estate and development operations reporting unit, such as controls related to management’s forecasts of future sales growth, terminal value growth rate, operating profit, and selection of the discount rate.
•We evaluated management’s ability to accurately forecast future sales growth and operating profit by comparing actual results to management’s historical forecasts.
•We performed sensitivity analyses as part of our risk assessment on future sales growth, terminal value growth rate, operating profit, and the discount rate to evaluate the impact of such sensitivity on anticipated cash flows.
•We evaluated the reasonableness of management’s future sales growth and operating profit by comparing the forecasts to (1) historical sales growth and operating profit and (2) internal communications to the senior leadership team and the Board of Directors. We also considered the impact of changes in management’s forecasts from the annual measurement date in the fourth quarter to December 31, 2023.
•With the assistance of our fair value specialists, we evaluated the terminal value growth rate and the discount rate, including testing the underlying source information and the mathematical accuracy of the calculation, by:
◦Utilizing industry and market-specific data to assess the reasonableness of the terminal value growth rate selected by management.
◦Developing a range of independent estimates for the discount rate and compared those to the discount rate selected by management.

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 26, 2024

We have served as the Company’s auditor since 1994.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	December 31, 2023	January 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$516,037	$745,889
Restricted cash	35,848	35,203
Accounts and notes receivable, net	121,683	116,426
Inventories	6,690	7,129
Prepaid expenses and other current assets	39,640	26,963
Advertising funds restricted assets	117,755	126,673
Total current assets	837,653	1,058,283
Properties	891,080	895,778
Finance lease assets	228,936	234,570
Operating lease assets	705,615	754,498
Goodwill	773,727	773,088
Other intangible assets	1,219,129	1,248,800
Investments	34,445	46,028
Net investment in sales-type and direct financing leases	313,664	317,337
Other assets	178,577	170,962
Total assets	$5,182,826	$5,499,344

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,250	$29,250
Current portion of finance lease liabilities	20,250	18,316
Current portion of operating lease liabilities	49,353	48,120
Accounts payable	27,370	43,996
Accrued expenses and other current liabilities	135,149	116,010
Advertising funds restricted liabilities	120,558	132,307
Total current liabilities	381,930	387,999
Long-term debt	2,732,814	2,822,196
Long-term finance lease liabilities	568,767	571,877
Long-term operating lease liabilities	739,340	792,051
Deferred income taxes	270,353	270,421
Deferred franchise fees	90,132	90,231
Other liabilities	89,711	98,849
Total liabilities	4,873,047	5,033,624
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 205,397 and 213,101 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,960,035	2,937,885
Retained earnings	409,863	414,749
Common stock held in treasury, at cost; 265,027 and 257,323 shares, respectively	(3,048,786)	(2,869,780)
Accumulated other comprehensive loss	(58,375)	(64,176)
Total stockholders’ equity	309,779	465,720
Total liabilities and stockholders’ equity	$5,182,826	$5,499,344

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Revenues:
Sales	$930,083	$896,585	$734,074
Franchise royalty revenue and fees	592,331	558,235	536,748
Franchise rental income	230,168	234,465	236,655
Advertising funds revenue	428,996	406,220	389,521
	2,181,578	2,095,505	1,896,998
Costs and expenses:
Cost of sales	794,493	773,169	611,680
Franchise support and other costs	57,243	46,736	42,900
Franchise rental expense	125,371	124,083	132,411
Advertising funds expense	428,003	430,760	411,751
General and administrative	249,964	254,979	242,970
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	135,789	133,414	125,540
Amortization of cloud computing arrangements	12,778	2,394	—
System optimization gains, net	(880)	(6,779)	(33,545)
Reorganization and realignment costs	9,200	698	8,548
Impairment of long-lived assets	1,401	6,420	2,251
Other operating income, net	(13,768)	(23,683)	(14,468)
	1,799,594	1,742,191	1,530,038
Operating profit	381,984	353,314	366,960
Interest expense, net	(124,061)	(122,319)	(109,185)
Gain (loss) on early extinguishment of debt, net	2,283	—	(17,917)
Investment (loss) income, net	(10,358)	2,107	39
Other income, net	29,570	10,403	681
Income before income taxes	279,418	243,505	240,578
Provision for income taxes	(74,978)	(66,135)	(40,186)
Net income	$204,440	$177,370	$200,392

Net income per share:
Basic	$.98	$.83	$.91
Diluted	.97	.82	.89

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022

Net income	$204,440	$177,370	$200,392
Other comprehensive income (loss):
Foreign currency translation adjustment	5,801	(15,976)	1,441
Other comprehensive income (loss)	5,801	(15,976)	1,441
Comprehensive income	$210,241	$161,394	$201,833

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

Balance at January 3, 2021	$47,042	$2,899,276	$238,674	$(2,585,755)	$(49,641)	$549,596
Net income	—	—	200,392	—	—	200,392
Other comprehensive income, net	—	—	—	—	1,441	1,441
Cash dividends	—	—	(94,846)	—	—	(94,846)
Repurchases of common stock, including accelerated share repurchase	—	(18,750)	—	(249,058)	—	(267,808)
Share-based compensation	—	22,019	—	—	—	22,019
Common stock issued upon exercises of stock options	—	1,911	—	27,139	—	29,050
Common stock issued upon vesting of restricted shares	—	(6,023)	—	2,285	—	(3,738)
Other	—	200	(22)	121	—	299
Balance at January 2, 2022	47,042	2,898,633	344,198	(2,805,268)	(48,200)	436,405
Net income	—	—	177,370	—	—	177,370
Other comprehensive loss, net	—	—	—	—	(15,976)	(15,976)
Cash dividends	—	—	(106,779)	—	—	(106,779)
Repurchases of common stock, including accelerated share repurchase	—	18,750	—	(70,700)	—	(51,950)
Share-based compensation	—	24,538	—	—	—	24,538
Common stock issued upon exercises of stock options	—	1,117	—	3,461	—	4,578
Common stock issued upon vesting of restricted shares	—	(5,363)	—	2,482	—	(2,881)
Other	—	210	(40)	245	—	415
Balance at January 1, 2023	47,042	2,937,885	414,749	(2,869,780)	(64,176)	465,720
Net income	—	—	204,440	—	—	204,440
Other comprehensive income, net	—	—	—	—	5,801	5,801
Cash dividends	—	—	(209,253)	—	—	(209,253)
Repurchases of common stock	—	—	—	(191,871)	—	(191,871)
Share-based compensation	—	23,747	—	—	—	23,747
Common stock issued upon exercises of stock options	—	4,366	—	9,873	—	14,239
Common stock issued upon vesting of restricted shares	—	(6,193)	—	2,748	—	(3,445)
Other	—	230	(73)	244	—	401
Balance at December 31, 2023	$47,042	$2,960,035	$409,863	$(3,048,786)	$(58,375)	$309,779

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Cash flows from operating activities:
Net income	$204,440	$177,370	$200,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	135,789	133,414	125,540
Amortization of cloud computing arrangements	12,778	2,394	—
Share-based compensation	23,747	24,538	22,019
Impairment of long-lived assets	1,401	6,420	2,251
Deferred income tax	(807)	4,305	(13,781)
Non-cash rental expense, net	40,655	33,915	40,596
Change in operating lease liabilities	(47,212)	(45,682)	(45,606)
Net receipt (recognition) of deferred vendor incentives	1,034	(1,060)	715
System optimization gains, net	(880)	(6,779)	(33,545)
Gain on sale of investments, net	(31)	—	(63)
Distributions received from TimWen joint venture	12,901	12,612	16,337
Equity in earnings in joint ventures, net	(10,819)	(9,422)	(11,203)
Long-term debt-related activities, net (see Note 20)	5,320	7,762	24,758
Cloud computing arrangements expenditures	(32,902)	(30,220)	(14,086)
Other, net	22,883	(4,554)	844
Changes in operating assets and liabilities:
Accounts and notes receivable, net	430	(5,857)	(5,613)
Inventories	439	(1,203)	(872)
Prepaid expenses and other current assets	(672)	6,769	(3,396)
Advertising funds restricted assets and liabilities	(18,210)	(30,503)	11,519
Accounts payable	(8,826)	(1,533)	7,586
Accrued expenses and other current liabilities	3,958	(12,782)	21,380
Net cash provided by operating activities	345,416	259,904	345,772
Cash flows from investing activities:
Capital expenditures	(85,021)	(85,544)	(77,984)
Franchise development fund	(7,951)	(3,605)	—
Acquisitions	—	—	(123,069)
Dispositions	2,115	8,237	55,118
Proceeds from sale of investments	31	—	63
Notes receivable, net	4,280	3,136	1,203
Payments for investments	—	—	(10,000)
Net cash used in investing activities	(86,546)	(77,776)	(154,669)
Cash flows from financing activities:
Proceeds from long-term debt	—	500,000	1,100,000
Repayments of long-term debt	(94,702)	(26,750)	(970,344)
Repayments of finance lease liabilities	(21,588)	(17,312)	(13,640)
Deferred financing costs	—	(10,232)	(20,873)
Repurchases of common stock, including accelerated share repurchase	(189,554)	(51,950)	(268,531)
Dividends	(209,253)	(106,779)	(94,846)
Proceeds from stock option exercises	14,667	4,865	30,003
Payments related to tax withholding for share-based compensation	(3,873)	(3,168)	(4,511)
Net cash (used in) provided by financing activities	(504,303)	288,674	(242,742)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(245,433)	470,802	(51,639)
Effect of exchange rate changes on cash	2,448	(5,967)	364
Net (decrease) increase in cash, cash equivalents and restricted cash	(242,985)	464,835	(51,275)
Cash, cash equivalents and restricted cash at beginning of period	831,801	366,966	418,241
Cash, cash equivalents and restricted cash at end of period	$588,816	$831,801	$366,966
See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

Corporate Structure

The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s franchises and operates Wendy’s quick-service restaurants specializing in hamburger sandwiches throughout the United States of America (“U.S.”) and in 32 foreign countries and U.S. territories. At December 31, 2023, Wendy’s operated and franchised 415 and 6,825 restaurants, respectively.

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

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 31, 2023” or “2023,” (2) “the year ended January 1, 2023” or “2022,” and (3) “the year ended January 2, 2022” or “2021,” all of which consisted of 52 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

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

Goodwill

Goodwill, representing the excess of the cost of an acquired entity over the fair value of the acquired net assets, is not amortized. Goodwill associated with our Company-operated restaurants is reduced as a result of restaurant dispositions based on the relative fair values and is included in the carrying value of the restaurant in determining the gain or loss on disposal. If a Company-operated restaurant is sold within two years of being acquired from a franchisee, the goodwill associated with the acquisition is written off in its entirety. Goodwill has been assigned to reporting units for purposes of impairment testing.  The Company tests goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Our annual impairment test of goodwill may be completed through a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount.  If we elect to bypass the qualitative assessment for any reporting units, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative test, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Our critical estimates in this impairment test include future sales growth, operating profit, terminal value growth rates and the weighted average cost of capital (discount rate). We also utilize other key inputs such as income tax rates and capital expenditures to derive fair value.

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

Concentration of Risk

Wendy’s had no customers which accounted for 10% or more of consolidated revenues in 2023, 2022 or 2021. As of December 31, 2023, Wendy’s had one main in-line distributor of food, packaging and beverage products, excluding breads, that serviced approximately 67% of Wendy’s restaurants in the U.S. and four additional in-line distributors that, in the aggregate, serviced approximately 32% of Wendy’s restaurants in the U.S. We believe that our vulnerability to risk concentrations related to significant vendors and sources of our raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

Wendy’s restaurants are principally located throughout the U.S. and to a lesser extent, in 32 foreign countries and U.S. territories, with the largest number in Canada. Wendy’s U.S. restaurants are located in 50 states and the District of Columbia, with the largest number in Florida, Texas, Ohio, Georgia, California, North Carolina, Pennsylvania and Michigan. Because our restaurant operations are generally located throughout the U.S. and to a much lesser extent, Canada and other foreign countries and U.S. territories, we believe the risk of geographic concentration is not significant. We could be adversely affected by changing consumer preferences resulting from concerns over nutritional or safety aspects of beef, chicken, eggs, pork, french fries or other products we sell or the effects of food safety events or disease outbreaks. Our exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. However, our

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
exposure to Canadian dollar foreign currency risk is mitigated by the fact that there are no Company-operated restaurants in Canada and less than 10% of Wendy’s franchised restaurants are in Canada.

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

New Accounting Standards Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance to provide temporary optional expedients and exceptions to current reference rate reform guidance to ease the financial reporting burdens related to the market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. During 2023, certain of the Company’s subsidiaries executed amendments to the 2021-1 Variable Funding Senior Secured Notes, Class A-1 and the U.S. advertising fund revolving line of credit to transition from LIBOR to the Secured Overnight Financing Rate (“SOFR”), plus any applicable margin. In connection with these contract amendments, the Company adopted the reference rate reform guidance during the second quarter of 2023. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

New Accounting Standards

Income Tax Disclosures

In December 2023, the FASB issued an amendment to enhance its income tax disclosure requirements. The amendment requires annual disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also requires annual disclosure of income taxes paid disaggregated by federal, state and foreign taxes and by individual jurisdictions in which income taxes paid is equal to or greater than 5% of total income taxes paid. The amendment is effective commencing with our 2025 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

Reportable Segment Disclosures

In November 2023, the FASB issued an amendment to enhance reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendment enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and provides new segment disclosure requirements for entities with a single reportable segment. The amendment is effective commencing with our 2024 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

The franchise agreement requires that the franchisee pay a royalty based on a percentage of sales at the franchised restaurant, as well as make contributions to the Advertising Funds based on a percentage of sales. Wendy’s may offer development incentive programs from time to time that provide for a discount or lesser royalty amount or Advertising Fund contribution for a limited period of time. The agreement also typically requires that the franchisee pay Wendy’s a technical assistance fee. The technical assistance fee is used to defray some of the costs to Wendy’s for start-up and transitional services related to new and existing franchisees acquiring restaurants and in the development and opening of new restaurants. The franchise agreement also requires that the franchisee pay an annual fee for technology services. The technology fee is a flat fee dependent on each restaurant’s sales.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Disaggregation of Revenue

The following tables disaggregate revenue by segment and source for 2023, 2022 and 2021:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
2023
Sales at Company-operated restaurants	$905,700	$24,383	$—	$930,083
Franchise royalty revenue	444,653	67,506	—	512,159
Franchise fees	68,749	6,406	5,017	80,172
Franchise rental income	—	—	230,168	230,168
Advertising funds revenue	396,743	32,253	—	428,996
Total revenues	$1,815,845	$130,548	$235,185	$2,181,578

2022
Sales at Company-operated restaurants	$882,684	$13,901	$—	$896,585
Franchise royalty revenue	423,955	61,533	—	485,488
Franchise fees	63,112	5,542	4,093	72,747
Franchise rental income	—	—	234,465	234,465
Advertising funds revenue	380,491	25,729	—	406,220
Total revenues	$1,750,242	$106,705	$238,558	$2,095,505

2021
Sales at Company-operated restaurants	$730,415	$3,659	$—	$734,074
Franchise royalty revenue	407,317	53,392	—	460,709
Franchise fees	64,170	5,391	6,478	76,039
Franchise rental income	—	—	236,655	236,655
Advertising funds revenue	365,594	23,927	—	389,521
Total revenues	$1,567,496	$86,369	$243,133	$1,896,998

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	Year End
	December 31, 2023 (a)	January 1, 2023 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$55,293	$54,497
Receivables, which are included in “Advertising funds restricted assets”	76,838	70,422
Deferred franchise fees (c)	100,805	99,208
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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $10,673 and $90,132, respectively, as of December 31, 2023, and $8,977 and $90,231, respectively, as of January 1, 2023.

Significant changes in deferred franchise fees are as follows:

	Year Ended
	2023	2022	2021
Deferred franchise fees at beginning of period	$99,208	$97,186	$97,785
Revenue recognized during the period	(12,242)	(11,567)	(19,838)
New deferrals due to cash received and other	13,839	13,589	19,239
Deferred franchise fees at end of period	$100,805	$99,208	$97,186

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2024 (a)	$10,673
2025	6,483
2026	6,354
2027	6,255
2028	6,136
Thereafter	64,904
$100,805
_______________

(a)Includes development-related franchise fees expected to be recognized over a duration of one year or less.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(3) Acquisitions

During 2021, the Company acquired 93 restaurants from a franchisee. The Company completed no significant acquisitions of restaurants from franchisees during 2023 or 2022. The Company did not incur any material acquisition-related costs associated with the acquisition in 2021 and such transaction was not significant to our consolidated financial statements. The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for restaurants acquired from a franchisee:

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(4) System Optimization Gains, Net

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating Franchise Flips. As of December 31, 2023, Company-operated restaurant ownership was approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During 2023, 2022 and 2021, the Company facilitated 99, 79 and 34 Franchise Flips, respectively. Additionally, during 2021, the Company completed the sale of 47 Company-operated restaurants in New York (including Manhattan) to franchisees and, during 2022, the Company completed the sale of one Company-operated restaurant to a franchisee. No Company-operated restaurants were sold to franchisees during 2023.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Year Ended
	2023	2022	2021
Number of restaurants sold to franchisees	—	1	47

Proceeds from sales of restaurants (a)	$—	$79	$50,518
Net assets sold (b)	—	(141)	(16,939)
Goodwill related to sales of restaurants	—	—	(4,847)
Net unfavorable leases (c)	—	(360)	(2,939)
Gain on sales-type leases	—	—	7,156
Other (d)	—	6	(2,148)
	—	(416)	30,801
Post-closing adjustments on sales of restaurants (e) (f)	858	2,877	1,218
Gain on sales of restaurants, net	858	2,461	32,019

Gain on sales of other assets, net (g)	22	4,318	1,526
System optimization gains, net	$880	$6,779	$33,545
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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(f)2023, 2022 and 2021 include the recognition of deferred gains of $858, $3,522 and $515, respectively, as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

(g)During 2023, 2022 and 2021, the Company received cash proceeds of $2,115, $7,780 and $4,561, respectively, primarily from the sale of surplus and other properties.

Assets Held for Sale

As of December 31, 2023 and January 1, 2023, the Company had assets held for sale of $2,689 and $1,661, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(5) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Year Ended
	2023	2022	2021
Organizational Redesign Plan	$9,064	$—	$—
System optimization initiative	136	611	6,852
Other reorganization and realignment plans	—	87	1,696
Reorganization and realignment costs	$9,200	$698	$8,548

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). As a result of the Organizational Redesign Plan, the Company held its general and administrative expense in 2023 relatively flat compared with 2022. Additionally, in January 2024, the Board of Directors announced the appointment of Kirk Tanner as the Company’s new President and Chief Executive Officer, effective February 5, 2024. Mr. Tanner succeeded Todd A. Penegor, the Company’s previous President and Chief Executive Officer, who departed from the Company in February. As a result of the succession of the President and Chief Executive Officer, the Company now expects to incur total costs of approximately $17,000 to $19,000 related to the Organizational Redesign Plan. During 2023, the Company recognized costs totaling $9,064, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $8,000 to $10,000, comprised of (1) severance and related employee costs of approximately $7,000, (2) share-based compensation of approximately $2,000 and (3) recruitment and relocation costs of approximately $500. The Company expects costs related to the Organizational Redesign Plan to continue into 2026.

The following is a summary of the costs recorded as a result of the Organizational Redesign Plan:

Year Ended
2023
Severance and related employee costs	$6,243
Recruitment and relocation costs	554
Third-party and other costs	996
7,793
Share-based compensation (a)	1,271
Total organizational redesign	$9,064
_______________

(a)Primarily represents the accelerated recognition of share-based compensation resulting from the termination of employees under the Organizational Redesign Plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The table below presents a rollforward of our accruals for the Organizational Redesign Plan, which are included in “Accrued expenses and other current liabilities” as of December 31, 2023.

	Balance January 1, 2023	Charges	Payments	Balance December 31, 2023
Severance and related employee costs	$—	$6,243	$(4,551)	$1,692
Recruitment and relocation costs	—	554	(554)	—
Third-party and other costs	—	996	(996)	—
	$—	$7,793	$(6,101)	$1,692

System Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its system optimization initiative. During 2023, the Company recognized costs totaling $136. During 2022, the Company recognized costs totaling $611, which were primarily comprised of professional fees and other costs associated with the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021. During 2021, the Company recognized costs totaling $6,852, which were primarily comprised of the write-off of certain lease assets, lease termination fees and transaction fees associated with the NPC bankruptcy sale process, as well as professional fees and transaction fees associated with the Company’s acquisition of 93 franchise-operated restaurants in Florida during the fourth quarter of 2021. See Note 3 for further information on the NPC bankruptcy sale process. The Company expects to recognize a gain of approximately $150, primarily related to the write-off of certain NPC-related lease liabilities upon final termination of the leases. As of December 31, 2023, January 1, 2023 and January 2, 2022 there were no accruals for our system optimization initiative.

The following is a summary of the costs recorded as a result of our system optimization initiative:

	Year Ended			Total Incurred Since Inception
	2023	2022	2021
Severance and related employee costs	$—	$4	$661	$18,902
Professional fees	3	395	1,570	24,075
Other (a)	73	145	1,765	7,836
	76	544	3,996	50,813
Accelerated depreciation and amortization (b)	—	—	—	25,398
NPC lease termination costs (c)	60	67	2,856	2,983
Share-based compensation (d)	—	—	—	5,013
Total system optimization initiative	$136	$611	$6,852	$84,207
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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Other Reorganization and Realignment

For 2022 and 2021, costs incurred under the Company’s other reorganization and realignment plans were $87 and $1,696, respectively. No costs were incurred under the Company’s other reorganization and realignment plans in 2023. The Company does not expect to incur any material additional costs under these plans.

(6) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Year Ended
	2023	2022	2021
Net income	$204,440	$177,370	$200,392

Common stock:
Weighted average basic shares outstanding	209,486	213,766	221,375
Dilutive effect of stock options and restricted shares	2,048	2,073	3,030
Weighted average diluted shares outstanding	211,534	215,839	224,405

Net income per share:
Basic	$.98	$.83	$.91
Diluted	$.97	$.82	$.89

Basic net income per share for 2023, 2022 and 2021 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 5,377, 4,443 and 2,404 for 2023, 2022 and 2021, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(7) Cash and Receivables

	Year End
	December 31, 2023	January 1, 2023
Cash and cash equivalents
Cash	$150,136	$185,207
Cash equivalents	365,901	560,682
	516,037	745,889
Restricted cash
Accounts held by trustee for the securitized financing facility	35,483	34,850
Other	365	353
	35,848	35,203
Advertising Funds (a)	36,931	50,709
	72,779	85,912
Total cash, cash equivalents and restricted cash	$588,816	$831,801
_______________

(a)Included in “Advertising funds restricted assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Year End
	December 31, 2023			January 1, 2023
	Gross	Allowance for Doubtful Accounts	Net	Gross	Allowance for Doubtful Accounts	Net
Accounts and Notes Receivable, Net
Current
Accounts receivable (a)	$106,335	$(1,538)	$104,797	$100,270	$(1,707)	$98,563
Notes receivable from franchisees (b) (c)	18,035	(1,149)	16,886	22,503	(4,640)	17,863
	$124,370	$(2,687)	$121,683	$122,773	$(6,347)	$116,426
Non-current (d)
Notes receivable from franchisees (c)	$—	$—	$—	$3,888	$—	$3,888
_______________

(a)Includes income tax refund receivables of $5,284 and $3,236 as of December 31, 2023 and January 1, 2023, respectively. Additionally, includes receivables of $17,460 as of December 31, 2023 related to expected contributions from applicable insurance for legal settlements. See Note 11 for further information on our legal reserves.

(b)Includes the current portion of sales-type and direct financing lease receivables of $10,779 and $8,263 as of December 31, 2023 and January 1, 2023, respectively. See Note 19 for further information.

Includes a note receivable from a franchisee in Indonesia of $394 and $1,153 as of December 31, 2023 and January 1, 2023, respectively.

(c)Includes notes receivable related to the Brazil JV, of which $6,837 and $13,087 are included in current notes receivable as of December 31, 2023 and January 1, 2023, respectively, and $3,888 is included in non-current notes receivable as of January 1, 2023. As of December 31, 2023 and January 1, 2023, the Company had reserves of $1,149 and $4,640, respectively, on the loans outstanding related to the Brazil JV. See Note 8 for further information.

(d)Included in “Other assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following is a rollforward of the allowance for doubtful accounts:

	Accounts Receivable	Notes Receivable	Total
2023
Balance at January 1, 2023	$1,707	$4,640	$6,347
Provision for doubtful accounts	534	(414)	120
Uncollectible accounts written off, net of recoveries	(703)	(3,077)	(3,780)
Balance at December 31, 2023	$1,538	$1,149	$2,687

2022
Balance at January 2, 2022	$3,229	$5,290	$8,519
Provision for doubtful accounts	(565)	(350)	(915)
Uncollectible accounts written off, net of recoveries	(957)	(300)	(1,257)
Balance at January 1, 2023	$1,707	$4,640	$6,347

2021
Balance at January 3, 2021	$3,739	$5,625	$9,364
Provision for doubtful accounts	(148)	(335)	(483)
Uncollectible accounts written off, net of recoveries	(362)	—	(362)
Balance at January 2, 2022	$3,229	$5,290	$8,519

(8) Investments

The following is a summary of the carrying value of our investments:

	Year End
	December 31, 2023	January 1, 2023
Equity method investments	$32,727	$33,921
Other investments in equity securities	1,718	12,107
	$34,445	$46,028

Equity Method Investments

Wendy’s has a 50% share in the TimWen real estate joint venture and a 20% share in the Brazil JV, both of which are accounted for using the equity method of accounting, under which our results of operations include our share of the income (loss) of the investees in “Other operating income, net.”

A wholly-owned subsidiary of Wendy’s entered into the Brazil JV during the second quarter of 2015 for the operation of Wendy’s restaurants in Brazil.  Wendy’s, Starboard International Holdings B.V. and Infinity Holding E Participações Ltda. contributed $1, $2 and $2, respectively, each receiving proportionate equity interests of 20%, 40% and 40%, respectively. The Brazil JV ceased operations in 2021 and no income or loss was recorded during 2023, 2022 and 2021. A wholly-owned subsidiary of Wendy’s had receivables outstanding related to the Brazil JV totaling $6,837 and $16,975 as of December 31, 2023 and January 1, 2023, respectively. The total receivables outstanding as of December 31, 2023 are due in 2024. As of December 31, 2023 and January 1, 2023, the Company had reserves of $1,149 and $4,640, respectively, on the receivables related to the Brazil JV. See Note 7 for further information.

The carrying value of our investment in TimWen exceeded our interest in the underlying equity of the joint venture by $14,086 and $16,423 as of December 31, 2023 and January 1, 2023, respectively, primarily due to purchase price adjustments from the 2008 merger of Triarc Companies, Inc. and Wendy’s International, Inc. (the “Wendy’s Merger”).

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Presented below is activity related to our investment in TimWen included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended December 31, 2023, January 1, 2023 and January 2, 2022.

	Year Ended
	2023	2022	2021
Balance at beginning of period	$33,921	$39,870	$44,574

Equity in earnings for the period	13,493	12,267	14,329
Amortization of purchase price adjustments (a)	(2,674)	(2,845)	(3,126)
	10,819	9,422	11,203
Distributions received	(12,901)	(12,612)	(16,337)
Foreign currency translation adjustment included in “Other comprehensive income (loss)” and other	888	(2,759)	430
Balance at end of period	$32,727	$33,921	$39,870
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

Other Investments in Equity Securities

During 2021, the Company made an investment in equity securities of $10,000. During the year ended January 1, 2023, the Company recognized a gain of $2,107 as a result of an observable price change for a similar investment of the same issuer. During the year ended December 31, 2023, the Company recorded impairment charges of $10,389 for the difference between the estimated fair value and the carrying value of the investment.

(9) Properties

	Year End
	December 31, 2023	January 1, 2023
Land	$373,634	$371,347
Buildings and improvements	519,244	510,685
Leasehold improvements	432,051	422,330
Office, restaurant and transportation equipment	344,623	314,223
	1,669,552	1,618,585
Accumulated depreciation and amortization	(778,472)	(722,807)
	$891,080	$895,778

Depreciation and amortization expense related to properties was $70,108, $69,239 and $68,298 during 2023, 2022 and 2021, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(10) Goodwill and Other Intangible Assets

Goodwill activity for 2023 and 2022 was as follows:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Balance at January 2, 2022:
Goodwill, gross	$620,863	$41,264	$122,548	$784,675
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	620,863	31,867	122,548	775,278
Changes in goodwill:
Restaurant acquisitions (b)	(260)	—	—	(260)
Restaurant dispositions	—	—	—	—
Currency translation adjustment and other	—	(1,930)	—	(1,930)
Balance at January 1, 2023:
Goodwill, gross	620,603	39,334	122,548	782,485
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	620,603	29,937	122,548	773,088
Changes in goodwill:
Restaurant acquisitions	—	—	—	—
Restaurant dispositions	—	—	—	—
Currency translation adjustment and other	—	639	—	639
Balance at December 31, 2023:
Goodwill, gross	620,603	39,973	122,548	783,124
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	$620,603	$30,576	$122,548	$773,727
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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following is a summary of the components of other intangible assets and the related amortization expense:

	Year End
	December 31, 2023			January 1, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$903,000	$—	$903,000	$903,000	$—	$903,000
Definite-lived:
Franchise agreements	348,657	(253,398)	95,259	348,293	(236,536)	111,757
Favorable leases	152,558	(75,502)	77,056	154,048	(67,928)	86,120
Reacquired rights under franchise agreements	90,509	(17,157)	73,352	90,509	(10,536)	79,973
Software	286,269	(215,807)	70,462	263,282	(195,332)	67,950
	$1,780,993	$(561,864)	$1,219,129	$1,759,132	$(510,332)	$1,248,800

Aggregate amortization expense:
Actual for fiscal year:
2021	$55,236
2022	58,690
2023	59,356
Estimate for fiscal year:
2024	$55,722
2025	48,132
2026	42,306
2027	37,711
2028	32,687
Thereafter	99,571
$316,129

(11) Accrued Expenses and Other Current Liabilities

	Year End
	December 31, 2023	January 1, 2023
Accrued compensation and related benefits	$44,625	$39,247
Accrued taxes	28,134	30,159
Legal reserves (a)	19,699	907
Other	42,691	45,697
	$135,149	$116,010
_______________

(a)The Company maintains insurance coverage to help mitigate against a variety of risks, including claims and litigation. The Company’s legal reserve may include amounts that are covered by applicable insurance, in which case any expected insurance receivables are included in “Accounts and notes receivable, net.” See Note 7 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(12) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	December 31, 2023	January 1, 2023
Class A-2 Notes:
4.236% Series 2022-1 Class A-2-I Notes, anticipated repayment date 2029	$98,500	$99,500
4.535% Series 2022-1 Class A-2-II Notes, anticipated repayment date 2032	390,134	398,000
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	423,269	443,250
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	633,530	640,250
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	357,673	364,000
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	403,123	409,500
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	441,099	451,250
7% debentures, due in 2025	48,237	86,369
Unamortized debt issuance costs	(33,501)	(40,673)
	2,762,064	2,851,446
Less amounts payable within one year	(29,250)	(29,250)
Total long-term debt	$2,732,814	$2,822,196

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, as of December 31, 2023 were as follows:

Fiscal Year
2024	$29,250
2025	78,820
2026	374,923
2027	25,250
2028	442,599
Thereafter	1,846,056
$2,796,898

Senior Notes

Wendy’s Funding, LLC (“Wendy’s Funding”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. As of December 31, 2023, the Master Issuer has issued the following outstanding series of fixed rate senior secured notes: (i) 2022-1 Class A-2-I with an initial principal amount of $100,000; (ii) 2022-1 Class A-2-II with an initial principal amount of $400,000 (collectively, the 2022-1 Class A-2-I Notes and the 2022-1 Class A-2-II Notes are referred to herein as the “2022-1 Class A-2 Notes”); (iii) 2021-1 Class A-2-I with an initial principal amount of $450,000; (iv) 2021-1 Class A-2-II with an initial principal amount of $650,000; (v) 2019-1 Class A-2-I with an initial principal amount of $400,000; (vi) 2019-1 Class A-2-II with an initial principal amount of $450,000; and (vii) 2018-1 Class A-2-II with an initial principal amount of $475,000 (collectively, the notes described in (i) to (vii) are referred to herein as the “Class A-2 Notes”). During the year ended December 31, 2023, the Company repurchased $29,171 in principal of its Class A-2 Notes for $24,935. As a result, the Company recognized a gain on early extinguishment of debt of $3,914 for the year ended December 31, 2023.

In connection with the issuance of the 2021-1 Class A-2-I and 2021-1 Class A-2-II Notes, the Master Issuer also entered into a revolving financing facility of 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “2021-1 Class A-1 Notes”), which allows for the drawing of up to $300,000 on a revolving basis using various credit instruments, including a letter of credit facility. As of December 31, 2023, the Company had no outstanding borrowings under the 2021-1 Class A-1 Notes.

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

The 2021-1 Class A-1 Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) SOFR for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the purchase agreement for the 2021-1 Class A-1 Notes. There is a commitment fee on the unused portions of the 2021-1 Class A-1 Notes, which ranges from 0.40% to 0.75% based on utilization. As of December 31, 2023, $28,627 of letters of credit were outstanding against the 2021-1 Class A-1 Notes, which relate primarily to interest reserves required under the Indenture.

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

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the noteholders, and are restricted in their use. As of December 31, 2023 and January 1, 2023, Wendy’s Funding had restricted cash of $35,483 and $34,850, respectively, which primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Class A-2 Notes.

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

Refinancing Transactions

In June 2021, the Master Issuer completed a refinancing transaction under which the Master Issuer issued the Series 2021-1 Class A-2-I Notes and the Series 2021-1 Class A-2-II Notes. A portion of the net proceeds from the sale of the Series 2021-1 Class A-2 Notes were used to repay in full the Master Issuer’s outstanding Series 2015-1 Class A-2-III Notes and Series 2018-1 Class A-2-I Notes, including the payment of prepayment and transaction costs. As a result of the refinancing, the Company recorded a loss on early extinguishment of debt of $17,917 during 2021, which was comprised of a specified make-whole payment of $9,632 and the write-off of certain unamortized deferred financing costs of $8,285. As part of the June 2021 refinancing transaction, the Master Issuer also issued the 2021-1 Class A-1 Notes. The Series 2021-1 Class A-1 Notes replaced the 2019-1 Class A-1 Notes and 2020-1 Class A-1 Notes, which were canceled on the closing date, and the letters of credit outstanding against the Series 2019-1 Class A-1 Notes were transferred to the Series 2021-1 Class A-1 Notes.

Debt Issuance Costs

During 2022 and 2021, the Company incurred debt issuance costs of $10,232 and $20,873 in connection with the issuance of the 2022-1 Class A-2 Notes and the June 2021 refinancing transaction. The debt issuance costs are being amortized to “Interest expense, net” through the anticipated repayment dates of the Class A-2 Notes utilizing the effective interest rate method. As of December 31, 2023, the effective interest rates, including the amortization of debt issuance costs, were 4.0%, 4.0%, 4.2%, 2.5%, 2.9%, 4.7% and 4.7% for the Series 2018-1 Class A-2-II Notes, Series 2019-1 Class A-2-I Notes, Series 2019-1 Class A-2-II Notes, Series 2021-1 Class A-2-I Notes, Series 2021-1 Class A-2-II Notes, Series 2022-1 Class A-2-I Notes and Series 2022-1 Class A-2-II Notes, respectively.

Other Long-Term Debt

Wendy’s 7% debentures are unsecured and were reduced to fair value in connection with the Wendy’s Merger based on their outstanding principal of $100,000 and an effective interest rate of 8.6%. The fair value adjustment is being accreted and the related charge included in “Interest expense, net” until the debentures mature. These debentures contain covenants that restrict the incurrence of indebtedness secured by liens and certain finance lease transactions. In December 2019, Wendy’s repurchased $10,000 in principal of its 7% debentures for $10,550, including a premium of $500 and transaction fees of $50. During 2023, Wendy’s repurchased $40,430 in principal of its 7% debentures for $40,517. As a result, the Company recognized a loss on early extinguishment of debt of $1,631 during 2023.

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6,000, which bears interest at the Bank of Montreal Prime Rate. Borrowings under the facility are guaranteed by Wendy’s. In March 2020, the Company drew down C$5,500 under the revolving credit facility, which the Company fully repaid through repayments of C$3,000 in the fourth quarter of 2020 and C$2,500 in the first quarter of 2021. As of December 31, 2023, the Company had no outstanding borrowings under the Canadian revolving credit facility.

Wendy’s U.S. advertising fund has a revolving line of credit of $15,000, which was established to support the Company’s advertising fund operations and bears interest at SOFR plus 2.25%. Borrowings under the line of credit are guaranteed by Wendy’s. As of December 31, 2023, the Company had no outstanding borrowings under the advertising fund revolving line of credit.

Interest Expense

Interest expense on the Company’s long-term debt was $112,659, $110,751 and $98,356 during 2023, 2022 and 2021, respectively, which was recorded to “Interest expense, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Pledged Assets

The following is a summary of the Company’s assets pledged as collateral for certain debt:

Year End
December 31, 2023
Cash and cash equivalents	$35,532
Restricted cash and other assets	35,488
Accounts and notes receivable, net	46,114
Inventories	5,760
Properties	78,932
Other intangible assets	994,350
$1,196,176

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	Year End
	December 31, 2023		January 1, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$365,901	$365,901	$560,682	$560,682	Level 1
Other investments in equity securities (a)	1,718	1,718	12,107	12,107	Level 2

Financial liabilities (b)
Series 2022-1 Class A-2-I Notes	98,500	92,289	99,500	89,401	Level 2
Series 2022-1 Class A-2-II Notes	390,134	370,577	398,000	349,444	Level 2
Series 2021-1 Class A-2-I Notes	423,269	362,572	443,250	357,304	Level 2
Series 2021-1 Class A-2-II Notes	633,530	530,581	640,250	499,011	Level 2
Series 2019-1 Class A-2-I Notes	357,673	341,606	364,000	334,334	Level 2
Series 2019-1 Class A-2-II Notes	403,123	374,058	409,500	361,875	Level 2
Series 2018-1 Class A-2-II Notes	441,099	412,754	451,250	405,809	Level 2
7% debentures, due in 2025	48,237	49,431	86,369	92,367	Level 2
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

		Fair Value Measurements			2023 Total Losses
	December 31, 2023	Level 1	Level 2	Level 3
Held and used	$1,212	$—	$—	$1,212	$1,316
Held for sale	1,044	—	—	1,044	85
Total	$2,256	$—	$—	$2,256	$1,401

		Fair Value Measurements			2022 Total Losses
	January 1, 2023	Level 1	Level 2	Level 3
Held and used	$4,590	$—	$—	$4,590	$5,727
Held for sale	1,314	—	—	1,314	693
Total	$5,904	$—	$—	$5,904	$6,420

(14) Income Taxes

Income before income taxes is set forth below:

	Year Ended
	2023	2022	2021
Domestic	$264,423	$231,862	$228,756
Foreign (a)	14,995	11,643	11,822
	$279,418	$243,505	$240,578
_______________

(a)Excludes foreign income of domestic subsidiaries.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The (provision for) benefit from income taxes is set forth below:

	Year Ended
	2023	2022	2021
Current:
U.S. federal	$(50,435)	$(43,141)	$(38,416)
State	(13,730)	(9,152)	(7,039)
Foreign	(11,620)	(9,537)	(8,512)
Current tax provision	(75,785)	(61,830)	(53,967)
Deferred:
U.S. federal	2,163	(3,868)	(52)
State	564	(2,629)	15,993
Foreign	(1,920)	2,192	(2,160)
Deferred tax benefit (provision)	807	(4,305)	13,781
Income tax provision	$(74,978)	$(66,135)	$(40,186)

Deferred tax assets (liabilities) are set forth below:

	Year End
	December 31, 2023	January 1, 2023
Deferred tax assets:
Operating and finance lease liabilities	$339,655	$355,653
Net operating loss and credit carryforwards	58,170	58,030
Deferred revenue	23,848	23,617
Unfavorable leases	17,104	19,085
Accrued compensation and related benefits	15,786	14,577
Accrued expenses and reserves	6,802	7,012
Other	11,243	8,275
Valuation allowances	(39,346)	(35,680)
Total deferred tax assets	433,262	450,569
Deferred tax liabilities:
Operating and finance lease assets	(310,011)	(326,646)
Intangible assets	(290,782)	(285,688)
Fixed assets	(62,673)	(66,830)
Other	(40,149)	(41,826)
Total deferred tax liabilities	(703,615)	(720,990)
	$(270,353)	$(270,421)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The amounts and expiration dates of net operating loss and tax credit carryforwards are as follows:

	Amount	Expiration
Tax credit carryforwards:
U.S. federal foreign tax credits	$17,111	2027-2033
Foreign tax credits of non-U.S. subsidiaries	3,973	Indefinite
Total	$21,084

Net operating loss carryforwards (pre-tax):
State and local net operating loss carryforwards	$744,363	2024-2035
State and local net operating loss carryforwards	219,652	Indefinite
Foreign net operating loss carryforwards	11,609	Indefinite
Total	$975,624

The Company’s valuation allowances of $39,346 and $35,680 as of December 31, 2023 and January 1, 2023, respectively, relate primarily to foreign and state tax credit and net operating loss carryforwards. Valuation allowances increased $3,666 during 2023 and decreased $2,597 and $11,691 during 2022 and 2021, respectively. The relative presence of Company-operated restaurants in various states impacts expected future state taxable income available to utilize state net operating loss carryforwards.

The current portion of refundable income taxes was $5,284 and $3,236 as of December 31, 2023 and January 1, 2023, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of December 31, 2023 and January 1, 2023.

The reconciliation of income tax computed at the U.S. federal statutory rate of 21% to reported income tax is set forth below:

	Year Ended
	2023	2022	2021
Income tax provision at the U.S. federal statutory rate	$(58,678)	$(51,136)	$(50,521)
State income tax provision, net of U.S. federal income tax effect	(11,400)	(11,616)	(6,256)
Prior years’ tax matters	(2,250)	2,290	1,820
Excess federal tax benefits from share-based compensation	845	402	7,160
Foreign and U.S. tax effects of foreign operations	1,799	(3,744)	(5)
Valuation allowances (a)	(3,533)	2,127	11,807
Non-deductible goodwill (b)	—	—	(947)
Tax credits	1,050	1,385	1,028
Non-deductible executive compensation	(2,863)	(3,154)	(3,810)
Unrepatriated earnings	(387)	(294)	(282)
Non-deductible expenses and other	439	(2,395)	(180)
	$(74,978)	$(66,135)	$(40,186)
_______________

(a)2021 primarily relates to a $12,606 benefit resulting from a change in state tax law.

(b)Related to the sale of the New York Company-operated restaurants (including Manhattan). See Note 4 for further information.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years through 2021 have been settled. The statute of limitations for the Company’s

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
state tax returns vary, but generally the Company’s state income tax returns from its 2018 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

Unrecognized Tax Benefits

As of December 31, 2023, the Company had unrecognized tax benefits of $16,719, which, if resolved favorably, would reduce income tax expense by $13,208. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year Ended
	2023	2022	2021
Beginning balance	$17,404	$18,849	$20,973
Additions:
Tax positions of current year	836	178	157
Reductions:
Tax positions of prior years	(690)	(662)	(2,015)
Settlements	(249)	(8)	(46)
Lapse of statute of limitations	(582)	(953)	(220)
Ending balance	$16,719	$17,404	$18,849

During 2024, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $220 due primarily to the lapse of statutes of limitations and expected settlements.

During 2023, 2022 and 2021, the Company recognized $134, $(30) and $138 of expense (income) for interest, respectively, and $37 of income in 2021 for penalties, related to uncertain tax positions. The Company has $979 and $943 accrued for interest related to uncertain tax positions as of December 31, 2023 and January 1, 2023, respectively.

(15) Stockholders’ Equity

Dividends

During 2023, 2022 and 2021, the Company paid dividends per share of $1.00, $.50 and $.43, respectively.

Treasury Stock

There were 470,424 shares of common stock issued at the beginning and end of 2023, 2022 and 2021. Treasury stock activity for 2023, 2022 and 2021 was as follows:

	Year Ended
	2023	2022	2021
Number of shares at beginning of year	257,323	254,575	246,156
Repurchases of common stock	9,107	3,474	11,487
Common shares issued:
Stock options, net	(989)	(353)	(2,657)
Restricted stock, net	(322)	(264)	(337)
Director fees	(22)	(22)	(17)
Other	(70)	(87)	(57)
Number of shares at end of year	265,027	257,323	254,575

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Repurchases of Common Stock

In January 2023, our Board of Directors authorized a repurchase program for up to $500,000 of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During 2023, the Company repurchased 9,107 shares under the January 2023 Authorization with an aggregate purchase price of $190,000, of which $573 was accrued as of December 31, 2023, and excluding excise tax of $1,744 and commissions of $127. As of December 31, 2023, the Company had $310,000 of availability remaining under the January 2023 Authorization.

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

In February 2020, our Board of Directors authorized a repurchase program for up to $100,000 of our common stock through February 28, 2021, when and if market conditions warranted and to the extent legally permissible (the “February 2020 Authorization”). In July 2020, the Company’s Board of Directors approved an extension of the February 2020 Authorization by one year, through February 28, 2022. In addition, during 2021, the Board of Directors approved increases totaling $200,000 to the February 2020 Authorization, resulting in an aggregate authorization of $300,000 that continued to expire on February 28, 2022. In November 2021, the Company entered into an accelerated share repurchase agreement (the “2021 ASR Agreement”) with a third-party financial institution to repurchase common stock as part of the February 2020 Authorization. Under the 2021 ASR Agreement, the Company paid the financial institution an initial purchase price of $125,000 in cash and received an initial delivery of 4,910 shares of common stock, representing an estimated 85% of the total shares expected to be delivered under the 2021 ASR Agreement. In February 2022, the Company completed the 2021 ASR Agreement and received an additional 715 shares of common stock. The total number of shares of common stock ultimately purchased by the Company under the 2021 ASR Agreement was based on the average of the daily volume-weighted average prices of the common stock during the term of the 2021 ASR Agreement, less an agreed upon discount. In total, 5,625 shares were delivered under the 2021 ASR Agreement at an average purchase price of $22.22 per share.

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

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout 2023, 2022 and 2021.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Year Ended
	2023	2022	2021
Balance at beginning of period	$(64,176)	$(48,200)	$(49,641)
Foreign currency translation	5,801	(15,976)	1,441
Balance at end of period	$(58,375)	$(64,176)	$(48,200)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(16) Share-Based Compensation

The Company has the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance compensation awards to current or prospective employees, directors, officers, consultants or advisors. During 2020, the Company’s Board of Directors and its stockholders approved the adoption of the 2020 Omnibus Award Plan (the “2020 Plan”) for the issuance of equity instruments as described above. The Company’s previous 2010 Omnibus Award Plan (as amended, the “2010 Plan”) expired in accordance with its terms in 2020. All equity grants in 2023, 2022, and 2021 were issued from the 2020 Plan. The 2020 Plan is currently the only equity plan from which future equity awards may be granted, but outstanding awards granted under the 2010 Plan will continue to be governed by the terms of the 2010 Plan. As of December 31, 2023, there were approximately 14,850 shares of common stock available for future grants under the 2020 Plan. During the periods presented in the consolidated financial statements, the Company settled all exercises of stock options and vesting of restricted shares, including performance shares, with treasury shares.

Stock Options

The Company grants stock options that have maximum contractual terms of 10 years and vest ratably over three years. The exercise price of options granted is equal to the market price of the Company’s common stock on the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes Model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

The following table summarizes stock option activity during 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at January 1, 2023	10,890	$19.00
Granted	1,089	21.53
Exercised	(1,104)	15.27
Forfeited and/or expired	(385)	22.01
Outstanding at December 31, 2023	10,490	$19.55	5.78	$14,801
Vested or expected to vest at December 31, 2023	10,414	$19.53	5.76	$14,801
Exercisable at December 31, 2023	8,153	$18.89	4.89	$14,801

The total intrinsic value of options exercised during 2023, 2022 and 2021 was $7,230, $2,979 and $39,522, respectively. The weighted average grant date fair value of stock options granted during 2023, 2022 and 2021 was $5.35, $6.33 and $6.33, respectively.

The weighted average grant date fair value of stock options was determined using the following assumptions:

	2023	2022	2021
Risk-free interest rate	4.31%	3.00%	0.70%
Expected option life in years	5.01	4.75	4.50
Expected volatility	36.79%	37.82%	38.00%
Expected dividend yield	4.64%	2.34%	2.03%

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

Restricted Shares

The Company grants RSUs, which primarily vest ratably over three years or cliff vest after three years. The Company also grants RSAs to non-employee directors, which primarily cliff vest after one year. For the purposes of our disclosures, the term “Restricted Shares” applies to RSUs and RSAs collectively unless otherwise noted. The fair value of Restricted Shares granted is determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document.

The following table summarizes activity of Restricted Shares during 2023:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	1,186	$20.03
Granted	652	21.70
Vested	(370)	20.93
Forfeited	(96)	22.11
Non-vested at December 31, 2023	1,372	$20.42

The total fair value of Restricted Shares that vested in 2023, 2022 and 2021 was $8,224, $5,564 and $7,048, respectively.

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

The fair values of the performance condition awards granted in 2023, 2022 and 2021 were determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal.

The fair value of market condition awards granted in 2023, 2022 and 2021 were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the trading price of our common stock on the date of grant.

The input variables are noted in the table below:

	2023	2022	2021
Risk-free interest rate	4.31%	1.71%	0.20%
Expected life in years	3.00	3.00	3.00
Expected volatility	34.95%	52.33%	49.47%
Expected dividend yield (a)	0.00%	0.00%	0.00%
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

The following table summarizes activity of performance shares at Target during 2023:

	Performance Condition Awards		Market Condition Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	584	$21.67	462	$27.38
Granted	191	22.89	159	27.46
Dividend equivalent units issued (a)	28	—	23	—
Vested	(96)	23.37	(97)	30.31
Forfeited	(99)	22.44	(53)	28.47
Non-vested at December 31, 2023	608	$21.66	494	$26.68
_______________

(a)Dividend equivalent units are issued in lieu of cash dividends for non-vested performance shares. There is no weighted average fair value associated with dividend equivalent units.

The total fair value of performance condition awards that vested in 2023, 2022 and 2021 was $2,105, $1,712 and $1,784, respectively. The total fair value of market condition awards that vested in 2023, 2022 and 2021 was $2,138, $2,253 and $3,498, respectively.

Share-Based Compensation

Total share-based compensation and the related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

	Year Ended
	2023	2022	2021
Stock options	$7,687	$9,072	$9,256
Restricted shares	9,503	7,106	6,677
Performance shares:
Performance condition awards	2,524	4,431	2,861
Market condition awards	4,033	3,929	3,225
Share-based compensation	23,747	24,538	22,019
Less: Income tax benefit	(3,207)	(3,043)	(2,790)
Share-based compensation, net of income tax benefit	$20,540	$21,495	$19,229

As of December 31, 2023, there was $27,245 of total unrecognized share-based compensation, which will be recognized over a weighted average amortization period of 1.56 years.

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

	Year Ended
	2023	2022	2021
Company-operated restaurants	$1,316	$5,485	$1,862
Restaurants leased or subleased to franchisees	—	242	189
Surplus properties	85	693	200
	$1,401	$6,420	$2,251

(18) Retirement Benefit Plans

401(k) Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for employees who meet certain minimum requirements and elect to participate. The 401(k) Plan permits employees to contribute up to 75% of their compensation, subject to certain limitations, and provides for matching employee contributions up to 4% of compensation and for discretionary profit sharing contributions. In connection with the matching contributions, the Company recognized compensation expense of $5,947, $5,929 and $4,583 in 2023, 2022 and 2021, respectively.

Deferred Compensation Plan

The Company has a non-qualified, unfunded deferred compensation plan for management and highly compensated employees, whereby participants may defer all or a portion of their base compensation and certain incentive awards on a pre-tax basis. The Company credits the amounts deferred with earnings based on the investment options selected by the participants. The Company may also make discretionary contributions to the plan. The total of participant deferrals was $1,959 and $1,435 at December 31, 2023 and January 1, 2023, respectively, which are included in “Other liabilities.”

(19) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. At December 31, 2023, Wendy’s and its franchisees operated 7,240 Wendy’s restaurants. Of the 415 Company-operated Wendy’s restaurants, Wendy’s owned the land and building for 158 restaurants, owned the building and held long-term land leases for 145 restaurants and held leases covering the land and building for 112 restaurants. Wendy’s also owned 488 and leased 1,179 properties that were either leased or subleased principally to franchisees. The Company also leases restaurant, office and transportation equipment.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Company as Lessee

The components of lease cost for 2023, 2022 and 2021 are as follows:

	Year Ended
	2023	2022	2021
Finance lease cost:
Amortization of finance lease assets	$16,061	$15,440	$13,992
Interest on finance lease liabilities	42,624	42,918	41,419
	58,685	58,358	55,411
Operating lease cost	85,138	86,050	89,283
Variable lease cost (a)	66,859	64,473	63,853
Short-term lease cost	5,864	5,439	5,102
Total operating lease cost (b)	157,861	155,962	158,238
Total lease cost	$216,546	$214,320	$213,649
_______________

(a)Includes expenses for executory costs of $39,456, $38,749, and $39,646 for 2023, 2022 and 2021, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $125,180, $123,924 and $132,158 for 2023, 2022 and 2021, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $30,538, $29,648 and $23,558 for 2023, 2022 and 2021, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

The following table includes supplemental cash flow and non-cash information related to leases:

	Year Ended
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$42,624	$42,979	$42,277
Operating cash flows from operating leases	86,972	88,372	91,930
Financing cash flows from finance leases	21,588	17,312	13,640
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	20,243	34,478	82,032
Operating lease liabilities	12,659	24,742	58,770

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table includes supplemental information related to leases:

	Year End
	December 31, 2023	January 1, 2023
Weighted-average remaining lease term (years):
Finance leases	14.3	15.1
Operating leases	12.6	13.7

Weighted average discount rate:
Finance leases	8.52%	8.66%
Operating leases	4.93%	4.90%

Supplemental balance sheet information:
Finance lease assets, gross	$318,951	$310,686
Accumulated amortization	(90,015)	(76,116)
Finance lease assets	228,936	234,570
Operating lease assets	705,615	754,498

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of December 31, 2023:

	Finance Leases		Operating Leases
Fiscal Year	Company-Operated	Franchise and Other	Company-Operated	Franchise and Other
2024	$6,904	$55,492	$22,052	$64,636
2025	7,104	56,121	22,048	64,432
2026	7,249	57,817	22,500	63,967
2027	7,293	58,702	22,439	63,678
2028	7,350	59,919	22,223	63,869
Thereafter	78,045	563,716	169,965	469,484
Total minimum payments	$113,945	$851,767	$281,227	$790,066
Less interest	(36,660)	(340,035)	(71,529)	(211,071)
Present value of minimum lease payments (a) (b)	$77,285	$511,732	$209,698	$578,995
_______________

(a)The present value of minimum finance lease payments of $20,250 and $568,767 are included in “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively.

(b)The present value of minimum operating lease payments of $49,353 and $739,340 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessor

The components of lease income for 2023, 2022 and 2021 are as follows:

	Year Ended
	2023	2022	2021
Sales-type and direct-financing leases:
Selling profit	$2,466	$2,981	$4,244
Interest income (a)	31,412	31,298	30,648

Operating lease income	163,927	170,633	173,442
Variable lease income	66,241	63,832	63,213
Franchise rental income (b)	$230,168	$234,465	$236,655
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $170,112, $175,053 and $174,327 recognized during 2023, 2022 and 2021, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $39,350, $38,733 and $39,650 for 2023, 2022 and 2021, respectively.

The following table illustrates the Company’s future minimum rental receipts for non-cancelable leases and subleases as of December 31, 2023:

	Sales-Type and Direct Financing Leases		Operating Leases
Fiscal Year	Subleases	Owned Properties	Subleases	Owned Properties
2024	$38,890	$2,087	$106,470	$54,946
2025	37,826	2,194	106,616	55,549
2026	39,136	2,364	106,840	57,308
2027	39,719	2,244	107,263	56,954
2028	40,684	1,999	107,652	56,741
Thereafter	399,480	25,730	783,633	542,967
Total future minimum receipts	595,735	36,618	$1,318,474	$824,465
Unearned interest income	(288,461)	(19,449)
Net investment in sales-type and direct financing leases (a)	$307,274	$17,169
_______________

(a)The present value of minimum sales-type and direct financing rental receipts of $10,779 and $313,664 are included in “Accounts and notes receivable, net” and “Net investment in sales-type and direct financing leases,” respectively. The present value of minimum sales-type and direct financing rental receipts includes a net investment in unguaranteed residual assets of $590.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	Year End
	December 31, 2023	January 1, 2023
Land	$260,125	$260,650
Buildings and improvements	296,242	291,659
Restaurant equipment	1,701	1,701
	558,068	554,010
Accumulated depreciation and amortization	(198,429)	(187,269)
	$359,639	$366,741

(20) Supplemental Cash Flow Information

The following table includes supplemental cash flow information for 2023, 2022 and 2021:

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Long-term debt-related activities, net:
(Gain) loss on early extinguishment of debt	$(2,283)	$—	$17,917
Accretion of long-term debt	755	1,194	1,177
Amortization of deferred financing costs	6,848	6,568	5,664
	$5,320	$7,762	$24,758
Cash paid for:
Interest	$146,878	$144,418	$133,284
Income taxes, net of refunds	75,190	47,769	54,779

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$9,088	$14,468	$6,158
Finance leases	20,243	34,478	82,032

The following table includes a reconciliation of cash, cash equivalents and restricted cash for 2023, 2022 and 2021:

	December 31, 2023	January 1, 2023	January 2, 2022
Cash and cash equivalents	$516,037	$745,889	$249,438
Restricted cash	35,848	35,203	27,535
Restricted cash, included in Advertising funds restricted assets	36,931	50,709	89,993
Total cash, cash equivalents and restricted cash	$588,816	$831,801	$366,966

Franchise Development Fund

In August 2021, the Company announced the creation of a strategic build to suit development fund to drive additional new restaurant growth. Capital expenditures related to the fund are included in “Franchise development fund” in the consolidated statements of cash flows.

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

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $98,148 as of December 31, 2023. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of December 31, 2023. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of December 31, 2023.

Insurance

Wendy’s is self-insured for most workers’ compensation losses and purchases insurance for general liability and automotive liability losses, all subject to a $500 per occurrence retention or deductible limit. Wendy’s determines its liability for claims incurred but not reported for the insurance liabilities on an actuarial basis. As of December 31, 2023, the Company had $17,157 recorded for these insurance liabilities. Wendy’s is self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations and determines its liability for health care claims incurred but not reported based on historical claims runoff data. As of December 31, 2023, the Company had $3,089 recorded for these health care insurance liabilities.

Letters of Credit

As of December 31, 2023, the Company had outstanding letters of credit with various parties totaling $28,847. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Class A-1 Notes. See Note 12 for further information. We do not expect any material loss to result from these letters of credit.

Purchase and Capital Commitments

Beverage Agreement

The Company has an agreement with a beverage vendor, which provides fountain beverage products and certain marketing support funding to the Company and its franchisees. This agreement requires minimum purchases of certain fountain beverages (“Fountain Beverages”) by the Company and its franchisees at agreed upon prices until the total contractual gallon volume usage is reached. This agreement also provides for an annual advance to be paid to the Company based on the vendor’s expectation of the Company’s annual Fountain Beverages usage, which is amortized over actual usage during the year. In January 2019, the Company amended its contract with the beverage vendor, which now expires at the later of reaching a minimum usage requirement or December 31, 2025. Beverage purchases made by the Company under this agreement during 2023, 2022 and 2021 were $11,893, $10,545 and $9,709, respectively. The Company estimates future annual purchases to be approximately $12,400 in 2024 and $12,700 in 2025 based on current pricing and the expected ratio of usage at Company-

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
operated restaurants to franchised restaurants. As of December 31, 2023, $3,906 was due to the beverage vendor and is included in “Accounts payable,” principally for annual estimated payments that exceeded usage under this agreement.

Marketing Agreement

The Company has an agreement with two national broadcasters that grants the Company certain marketing and media rights. Costs incurred by the Company under this agreement were approximately $16,000, $12,000 and $15,000 in 2023, 2022, and 2021, respectively, which are included in “Advertising funds expense.” The Company’s unconditional purchase obligations under the agreement are approximately $16,300 in 2024 and $12,700 in 2025.

(22) Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties:

	Year Ended
	2023	2022	2021
Transactions with QSCC:
Wendy’s Co-op (a)	$363	$427	$279
Rental receipts (b)	231	198	217
TimWen lease and management fee payments, net (c)	$20,653	$19,694	$18,687
Transactions with Yellow Cab (d)	$14,757	$13,404	$9,869
Transactions with AMC (e)	$2,366	$—	$—
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

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $363, $427 and $279 in 2023, 2022 and 2021, respectively, which are included as a reduction of “Cost of sales.”

(b)Pursuant to a lease agreement, Wendy’s leased 14,493 square feet of office space to QSCC for an annual base rent of $217. The lease was amended in June 2021 to increase both the leased square footage to 18,774 and the annual base rent to $250 beginning in 2023, subject to annual increases, and to extend the lease term through January 31, 2027. The Company received lease payments from QSCC of $231, $198 and $217 during 2023, 2022 and 2021, respectively, which has been recorded to “Franchise rental income.”

TimWen Lease and Management Fee Payments

(c)A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $20,894, $19,927 and $18,906 under these lease agreements during 2023, 2022 and 2021, respectively, which has been recorded to “Franchise rental expense.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $241, $233 and $219 during 2023, 2022 and 2021, respectively, which has been included as a reduction to “General and administrative.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Transactions with Yellow Cab

(d)Certain family members and affiliates of Mr. Nelson Peltz, our Chairman, and Mr. Peter May, our Senior Vice Chairman, as well as Mr. Matthew Peltz, our Vice Chairman, hold indirect, minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”) and operating companies managed by Yellow Cab, a Wendy’s franchisee, that as of December 31, 2023 owned and operated 83 Wendy’s restaurants (including 54 restaurants acquired from NPC during the first quarter of 2021). During 2023, 2022 and 2021, the Company recognized $14,757, $13,404 and $9,869, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. As of December 31, 2023 and January 1, 2023, $1,153 and $1,125, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

Transactions with AMC

(e)In February 2023, Ms. Kristin Dolan, a director of the Company, was appointed as Chief Executive Officer of AMC Networks Inc. (“AMC”). During 2023, the Company purchased approximately $2,366 of advertising time from a subsidiary of AMC. The Company’s advertising spend with AMC was made in the ordinary course of business and approved on an arm’s-length basis, consistent with the Company’s comparable advertising decisions. As of December 31, 2023, approximately $584 was due to AMC for advertising time, which is included in “Advertising funds restricted liabilities.”

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

(24) Advertising Costs and Funds

We maintain the Advertising Funds established to collect and administer funds contributed for use in advertising and promotional programs. Contributions to the Advertising Funds are required from both Company-operated and franchised restaurants and are based on a percentage of restaurant sales. In addition to the contributions to the Advertising Funds, Company-operated and franchised restaurants make additional contributions to other local and regional advertising programs.

Restricted assets and liabilities of the Advertising Funds at December 31, 2023 and January 1, 2023 are as follows:

	Year End
	December 31, 2023	January 1, 2023
Cash and cash equivalents	$36,931	$50,709
Accounts receivable, net	76,838	70,422
Other assets	3,986	5,542
Advertising funds restricted assets	$117,755	$126,673

Accounts payable	$101,796	$115,339
Accrued expenses and other current liabilities	18,762	16,968
Advertising funds restricted liabilities	$120,558	$132,307

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Advertising expenses included in “Cost of sales” totaled $38,837, $37,418 and $31,617 in 2023, 2022 and 2021, respectively.

(25) Geographic Information

The table below presents revenues and properties information by geographic area:

	U.S.	International	Total
2023
Revenues	$2,007,727	$173,851	$2,181,578
Properties	830,492	60,588	891,080

2022
Revenues	$1,946,005	$149,500	$2,095,505
Properties	841,143	54,635	895,778

2021
Revenues	$1,771,997	$125,001	$1,896,998
Properties	856,841	50,026	906,867

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

Revenues by segment are as follows:

	Year Ended
	2023	2022	2021
Wendy’s U.S.	$1,815,845	$1,750,242	$1,567,496
Wendy’s International	130,548	106,705	86,369
Global Real Estate & Development	235,185	238,558	243,133
Total revenues	$2,181,578	$2,095,505	$1,896,998

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Year Ended
	2023	2022	2021
Wendy’s U.S. (a)	$528,352	$480,498	$450,117
Wendy’s International (b)	35,704	30,432	27,386
Global Real Estate & Development	103,484	108,700	106,113
Total segment profit	667,540	619,630	583,616
Unallocated franchise support and other costs	(831)	(742)	(753)
Advertising funds surplus (deficit)	4,344	(8,325)	2,770
Unallocated general and administrative (c)	(132,344)	(130,103)	(116,273)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(135,789)	(133,414)	(125,540)
Amortization of cloud computing arrangements	(12,778)	(2,394)	—
System optimization gains, net	880	6,779	33,545
Reorganization and realignment costs	(9,200)	(698)	(8,548)
Impairment of long-lived assets	(1,401)	(6,420)	(2,251)
Unallocated other operating income, net	1,563	9,001	394
Interest expense, net	(124,061)	(122,319)	(109,185)
Gain (loss) on early extinguishment of debt	2,283	—	(17,917)
Investment (loss) income, net	(10,358)	2,107	39
Other income, net	29,570	10,403	681
Income before income taxes	$279,418	$243,505	$240,578
_______________

(a)Wendy’s U.S. includes advertising funds expense of $11,000 and $25,000 for 2022 and 2021, respectively, related to the Company funding of incremental advertising.

(b)Wendy’s International includes advertising fund expense of $2,401 and $4,116 for 2023 and 2022, respectively, related to the Company’s funding of incremental advertising. In addition, Wendy’s International includes other international-related advertising deficit of $950 and $1,099 for 2023 and 2022, respectively.

(c)Includes corporate overhead costs, such as employee compensation and related benefits.

Net income of our TimWen equity method investment is included in segment profit for the Global Real Estate & Development segment and totaled $10,819, $9,422 and $11,203 during 2023, 2022 and 2021, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2023. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of December 31, 2023. The assessment was performed using the criteria for effective internal control reflected in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for the Company, the management of the Company believes that as of December 31, 2023, internal control over financial reporting of the Company was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated February 26, 2024 on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Wendy’s Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Wendy’s Company and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 26, 2024

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, the following officers and directors (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) of the Company took the following actions regarding trading arrangements with respect to our securities:

On December 6, 2023, Gunther Plosch, the Company’s Chief Financial Officer, adopted a trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) (the “10b5-1 Plan”). Between March 6, 2024 and February 28, 2025, the 10b5-1 Plan allows for (i) the potential sale of approximately 49,000 shares of the Company’s common stock and (ii) the potential exercise of stock options and the associated sale of up to 606,118 shares of the Company’s common stock. The 10b5-1 Plan will expire on February 28, 2025, or upon the earlier completion of all authorized transactions under the plan.

Departure of Executive Officer

On February 20, 2024, Kevin Vasconi, the Company’s Chief Information Officer, informed the Company of his intention to resign from the Company. Under the terms of his employment letter, because Mr. Vasconi provided notice of his intention to resign within 30 days of being required to report directly to an individual other than the Company’s former President and Chief Executive Officer, his resignation will be treated as a termination by the Company without “cause” for purposes of the Company’s Executive Severance Pay Policy. The Company and Mr. Vasconi have entered into an amendment to his employment letter pursuant to which the parties mutually agreed that Mr. Vasconi will remain with the Company as Executive Advisor to the President and CEO through May 31, 2024 to support an orderly transition of his duties. As noted above, Mr. Vasconi will be entitled to receive compensation and benefits consistent with a termination without “cause” as previously described in the “Employment Arrangements and Potential Payments Upon Termination or Change in Control” section of the Company’s definitive proxy statement on Schedule 14A for its 2023 annual meeting of stockholders filed with the Securities and Exchange Commission on March 30, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

The information required by Items 10 (Directors, Executive Officer and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence) and 14 (Principal Accountant Fees and Services) will be furnished on or prior to April 29, 2024 (and is hereby incorporated by reference) by an amendment hereto or pursuant to a definitive proxy statement involving the election of directors pursuant to Regulation 14A that will contain such information. Notwithstanding the foregoing, information appearing in the sections “Compensation Committee Report” and “Audit Committee Report” shall not be deemed to be incorporated by reference in this Form 10-K.

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

4.6	Description of Securities of the Registrant, incorporated herein by reference to Exhibit 4.13 of The Wendy’s Company Form 10-K for the fiscal year ended January 2, 2022 (SEC file no. 001-02207).
10.1	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).**
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

EXHIBIT NO.	DESCRIPTION
10.5
Form of Restricted Stock Unit Award Agreement under The Wendy’s Company 2010 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-K for the fiscal year ended December 29, 2019 (SEC file no. 001-02207).**

10.6	The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**
10.7
Form of Non-Employee Director Restricted Stock Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**

10.8
Form of Long-Term Performance Unit Award Agreement for 2021 under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended April 4, 2021 (SEC file no. 001-02207).**

10.9
Form of Long-Term Performance Unit Award Agreement for 2022 under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended April 3, 2022 (SEC file no. 001-02207).**

10.10
Amendment to Awards Issued by The Wendy’s Company Under Various Equity Plans, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on August 9, 2023 (SEC file no. 001-02207).**

10.11
Form of Nonqualified Stock Option Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on August 9, 2023 (SEC file no. 001-02207).**

10.12
Form of Restricted Stock Unit Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan (Ratable Vesting), incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Current Report on Form 8-K filed on August 9, 2023 (SEC file no. 001-02207).**

10.13
Form of Restricted Stock Unit Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan (Cliff Vesting), incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Current Report on Form 8-K filed on August 9, 2023 (SEC file no. 001-02207).**

10.14
Form of Long-Term Performance Unit Award Agreement for 2023 under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Current Report on Form 8-K filed on August 9, 2023 (SEC file no. 001-02207).**

10.15
Wendy’s International, LLC Executive Severance Pay Policy, as amended February 16, 2023, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on January 18, 2024 (SEC file no. 001-02207).**

10.16
Wendy’s International, LLC Deferred Compensation Plan, effective as of January 1, 2017, incorporated herein by reference to Exhibit 10.34 to The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2017 (SEC file no. 001-02207).**

10.17
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.18
Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010, incorporated herein by reference to Exhibit 10.9 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.19
Amendment No. 2 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.20
Amendment No. 3 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.7 to The Wendy’s Company Form 10-Q for the quarter ended June 28, 2020 (SEC file no. 001-02207).**

10.21
2018-1 Class A-2 Note Purchase Agreement, dated as of December 6, 2017, by and among The Wendy’s Company, the subsidiaries of The Wendy’s Company party thereto and Guggenheim Securities, LLC and Citigroup Global Markets Inc., each acting on behalf of itself and as the representatives of the initial purchasers, incorporated herein by reference by Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on December 6, 2017 (SEC file no. 001-02207).

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

10.25
First Amendment to the Class A-1 Note Purchase Agreement, dated as of May 23, 2023, by and among Wendy’s Funding, LLC as Master Issuer, each of Quality Is Our Recipe, LLC, Wendy’s Properties, LLC and Wendy’s SPV Guarantor, LLC, as Guarantors, Wendy’s International, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Coöperatieve Rabobank, U.A., New York Branch, as L/C Provider, Swingline Lender and Administrative Agent, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended July 2, 2023 (SEC file no. 001-02207).

10.26
Second Amendment to the Class A-1 Note Purchase Agreement, dated as of September 22, 2023, by and among Wendy’s Funding, LLC as Master Issuer, each of Quality Is Our Recipe, LLC, Wendy’s Properties, LLC and Wendy’s SPV Guarantor, LLC, as Guarantors, Wendy’s International, LLC, as Manager, the conduit investors party thereto, the financial institutions party thereto, certain funding agents, and Coöperatieve Rabobank, U.A., New York Branch, as L/C Provider, Swingline Lender and Administrative Agent, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended October 1, 2023 (SEC file no. 001-02207).

10.27
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

10.28
Guarantee and Collateral Agreement, dated as of June 1, 2015, by and among Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.29
Management Agreement, dated as of June 1, 2015, by and among Wendy’s Funding, LLC, Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.30
Management Agreement Amendment, dated as of January 17, 2018, by and among Wendy’s Funding, LLC, as Master Issuer, certain subsidiaries of Wendy’s Funding, LLC party thereto, Wendy’s International, LLC, as Manager, and Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on January 17, 2018 (SEC file no. 001-02207).

10.31
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

10.32
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

10.33
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

10.34
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

EXHIBIT NO.	DESCRIPTION
10.36
Form of Guaranty Agreement dated as of March 23, 1999 among National Propane Corporation, Triarc Companies, Inc. and Nelson Peltz and Peter W. May, incorporated herein by reference to Exhibit 10.30 to Triarc’s Annual Report on Form 10-K for the fiscal year ended January 3, 1999 (SEC file no. 001-02207).

10.37
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Nelson Peltz, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.38
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Nelson Peltz., incorporated herein by reference to Exhibit 10.2 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.39
Separation Agreement, dated as of April 30, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.4 to Triarc’s Current Report on Form 8-K filed on April 30, 2007 (SEC file no. 001-02207).**

10.40
Letter Agreement dated as of December 28, 2007, between Triarc Companies, Inc. and Peter W. May, incorporated herein by reference to Exhibit 10.3 to Triarc’s Current Report on Form 8-K filed on January 4, 2008 (SEC file no. 001-02207).**

10.41
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).

10.42
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

10.43
Employment Letter between The Wendy’s Company and Todd Penegor dated as of May 8, 2013, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.44
Employment Letter between The Wendy’s Company and Liliana Esposito dated as of May 8, 2014, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.45
Employment Letter between The Wendy’s Company and Kurt Kane dated as of March 27, 2015, incorporated herein by reference to Exhibit 10.8 of The Wendy’s Company Form 10-Q for the quarter ended June 28, 2015 (SEC file no. 001-02207).**

10.46
Employment Letter between The Wendy’s Company and Gunther Plosch dated as of April 7, 2016, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended April 3, 2016 (SEC file no. 001-02207).**

10.47
Employment Letter between The Wendy’s Company and E. J. Wunsch dated as of September 6, 2016, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended October 2, 2016 (SEC file no. 001-02207).**

10.48
Employment Letter between The Wendy’s Company and J. Kevin Vasconi dated as of September 28, 2020, incorporated herein by reference to Exhibit 10.45 of The Wendy's Company Form 10-K for the fiscal year ended January 3, 2021 (SEC file no. 001-02207).**

10.49
Amendment to Employment Letter between The Wendy’s Company and J. Kevin Vasconi dated as of February 28, 2023, incorporated herein by reference to Exhibit 10.46 of The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2023. **

10.50	Amendment No. 2 to Employment Letter between The Wendy’s Company and J. Kevin Vasconi dated as of February 22, 2024.* **
10.51	Employment Letter between The Wendy’s Company and Kirk Tanner dated as of January 18, 2024.* **
10.52
Non-Compete and Confidentiality Agreement between The Wendy’s Company and Abigail Pringle dated as of October 27, 2020, incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company Form 10-Q for the quarter ended September 27, 2020 (SEC file no. 001-02207).**

10.53
Non-Compete and Confidentiality Agreement between The Wendy’s Company and M. Coley O’Brien dated as of October 27, 2020, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Form 10-Q for the quarter ended September 27, 2020 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.54
Non-Compete and Confidentiality Agreement between The Wendy’s Company and Leigh Burnside dated as of October 27, 2020, incorporated herein by reference to Exhibit 10.3 to The Wendy’s Company Form 10-Q for the quarter ended September 27, 2020 (SEC file no. 001-02207).**

10.55
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.56
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

10.57
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.58
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.59
Form of Indemnification Agreement of The Wendy’s Company, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

21.1	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	The Wendy’s Company Policy for Recoupment of Incentive Compensation.*
101
The following financial information from The Wendy’s Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

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

THE WENDY’S COMPANY (Registrant)
February 26, 2024	By: /s/ KIRK TANNER
Kirk Tanner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 26, 2024 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Titles
/s/ KIRK TANNER	President, Chief Executive Officer and Director
(Kirk Tanner)	(Principal Executive Officer)
/s/ GUNTHER PLOSCH	Chief Financial Officer
(Gunther Plosch)	(Principal Financial Officer)
/s/ SUZANNE M. THUERK	Chief Accounting Officer
(Suzanne M. Thuerk)	(Principal Accounting Officer)
/s/ NELSON PELTZ	Chairman and Director
(Nelson Peltz)
/s/ PETER W. MAY	Senior Vice Chairman and Director
(Peter W. May)
/s/ MATTHEW H. PELTZ	Vice Chairman and Director
(Matthew H. Peltz)
/s/ WENDY C. ARLIN	Director
(Wendy C. Arlin)
/s/ MICHELLE CARUSO-CABRERA	Director
(Michelle Caruso-Cabrera)
/s/ KRISTIN A. DOLAN	Director
(Kristin A. Dolan)
/s/ KENNETH W. GILBERT	Director
(Kenneth W. Gilbert)
/s/ RICHARD H. GOMEZ	Director
(Richard H. Gomez)
/s/ JOSEPH A. LEVATO	Director
(Joseph A. Levato)
/s/ MICHELLE J. MATHEWS-SPRADLIN	Director
(Michelle J. Mathews-Spradlin)
/s/ PETER H. ROTHSCHILD	Director
(Peter H. Rothschild)
/s/ ARTHUR B. WINKLEBLACK	Director
(Arthur B. Winkleblack)