Form 10-Q
period 2024-03-31
Wendy's Co
filed 2024-05-02
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

There were 205,133,491 shares of The Wendy’s Company common stock outstanding as of April 25, 2024.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$498,333	$516,037
Restricted cash	36,058	35,848
Accounts and notes receivable, net	125,546	121,683
Inventories	6,110	6,690
Prepaid expenses and other current assets	39,075	39,640
Advertising funds restricted assets	162,406	117,755
Total current assets	867,528	837,653
Properties	890,667	891,080
Finance lease assets	227,547	228,936
Operating lease assets	696,944	705,615
Goodwill	773,077	773,727
Other intangible assets	1,210,124	1,219,129
Investments	33,230	34,445
Net investment in sales-type and direct financing leases	306,908	313,664
Other assets	183,745	178,577
Total assets	$5,189,770	$5,182,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,250	$29,250
Current portion of finance lease liabilities	20,730	20,250
Current portion of operating lease liabilities	49,848	49,353
Accounts payable	26,175	27,370
Accrued expenses and other current liabilities	144,211	135,149
Advertising funds restricted liabilities	155,235	120,558
Total current liabilities	425,449	381,930
Long-term debt	2,727,371	2,732,814
Long-term finance lease liabilities	563,955	568,767
Long-term operating lease liabilities	729,086	739,340
Deferred income taxes	270,875	270,353
Deferred franchise fees	89,331	90,132
Other liabilities	90,049	89,711
Total liabilities	4,896,116	4,873,047
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 205,325 and 205,397 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,962,241	2,960,035
Retained earnings	400,465	409,863
Common stock held in treasury, at cost; 265,099 and 265,027 shares, respectively	(3,053,133)	(3,048,786)
Accumulated other comprehensive loss	(62,961)	(58,375)
Total stockholders’ equity	293,654	309,779
Total liabilities and stockholders’ equity	$5,189,770	$5,182,826

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 31, 2024	April 2, 2023
	(Unaudited)
Revenues:
Sales	$225,323	$227,949
Franchise royalty revenue and fees	146,500	141,677
Franchise rental income	57,986	57,807
Advertising funds revenue	104,944	101,374
	534,753	528,807
Costs and expenses:
Cost of sales	192,113	196,536
Franchise support and other costs	14,742	13,260
Franchise rental expense	31,778	30,629
Advertising funds expense	107,374	101,661
General and administrative	63,757	62,276
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	35,518	33,472
Amortization of cloud computing arrangements	3,542	1,582
System optimization losses (gains), net	127	(5)
Reorganization and realignment costs	5,673	6,808
Impairment of long-lived assets	2,006	376
Other operating income, net	(3,033)	(2,266)
	453,597	444,329
Operating profit	81,156	84,478
Interest expense, net	(30,535)	(31,705)
Loss on early extinguishment of debt	—	(1,266)
Investment loss, net	—	(3,562)
Other income, net	6,836	7,336
Income before income taxes	57,457	55,281
Provision for income taxes	(15,464)	(15,460)
Net income	$41,993	$39,821

Basic and diluted net income per share	$.20	$.19

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended
	March 31, 2024	April 2, 2023
	(Unaudited)
Net income	$41,993	$39,821
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,586)	158
Other comprehensive (loss) income	(4,586)	158
Comprehensive income	$37,407	$39,979

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 31, 2023	$47,042	$2,960,035	$409,863	$(3,048,786)	$(58,375)	$309,779
Net income	—	—	41,993	—	—	41,993
Other comprehensive loss	—	—	—	—	(4,586)	(4,586)
Cash dividends	—	—	(51,374)	—	—	(51,374)
Repurchases of common stock	—	—	—	(7,216)	—	(7,216)
Share-based compensation	—	5,853	—	—	—	5,853
Common stock issued upon exercises of stock options	—	179	—	1,036	—	1,215
Common stock issued upon vesting of restricted shares	—	(3,855)	—	1,778	—	(2,077)
Other	—	29	(17)	55	—	67
Balance at March 31, 2024	$47,042	$2,962,241	$400,465	$(3,053,133)	$(62,961)	$293,654

Balance at January 1, 2023	$47,042	$2,937,885	$414,749	$(2,869,780)	$(64,176)	$465,720
Net income	—	—	39,821	—	—	39,821
Other comprehensive income	—	—	—	—	158	158
Cash dividends	—	—	(53,103)	—	—	(53,103)
Repurchases of common stock	—	—	—	(38,810)	—	(38,810)
Share-based compensation	—	4,609	—	—	—	4,609
Common stock issued upon exercises of stock options	—	808	—	1,808	—	2,616
Common stock issued upon vesting of restricted shares	—	(2,222)	—	678	—	(1,544)
Other	—	58	(22)	54	—	90
Balance at April 2, 2023	$47,042	$2,941,138	$401,445	$(2,906,050)	$(64,018)	$419,557

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 31, 2024	April 2, 2023
	(Unaudited)
Cash flows from operating activities:
Net income	$41,993	$39,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	35,518	33,472
Amortization of cloud computing arrangements	3,542	1,582
Share-based compensation	5,853	4,609
Impairment of long-lived assets	2,006	376
Deferred income tax	603	2,302
Non-cash rental expense, net	10,974	9,012
Change in operating lease liabilities	(12,112)	(11,718)
Net receipt (recognition) of deferred vendor incentives	8,584	(1,197)
System optimization losses (gains), net	127	(5)
Distributions received from joint ventures, net of equity in earnings	430	394
Long-term debt-related activities, net	1,870	3,419
Cloud computing arrangements expenditures	(2,865)	(6,643)
Changes in operating assets and liabilities and other, net	3,464	(22,449)
Net cash provided by operating activities	99,987	52,975
Cash flows from investing activities:
Capital expenditures	(17,354)	(12,240)
Franchise development fund	(4,741)	(218)
Dispositions	26	287
Notes receivable, net	1,256	110
Net cash used in investing activities	(20,813)	(12,061)
Cash flows from financing activities:
Repayments of long-term debt	(7,313)	(39,122)
Repayments of finance lease liabilities	(5,465)	(4,398)
Repurchases of common stock	(7,295)	(36,727)
Dividends	(51,374)	(53,103)
Proceeds from stock option exercises	932	2,881
Payments related to tax withholding for share-based compensation	(2,115)	(1,809)
Net cash used in financing activities	(72,630)	(132,278)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	6,544	(91,364)
Effect of exchange rate changes on cash	(2,274)	129
Net increase (decrease) in cash, cash equivalents and restricted cash	4,270	(91,235)
Cash, cash equivalents and restricted cash at beginning of period	588,816	831,801
Cash, cash equivalents and restricted cash at end of period	$593,086	$740,566

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of March 31, 2024, the results of our operations for the three months ended March 31, 2024 and April 2, 2023 and cash flows for the three months ended March 31, 2024 and April 2, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full 2024 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”).

The principal 100% owned subsidiary of the Company is Wendy’s International, LLC and its subsidiaries (“Wendy’s”). The Company manages and internally reports its business in the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. See Note 16 for further information.

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

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended March 31, 2024
Sales at Company-operated restaurants	$219,468	$5,855	$—	$225,323
Franchise royalty revenue	108,853	16,827	—	125,680
Franchise fees	17,826	1,889	1,105	20,820
Franchise rental income	—	—	57,986	57,986
Advertising funds revenue	96,700	8,244	—	104,944
Total revenues	$442,847	$32,815	$59,091	$534,753

Three Months Ended April 2, 2023
Sales at Company-operated restaurants	$222,632	$5,317	$—	$227,949
Franchise royalty revenue	106,339	15,811	—	122,150
Franchise fees	17,272	1,523	732	19,527
Franchise rental income	—	—	57,807	57,807
Advertising funds revenue	94,745	6,629	—	101,374
Total revenues	$440,988	$29,280	$58,539	$528,807

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	March 31, 2024 (a)	December 31, 2023 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$62,000	$55,293
Receivables, which are included in “Advertising funds restricted assets”	74,614	76,838
Deferred franchise fees (c)	100,264	100,805
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $10,933 and $89,331, respectively, as of March 31, 2024, and $10,673 and $90,132, respectively, as of December 31, 2023.

Significant changes in deferred franchise fees are as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
Deferred franchise fees at beginning of period	$100,805	$99,208
Revenue recognized during the period	(2,804)	(2,814)
New deferrals due to cash received and other	2,263	1,300
Deferred franchise fees at end of period	$100,264	$97,694

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2024 (a)	$9,345
2025	6,526
2026	6,390
2027	6,290
2028	6,169
Thereafter	65,544
$100,264
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2024, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(3) System Optimization Losses (Gains), Net

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of March 31, 2024, Company-operated restaurant ownership was approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During the three months ended March 31, 2024, the Company facilitated 11 Franchise Flips. During the three months ended April 2, 2023, the Company did not facilitate any Franchise Flips. No Company-operated restaurants were sold to or purchased from franchisees during the three months ended March 31, 2024 or April 2, 2023.

Gains and losses recognized on dispositions are recorded to “System optimization losses (gains), net” in our condensed consolidated statements of operations. Costs related to acquisitions and dispositions under our system optimization initiative are recorded to “Reorganization and realignment costs,” which are further described in Note 4. All other costs incurred related to facilitating Franchise Flips are recorded to “Franchise support and other costs.”

As part of our system optimization initiative, the Company recorded a (loss) gain on sales of surplus and other properties of $(127) and $5 during the three months ended March 31, 2024 and April 2, 2023, respectively. The Company received net cash proceeds from the sales of $26 and $287 during the three months ended March 31, 2024 and April 2, 2023, respectively.

Assets Held for Sale

As of March 31, 2024 and December 31, 2023, the Company had assets held for sale of $2,678 and $2,689, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(4) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended
	March 31, 2024	April 2, 2023
Organizational redesign	$5,622	$6,737
Other reorganization and realignment plans	51	71
Reorganization and realignment costs	$5,673	$6,808

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). As a result of the Organizational Redesign Plan, the Company held its general and administrative expense in 2023 relatively flat compared with 2022. Additionally, in January 2024, the Board of Directors announced the appointment of Kirk Tanner as the Company’s new President and Chief Executive Officer, effective February 5, 2024. Mr. Tanner succeeded Todd A. Penegor, the Company’s previous President and Chief Executive Officer, who departed from the Company in February 2024. The Company expects to incur total costs of approximately $17,000 to $19,000 related to the Organizational Redesign Plan, including costs related to the succession of the President and Chief Executive Officer role. During the three months ended March 31, 2024 and April 2, 2023, the Company recognized costs totaling $5,622 and $6,737, respectively, which primarily included severance and related employee costs. The Company expects to incur additional costs aggregating approximately $2,500 to $4,500, comprised of (1) severance and related employee costs of approximately $2,000, (2) recruitment and relocation costs of approximately $200 and (3) share-based compensation of approximately $1,500. The Company expects costs related to the Organizational Redesign Plan to continue into 2026.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the costs recorded as a result of the Organizational Redesign Plan:

	Three Months Ended
	March 31, 2024	April 2, 2023	Total Incurred Since Inception
Severance and related employee costs	$5,362	$5,539	$11,605
Recruitment and relocation costs	82	78	636
Third-party and other costs	50	345	1,046
	5,494	5,962	13,287
Share-based compensation (a)	128	775	1,399
Total organizational redesign	$5,622	$6,737	$14,686
_______________

(a)Primarily represents the accelerated recognition of share-based compensation resulting from the termination of employees under the Organizational Redesign Plan.

As of March 31, 2024, the accruals for the Organizational Redesign Plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $3,816 and $2,261, respectively. The tables below present a rollforward of our accruals for the Organizational Redesign Plan.

	Balance December 31, 2023	Charges	Payments	Balance March 31, 2024
Severance and related employee costs	$1,692	$5,362	$(977)	$6,077
Recruitment and relocation costs	—	82	(82)	—
Third-party and other costs	—	50	(50)	—
	$1,692	$5,494	$(1,109)	$6,077

	Balance January 1, 2023	Charges	Payments	Balance April 2, 2023
Severance and related employee costs	$—	$5,539	$(741)	$4,798
Recruitment and relocation costs	—	78	(78)	—
Third-party and other costs	—	345	(62)	283
	$—	$5,962	$(881)	$5,081

Other Reorganization and Realignment Plans

Costs incurred under the Company’s other reorganization and realignment plans were not material during the three months ended March 31, 2024 and April 2, 2023. The Company does not expect to incur any material additional costs under these plans.

(5) Investments

The following is a summary of the carrying value of our investments:

	March 31, 2024	December 31, 2023
Equity method investments	$31,512	$32,727
Other investments in equity securities	1,718	1,718
	$33,230	$34,445

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

Presented below is activity related to our investment in TimWen included in our condensed consolidated financial statements:

	Three Months Ended
	March 31, 2024	April 2, 2023
Balance at beginning of period	$32,727	$33,921

Equity in earnings for the period	3,151	2,783
Amortization of purchase price adjustments (a)	(629)	(684)
	2,522	2,099
Distributions received	(2,952)	(2,493)
Foreign currency translation adjustment included in “Other comprehensive (loss) income”	(785)	10
Balance at end of period	$31,512	$33,537
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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$339,779	$339,779	$365,901	$365,901	Level 1
Other investments in equity securities (a)	1,718	1,718	1,718	1,718	Level 2

Financial liabilities (b)
Series 2022-1 Class A-2-I Notes	98,250	93,449	98,500	92,289	Level 2
Series 2022-1 Class A-2-II Notes	389,134	354,571	390,134	370,577	Level 2
Series 2021-1 Class A-2-I Notes	422,144	367,544	423,269	362,572	Level 2
Series 2021-1 Class A-2-II Notes	631,905	530,592	633,530	530,581	Level 2
Series 2019-1 Class A-2-I Notes	356,673	341,960	357,673	341,606	Level 2
Series 2019-1 Class A-2-II Notes	401,998	376,793	403,123	374,058	Level 2
Series 2018-1 Class A-2-II Notes	439,912	415,457	441,099	412,754	Level 2
7% debentures, due in 2025	48,405	49,813	48,237	49,431	Level 2
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

		Fair Value Measurements
	March 31, 2024	Level 1	Level 2	Level 3
Held and used	$1,635	$—	$—	$1,635
Held for sale	—	—	—	—
Total	$1,635	$—	$—	$1,635

		Fair Value Measurements
	December 31, 2023	Level 1	Level 2	Level 3
Held and used	$1,212	$—	$—	$1,212
Held for sale	1,044	—	—	1,044
Total	$2,256	$—	$—	$2,256

(7) Impairment of Long-Lived Assets

The Company records impairment charges as a result of (1) the deterioration in operating performance of certain Company-operated restaurants, (2) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, including any subsequent lease modifications and (3) classifying surplus properties as held for sale.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets:”

	Three Months Ended
	March 31, 2024	April 2, 2023
Company-operated restaurants	$1,775	$350
Surplus properties	231	26
	$2,006	$376

(8) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2024 and April 2, 2023 was 26.9% and 28.0%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended March 31, 2024 primarily due to state income taxes and the tax effects of our foreign operations.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

There were no significant changes to the unrecognized tax benefits or related interest and penalties for the three months ended March 31, 2024. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $220 due to lapses of statutes of limitations.

The current portion of refundable income taxes was $6,830 and $5,284 as of March 31, 2024 and December 31, 2023, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of March 31, 2024 or December 31, 2023.

(9) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
Net income	$41,993	$39,821

Common stock:
Weighted average basic shares outstanding	205,372	212,547
Dilutive effect of stock options and restricted shares	1,599	2,482
Weighted average diluted shares outstanding	206,971	215,029

Basic and diluted net income per share	$.20	$.19

Basic net income per share for the three months ended March 31, 2024 and April 2, 2023 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 6,789 and 4,532 for the three months ended March 31, 2024 and April 2, 2023, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(10) Stockholders’ Equity

Dividends

During both the first quarter of 2024 and the first quarter of 2023, the Company paid dividends per share of $.25.

Repurchases of Common Stock

In January 2023, our Board of Directors authorized a repurchase program for up to $500,000 of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the three months ended March 31, 2024, the Company repurchased 392 shares under the January 2023 Authorization with an aggregate purchase price of $7,187, of which $470 was accrued as of March 31, 2024, and excluding excise tax of $24 and commissions of $5. As of March 31, 2024, the Company had $302,813 of availability remaining under the January 2023 Authorization. Subsequent to March 31, 2024 through April 25, 2024, the Company repurchased 229 shares under the January 2023 Authorization with an aggregate purchase price of $4,316, excluding applicable excise tax and commissions.

During the three months ended April 2, 2023, the Company repurchased 1,794 shares under the January 2023 Authorization with an aggregate purchase price of $38,785, of which $2,083 was accrued as of April 2, 2023, and excluding commissions of $25.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Three Months Ended
	March 31, 2024	April 2, 2023
Balance at beginning of period	$(58,375)	$(64,176)
Foreign currency translation	(4,586)	158
Balance at end of period	$(62,961)	$(64,018)

(11) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment. As of March 31, 2024, the nature of restaurants operated by the Company and its franchisees was as follows:

March 31, 2024
Company-operated restaurants:
Owned land and building	155
Owned building and held long-term land leases	144
Leased land and building	112
Total Company-operated restaurants	411

Franchisee-operated restaurants:
Company-owned properties leased to franchisees	493
Company-leased properties subleased to franchisees	1,176
Other franchisee-operated restaurants	5,168
Total franchisee-operated restaurants	6,837
Total Company-operated and franchisee-operated restaurants	7,248

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
Finance lease cost:
Amortization of finance lease assets	$4,297	$4,063
Interest on finance lease liabilities	10,658	10,750
	14,955	14,813
Operating lease cost	21,701	21,449
Variable lease cost (a)	16,488	16,081
Short-term lease cost	1,394	1,506
Total operating lease cost (b)	39,583	39,036
Total lease cost	$54,538	$53,849
_______________

(a)Includes expenses for executory costs of $10,221 and $9,848 for the three months ended March 31, 2024 and April 2, 2023, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $31,718 and $30,598 for the three months ended March 31, 2024 and April 2, 2023, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $7,388 and $7,865 for the three months ended March 31, 2024 and April 2, 2023, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

Company as Lessor

The components of lease income are as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
Sales-type and direct-financing leases:
Selling (loss) profit	$(16)	$129
Interest income (a)	7,719	7,862

Operating lease income	41,497	42,156
Variable lease income	16,489	15,651
Franchise rental income (b)	$57,986	$57,807
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $42,783 and $42,951 recognized during the three months ended March 31, 2024 and April 2, 2023, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $10,089 and $9,778 for the three months ended March 31, 2024 and April 2, 2023, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) Supplemental Cash Flow Information

The following table includes supplemental non-cash investing and financing activities:

	Three Months Ended
	March 31, 2024	April 2, 2023
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$9,161	$9,119
Finance leases	3,749	333

The following table includes a reconciliation of cash, cash equivalents and restricted cash:

	March 31, 2024	December 31, 2023
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$498,333	$516,037
Restricted cash	36,058	35,848
Restricted cash, included in Advertising funds restricted assets	58,695	36,931
Total cash, cash equivalents and restricted cash	$593,086	$588,816

(13) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $5,030 and $4,673 under these lease agreements during the three months ended March 31, 2024 and April 2, 2023, respectively, which is recorded to “Franchise rental expense.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $60 during both the three months ended March 31, 2024 and the three months ended April 2, 2023, which is included as a reduction to “General and administrative.”

Transactions with QSCC

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

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. In addition, QSCC collects certain rebates, price variance and other recoveries, technology fees, convention fees and other funding from third-party vendors as part of the administration and management of the Wendy’s supply chain in the U.S. and Canada. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $3,096 during the three months ended March 31, 2024, of which $2,909 is included in “Other operating income, net” and $187 is included as a reduction of “Cost of sales.” There were no patronage dividends recorded during the three months ended April 2, 2023.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Transactions with Yellow Cab

Certain family members and/or affiliates of Mr. Nelson Peltz, our Chairman, Mr. Peter May, our Senior Vice Chairman, and Mr. Matthew Peltz, our Vice Chairman, hold minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee, that as of March 31, 2024 owns and operates 85 Wendy’s restaurants, and/or certain of the operating companies managed by Yellow Cab. During the three months ended March 31, 2024 and April 2, 2023, the Company recognized $3,612 and $3,610, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. In all transactions involving Yellow Cab, the Company’s standard franchisee recruiting and approval processes were followed, no modifications were made to the Company’s standard franchise agreements or related documents, and all deal terms and transaction documents were negotiated and executed on an arm’s-length basis, consistent with the Company’s comparable franchise transactions and relationships. As of March 31, 2024 and December 31, 2023, $1,191 and $1,153, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

Transactions with AMC

In February 2023, Ms. Kristin Dolan, a director of the Company, was appointed as the Chief Executive Officer of AMC Networks Inc. (“AMC”). During the three months ended March 31, 2024 and April 2, 2023, the Company purchased approximately $500 and $419, respectively, of advertising time from a subsidiary of AMC. The Company’s advertising spend with AMC was made in the ordinary course of business and approved on an arm’s-length basis, consistent with the Company’s comparable advertising decisions. As of March 31, 2024 and December 31, 2023, approximately $50 and $584, respectively, was due to AMC for such advertising time, which is included in “Advertising funds restricted liabilities.”

(14) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $93,979 as of March 31, 2024. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of March 31, 2024. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of March 31, 2024.

Letters of Credit

As of March 31, 2024, the Company had outstanding letters of credit with various parties totaling $28,842. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Variable Funding Senior Secured Notes, Class A-1. We do not expect any material loss to result from these letters of credit.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(15) Legal and Environmental Matters

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

(16) Segment Information

Revenues by segment are as follows:

	Three Months Ended
	March 31, 2024	April 2, 2023
Wendy’s U.S.	$442,847	$440,988
Wendy’s International	32,815	29,280
Global Real Estate & Development	59,091	58,539
Total revenues	$534,753	$528,807

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended
	March 31, 2024	April 2, 2023
Wendy’s U.S. (a)	$125,824	$125,230
Wendy’s International (b)	10,690	7,446
Global Real Estate & Development	24,061	25,068
Total segment profit	160,575	157,744
Unallocated franchise support and other costs	(26)	—
Advertising funds deficit	207	1,106
Unallocated general and administrative (c)	(33,390)	(32,161)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(35,518)	(33,472)
Amortization of cloud computing arrangements	(3,542)	(1,582)
System optimization (losses) gains, net	(127)	5
Reorganization and realignment costs	(5,673)	(6,808)
Impairment of long-lived assets	(2,006)	(376)
Unallocated other operating income, net	656	22
Interest expense, net	(30,535)	(31,705)
Loss on early extinguishment of debt	—	(1,266)
Investment loss, net	—	(3,562)
Other income, net	6,836	7,336
Income before income taxes	$57,457	$55,281
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)Wendy’s U.S. includes advertising funds expense of $2,325 for the three months ended March 31, 2024 related to the Company’s funding of incremental advertising.

(b)Wendy’s International includes advertising funds expense of $162 and $548 for the three months ended March 31, 2024 and April 2, 2023, respectively, related to the Company’s funding of incremental advertising in Canada. In addition, Wendy’s International includes other international-related advertising deficit of $150 and $845 for the three months ended March 31, 2024 and April 2, 2023, respectively.

(c)Includes corporate overhead costs, such as employee compensation and related benefits.

(17) New Accounting Standards

New Accounting Standard Adopted

Common-Control Lease Arrangements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued an update to amend certain lease accounting guidance that applies to arrangements between related parties under common control. The amendment requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the useful life of the improvements to the common-control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The Company adopted this amendment during the first quarter of 2024. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”). There have been no material changes as of March 31, 2024 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic and dollar share, and the third largest globally with 7,248 restaurants in the U.S. and 32 foreign countries and U.S. territories as of March 31, 2024.

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

The Company is comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Wendy’s International includes the operation and franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our TimWen real estate joint venture. In addition, Global Real Estate & Development earns fees from facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”) and providing other development-related services to franchisees. In this “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company reports on the segment profit for each of the three segments described above. The Company measures segment profit using segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Segment adjusted EBITDA excludes certain unallocated general and administrative expenses and other items that vary from period to period without correlation to the Company’s core operating performance. See “Results of Operations” below and Note 16 to the Condensed Consolidated Financial Statements contained in Item 1 herein for segment financial information.

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31. All three-month periods presented herein contain 13 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

Executive Overview

Our Business

As of March 31, 2024, the Wendy’s restaurant system was comprised of 7,248 restaurants, with 6,028 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 399 were operated by the Company and 5,629 were operated by a total of 208 franchisees. In addition, at March 31, 2024, there were 1,220 Wendy’s restaurants in operation in 32 foreign countries and U.S. territories. Of the international restaurants, 1,208 were operated by a total of 106 franchisees and 12 were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of March 31, 2024.

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

The Company believes its presentation of same-restaurant sales, Company-operated restaurant margin and systemwide sales provide a meaningful perspective of the underlying operating performance of the Company’s current business and enables investors to better understand and evaluate the Company’s historical and prospective operating performance. The Company believes that these metrics are important supplemental measures of operating performance because they highlight trends in the Company’s business that may not otherwise be apparent when relying solely on GAAP financial measures. The Company believes investors, analysts and other interested parties use these metrics in evaluating issuers and that the presentation of these measures facilitates a comparative assessment of the Company’s operating performance. With respect to same-restaurant sales and systemwide sales, the Company also believes that the data is useful in assessing consumer demand for the Company’s products and the overall success of the Wendy’s brand.

The non-GAAP financial measure discussed above does not replace the presentation of the Company’s financial results in accordance with GAAP. Because all companies do not calculate non-GAAP financial measures in the same way, this measure as used by other companies may not be consistent with the way the Company calculates such measure.

First Quarter Financial Highlights

•Revenue increased 1.1% to $534.8 million in the first quarter of 2024 compared with $528.8 million in the first quarter of 2023;

•Global same-restaurant sales increased 0.9%, U.S. same-restaurant sales increased 0.6% and international same-restaurant sales increased 3.2% compared with the first quarter of 2023. On a two-year basis, global same-restaurant sales increased 8.9%;

•Global Company-operated restaurant margin was 14.7% in the first quarter of 2024, an increase of 90 basis points compared with the first quarter of 2023; and

•Net income increased 5.5% to $42.0 million in the first quarter of 2024 compared with $39.8 million in the first quarter of 2023.

Global Same-Restaurant Sales

Wendy’s long-term growth opportunities include driving same-restaurant sales across all dayparts through quality differentiation, exciting menu innovation and compelling value offerings. Global same-restaurant sales increased 0.9% in the first quarter of 2024 and increased 8.9% on a two-year basis. To drive same-restaurant sales across the breakfast daypart, the Company plans to fund approximately $27.0 million of incremental breakfast advertising in 2024.

Digital

Wendy’s long-term growth opportunities include accelerating consumer-facing digital platforms and technologies to drive global systemwide sales. Over the past several years, the Company has invested significant resources to focus on consumer-facing technology, including activating mobile ordering via Wendy’s mobile app, launching the Wendy’s Rewards loyalty program in the U.S. and Canada and establishing delivery agreements with third-party vendors. The Company is also continuing to make digital investments and is partnering with key technology providers to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth. During the second quarter of 2023, the Company revised its definition of digital sales to reflect our full digital portfolio by including in-restaurant mobile scans, in addition to our previously included delivery, mobile order and kiosk digital channels. The Company’s digital business has continued to grow and, under the revised definition, digital sales as a percent of global systemwide sales increased from approximately 13.0% during the first quarter of 2023 to approximately 16.8% during the first quarter of 2024.

New Restaurant Development

Wendy’s long-term growth opportunities include expanding the Company’s footprint across the globe. To promote new restaurant development, the Company has provided franchisees with certain incentive programs for qualifying new restaurants, in addition to our build to suit development fund. In February 2023, the Company announced a new restaurant development incentive program in the U.S. and Canada that provides for waivers of royalty, national advertising and technical assistance fees for up to the first three years of operation for qualifying new restaurants. In addition, the Company has development agreements in place with a number of franchisees that contractually obligate such franchisees to open additional Wendy’s restaurants over a specified timeframe. During the three months ended March 31, 2024, the Company and its franchisees added eight net new restaurants across the Wendy’s system.

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). As a result of the Organizational Redesign Plan, the Company held its general and administrative expense in 2023 relatively flat compared with 2022. Additionally, in January 2024, the Board of Directors announced the appointment of Kirk Tanner as the Company’s new President and Chief Executive Officer, effective February 5, 2024. Mr. Tanner succeeded Todd A. Penegor, the Company’s previous President and Chief Executive Officer, who departed from the Company in February 2024. The Company expects to incur total costs of approximately $17 million to $19 million related to the Organizational Redesign Plan, including costs related to the succession of the President and Chief Executive Officer role. Of the total costs, approximately $15 million to $17 million will be cash expenditures expected through 2026. Costs related to the Organizational Redesign Plan are recorded to “Reorganization and realignment costs.” During the three months ended March 31, 2024, the Company recognized costs totaling $5.6 million, which primarily included severance and related employee costs. The Company expects to incur additional costs aggregating approximately $2.5 million to $4.5 million, comprised of (1) severance and related employee costs of approximately $2.0 million, (2) recruitment and relocation costs of approximately $0.2 million and (3) share-based compensation of approximately $1.5 million. The Company expects costs related to the Organizational Redesign Plan to continue into 2026.

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the first quarter of 2024 and 2023.

	First Quarter
	2024	2023	Change
Revenues:
Sales	$225.3	$227.9	$(2.6)
Franchise royalty revenue and fees	146.6	141.7	4.9
Franchise rental income	58.0	57.8	0.2
Advertising funds revenue	104.9	101.4	3.5
	534.8	528.8	6.0
Costs and expenses:
Cost of sales	192.1	196.5	(4.4)
Franchise support and other costs	14.7	13.3	1.4
Franchise rental expense	31.8	30.6	1.2
Advertising funds expense	107.4	101.7	5.7
General and administrative	63.8	62.3	1.5
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	35.5	33.5	2.0
Amortization of cloud computing arrangements	3.5	1.6	1.9
System optimization losses (gains), net	0.1	—	0.1
Reorganization and realignment costs	5.7	6.8	(1.1)
Impairment of long-lived assets	2.0	0.4	1.6
Other operating income, net	(3.0)	(2.4)	(0.6)
	453.6	444.3	9.3
Operating profit	81.2	84.5	(3.3)
Interest expense, net	(30.5)	(31.7)	1.2
Loss on early extinguishment of debt	—	(1.3)	1.3
Investment loss, net	—	(3.6)	3.6
Other income, net	6.8	7.4	(0.6)
Income before income taxes	57.5	55.3	2.2
Provision for income taxes	(15.5)	(15.5)	—
Net income	$42.0	$39.8	$2.2

	First Quarter
	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Sales	$225.3	42.1%	$227.9	43.1%
Franchise royalty revenue and fees:
Franchise royalty revenue	125.7	23.5%	122.2	23.1%
Franchise fees	20.9	3.9%	19.5	3.7%
Total franchise royalty revenue and fees	146.6	27.4%	141.7	26.8%
Franchise rental income	58.0	10.8%	57.8	10.9%
Advertising funds revenue	104.9	19.7%	101.4	19.2%
Total revenues	$534.8	100.0%	$528.8	100.0%

	First Quarter
	2024	% of Sales	2023	% of Sales
Cost of sales:
Food and paper	$69.1	30.7%	$73.8	32.4%
Restaurant labor	73.6	32.7%	73.6	32.3%
Occupancy, advertising and other operating costs	49.4	21.9%	49.1	21.5%
Total cost of sales	$192.1	85.3%	$196.5	86.2%

	First Quarter
	2024	% of Sales	2023	% of Sales
Company-operated restaurant margin:
U.S.	$33.5	15.3%	$32.7	14.7%
Global	33.2	14.7%	31.4	13.8%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	First Quarter
	2024	2023
Key business measures:
U.S. same-restaurant sales:
Company-operated	(0.8)%	7.4%
Franchised	0.7%	7.2%
Systemwide	0.6%	7.2%

International same-restaurant sales (a)	3.2%	13.9%

Global same-restaurant sales:
Company-operated	(0.9)%	7.4%
Franchised (a)	1.1%	8.0%
Systemwide (a)	0.9%	8.0%

Systemwide sales (b):
U.S. Company-operated	$219.5	$222.6
U.S. franchised	2,774.5	2,722.2
U.S. systemwide	2,994.0	2,944.8
International Company-operated	5.9	5.3
International franchised (a)	448.1	413.2
International systemwide (a)	454.0	418.5
Global systemwide (a)	$3,448.0	$3,363.3
_______________

(a)Excludes Argentina due to the impact of that country’s highly inflationary economy.

(b)During the first quarter of 2024 and 2023, global systemwide sales increased 2.6% and 10.0%, respectively, U.S. systemwide sales increased 1.7% and 8.6%, respectively, and international systemwide sales increased 8.8% and 21.0%, respectively, on a constant currency basis.

	First Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at December 31, 2023	403	5,627	12	1,198	7,240
Opened	1	17	—	17	35
Closed	(5)	(15)	—	(7)	(27)
Restaurant count at March 31, 2024	399	5,629	12	1,208	7,248

Sales	First Quarter
	2024	2023	Change
Sales	$225.3	$227.9	$(2.6)

The decrease in sales during the first quarter of 2024 was primarily due to (1) a 0.9% decrease in global Company-operated same-restaurant sales of $1.8 million and (2) net closures of Company-operated restaurants of $1.6 million. Company-operated same-restaurant sales decreased due to a decrease in customer count, partially offset by higher average check.

Franchise Royalty Revenue and Fees	First Quarter
	2024	2023	Change
Franchise royalty revenue	$125.7	$122.2	$3.5
Franchise fees	20.9	19.5	1.4
	$146.6	$141.7	$4.9

Franchise royalty revenue during the first quarter of 2024 increased $3.5 million, of which (1) $2.0 million was due to net new restaurant development and (2) $1.2 million was due to a 1.1% increase in global franchise same-restaurant sales. Franchise same-restaurant sales during the first quarter of 2024 increased due to higher average check, partially offset by a decrease in customer count.

The increase in franchise fees during the first quarter of 2024 was primarily due to (1) higher fees for providing information technology services to franchisees of $0.4 million and (2) an increase in other miscellaneous franchise fees of $1.0 million.

Franchise Rental Income	First Quarter
	2024	2023	Change
Franchise rental income	$58.0	$57.8	$0.2

The increase in franchise rental income during the first quarter of 2024 was primarily due to increases in percent rent and executory costs, partially offset by the impact of assigning certain leases to franchisees. See Note 11 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Advertising Funds Revenue	First Quarter
	2024	2023	Change
Advertising funds revenue	$104.9	$101.4	$3.5

The increase in advertising funds revenue during the first quarter of 2024 was primarily due to (1) net new restaurant development of $1.3 million and (2) an increase in franchise same-restaurant sales in the U.S. and Canada of $0.9 million.

Cost of Sales, as a Percent of Sales	First Quarter
	2024	2023	Change
Food and paper	30.7%	32.4%	(1.7)%
Restaurant labor	32.7%	32.3%	0.4%
Occupancy, advertising and other operating costs	21.9%	21.5%	0.4%
	85.3%	86.2%	(0.9)%

The decrease in cost of sales, as a percent of sales, during the first quarter of 2024 was primarily due to (1) higher average check and (2) higher investments to support the entry into the U.K. market and additional inflationary pressures in the U.K. in the prior year. These impacts were partially offset by (1) a decrease in customer count and (2) an increase in restaurant labor costs.

Franchise Support and Other Costs	First Quarter
	2024	2023	Change
Franchise support and other costs	$14.7	$13.3	$1.4

The increase in franchise support and other costs during the first quarter of 2024 was primarily due to an increase in costs incurred to provide information technology and other services to franchisees.

Franchise Rental Expense	First Quarter
	2024	2023	Change
Franchise rental expense	$31.8	$30.6	$1.2

The increase in franchise rental expense during the first quarter of 2024 was primarily due to (1) the impact of assigning certain leases to franchisees and (2) increases in percent rent and executory costs. See Note 11 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Advertising Funds Expense	First Quarter
	2024	2023	Change
Advertising funds expense	$107.4	$101.7	$5.7

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. The Company expects advertising funds expense to be higher than advertising funds revenue by approximately $27.0 million for 2024, which represents the Company’s plan to fund incremental breakfast advertising. The increase in advertising funds expense during the first quarter of 2024 was due to (1) the recognition of $2.5 million of the expected Company breakfast advertising spend in excess of advertising funds revenue and (2) an increase in franchise same-restaurant sales in the U.S. and Canada.

General and Administrative	First Quarter
	2024	2023	Change
Share-based compensation	$5.7	$3.8	$1.9
Employee compensation and benefits	34.6	33.8	0.8
Professional fees	13.9	15.0	(1.1)
Other, net	9.6	9.7	(0.1)
	$63.8	$62.3	$1.5

The increase in general and administrative expenses during the first quarter of 2024 was primarily due to (1) an increase in share-based compensation and (2) higher employee compensation and benefits. These increases were partially offset by a decrease in professional fees, primarily as a result of costs associated with the Company’s human capital management (“HCM”) system implementation completed in the third quarter of 2023.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	First Quarter
	2024	2023	Change
Restaurants	$22.5	$20.9	$1.6
Technology support, corporate and other	13.1	12.6	0.5
	$35.5	$33.5	$2.0

The increase in depreciation and amortization during the first quarter of 2024 was primarily due to (1) asset additions for new and remodeled restaurants and (2) depreciation and amortization for technology investments.

Amortization of Cloud Computing Arrangements	First Quarter
	2024	2023	Change
Amortization of cloud computing arrangements	$3.5	$1.6	$1.9

The increase in amortization of cloud computing arrangements was primarily due to amortization of assets associated with the Company’s HCM system implementation completed in the third quarter of 2023.

System Optimization Losses (Gains), Net	First Quarter
	2024	2023	Change
System optimization losses (gains), net	$0.1	$—	$0.1

System optimization losses (gains), net for the first quarter of 2024 were comprised of losses on the sale of surplus and other properties. See Note 3 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Reorganization and Realignment Costs	First Quarter
	2024	2023	Change
Organizational redesign	$5.6	$6.7	$(1.1)
Other reorganization and realignment plans	0.1	0.1	—
	$5.7	$6.8	$(1.1)

The decrease in reorganization and realignment costs was primarily due to (1) lower share-based compensation and (2) a decrease in third-party and other costs under the Organizational Redesign Plan. See Note 4 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Costs incurred under the Company’s other reorganization and realignment plans were not material during the three months ended March 31, 2024 and April 2, 2023. The Company does not expect to incur any material additional costs under these plans.

Impairment of Long-Lived Assets	First Quarter
	2024	2023	Change
Impairment of long-lived assets	$2.0	$0.4	$1.6

The increase in impairment of long-lived assets during the first quarter of 2024 was primarily due to higher impairment charges as a result of the deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	First Quarter
	2024	2023	Change
Equity in earnings in joint venture, net	$(2.5)	$(2.1)	$(0.4)
Other, net	(0.5)	(0.3)	(0.2)
	$(3.0)	$(2.4)	$(0.6)

The increase in other operating income, net during the first quarter of 2024 was primarily due to an increase in the equity in earnings from our TimWen joint venture.

Interest Expense, Net	First Quarter
	2024	2023	Change
Interest expense, net	$30.5	$31.7	$(1.2)

The decrease in interest expense, net during the first quarter of 2024 was primarily due to lower outstanding long-term debt.

Loss on Early Extinguishment of Debt	First Quarter
	2024	2023	Change
Loss on early extinguishment of debt	$—	$1.3	$(1.3)

During the first quarter of 2023, the Company incurred a loss on early extinguishment of debt of $1.3 million related to the repurchase of $31.6 million in principal of the Company’s 7% debentures.

Investment Loss, Net	First Quarter
	2024	2023	Change
Investment loss, net	$—	$3.6	$(3.6)

During the first quarter of 2023, the Company recorded a loss of $3.6 million due to impairment charges for the difference between the estimated fair value and the carrying value of an investment in equity securities.

Other Income, Net	First Quarter
	2024	2023	Change
Other income, net	$6.8	$7.4	$(0.6)

The decrease in other income, net during the first quarter of 2024 was primarily due to a decrease in interest income, reflecting lower balances of cash equivalents.

Provision for Income Taxes	First Quarter
	2024	2023	Change
Income before income taxes	$57.5	$55.3	$2.2
Provision for income taxes	(15.5)	(15.5)	—
Effective tax rate on income	26.9%	28.0%	(1.1)%

Our effective tax rates for the first quarter of 2024 and 2023 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The decrease in the effective tax rate for the first quarter of 2024 compared with the first quarter of 2023 was primarily due to a decrease in the tax effects of our foreign operations. This decrease was partially offset by (1) an increase in state income taxes, including discrete changes to state deferred income taxes, and (2) a decrease in the benefit of share-based compensation.

Numerous countries have enacted the Organization of Economic Corporation and Development’s framework on a global minimum tax (referred to as “Pillar 2”), with the earliest effective date for taxable years beginning after December 31, 2023. While the Company does not expect this enactment will have a material impact on the condensed consolidated financial statements, we will continue to evaluate and monitor as additional guidance and clarification becomes available.

Segment Information

See Note 16 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	First Quarter
	2024	2023	Change
Sales	$219.5	$222.6	$(3.1)
Franchise royalty revenue	108.9	106.4	2.5
Franchise fees	17.8	17.3	0.5
Advertising fund revenue	96.7	94.7	2.0
Total revenues	$442.9	$441.0	$1.9
Segment profit	$125.8	$125.2	$0.6

The increase in Wendy’s U.S. revenues during the first quarter of 2024 was primarily due to (1) net new restaurant development and (2) an increase in franchise same-restaurant sales. Franchise same-restaurant sales increased during the first quarter of 2024 primarily due to higher average check, partially offset by a decrease in customer count. These increases were partially offset by a decrease in Company-operated sales driven by the same factors as described above for “Sales.”

The increase in Wendy’s U.S. segment profit during the first quarter of 2024 was primarily due to (1) an increase in franchise royalty revenue and fees and (2) lower cost of sales, as a percent of sales for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales” (excluding the impact of the U.K. market). These changes were partially offset by (1) an increase in the Company’s funding of incremental advertising and (2) higher franchise support and other costs.

Wendy’s International

	First Quarter
	2024	2023	Change
Sales	$5.9	$5.3	$0.6
Franchise royalty revenue	16.8	15.8	1.0
Franchise fees	1.9	1.5	0.4
Advertising fund revenue	8.2	6.7	1.5
Total revenues	$32.8	$29.3	$3.5
Segment profit	$10.7	$7.4	$3.3

The increase in Wendy’s International revenues during the first quarter of 2024 was primarily due to (1) net new restaurant development and (2) an increase in franchise same-restaurant sales. Franchise same-restaurant sales increased during the first quarter of 2024 due to higher average check, partially offset by a decrease in customer count.

The increase in Wendy’s International segment profit during the first quarter of 2024 was primarily due to higher revenues. This increase was partially offset by higher franchise support and other costs.

Global Real Estate & Development

	First Quarter
	2024	2023	Change
Franchise fees	$1.1	$0.7	$0.4
Franchise rental income	58.0	57.8	0.2
Total revenues	$59.1	$58.5	$0.6
Segment profit	$24.1	$25.1	$(1.0)

The increase in Global Real Estate & Development revenues during the first quarter of 2024 was primarily due to higher development-related fees.

The decrease in Global Real Estate & Development segment profit during the first quarter of 2024 was primarily due to an increase in franchise rental expense, reflecting the impact of assigning certain leases to franchisees.

Liquidity and Capital Resources

Cash Flows

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Our principal uses of cash are operating expenses, capital expenditures, repurchases of common stock, dividends to stockholders and repurchases of debt.

Our anticipated cash requirements for the remainder of 2024, exclusive of operating cash flow requirements, consist principally of:

•capital expenditures of approximately $73.0 million to $83.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $90.0 million to $100.0 million;

•cash dividends aggregating approximately $153.9 million as discussed below in “Dividends;” and

•stock repurchases under the Company’s January 2023 Authorization as discussed below in “Stock Repurchases.”

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

The table below summarizes our cash flows from operating, investing and financing activities for the first three months of 2024 and 2023:

	First Quarter
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$100.0	$53.0	$47.0
Investing activities	(20.8)	(12.1)	(8.7)
Financing activities	(72.6)	(132.3)	59.7
Effect of exchange rate changes on cash	(2.3)	0.2	(2.5)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4.3	$(91.2)	$95.5

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $100.0 million and $53.0 million in the first three months of 2024 and 2023, respectively. The change was primarily due to (1) the timing of payments for marketing expenses of our national advertising funds and (2) the timing of receipt of vendor incentives.

Investing Activities

Cash used in investing activities was $20.8 million and $12.1 million in the first three months of 2024 and 2023, respectively. The change was primarily due to (1) an increase in capital expenditures of $5.1 million and (2) an increase in expenditures associated with the Company’s franchise development fund of $4.5 million.

Financing Activities

Cash used in financing activities was $72.6 million and $132.3 million in the first three months of 2024 and 2023, respectively. The change was primarily due to (1) a decrease in repayments of long-term debt of $31.8 million, reflecting the impact of repurchases of the Company’s 7% debentures in the first quarter of 2023, and (2) a decrease in repurchases of the Company’s common stock of $29.4 million.

Long-Term Debt, Including Current Portion

We may from time to time seek to repurchase portions of our outstanding long-term debt, including our 7% debentures and/or our senior secured notes, through open market purchases, privately negotiated transactions or otherwise. No debt repurchases were made during the three months ended March 31, 2024. Future repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Whether or not to repurchase any debt and the size and timing of any such repurchases will be determined at our discretion.

There were no material changes to the Company’s debt obligations since December 31, 2023. The Company was in compliance with its debt covenants as of March 31, 2024.

Dividends

On March 15, 2024, the Company paid a quarterly cash dividend per share of $.25, aggregating $51.4 million. On May 2, 2024, the Company announced a dividend of $.25 per share to be paid on June 17, 2024 to stockholders of record as of June 3, 2024. If the Company pays regular quarterly cash dividends for the remainder of 2024 at the same rate as declared in the second quarter of 2024, the Company’s total cash requirement for dividends for the remainder of 2024 would be approximately $153.9 million based on the number of shares of its common stock outstanding at April 25, 2024. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the three months ended March 31, 2024, the Company repurchased 0.4 million shares under the January 2023 Authorization with an aggregate purchase price of $7.2 million, of which $0.5 million was accrued as of March 31, 2024, and excluding excise tax and commissions. As of March 31, 2024, the Company had $302.8 million of availability remaining under the January 2023 Authorization. Subsequent to March 31, 2024 through April 25, 2024, the Company repurchased 0.2 million shares under the January 2023 Authorization with an aggregate purchase price of $4.3 million, excluding applicable excise tax and commissions.

Cloud Computing Arrangements

In addition to the anticipated cash requirements for capital expenditures noted above in “Cash Flows,” the Company expects to spend approximately $25.0 million during 2024 on cloud computing arrangements (“CCA”), primarily related to data platforms, enterprise resource planning projects and investments associated with the Company’s growth initiatives. The Company’s cash expenditures related to CCA amounted to $2.9 million during the three months ended March 31, 2024.

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor directly impacted our consolidated results of operations during the three months ended March 31, 2024, and we expect this to continue throughout the remainder of 2024. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases and product mix. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2024 there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the first quarter of 2024 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•conditions beyond our control, such as adverse weather conditions, natural disasters, hostilities, social unrest, health epidemics or pandemics or other catastrophic events; and

•other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K filed with the SEC on February 26, 2024 (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the SEC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first quarter of 2024:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
January 1, 2024 through February 4, 2024	729	$19.48	—	$310,000,010
February 5, 2024 through March 3, 2024	255,597	$18.21	145,450	$307,361,378
March 4, 2024 through March 31, 2024	255,410	$18.47	246,389	$302,813,243
Total	511,736	$18.34	391,839	$302,813,243

(1)Includes 119,897 shares of common stock reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible.

Subsequent to March 31, 2024 through April 25, 2024, the Company repurchased 0.2 million shares under the January 2023 Authorization with an aggregate purchase price of $4.3 million, excluding applicable excise tax and commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Form of Long-Term Performance Unit Award Agreement for 2024 under The Wendy’s Company 2020 Omnibus Award Plan * **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: May 2, 2024	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: May 2, 2024	By: /s/ Suzanne M. Thuerk
Suzanne M. Thuerk
Chief Accounting Officer
(Principal Accounting Officer)