Form 10-Q
period 2024-06-30
Wendy's Co
filed 2024-08-01
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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
Yes ☐ No ☒

There were 203,242,708 shares of The Wendy’s Company common stock outstanding as of July 25, 2024.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$465,489	$516,037
Restricted cash	35,718	35,848
Accounts and notes receivable, net	117,671	121,683
Inventories	6,379	6,690
Prepaid expenses and other current assets	40,087	39,640
Advertising funds restricted assets	125,215	117,755
Total current assets	790,559	837,653
Properties	894,586	891,080
Finance lease assets	231,390	228,936
Operating lease assets	687,253	705,615
Goodwill	772,794	773,727
Other intangible assets	1,202,525	1,219,129
Investments	32,181	34,445
Net investment in sales-type and direct financing leases	291,493	313,664
Other assets	185,384	178,577
Total assets	$5,088,165	$5,182,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,250	$29,250
Current portion of finance lease liabilities	21,220	20,250
Current portion of operating lease liabilities	49,931	49,353
Accounts payable	25,767	27,370
Accrued expenses and other current liabilities	116,456	135,149
Advertising funds restricted liabilities	122,239	120,558
Total current liabilities	364,863	381,930
Long-term debt	2,721,927	2,732,814
Long-term finance lease liabilities	567,071	568,767
Long-term operating lease liabilities	714,298	739,340
Deferred income taxes	270,128	270,353
Deferred franchise fees	89,054	90,132
Other liabilities	87,071	89,711
Total liabilities	4,814,412	4,873,047
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 204,149 and 205,397 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,964,479	2,960,035
Retained earnings	403,836	409,863
Common stock held in treasury, at cost; 266,275 and 265,027 shares, respectively	(3,076,632)	(3,048,786)
Accumulated other comprehensive loss	(64,972)	(58,375)
Total stockholders’ equity	273,753	309,779
Total liabilities and stockholders’ equity	$5,088,165	$5,182,826

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(Unaudited)
Revenues:
Sales	$237,355	$240,688	$462,678	$468,637
Franchise royalty revenue and fees	157,670	153,048	304,170	294,725
Franchise rental income	60,638	58,033	118,624	115,840
Advertising funds revenue	115,064	109,796	220,008	211,170
	570,727	561,565	1,105,480	1,090,372
Costs and expenses:
Cost of sales	199,886	201,010	391,999	397,546
Franchise support and other costs	16,222	13,787	30,964	27,047
Franchise rental expense	32,390	32,396	64,168	63,025
Advertising funds expense	120,817	109,618	228,191	211,279
General and administrative	61,496	62,742	125,253	125,018
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	37,492	33,498	73,010	66,970
Amortization of cloud computing arrangements	3,519	2,266	7,061	3,848
System optimization (gains) losses, net	(280)	6	(153)	1
Reorganization and realignment costs	2,452	681	8,125	7,489
Impairment of long-lived assets	689	78	2,695	454
Other operating income, net	(3,463)	(3,791)	(6,496)	(6,057)
	471,220	452,291	924,817	896,620
Operating profit	99,507	109,274	180,663	193,752
Interest expense, net	(30,995)	(31,136)	(61,530)	(62,841)
Loss on early extinguishment of debt	—	—	—	(1,266)
Investment income (loss), net	11	(6,827)	11	(10,389)
Other income, net	6,300	7,573	13,136	14,909
Income before income taxes	74,823	78,884	132,280	134,165
Provision for income taxes	(20,180)	(19,252)	(35,644)	(34,712)
Net income	$54,643	$59,632	$96,636	$99,453

Net income per share:
Basic	$.27	$.28	$.47	$.47
Diluted	$.27	$.28	$.47	$.46

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
	(Unaudited)
Net income	$54,643	$59,632	$96,636	$99,453
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,011)	4,949	(6,597)	5,107
Other comprehensive (loss) income	(2,011)	4,949	(6,597)	5,107
Comprehensive income	$52,632	$64,581	$90,039	$104,560

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 31, 2023	$47,042	$2,960,035	$409,863	$(3,048,786)	$(58,375)	$309,779
Net income	—	—	41,993	—	—	41,993
Other comprehensive loss	—	—	—	—	(4,586)	(4,586)
Cash dividends	—	—	(51,374)	—	—	(51,374)
Repurchases of common stock	—	—	—	(7,216)	—	(7,216)
Share-based compensation	—	5,853	—	—	—	5,853
Common stock issued upon exercises of stock options	—	179	—	1,036	—	1,215
Common stock issued upon vesting of restricted shares	—	(3,855)	—	1,778	—	(2,077)
Other	—	29	(17)	55	—	67
Balance at March 31, 2024	$47,042	$2,962,241	$400,465	$(3,053,133)	$(62,961)	$293,654
Net income	—	—	54,643	—	—	54,643
Other comprehensive loss	—	—	—	—	(2,011)	(2,011)
Cash dividends	—	—	(51,252)	—	—	(51,252)
Repurchases of common stock	—	—	—	(27,493)	—	(27,493)
Share-based compensation	—	5,824	—	—	—	5,824
Common stock issued upon exercises of stock options	—	(134)	—	874	—	740
Common stock issued upon vesting of restricted shares	—	(3,484)	—	3,058	—	(426)
Other	—	32	(20)	62	—	74
Balance at June 30, 2024	$47,042	$2,964,479	$403,836	$(3,076,632)	$(64,972)	$273,753

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

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 30, 2024	July 2, 2023
	(Unaudited)
Cash flows from operating activities:
Net income	$96,636	$99,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	73,010	66,970
Amortization of cloud computing arrangements	7,061	3,848
Share-based compensation	11,677	10,218
Impairment of long-lived assets	2,695	454
Deferred income tax	(104)	4,254
Non-cash rental expense, net	21,120	19,552
Change in operating lease liabilities	(24,273)	(23,528)
Net receipt of deferred vendor incentives	5,533	6,881
System optimization (gains) losses, net	(153)	1
Distributions received from joint ventures, net of equity in earnings	1,146	542
Long-term debt-related activities, net	3,738	5,334
Cloud computing arrangements expenditures	(6,878)	(16,817)
Changes in operating assets and liabilities and other, net	(45,745)	(35,658)
Net cash provided by operating activities	145,463	141,504
Cash flows from investing activities:
Capital expenditures	(34,465)	(30,164)
Franchise development fund	(11,477)	(395)
Dispositions	601	280
Notes receivable, net	1,383	1,335
Net cash used in investing activities	(43,958)	(28,944)
Cash flows from financing activities:
Repayments of long-term debt	(14,625)	(46,434)
Repayments of finance lease liabilities	(10,336)	(12,336)
Repurchases of common stock	(34,248)	(86,930)
Dividends	(102,626)	(105,715)
Proceeds from stock option exercises	2,098	7,847
Payments related to tax withholding for share-based compensation	(2,645)	(2,708)
Net cash used in financing activities	(162,382)	(246,276)
Net cash used in operations before effect of exchange rate changes on cash	(60,877)	(133,716)
Effect of exchange rate changes on cash	(3,298)	2,161
Net decrease in cash, cash equivalents and restricted cash	(64,175)	(131,555)
Cash, cash equivalents and restricted cash at beginning of period	588,816	831,801
Cash, cash equivalents and restricted cash at end of period	$524,641	$700,246

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of June 30, 2024, the results of our operations for the three and six months ended June 30, 2024 and July 2, 2023 and cash flows for the six months ended June 30, 2024 and July 2, 2023. The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full 2024 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”).

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

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended June 30, 2024
Sales at Company-operated restaurants	$231,151	$6,204	$—	$237,355
Franchise royalty revenue	117,997	18,321	—	136,318
Franchise fees	17,826	2,389	1,137	21,352
Franchise rental income	—	—	60,638	60,638
Advertising funds revenue	105,617	9,447	—	115,064
Total revenues	$472,591	$36,361	$61,775	$570,727

Three Months Ended July 2, 2023
Sales at Company-operated restaurants	$234,862	$5,826	$—	$240,688
Franchise royalty revenue	114,921	17,207	—	132,128
Franchise fees	17,461	1,395	2,064	20,920
Franchise rental income	—	—	58,033	58,033
Advertising funds revenue	101,509	8,287	—	109,796
Total revenues	$468,753	$32,715	$60,097	$561,565

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Six Months Ended June 30, 2024
Sales at Company-operated restaurants	$450,619	$12,059	$—	$462,678
Franchise royalty revenue	226,850	35,148	—	261,998
Franchise fees	35,652	4,278	2,242	42,172
Franchise rental income	—	—	118,624	118,624
Advertising funds revenue	202,317	17,691	—	220,008
Total revenues	$915,438	$69,176	$120,866	$1,105,480

Six Months Ended July 2, 2023
Sales at Company-operated restaurants	$457,494	$11,143	$—	$468,637
Franchise royalty revenue	221,260	33,018	—	254,278
Franchise fees	34,733	2,918	2,796	40,447
Franchise rental income	—	—	115,840	115,840
Advertising funds revenue	196,254	14,916	—	211,170
Total revenues	$909,741	$61,995	$118,636	$1,090,372

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	June 30, 2024 (a)	December 31, 2023 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$63,662	$55,293
Receivables, which are included in “Advertising funds restricted assets”	77,075	76,838
Deferred franchise fees (c)	100,008	100,805
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $10,954 and $89,054, respectively, as of June 30, 2024, and $10,673 and $90,132, respectively, as of December 31, 2023.

Significant changes in deferred franchise fees are as follows:

	Six Months Ended
	June 30, 2024	July 2, 2023
Deferred franchise fees at beginning of period	$100,805	$99,208
Revenue recognized during the period	(6,051)	(6,591)
New deferrals due to cash received and other	5,254	7,622
Deferred franchise fees at end of period	$100,008	$100,239

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2024 (a)	$7,650
2025	6,556
2026	6,418
2027	6,311
2028	6,192
Thereafter	66,881
$100,008
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2024, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

(3) System Optimization (Gains) Losses, Net

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of June 30, 2024, Company-operated restaurant ownership was approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During the six months ended June 30, 2024 and July 2, 2023, the Company facilitated 14 and 88 Franchise Flips, respectively. No Company-operated restaurants were sold to or purchased from franchisees during the six months ended June 30, 2024 or July 2, 2023.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Post-closing adjustments on sales of restaurants (a)	$254	$—	$254	$—
Gain (loss) on sales of other assets, net (b)	26	(6)	(101)	(1)
System optimization gains (losses), net	$280	$(6)	$153	$(1)
_______________

(a)Represents the recognition of deferred gains as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

(b)During the three and six months ended June 30, 2024, the Company received net cash proceeds of $575 and $601, respectively, primarily from the sale of surplus and other properties. During the six months ended July 2, 2023, the Company received net cash proceeds of $280 primarily from the sale of surplus and other properties.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Assets Held for Sale

As of June 30, 2024 and December 31, 2023, the Company had assets held for sale of $2,695 and $2,689, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(4) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Organizational redesign	$2,409	$670	$8,031	$7,407
Other reorganization and realignment plans	43	11	94	82
Reorganization and realignment costs	$2,452	$681	$8,125	$7,489

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). As a result of the Organizational Redesign Plan, the Company held its general and administrative expense in 2023 relatively flat compared with 2022. Additionally, in January 2024, the Board of Directors announced the appointment of Kirk Tanner as the Company’s new President and Chief Executive Officer, effective February 5, 2024. Mr. Tanner succeeded Todd A. Penegor, the Company’s previous President and Chief Executive Officer, who departed from the Company in February 2024. The Company expects to incur total costs of approximately $18,000 related to the Organizational Redesign Plan, including costs related to the succession of the President and Chief Executive Officer role. During the six months ended June 30, 2024 and July 2, 2023, the Company recognized costs totaling $8,031 and $7,407, respectively, which primarily included severance and related employee costs. The Company expects to incur additional costs aggregating approximately $1,200, comprised of (1) severance and related employee costs of approximately $400 and (2) share-based compensation of approximately $800. The Company expects costs related to the Organizational Redesign Plan to continue into 2026.

The following is a summary of the costs recorded as a result of the Organizational Redesign Plan:

	Three Months Ended		Six Months Ended		Total Incurred Since Inception
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Severance and related employee costs	$1,948	$21	$7,310	$5,560	$13,553
Recruitment and relocation costs	—	86	82	164	636
Third-party and other costs	14	386	64	731	1,060
	1,962	493	7,456	6,455	15,249
Share-based compensation (a)	447	177	575	952	1,846
Total organizational redesign	$2,409	$670	$8,031	$7,407	$17,095
_______________

(a)Primarily represents the accelerated recognition of share-based compensation resulting from the termination of employees under the Organizational Redesign Plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As of June 30, 2024, the accruals for the Organizational Redesign Plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $4,558 and $2,211, respectively. The tables below present a rollforward of our accruals for the Organizational Redesign Plan.

	Balance December 31, 2023	Charges	Payments	Balance June 30, 2024
Severance and related employee costs	$1,692	$7,310	$(2,233)	$6,769
Recruitment and relocation costs	—	82	(82)	—
Third-party and other costs	—	64	(64)	—
	$1,692	$7,456	$(2,379)	$6,769

	Balance January 1, 2023	Charges	Payments	Balance July 2, 2023
Severance and related employee costs	$—	$5,560	$(2,405)	$3,155
Recruitment and relocation costs	—	164	(164)	—
Third-party and other costs	—	731	(731)	—
	$—	$6,455	$(3,300)	$3,155

Other Reorganization and Realignment Plans

Costs incurred under the Company’s other reorganization and realignment plans were not material during the six months ended June 30, 2024 and July 2, 2023. The Company does not expect to incur any material additional costs under these plans.

(5) Investments

The following is a summary of the carrying value of our investments:

	June 30, 2024	December 31, 2023
Equity method investment	$30,463	$32,727
Other investments in equity securities	1,718	1,718
	$32,181	$34,445

Equity Method Investment

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is activity related to our investment in TimWen included in our condensed consolidated financial statements:

	Six Months Ended
	June 30, 2024	July 2, 2023
Balance at beginning of period	$32,727	$33,921

Equity in earnings for the period	6,797	6,343
Amortization of purchase price adjustments (a)	(1,248)	(1,373)
	5,549	4,970
Distributions received	(6,695)	(5,512)
Foreign currency translation adjustment included in “Other comprehensive (loss) income”	(1,118)	786
Balance at end of period	$30,463	$34,165
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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$321,656	$321,656	$365,901	$365,901	Level 1
Other investments in equity securities (a)	1,718	1,718	1,718	1,718	Level 2

Financial liabilities (b)
Series 2022-1 Class A-2-I Notes	98,000	91,863	98,500	92,289	Level 2
Series 2022-1 Class A-2-II Notes	388,134	356,916	390,134	370,577	Level 2
Series 2021-1 Class A-2-I Notes	421,019	367,486	423,269	362,572	Level 2
Series 2021-1 Class A-2-II Notes	630,280	529,044	633,530	530,581	Level 2
Series 2019-1 Class A-2-I Notes	355,673	338,643	357,673	341,606	Level 2
Series 2019-1 Class A-2-II Notes	400,873	374,143	403,123	374,058	Level 2
Series 2018-1 Class A-2-II Notes	438,724	413,155	441,099	412,754	Level 2
7% debentures, due in 2025	48,574	49,570	48,237	49,431	Level 2
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

		Fair Value Measurements
	June 30, 2024	Level 1	Level 2	Level 3
Held and used	$2,425	$—	$—	$2,425
Held for sale	1,374	—	—	1,374
Total	$3,799	$—	$—	$3,799

		Fair Value Measurements
	December 31, 2023	Level 1	Level 2	Level 3
Held and used	$1,212	$—	$—	$1,212
Held for sale	1,044	—	—	1,044
Total	$2,256	$—	$—	$2,256

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

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Company-operated restaurants	$644	$78	$2,418	$428
Surplus properties	45	—	277	26
	$689	$78	$2,695	$454

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(8) Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2024 and July 2, 2023 was 27.0% and 24.4%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended June 30, 2024 primarily due to state income taxes and the tax effects of our foreign operations.

The Company’s effective tax rate for the six months ended June 30, 2024 and July 2, 2023 was 26.9% and 25.9%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the six months ended June 30, 2024 primarily due to state income taxes and the tax effects of our foreign operations.

There were no significant changes to the unrecognized tax benefits or related interest and penalties for the three and six months ended June 30, 2024. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $220 due to lapses of statutes of limitations.

The current portion of refundable income taxes was $12,750 and $5,284 as of June 30, 2024 and December 31, 2023, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of June 30, 2024 or December 31, 2023.

(9) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net income	$54,643	$59,632	$96,636	$99,453

Common stock:
Weighted average basic shares outstanding	204,919	210,624	205,145	211,585
Dilutive effect of stock options and restricted shares	1,266	2,304	1,433	2,393
Weighted average diluted shares outstanding	206,185	212,928	206,578	213,978

Net income per share:
Basic	$.27	$.28	$.47	$.47
Diluted	$.27	$.28	$.47	$.46

Basic net income per share for the three and six months ended June 30, 2024 and July 2, 2023 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 7,606 and 7,197 for the three and six months ended June 30, 2024, respectively, and 4,420 and 4,476 for the three and six months ended July 2, 2023, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(10) Stockholders’ Equity

Dividends

During each of the first and second quarters of 2024 and 2023, the Company paid dividends per share of $.25.

Repurchases of Common Stock

In January 2023, our Board of Directors authorized a repurchase program for up to $500,000 of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Authorization”). During the six months ended June 30, 2024, the Company repurchased 1,955 shares under the January 2023 Authorization with an aggregate purchase price of $34,448, of which $801 was accrued as of June 30, 2024, and excluding excise tax of $233 and commissions of $28. As of June 30, 2024, the Company had $275,552 of availability remaining under the January 2023 Authorization. Subsequent to June 30, 2024 through July 25, 2024, the Company repurchased 929 shares under the January 2023 Authorization with an aggregate purchase price of $15,552, excluding applicable excise tax and commissions.

During the six months ended July 2, 2023, the Company repurchased 4,023 shares under the January 2023 Authorization with an aggregate purchase price of $88,254, of which $1,380 was accrued as of July 2, 2023, and excluding excise tax of $683 and commissions of $56.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Six Months Ended
	June 30, 2024	July 2, 2023
Balance at beginning of period	$(58,375)	$(64,176)
Foreign currency translation	(6,597)	5,107
Balance at end of period	$(64,972)	$(59,069)

(11) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment. As of June 30, 2024, the nature of restaurants operated by the Company and its franchisees was as follows:

June 30, 2024
Company-operated restaurants:
Owned land and building	155
Owned building and held long-term land leases	145
Leased land and building	111
Total Company-operated restaurants	411

Franchisee-operated restaurants:
Company-owned properties leased to franchisees	492
Company-leased properties subleased to franchisees	1,173
Other franchisee-operated restaurants	5,185
Total franchisee-operated restaurants	6,850
Total Company-operated and franchisee-operated restaurants	7,261

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Finance lease cost:
Amortization of finance lease assets	$4,372	$4,058	$8,669	$8,121
Interest on finance lease liabilities	10,699	10,743	21,357	21,493
	15,071	14,801	30,026	29,614
Operating lease cost	21,524	21,429	43,225	42,878
Variable lease cost (a)	17,365	17,519	33,853	33,600
Short-term lease cost	1,226	1,461	2,620	2,967
Total operating lease cost (b)	40,115	40,409	79,698	79,445
Total lease cost	$55,186	$55,210	$109,724	$109,059
_______________

(a)Includes expenses for executory costs of $10,033 and $10,172 for the three months ended June 30, 2024 and July 2, 2023, respectively, and $20,254 and $20,020 for the six months ended June 30, 2024 and July 2, 2023, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $32,355 and $32,329 for the three months ended June 30, 2024 and July 2, 2023, respectively, and $64,073 and $62,927 for the six months ended June 30, 2024 and July 2, 2023, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $7,402 and $7,546 for the three months ended June 30, 2024 and July 2, 2023, respectively, and $14,790 and $15,411 for the six months ended June 30, 2024 and July 2, 2023, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

Company as Lessor

The components of lease income are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Sales-type and direct-financing leases:
Selling profit	$88	$1,072	$72	$1,201
Interest income (a)	7,178	7,868	14,897	15,730

Operating lease income	42,950	40,629	84,447	82,785
Variable lease income	17,688	17,404	34,177	33,055
Franchise rental income (b)	$60,638	$58,033	$118,624	$115,840
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $45,049 and $42,961 recognized during the three months ended June 30, 2024 and July 2, 2023, respectively, and $87,832 and $85,912 recognized during the six months ended June 30, 2024 and July 2, 2023, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $10,155 and $10,115 for the three months ended June 30, 2024 and July 2, 2023, respectively, and $20,244 and $19,893 for the six months ended June 30, 2024 and July 2, 2023, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) Supplemental Cash Flow Information

The following table includes supplemental non-cash investing and financing activities:

	Six Months Ended
	June 30, 2024	July 2, 2023
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$9,968	$11,422
Finance leases	13,085	8,257

The following table includes a reconciliation of cash, cash equivalents and restricted cash:

	June 30, 2024	December 31, 2023
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$465,489	$516,037
Restricted cash	35,718	35,848
Restricted cash, included in Advertising funds restricted assets	23,434	36,931
Total cash, cash equivalents and restricted cash	$524,641	$588,816

(13) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $10,522 and $10,140 under these lease agreements during the six months ended June 30, 2024 and July 2, 2023, respectively, which is recorded to “Franchise rental expense.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $120 and $121 during the six months ended June 30, 2024 and July 2, 2023, respectively, which is included as a reduction to “General and administrative.”

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

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. In addition, QSCC collects certain rebates, price variance and other recoveries, technology fees, convention fees and other funding from third-party vendors as part of the administration and management of the Wendy’s supply chain in the U.S. and Canada. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $3,379 during the six months ended June 30, 2024, of which $2,909 is included in “Other operating income, net” and $470 is included as a reduction of “Cost of sales.” There were no patronage dividends recorded during the six months ended July 2, 2023.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Transactions with Yellow Cab

Certain family members and/or affiliates of Mr. Nelson Peltz, our Chairman, Mr. Peter May, our Senior Vice Chairman, and Mr. Matthew Peltz, our Vice Chairman, hold minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee, that as of June 30, 2024 owns and operates 86 Wendy’s restaurants, and/or certain of the operating companies managed by Yellow Cab. During the six months ended June 30, 2024 and July 2, 2023, the Company recognized $7,543 and $7,411, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. In all transactions involving Yellow Cab, the Company’s standard franchisee recruiting and approval processes were followed, no modifications were made to the Company’s standard franchise agreements or related documents, and all deal terms and transaction documents were negotiated and executed on an arm’s-length basis, consistent with the Company’s comparable franchise transactions and relationships. As of June 30, 2024 and December 31, 2023, $1,134 and $1,153, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

Transactions with AMC

In February 2023, Ms. Kristin Dolan, a director of the Company, was appointed as the Chief Executive Officer of AMC Networks Inc. (“AMC”). During the six months ended June 30, 2024 and July 2, 2023, the Company purchased approximately $1,100 and $1,200, respectively, of advertising time from a subsidiary of AMC. The Company’s advertising spend with AMC was made in the ordinary course of business and approved on an arm’s-length basis, consistent with the Company’s comparable advertising decisions. As of December 31, 2023, approximately $584 was due to AMC for such advertising time, which is included in “Advertising funds restricted liabilities.” There were no amounts due to AMC as of June 30, 2024.

(14) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Franchisee Incentive Programs

To promote new restaurant development, Wendy’s has provided franchisees with certain incentive programs for qualifying new restaurants. In July 2024, Wendy’s announced a new development incentive structure in the U.S. that provides for reductions in royalty and national advertising fees for qualifying new restaurants for two, three or four years of operation based on the number of restaurants committed to under the development agreement.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $89,111 as of June 30, 2024. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of June 30, 2024. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of June 30, 2024.

Letters of Credit

As of June 30, 2024, the Company had outstanding letters of credit with various parties totaling $28,840. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Variable Funding Senior Secured Notes, Class A-1. We do not expect any material loss to result from these letters of credit.

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

(16) Segment Information

Revenues by segment are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Wendy’s U.S.	$472,591	$468,753	$915,438	$909,741
Wendy’s International	36,361	32,715	69,176	61,995
Global Real Estate & Development	61,775	60,097	120,866	118,636
Total revenues	$570,727	$561,565	$1,105,480	$1,090,372

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Wendy’s U.S. (a)	$136,709	$142,947	$262,533	$268,177
Wendy’s International (b)	10,675	8,531	21,365	15,977
Global Real Estate & Development	28,182	26,534	52,243	51,602
Total segment profit	175,566	178,012	$336,141	$335,756
Unallocated franchise support and other costs	(191)	23	(217)	23
Advertising funds deficit	254	1,315	461	2,421
Unallocated general and administrative (c)	(32,456)	(33,653)	(65,846)	(65,814)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(37,492)	(33,498)	(73,010)	(66,970)
Amortization of cloud computing arrangements	(3,519)	(2,266)	(7,061)	(3,848)
System optimization gains (losses), net	280	(6)	153	(1)
Reorganization and realignment costs	(2,452)	(681)	(8,125)	(7,489)
Impairment of long-lived assets	(689)	(78)	(2,695)	(454)
Unallocated other operating income, net	206	106	862	128
Interest expense, net	(30,995)	(31,136)	(61,530)	(62,841)
Loss on early extinguishment of debt	—	—	—	(1,266)
Investment income (loss), net	11	(6,827)	11	(10,389)
Other income, net	6,300	7,573	13,136	14,909
Income before income taxes	$74,823	$78,884	$132,280	$134,165
_______________

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(a)Wendy’s U.S. includes advertising funds expense of $5,084 and $7,409 for the three and six months ended June 30, 2024 related to the Company’s funding of incremental advertising.

(b)Wendy’s International includes advertising funds expense of $603 and $765 for the three and six months ended June 30, 2024, respectively, and $658 and $1,206 for the three and six months ended July 2, 2023, respectively, related to the Company’s funding of incremental advertising in Canada. In addition, Wendy’s International includes other international-related advertising deficit of $320 and $470 for the three and six months ended June 30, 2024, respectively, and $479 and $1,324 for the three and six months ended July 2, 2023, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”). There have been no material changes as of June 30, 2024 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic and dollar share, and the third largest globally with 7,261 restaurants in the U.S. and 31 foreign countries and U.S. territories as of June 30, 2024.

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

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31. All three- six-and month periods presented herein contain 13 weeks and 26 weeks, respectively. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

Executive Overview

Our Business

As of June 30, 2024, the Wendy’s restaurant system was comprised of 7,261 restaurants, with 6,013 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 399 were operated by the Company and 5,614 were operated by a total of 208 franchisees. In addition, at June 30, 2024, there were 1,248 Wendy’s restaurants in operation in 31 foreign countries and U.S. territories. Of the international restaurants, 1,236 were operated by a total of 108 franchisees and 12 were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of June 30, 2024.

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

Second Quarter Financial Highlights

•Revenue increased 1.6% to $570.7 million in the second quarter of 2024 compared with $561.6 million in the second quarter of 2023;

•Global same-restaurant sales increased 0.8%, U.S. same-restaurant sales increased 0.6% and international same-restaurant sales increased 2.5% compared with the second quarter of 2023. On a two-year basis, global same-restaurant sales increased 5.9%;

•Global Company-operated restaurant margin was 15.8% in the second quarter of 2024, a decrease of 70 basis points compared with the second quarter of 2023; and

•Net income decreased 8.4% to $54.6 million in the second quarter of 2024 compared with $59.6 million in the second quarter of 2023.

Year-to-Date Financial Highlights

•Revenue increased 1.4% to $1.11 billion in the first six months of 2024 compared with $1.09 billion in the first six months of 2023;

•Global same-restaurant sales increased 0.9%, U.S. same-restaurant sales increased 0.6% and international same-restaurant sales increased 2.8% compared with the first six months of 2023. On a two-year basis, global same-restaurant sales increased 7.4%;

•Global Company-operated restaurant margin was 15.3% in the first six months of 2024, an increase of 10 basis points compared with the first six months of 2023; and

•Net income decreased 2.9% to $96.6 million in the first six months of 2024 compared with $99.5 million in the first six months of 2023.

Global Same-Restaurant Sales

Wendy’s long-term growth opportunities include driving same-restaurant sales across all dayparts through quality differentiation, exciting menu innovation and compelling value offerings. Global same-restaurant sales increased 0.8% in the second quarter of 2024 and increased 5.9% on a two-year basis. Global same-restaurant sales increased 0.9% in the first six months of 2024 and increased 7.4% on a two-year basis. To drive same-restaurant sales across the breakfast daypart, the Company plans to fund approximately $22.0 million of incremental breakfast advertising in 2024.

Digital

Wendy’s long-term growth opportunities include accelerating consumer-facing digital platforms and technologies to drive global systemwide sales. Over the past several years, the Company has invested significant resources to focus on consumer-facing technology, including activating mobile ordering via Wendy’s mobile app, launching the Wendy’s Rewards loyalty program in the U.S. and Canada and establishing delivery agreements with third-party vendors. The Company is also continuing to make digital investments and is partnering with key technology providers to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth. During the second quarter of 2023, the Company revised its definition of digital sales to reflect our full digital portfolio by including in-restaurant mobile scans, in addition to our previously included delivery, mobile order and kiosk digital channels. The Company’s digital business has continued to grow and, under the revised definition, digital sales as a percent of global systemwide sales increased from approximately 12.7% during the first six months of 2023 to approximately 16.9% during the first six months of 2024.

New Restaurant Development

Wendy’s long-term growth opportunities include expanding the Company’s footprint across the globe. To promote new restaurant development, the Company has provided franchisees with certain incentive programs for qualifying new restaurants, in addition to our build to suit development fund. In July 2024, Wendy’s announced a new development incentive structure in the U.S. that provides for reductions in royalty and national advertising fees for qualifying new restaurants for two, three or four years of operation based on the number of restaurants committed to under the development agreement. In addition, the Company has development agreements in place with a number of franchisees that contractually obligate such franchisees to open additional Wendy’s restaurants over a specified timeframe. During the six months ended June 30, 2024, Wendy’s added 21 net new restaurants across the system.

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). As a result of the Organizational Redesign Plan, the Company held its general and administrative expense in 2023 relatively flat compared with 2022. Additionally, in January 2024, the Board of Directors announced the appointment of Kirk Tanner as the Company’s new President and Chief Executive Officer, effective February 5, 2024. Mr. Tanner succeeded Todd A. Penegor, the Company’s previous President and Chief Executive Officer, who departed from the Company in February 2024. The Company expects to incur total costs of approximately $18 million related to the Organizational Redesign Plan, including costs related to the succession of the President and Chief Executive Officer role. Of the total costs, approximately $15 million will be cash expenditures expected through 2026. Costs related to the Organizational Redesign Plan are recorded to “Reorganization and realignment costs.” During the six months ended June 30, 2024, the Company recognized costs totaling $8.0 million, which primarily included severance and related employee costs. The Company expects to incur additional costs aggregating approximately $1.2 million, comprised of (1) severance and related employee costs of approximately $0.4 million and (2) share-based compensation of approximately $0.8 million. The Company expects costs related to the Organizational Redesign Plan to continue into 2026.

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the second quarter and the first six months of 2024 and 2023.

	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Revenues:
Sales	$237.4	$240.7	$(3.3)	$462.7	$468.6	$(5.9)
Franchise royalty revenue and fees	157.6	153.1	4.5	304.2	294.8	9.4
Franchise rental income	60.6	58.0	2.6	118.6	115.8	2.8
Advertising funds revenue	115.1	109.8	5.3	220.0	211.2	8.8
	570.7	561.6	9.1	1,105.5	1,090.4	15.1
Costs and expenses:
Cost of sales	199.9	201.0	(1.1)	392.0	397.5	(5.5)
Franchise support and other costs	16.2	13.8	2.4	31.0	27.0	4.0
Franchise rental expense	32.4	32.4	—	64.2	63.0	1.2
Advertising funds expense	120.8	109.6	11.2	228.2	211.3	16.9
General and administrative	61.5	62.7	(1.2)	125.3	125.0	0.3
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	37.5	33.5	4.0	73.0	67.0	6.0
Amortization of cloud computing arrangements	3.5	2.3	1.2	7.1	3.8	3.3
System optimization gains, net	(0.3)	—	(0.3)	(0.2)	—	(0.2)
Reorganization and realignment costs	2.5	0.7	1.8	8.1	7.5	0.6
Impairment of long-lived assets	0.7	0.1	0.6	2.7	0.5	2.2
Other operating income, net	(3.5)	(3.8)	0.3	(6.6)	(6.0)	(0.6)
	471.2	452.3	18.9	924.8	896.6	28.2
Operating profit	99.5	109.3	(9.8)	180.7	193.8	(13.1)
Interest expense, net	(31.0)	(31.1)	0.1	(61.5)	(62.8)	1.3
Loss on early extinguishment of debt	—	—	—	—	(1.3)	1.3
Investment loss, net	—	(6.8)	6.8	—	(10.4)	10.4
Other income, net	6.3	7.5	(1.2)	13.1	14.9	(1.8)
Income before income taxes	74.8	78.9	(4.1)	132.3	134.2	(1.9)
Provision for income taxes	(20.2)	(19.3)	(0.9)	(35.7)	(34.7)	(1.0)
Net income	$54.6	$59.6	$(5.0)	$96.6	$99.5	$(2.9)

	Second Quarter				Six Months
	2024	% of Total Revenues	2023	% of Total Revenues	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Sales	$237.4	41.6%	$240.7	42.9%	$462.7	41.9%	$468.6	43.0%
Franchise royalty revenue and fees:
Franchise royalty revenue	136.3	23.9%	132.1	23.5%	262.0	23.7%	254.3	23.3%
Franchise fees	21.3	3.7%	21.0	3.7%	42.2	3.8%	40.5	3.7%
Total franchise royalty revenue and fees	157.6	27.6%	153.1	27.2%	304.2	27.5%	294.8	27.0%
Franchise rental income	60.6	10.6%	58.0	10.3%	118.6	10.7%	115.8	10.6%
Advertising funds revenue	115.1	20.2%	109.8	19.6%	220.0	19.9%	211.2	19.4%
Total revenues	$570.7	100.0%	$561.6	100.0%	$1,105.5	100.0%	$1,090.4	100.0%

	Second Quarter				Six Months
	2024	% of Sales	2023	% of Sales	2024	% of Sales	2023	% of Sales
Cost of sales:
Food and paper	$73.6	31.0%	$75.8	31.5%	$142.7	30.8%	$149.6	31.9%
Restaurant labor	76.0	32.0%	75.3	31.3%	149.6	32.3%	148.9	31.8%
Occupancy, advertising and other operating costs	50.3	21.2%	49.9	20.7%	99.7	21.5%	99.0	21.1%
Total cost of sales	$199.9	84.2%	$201.0	83.5%	$392.0	84.7%	$397.5	84.8%

	Second Quarter				Six Months
	2024	% of Sales	2023	% of Sales	2024	% of Sales	2023	% of Sales
Company-operated restaurant margin:
U.S.	$38.1	16.5%	$40.6	17.3%	$71.6	15.9%	$73.3	16.0%
Global	37.5	15.8%	39.7	16.5%	70.7	15.3%	71.1	15.2%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	Second Quarter		Six Months
	2024	2023	2024	2023
Key business measures:
U.S. same-restaurant sales:
Company-operated	(1.1)%	3.1%	(1.0)%	5.2%
Franchised	0.7%	5.0%	0.8%	6.1%
Systemwide	0.6%	4.9%	0.6%	6.0%

International same-restaurant sales (a)	2.5%	7.2%	2.8%	10.3%

Global same-restaurant sales:
Company-operated	(1.3)%	3.3%	(1.1)%	5.3%
Franchised (a)	1.0%	5.3%	1.0%	6.6%
Systemwide (a)	0.8%	5.1%	0.9%	6.5%

Systemwide sales (b):
U.S. Company-operated	$231.2	$234.9	$450.6	$457.5
U.S. franchised	3,008.5	2,949.7	5,783.1	5,671.9
U.S. systemwide	3,239.7	3,184.6	6,233.7	6,129.4
International Company-operated	6.2	5.8	12.1	11.1
International franchised (a)	483.3	455.1	931.4	868.3
International systemwide (a)	489.5	460.9	943.5	879.4
Global systemwide (a)	$3,729.2	$3,645.5	$7,177.2	$7,008.8
_______________

(a)Excludes Argentina due to the impact of that country’s highly inflationary economy.

(b)During the second quarter of 2024 and 2023, global systemwide sales increased 2.6% and 6.9%, respectively, U.S. systemwide sales increased 1.7% and 6.1%, respectively, and international systemwide sales increased 8.3% and 12.7%, respectively, on a constant currency basis. During the first six months of 2024 and 2023, global systemwide sales increased 2.6% and 8.4% respectively, U.S. systemwide sales increased 1.7% and 7.3%, respectively, and international systemwide sales increased 8.5% and 16.6%, respectively, on a constant currency basis.

	Second Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at March 31, 2024	399	5,629	12	1,208	7,248
Opened	1	24	—	39	64
Closed	(1)	(39)	—	(11)	(51)
Restaurant count at June 30, 2024	399	5,614	12	1,236	7,261

	Six Months
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide

Restaurant count at December 31, 2023	403	5,627	12	1,198	7,240
Opened	2	41	—	56	99
Closed	(6)	(54)	—	(18)	(78)
Restaurant count at June 30, 2024	399	5,614	12	1,236	7,261

Sales	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Sales	$237.4	$240.7	$(3.3)	$462.7	$468.6	$(5.9)

The decrease in sales during the second quarter and the first six months of 2024 was primarily due to (1) a 1.3% and 1.1% decrease in global Company-operated same-restaurant sales of $3.4 million and $5.2 million, respectively, and (2) net closures of Company-operated restaurants of $0.6 million and $2.3 million, respectively. Company-operated same-restaurant sales decreased due to a decrease in customer count, partially offset by higher average check.

Franchise Royalty Revenue and Fees	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Franchise royalty revenue	$136.3	$132.1	$4.2	$262.0	$254.3	$7.7
Franchise fees	21.3	21.0	0.3	42.2	40.5	1.7
	$157.6	$153.1	$4.5	$304.2	$294.8	$9.4

Franchise royalty revenue during the second quarter of 2024 increased $4.2 million, of which (1) $1.7 million was due to net new restaurant development and (2) $1.5 million was due to a 1.0% increase in global franchise same-restaurant sales. Franchise royalty revenue during the first six months of 2024 increased $7.7 million, of which (1) $3.4 million was due to net new restaurant development and (2) $3.1 million was due to a 1.0% increase in global franchise same-restaurant sales. Franchise same-restaurant sales during the second quarter and first six months of 2024 increased due to higher average check, partially offset by a decrease in customer count.

The increase in franchise fees during the first six months of 2024 was primarily due to (1) higher fees for providing information technology services to franchisees of $0.8 million and (2) an increase in other miscellaneous franchise fees of $0.9 million.

Franchise Rental Income	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Franchise rental income	$60.6	$58.0	$2.6	$118.6	$115.8	$2.8

The increase in franchise rental income during the second quarter and the first six months of 2024 was primarily due to amending certain existing leases and entering into new leases.

Advertising Funds Revenue	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Advertising funds revenue	$115.1	$109.8	$5.3	$220.0	$211.2	$8.8

The increase in advertising funds revenue during the second quarter and the first six months of 2024 was primarily due to (1) net new restaurant development of $1.7 million and $3.1 million, respectively, (2) an increase in franchise same-restaurant sales in the U.S. and Canada of $1.0 million and $1.9 million, respectively, and (3) higher other miscellaneous advertising revenues of $1.5 million and $2.0 million, respectively.

Cost of Sales, as a Percent of Sales	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Food and paper	31.0%	31.5%	(0.5)%	30.8%	31.9%	(1.1)%
Restaurant labor	32.0%	31.3%	0.7%	32.3%	31.8%	0.5%
Occupancy, advertising and other operating costs	21.2%	20.7%	0.5%	21.5%	21.1%	0.4%
	84.2%	83.5%	0.7%	84.7%	84.8%	(0.1)%

The increase in cost of sales, as a percent of sales, during the second quarter of 2024 was primarily due to (1) an increase in restaurant labor costs and (2) a decrease in customer count. These impacts were partially offset by higher average check.

The decrease in cost of sales, as a percent of sales, during the first six months of 2024 was primarily due to (1) higher average check and (2) higher investments to support the entry into the U.K. market and additional inflationary pressures in the U.K. in the prior year. These impacts were partially offset by (1) an increase in restaurant labor costs and (2) a decrease in customer count.

Franchise Support and Other Costs	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Franchise support and other costs	$16.2	$13.8	$2.4	$31.0	$27.0	$4.0

The increase in franchise support and other costs during the second quarter and the first six months of 2024 was primarily due to an increase in costs incurred to provide information technology and other services to franchisees.

Franchise Rental Expense	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Franchise rental expense	$32.4	$32.4	$—	$64.2	$63.0	$1.2

The increase in franchise rental expense during the first six months of 2024 was primarily due to the impact of assigning certain leases to franchisees.

Advertising Funds Expense	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Advertising funds expense	$120.8	$109.6	$11.2	$228.2	$211.3	$16.9

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. The Company expects advertising funds expense to be higher than advertising funds revenue by approximately $22.0 million for 2024, which represents the Company’s plan to fund incremental breakfast advertising. The increase in advertising funds expense during the second quarter and the first six months of 2024 was primarily due to (1) the recognition of the expected Company breakfast advertising spend in excess of advertising funds revenue of $5.7 million and $8.2 million, respectively, and (2) an increase in franchise same-restaurant sales in the U.S. and Canada.

General and Administrative	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Employee compensation and benefits	$33.5	$31.2	$2.3	$68.2	$65.0	$3.2
Share-based compensation	5.4	5.4	—	11.1	9.3	1.8
Incentive compensation	5.5	7.6	(2.1)	12.5	15.1	(2.6)
Professional fees	13.4	14.7	(1.3)	27.3	29.6	(2.3)
Other, net	3.7	3.8	(0.1)	6.2	6.0	0.2
	$61.5	$62.7	$(1.2)	$125.3	$125.0	$0.3

The decrease in general and administrative expenses during the second quarter of 2024 was primarily due to (1) a decrease in incentive compensation accruals, reflecting lower operating performance as compared to plan in 2024 versus 2023, and (2) a decrease in professional fees, primarily as a result of costs associated with the Company’s human capital management (“HCM”) system implementation completed in the third quarter of 2023. These decreases were partially offset by higher employee compensation and benefits.

The increase in general and administrative expenses during the first six months of 2024 was primarily due to (1) higher employee compensation and benefits and (2) higher share-based compensation. These increases were partially offset by (1) a decrease in incentive compensation accruals, reflecting lower operating performance as compared to plan in 2024 versus 2023, and (2) a decrease in professional fees, primarily as a result of costs associated with the Company’s HCM system implementation completed in the third quarter of 2023.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Restaurants	$23.1	$21.1	$2.0	$45.6	$42.0	$3.6
Technology support, corporate and other	14.4	12.4	2.0	27.4	25.0	2.4
	$37.5	$33.5	$4.0	$73.0	$67.0	$6.0

The increase in depreciation and amortization during the second quarter and the first six months of 2024 was primarily due to (1) asset additions for new and remodeled restaurants and (2) depreciation and amortization for technology investments.

Amortization of Cloud Computing Arrangements	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Amortization of cloud computing arrangements	$3.5	$2.3	$1.2	$7.1	$3.8	$3.3

The increase in amortization of cloud computing arrangements during the second quarter and the first six months of 2024 was primarily due to amortization of assets associated with the Company’s HCM system implementation completed in the third quarter of 2023.

System Optimization Gains, Net	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
System optimization gains, net	$(0.3)	$—	$(0.3)	$(0.2)	$—	$(0.2)

System optimization gains, net for the second quarter and the first six months of 2024 were primarily comprised of post-closing adjustments on sales of restaurants. See Note 3 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Reorganization and Realignment Costs	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Organizational redesign	$2.4	$0.7	$1.7	$8.0	$7.4	$0.6
Other reorganization and realignment plans	0.1	—	0.1	0.1	0.1	—
	$2.5	$0.7	$1.8	$8.1	$7.5	$0.6

The increase in reorganization and realignment costs during the second quarter and the first six months of 2024 was primarily due to higher severance and related employee costs under the Organizational Redesign Plan. See Note 4 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information on the Organizational Redesign Plan.

Costs incurred under the Company’s other reorganization and realignment plans were not material during the three and six months ended June 30, 2024 and July 2, 2023. The Company does not expect to incur any material additional costs under these plans.

Impairment of Long-Lived Assets	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Impairment of long-lived assets	$0.7	$0.1	$0.6	$2.7	$0.5	$2.2

The increase in impairment of long-lived assets during the second quarter and the first six months of 2024 was primarily due to higher impairment charges as a result of the deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Equity in earnings in joint venture, net	$(3.0)	$(2.9)	$(0.1)	$(5.5)	$(5.0)	$(0.5)
Other, net	(0.5)	(0.9)	0.4	(1.1)	(1.0)	(0.1)
	$(3.5)	$(3.8)	$0.3	$(6.6)	$(6.0)	$(0.6)

The increase in other operating income during the first six months of 2024 was primarily due to an increase in the equity in earnings from our TimWen joint venture.

Interest Expense, Net	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Interest expense, net	$31.0	$31.1	$(0.1)	$61.5	$62.8	$(1.3)

The decrease in interest expense, net during the second quarter and the first six months of 2024 was primarily due to lower outstanding long-term debt.

Loss on Early Extinguishment of Debt	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Loss on early extinguishment of debt	$—	$—	$—	$—	$1.3	$(1.3)

During the first quarter of 2023, the Company incurred a loss on early extinguishment of debt of $1.3 million related to the repurchase of $31.6 million in principal of the Company’s 7% debentures.

Investment Loss, Net	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Investment loss, net	$—	$6.8	$(6.8)	$—	$10.4	$(10.4)

During the second quarter and the first six months of 2023, the Company recorded a loss of $6.8 million and $10.4 million, respectively, due to impairment charges for the difference between the estimated fair value and the carrying value of an investment in equity securities.

Other Income, Net	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Other income, net	$6.3	$7.5	$(1.2)	$13.1	$14.9	$(1.8)

The decrease in other income, net during the second quarter and the first six months of 2024 was primarily due to a decrease in interest income, reflecting lower balances of cash equivalents.

Provision for Income Taxes	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Income before income taxes	$74.8	$78.9	$(4.1)	$132.3	$134.2	$(1.9)
Provision for income taxes	(20.2)	(19.3)	(0.9)	(35.7)	(34.7)	(1.0)
Effective tax rate on income	27.0%	24.4%	2.6%	26.9%	25.9%	1.0%

Our effective tax rates for the second quarter and the first six months of 2024 and 2023 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The increase in the effective tax rate for the second quarter and the first six months of 2024 was primarily due to (1) an increase in the tax effects of our foreign operations, (2) a decrease in the benefit from share-based compensation and (3) lower net income from our national advertising funds, which are not subject to tax. During the first six months of 2024, these changes were partially offset by a one-time adjustment to our foreign deferred income taxes related to prior periods.

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

Segment Information

See Note 16 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Sales	$231.2	$234.9	$(3.7)	$450.6	$457.5	$(6.9)
Franchise royalty revenue	118.0	114.9	3.1	226.8	221.3	5.5
Franchise fees	17.8	17.5	0.3	35.7	34.6	1.1
Advertising fund revenue	105.6	101.5	4.1	202.3	196.3	6.0
Total revenues	$472.6	$468.8	$3.8	$915.4	$909.7	$5.7
Segment profit	$136.7	$142.9	$(6.2)	$262.5	$268.2	$(5.7)

The increase in Wendy’s U.S. revenues during the second quarter and the first six months of 2024 was primarily due to (1) net new franchise restaurant development and (2) an increase in franchise same-restaurant sales. Franchise same-restaurant sales increased during the second quarter and the first six months of 2024 primarily due to higher average check, partially offset by a decrease in customer count. These increases were partially offset by a decrease in Company-operated sales driven by the same factors as described above for “Sales.”

The decrease in Wendy’s U.S. segment profit during the second quarter and the first six months of 2024 was primarily due to (1) an increase in the Company’s funding of incremental advertising, (2) a decrease in Company-operated sales and (3) higher franchise support and other costs. These changes were partially offset by an increase in franchise royalty revenue and fees.

Wendy’s International

	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Sales	$6.2	$5.8	$0.4	$12.1	$11.1	$1.0
Franchise royalty revenue	18.3	17.2	1.1	35.1	33.0	2.1
Franchise fees	2.4	1.4	1.0	4.3	3.0	1.3
Advertising fund revenue	9.5	8.3	1.2	17.7	14.9	2.8
Total revenues	$36.4	$32.7	$3.7	$69.2	$62.0	$7.2
Segment profit	$10.7	$8.5	$2.2	$21.4	$16.0	$5.4

The increase in Wendy’s International revenues during the second quarter and the first six months of 2024 was primarily due to (1) an increase in franchise same-restaurant sales and (2) net new restaurant development. Franchise same-restaurant sales increased during the second quarter and the first six months of 2024 due to higher average check, partially offset by a decrease in customer count.

The increase in Wendy’s International segment profit during the second quarter and the first six months of 2024 was primarily due to higher revenues. This increase was partially offset by higher franchise support and other costs.

Global Real Estate & Development

	Second Quarter			Six Months
	2024	2023	Change	2024	2023	Change
Franchise fees	$1.2	$2.1	$(0.9)	$2.2	$2.8	$(0.6)
Franchise rental income	60.6	58.0	2.6	118.7	115.8	2.9
Total revenues	$61.8	$60.1	$1.7	$120.9	$118.6	$2.3
Segment profit	$28.2	$26.5	$1.7	$52.2	$51.6	$0.6

The increase in Global Real Estate & Development revenues during the second quarter and the first six months of 2024 was primarily due to higher franchise rental income as a result of (1) amending certain existing leases and entering into new leases and (2) increases in percent rent and executory costs. These increases were partially offset by lower development-related fees.

The increase in Global Real Estate & Development segment profit during the second quarter and the first six months of 2024 was primarily due to higher revenues. During the first six months of 2024, this increase was partially offset by higher franchise rental expense driven by the same factors as described above for “Franchise Rental Expense.”

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

Our anticipated cash requirements for the remainder of 2024, exclusive of operating cash flow requirements, consist principally of:

•capital expenditures of approximately $56.0 million to $66.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $90.0 million to $100.0 million;

•cash dividends aggregating approximately $101.6 million as discussed below in “Dividends;” and

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

The table below summarizes our cash flows from operating, investing and financing activities for the first six months of 2024 and 2023:

	Six Months
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$145.5	$141.5	$4.0
Investing activities	(44.0)	(28.9)	(15.1)
Financing activities	(162.4)	(246.3)	83.9
Effect of exchange rate changes on cash	(3.3)	2.1	(5.4)
Net decrease in cash, cash equivalents and restricted cash	$(64.2)	$(131.6)	$67.4

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $145.5 million and $141.5 million in the first six months of 2024 and 2023, respectively. The change was primarily due to a decrease in cash paid for cloud computing arrangements, partially offset by lower net income, adjusted for non-cash expenses.

Investing Activities

Cash used in investing activities was $44.0 million and $28.9 million in the first six months of 2024 and 2023, respectively. The change was primarily due to (1) an increase in expenditures associated with the Company’s franchise development fund of $11.1 million and (2) an increase in capital expenditures of $4.3 million.

Financing Activities

Cash used in financing activities was $162.4 million and $246.3 million in the first six months of 2024 and 2023, respectively. The change was primarily due to (1) a decrease in repurchases of the Company’s common stock of $52.7 million and (2) a decrease in repayments of long-term debt of $31.8 million, reflecting the impact of repurchases of the Company’s 7% debentures in the first quarter of 2023.

Long-Term Debt, Including Current Portion

We may from time to time seek to repurchase portions of our outstanding long-term debt, including our 7% debentures and/or our senior secured notes, through open market purchases, privately negotiated transactions or otherwise. No debt repurchases were made during the six months ended June 30, 2024. Future repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Whether or not to repurchase any debt and the size and timing of any such repurchases will be determined at our discretion.

There were no material changes to the Company’s debt obligations since December 31, 2023. The Company was in compliance with its debt covenants as of June 30, 2024.

Dividends

On March 15, 2024 and June 17, 2024, the Company paid quarterly cash dividends per share of $.25, aggregating $102.6 million. On August 1, 2024, the Company announced a dividend of $.25 per share to be paid on September 17, 2024 to stockholders of record as of September 3, 2024. If the Company pays regular quarterly cash dividends for the remainder of 2024 at the same rate as declared in the third quarter of 2024, the Company’s total cash requirement for dividends for the remainder of 2024 would be approximately $101.6 million based on the number of shares of its common stock outstanding at July 25, 2024. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the six months ended June 30, 2024, the Company repurchased 2.0 million shares under the January 2023 Authorization with an aggregate purchase price of $34.4 million, of which $0.8 million was accrued as of June 30, 2024, and excluding excise tax and commissions. As of June 30, 2024, the Company had $275.6 million of availability remaining under the January 2023 Authorization. Subsequent to June 30, 2024 through July 25, 2024, the Company repurchased 0.9 million shares under the January 2023 Authorization with an aggregate purchase price of $15.6 million, excluding applicable excise tax and commissions.

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor directly impacted our consolidated results of operations during the six months ended June 30, 2024, and we expect this to continue throughout the remainder of 2024. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases and product mix. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2024 there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2024. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the second quarter of 2024 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the second quarter of 2024:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
April 1, 2024 through May 5, 2024	324,985	$19.09	264,970	$297,777,895
May 6, 2024 through June 2, 2024	362,991	$18.14	362,991	$291,198,432
June 3, 2024 through June 30, 2024	934,963	$16.75	934,963	$275,552,297
Total	1,622,939	$17.53	1,562,924	$275,552,297

(1)Includes 60,015 shares of common stock reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible.

Subsequent to June 30, 2024 through July 25, 2024, the Company repurchased 0.9 million shares under the January 2023 Authorization with an aggregate purchase price of $15.6 million, excluding applicable excise tax and commissions.

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
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: August 1, 2024	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: August 1, 2024	By: /s/ Suzanne M. Thuerk
Suzanne M. Thuerk
Chief Accounting Officer
(Principal Accounting Officer)