Form 10-Q
period 2024-09-29
Wendy's Co
filed 2024-10-31
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024

or

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
Yes ☐ No ☒

There were 203,845,085 shares of The Wendy’s Company common stock outstanding as of October 24, 2024.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	September 29, 2024	December 31, 2023
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$482,224	$516,037
Restricted cash	35,180	35,848
Accounts and notes receivable, net	111,413	121,683
Inventories	6,251	6,690
Prepaid expenses and other current assets	32,816	39,640
Advertising funds restricted assets	115,329	117,755
Total current assets	783,213	837,653
Properties	894,200	891,080
Finance lease assets	235,780	228,936
Operating lease assets	686,286	705,615
Goodwill	773,187	773,727
Other intangible assets	1,199,413	1,219,129
Investments	31,758	34,445
Net investment in sales-type and direct financing leases	285,711	313,664
Other assets	183,675	178,577
Total assets	$5,073,223	$5,182,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,250	$29,250
Current portion of finance lease liabilities	21,952	20,250
Current portion of operating lease liabilities	50,578	49,353
Accounts payable	29,047	27,370
Accrued expenses and other current liabilities	128,734	135,149
Advertising funds restricted liabilities	113,511	120,558
Total current liabilities	373,072	381,930
Long-term debt	2,716,486	2,732,814
Long-term finance lease liabilities	567,242	568,767
Long-term operating lease liabilities	712,570	739,340
Deferred income taxes	270,089	270,353
Deferred franchise fees	89,300	90,132
Other liabilities	84,611	89,711
Total liabilities	4,813,370	4,873,047
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 203,089 and 205,397 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,967,927	2,960,035
Retained earnings	403,259	409,863
Common stock held in treasury, at cost; 267,335 and 265,027 shares, respectively	(3,097,785)	(3,048,786)
Accumulated other comprehensive loss	(60,590)	(58,375)
Total stockholders’ equity	259,853	309,779
Total liabilities and stockholders’ equity	$5,073,223	$5,182,826

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(Unaudited)
Revenues:
Sales	$230,403	$234,721	$693,081	$703,358
Franchise royalty revenue and fees	153,868	149,345	458,038	444,070
Franchise rental income	59,314	57,567	177,938	173,407
Advertising funds revenue	123,154	108,922	343,162	320,092
	566,739	550,555	1,672,219	1,640,927
Costs and expenses:
Cost of sales	195,638	199,522	587,637	597,068
Franchise support and other costs	16,047	14,806	47,011	41,853
Franchise rental expense	32,237	31,876	96,405	94,901
Advertising funds expense	129,732	107,895	357,923	319,174
General and administrative	62,794	59,288	188,047	184,306
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	36,996	34,288	110,006	101,258
Amortization of cloud computing arrangements	3,576	3,844	10,637	7,692
System optimization gains, net	(420)	(120)	(573)	(119)
Reorganization and realignment costs	354	611	8,479	8,100
Impairment of long-lived assets	178	59	2,873	513
Other operating income, net	(5,068)	(3,117)	(11,564)	(9,174)
	472,064	448,952	1,396,881	1,345,572
Operating profit	94,675	101,603	275,338	295,355
Interest expense, net	(31,270)	(30,957)	(92,800)	(93,798)
Loss on early extinguishment of debt	—	(319)	—	(1,585)
Investment income (loss), net	—	—	11	(10,389)
Other income, net	6,246	7,637	19,382	22,546
Income before income taxes	69,651	77,964	201,931	212,129
Provision for income taxes	(19,427)	(19,915)	(55,071)	(54,627)
Net income	$50,224	$58,049	$146,860	$157,502

Net income per share:
Basic	$.25	$.28	$.72	$.75
Diluted	$.25	$.28	$.71	$.74

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
	(Unaudited)
Net income	$50,224	$58,049	$146,860	$157,502
Other comprehensive income (loss):
Foreign currency translation adjustment	4,382	(4,533)	(2,215)	574
Other comprehensive income (loss)	4,382	(4,533)	(2,215)	574
Comprehensive income	$54,606	$53,516	$144,645	$158,076

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 31, 2023	$47,042	$2,960,035	$409,863	$(3,048,786)	$(58,375)	$309,779
Net income	—	—	41,993	—	—	41,993
Other comprehensive loss	—	—	—	—	(4,586)	(4,586)
Cash dividends	—	—	(51,374)	—	—	(51,374)
Repurchases of common stock	—	—	—	(7,216)	—	(7,216)
Share-based compensation	—	5,853	—	—	—	5,853
Common stock issued upon exercises of stock options	—	179	—	1,036	—	1,215
Common stock issued upon vesting of restricted shares	—	(3,855)	—	1,778	—	(2,077)
Other	—	29	(17)	55	—	67
Balance at March 31, 2024	$47,042	$2,962,241	$400,465	$(3,053,133)	$(62,961)	$293,654
Net income	—	—	54,643	—	—	54,643
Other comprehensive loss	—	—	—	—	(2,011)	(2,011)
Cash dividends	—	—	(51,252)	—	—	(51,252)
Repurchases of common stock	—	—	—	(27,493)	—	(27,493)
Share-based compensation	—	5,824	—	—	—	5,824
Common stock issued upon exercises of stock options	—	(134)	—	874	—	740
Common stock issued upon vesting of restricted shares	—	(3,484)	—	3,058	—	(426)
Other	—	32	(20)	62	—	74
Balance at June 30, 2024	$47,042	$2,964,479	$403,836	$(3,076,632)	$(64,972)	$273,753
Net income	—	—	50,224	—	—	50,224
Other comprehensive income	—	—	—	—	4,382	4,382
Cash dividends	—	—	(50,785)	—	—	(50,785)
Repurchases of common stock	—	—	—	(25,418)	—	(25,418)
Share-based compensation	—	6,814	—	—	—	6,814
Common stock issued upon exercises of stock options	—	258	—	2,133	—	2,391
Common stock issued upon vesting of restricted shares	—	(3,654)	—	2,069	—	(1,585)
Other	—	30	(16)	63	—	77
Balance at September 29, 2024	$47,042	$2,967,927	$403,259	$(3,097,785)	$(60,590)	$259,853

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

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 29, 2024	October 1, 2023
	(Unaudited)
Cash flows from operating activities:
Net income	$146,860	$157,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	110,006	101,258
Amortization of cloud computing arrangements	10,637	7,692
Share-based compensation	18,491	16,769
Impairment of long-lived assets	2,873	513
Deferred income tax	(465)	(502)
Non-cash rental expense, net	31,973	30,724
Change in operating lease liabilities	(36,461)	(35,319)
Net receipt of deferred vendor incentives	1,449	4,007
System optimization (gains), net	(573)	(119)
Distributions received from joint ventures, net of equity in earnings	2,055	1,349
Long-term debt-related activities, net	5,609	7,310
Cloud computing arrangements expenditures	(10,583)	(25,154)
Changes in operating assets and liabilities and other, net	4,810	3,495
Net cash provided by operating activities	286,681	269,525
Cash flows from investing activities:
Capital expenditures	(52,361)	(55,689)
Franchise development fund	(21,040)	(1,947)
Dispositions	3,222	280
Notes receivable, net	1,383	1,825
Net cash used in investing activities	(68,796)	(55,531)
Cash flows from financing activities:
Repayments of long-term debt	(21,937)	(61,280)
Repayments of finance lease liabilities	(15,421)	(16,947)
Repurchases of common stock	(60,056)	(142,413)
Dividends	(153,411)	(157,871)
Proceeds from stock option exercises	4,651	9,113
Payments related to tax withholding for share-based compensation	(4,395)	(3,827)
Net cash used in financing activities	(250,569)	(373,225)
Net cash used in operations before effect of exchange rate changes on cash	(32,684)	(159,231)
Effect of exchange rate changes on cash	(1,603)	307
Net decrease in cash, cash equivalents and restricted cash	(34,287)	(158,924)
Cash, cash equivalents and restricted cash at beginning of period	588,816	831,801
Cash, cash equivalents and restricted cash at end of period	$554,529	$672,877

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of September 29, 2024, the results of our operations for the three and nine months ended September 29, 2024 and October 1, 2023 and cash flows for the nine months ended September 29, 2024 and October 1, 2023. The results of operations for the nine months ended September 29, 2024 are not necessarily indicative of the results to be expected for the full 2024 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”).

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

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended September 29, 2024
Sales at Company-operated restaurants	$222,745	$7,658	$—	$230,403
Franchise royalty revenue	114,379	18,222	—	132,601
Franchise fees	17,859	2,306	1,102	21,267
Franchise rental income	—	—	59,314	59,314
Advertising funds revenue	113,742	9,412	—	123,154
Total revenues	$468,725	$37,598	$60,416	$566,739

Three Months Ended October 1, 2023
Sales at Company-operated restaurants	$227,674	$7,047	$—	$234,721
Franchise royalty revenue	112,698	17,390	—	130,088
Franchise fees	17,079	1,597	581	19,257
Franchise rental income	—	—	57,567	57,567
Advertising funds revenue	99,789	9,133	—	108,922
Total revenues	$457,240	$35,167	$58,148	$550,555

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Nine Months Ended September 29, 2024
Sales at Company-operated restaurants	$673,364	$19,717	$—	$693,081
Franchise royalty revenue	341,229	53,370	—	394,599
Franchise fees	53,511	6,584	3,344	63,439
Franchise rental income	—	—	177,938	177,938
Advertising funds revenue	316,059	27,103	—	343,162
Total revenues	$1,384,163	$106,774	$181,282	$1,672,219

Nine Months Ended October 1, 2023
Sales at Company-operated restaurants	$685,168	$18,190	$—	$703,358
Franchise royalty revenue	333,958	50,408	—	384,366
Franchise fees	51,812	4,515	3,377	59,704
Franchise rental income	—	—	173,407	173,407
Advertising funds revenue	296,043	24,049	—	320,092
Total revenues	$1,366,981	$97,162	$176,784	$1,640,927

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	September 29, 2024 (a)	December 31, 2023 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$54,814	$55,293
Receivables, which are included in “Advertising funds restricted assets”	68,354	76,838
Deferred franchise fees (c)	100,754	100,805
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $11,454 and $89,300, respectively, as of September 29, 2024, and $10,673 and $90,132, respectively, as of December 31, 2023.

Significant changes in deferred franchise fees are as follows:

	Nine Months Ended
	September 29, 2024	October 1, 2023
Deferred franchise fees at beginning of period	$100,805	$99,208
Revenue recognized during the period	(8,873)	(9,016)
New deferrals due to cash received and other	8,822	9,697
Deferred franchise fees at end of period	$100,754	$99,889

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2024 (a)	$6,427
2025	6,685
2026	6,546
2027	6,439
2028	6,320
Thereafter	68,337
$100,754
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2024, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

(3) System Optimization Gains, Net

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of September 29, 2024, Company-operated restaurant ownership was approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base, drive new restaurant development and accelerate reimages. During the nine months ended September 29, 2024 and October 1, 2023, the Company facilitated 14 and 88 Franchise Flips, respectively. Additionally, during the nine months ended September 29, 2024, the Company completed the sale of one Company-operated restaurant to a franchisee. No Company-operated restaurants were sold to or purchased from franchisees during the nine months ended October 1, 2023.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Number of restaurants sold to franchisees	1	—	1	—

Proceeds from sales of restaurants	$834	$—	$834	$—
Net assets sold (a)	(725)	—	(725)	—
Other	6	—	6	—
	115	—	115	—
Post-closing adjustments on sales of restaurants (b)	440	537	694	537
Gain on sales of restaurants, net	555	537	809	537

Loss on sales of other assets, net (c)	(135)	(417)	(236)	(418)
System optimization gains, net	$420	$120	$573	$119
_______________

(a)Net assets sold consisted primarily of land.

(b)Represents the recognition of deferred gains as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

(c)During the three and nine months ended September 29, 2024, the Company received net cash proceeds of $1,787 and $2,388, respectively, primarily from the sale of surplus and other properties. During the nine months ended October 1, 2023, the Company received net cash proceeds of $280 primarily from the sale of surplus and other properties.

Assets Held for Sale

As of September 29, 2024 and December 31, 2023, the Company had assets held for sale of $2,517 and $2,689, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(4) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Organizational redesign	$296	$579	$8,327	$7,986
Other reorganization and realignment plans	58	32	152	114
Reorganization and realignment costs	$354	$611	$8,479	$8,100

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). As a result of the Organizational Redesign Plan, the Company held its general and administrative expense in 2023 relatively flat compared with 2022. Additionally, in January 2024, the Board of Directors announced the appointment of Kirk Tanner as the Company’s new President and Chief Executive Officer, effective February 5, 2024. Mr. Tanner succeeded Todd A. Penegor, the Company’s previous President and Chief Executive Officer, who departed from the Company in February 2024. The Company expects to incur total costs of approximately $18,000 related to the Organizational Redesign Plan, including costs related to the succession of the President and Chief Executive Officer role. During the nine months ended September 29, 2024 and October 1, 2023, the Company recognized costs totaling $8,327 and $7,986, respectively, which primarily included severance and related employee costs. The Company expects to incur additional costs aggregating approximately $800, comprised primarily of share-based compensation. The Company expects costs related to the Organizational Redesign Plan to continue into 2026.

The following is a summary of the costs recorded as a result of the Organizational Redesign Plan:

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Severance and related employee costs	$12	$114	$7,322	$5,674	$13,565
Recruitment and relocation costs	75	140	157	304	711
Third-party and other costs	57	173	120	904	1,117
	144	427	7,599	6,882	15,393
Share-based compensation (a)	152	152	728	1,104	1,998
Total organizational redesign	$296	$579	$8,327	$7,986	$17,391
_______________

(a)Primarily represents the accelerated recognition of share-based compensation resulting from the termination of employees under the Organizational Redesign Plan.

As of September 29, 2024, the accruals for the Organizational Redesign Plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $4,210 and $1,215, respectively. The tables below present a rollforward of our accruals for the Organizational Redesign Plan.

	Balance December 31, 2023	Charges	Payments	Balance September 29, 2024
Severance and related employee costs	$1,692	$7,322	$(3,589)	$5,425
Recruitment and relocation costs	—	157	(157)	—
Third-party and other costs	—	120	(120)	—
	$1,692	$7,599	$(3,866)	$5,425

	Balance January 1, 2023	Charges	Payments	Balance October 1, 2023
Severance and related employee costs	$—	$5,674	$(3,524)	$2,150
Recruitment and relocation costs	—	304	(304)	—
Third-party and other costs	—	904	(904)	—
	$—	$6,882	$(4,732)	$2,150

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Other Reorganization and Realignment Plans

Costs incurred under the Company’s other reorganization and realignment plans were not material during the nine months ended September 29, 2024 and October 1, 2023. The Company does not expect to incur any material additional costs under these plans.

(5) Investments

The following is a summary of the carrying value of our investments:

	September 29, 2024	December 31, 2023
Equity method investment	$30,040	$32,727
Other investments in equity securities	1,718	1,718
	$31,758	$34,445

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

Presented below is activity related to our investment in TimWen included in our condensed consolidated financial statements:

	Nine Months Ended
	September 29, 2024	October 1, 2023
Balance at beginning of period	$32,727	$33,921

Equity in earnings for the period	10,493	10,012
Amortization of purchase price adjustments (a)	(1,870)	(2,051)
	8,623	7,961
Distributions received	(10,678)	(9,310)
Foreign currency translation adjustment included in “Other comprehensive income (loss)”	(632)	151
Balance at end of period	$30,040	$32,723
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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 29, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$333,761	$333,761	$365,901	$365,901	Level 1
Other investments in equity securities (a)	1,718	1,718	1,718	1,718	Level 2

Financial liabilities (b)
Series 2022-1 Class A-2-I Notes	97,750	95,635	98,500	92,289	Level 2
Series 2022-1 Class A-2-II Notes	387,134	367,777	390,134	370,577	Level 2
Series 2021-1 Class A-2-I Notes	419,894	379,609	423,269	362,572	Level 2
Series 2021-1 Class A-2-II Notes	628,655	553,411	633,530	530,581	Level 2
Series 2019-1 Class A-2-I Notes	354,673	348,204	357,673	341,606	Level 2
Series 2019-1 Class A-2-II Notes	399,748	388,131	403,123	374,058	Level 2
Series 2018-1 Class A-2-II Notes	437,537	425,767	441,099	412,754	Level 2
7% debentures, due in 2025	48,744	49,586	48,237	49,431	Level 2
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

		Fair Value Measurements
	September 29, 2024	Level 1	Level 2	Level 3
Held and used	$2,372	$—	$—	$2,372
Held for sale	2,241	—	—	2,241
Total	$4,613	$—	$—	$4,613

		Fair Value Measurements
	December 31, 2023	Level 1	Level 2	Level 3
Held and used	$1,212	$—	$—	$1,212
Held for sale	1,044	—	—	1,044
Total	$2,256	$—	$—	$2,256

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

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Company-operated restaurants	$—	$—	$2,418	$428
Surplus properties	178	59	455	85
	$178	$59	$2,873	$513

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(8) Income Taxes

The Company’s effective tax rate for the three months ended September 29, 2024 and October 1, 2023 was 27.9% and 25.5%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended September 29, 2024 primarily due to state income taxes and the tax effects of our foreign operations.

The Company’s effective tax rate for the nine months ended September 29, 2024 and October 1, 2023 was 27.3% and 25.8%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the nine months ended September 29, 2024 primarily due to state income taxes and the tax effects of our foreign operations.

There were no significant changes to the unrecognized tax benefits or related interest and penalties for the three and nine months ended September 29, 2024. During the next twelve months, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $220 due to lapses of statutes of limitations.

The current portion of refundable income taxes was $9,307 and $5,284 as of September 29, 2024 and December 31, 2023, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of September 29, 2024 or December 31, 2023.

(9) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net income	$50,224	$58,049	$146,860	$157,502

Common stock:
Weighted average basic shares outstanding	203,264	208,834	204,518	210,668
Dilutive effect of stock options and restricted shares	990	1,768	1,285	2,185
Weighted average diluted shares outstanding	204,254	210,602	205,803	212,853

Net income per share:
Basic	$.25	$.28	$.72	$.75
Diluted	$.25	$.28	$.71	$.74

Basic net income per share for the three and nine months ended September 29, 2024 and October 1, 2023 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 8,605 and 7,667 for the three and nine months ended September 29, 2024, respectively, and 5,204 and 4,719 for the three and nine months ended October 1, 2023, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(10) Stockholders’ Equity

Dividends

During each of the first, second, and third quarters of 2024 and 2023, the Company paid dividends per share of $.25.

Repurchases of Common Stock

In January 2023, our Board of Directors authorized a repurchase program for up to $500,000 of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Authorization”). During the nine months ended September 29, 2024, the Company repurchased 3,447 shares under the January 2023 Authorization with an aggregate purchase price of $59,637, of which $203 was accrued as of September 29, 2024, and excluding excise tax of $441 and commissions of $49. As of September 29, 2024, the Company had $250,363 of availability remaining under the January 2023 Authorization. Subsequent to September 29, 2024 through October 24, 2024, the Company repurchased 150 shares under the January 2023 Authorization with an aggregate purchase price of $2,679, excluding applicable excise tax and commissions.

During the nine months ended October 1, 2023, the Company repurchased 6,730 shares under the January 2023 Authorization with an aggregate purchase price of $144,320, of which $2,001 was accrued as of October 1, 2023, and excluding excise tax of $1,293 and commissions of $94.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Nine Months Ended
	September 29, 2024	October 1, 2023
Balance at beginning of period	$(58,375)	$(64,176)
Foreign currency translation	(2,215)	574
Balance at end of period	$(60,590)	$(63,602)

(11) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment. As of September 29, 2024, the nature of restaurants operated by the Company and its franchisees was as follows:

September 29, 2024
Company-operated restaurants:
Owned land and building	154
Owned building and held long-term land leases	145
Leased land and building	112
Total Company-operated restaurants	411

Franchisee-operated restaurants:
Company-owned properties leased to franchisees	492
Company-leased properties subleased to franchisees	1,161
Other franchisee-operated restaurants	5,228
Total franchisee-operated restaurants	6,881
Total Company-operated and franchisee-operated restaurants	7,292

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Finance lease cost:
Amortization of finance lease assets	$4,779	$4,111	$13,448	$12,232
Interest on finance lease liabilities	10,921	10,664	32,278	32,157
	15,700	14,775	45,726	44,389
Operating lease cost	21,496	21,577	64,721	64,455
Variable lease cost (a)	17,087	16,889	50,940	50,489
Short-term lease cost	1,478	1,466	4,098	4,433
Total operating lease cost (b)	40,061	39,932	119,759	119,377
Total lease cost	$55,761	$54,707	$165,485	$163,766
_______________

(a)Includes expenses for executory costs of $10,108 and $9,777 for the three months ended September 29, 2024 and October 1, 2023, respectively, and $30,362 and $29,797 for the nine months ended September 29, 2024 and October 1, 2023, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $32,197 and $31,824 for the three months ended September 29, 2024 and October 1, 2023, respectively, and $96,270 and $94,751 for the nine months ended September 29, 2024 and October 1, 2023, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $7,299 and $7,570 for the three months ended September 29, 2024 and October 1, 2023, respectively, and $22,089 and $22,981 for the nine months ended September 29, 2024 and October 1, 2023, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

Company as Lessor

The components of lease income are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Sales-type and direct-financing leases:
Selling profit	$67	$354	$139	$1,555
Interest income (a)	7,110	7,853	22,007	23,583

Operating lease income	41,882	40,567	126,329	123,352
Variable lease income	17,432	17,000	51,609	50,055
Franchise rental income (b)	$59,314	$57,567	$177,938	$173,407
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $43,698 and $42,545 recognized during the three months ended September 29, 2024 and October 1, 2023, respectively, and $131,530 and $128,457 recognized during the nine months ended September 29, 2024 and October 1, 2023, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $10,112 and $9,811 for the three months ended September 29, 2024 and October 1, 2023,

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

respectively, and $30,356 and $29,704 for the nine months ended September 29, 2024 and October 1, 2023, respectively.

(12) Supplemental Cash Flow Information

The following table includes supplemental non-cash investing and financing activities:

	Nine Months Ended
	September 29, 2024	October 1, 2023
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$10,734	$10,856
Finance leases	21,531	13,436

The following table includes a reconciliation of cash, cash equivalents and restricted cash:

	September 29, 2024	December 31, 2023
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$482,224	$516,037
Restricted cash	35,180	35,848
Restricted cash, included in Advertising funds restricted assets	37,125	36,931
Total cash, cash equivalents and restricted cash	$554,529	$588,816

(13) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $16,065 and $15,713 under these lease agreements during the nine months ended September 29, 2024 and October 1, 2023, respectively, which is recorded to “Franchise rental expense.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $179 and $181 during the nine months ended September 29, 2024 and October 1, 2023, respectively, which is included as a reduction to “General and administrative.”

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. In addition, QSCC collects certain rebates, price variance and other recoveries, technology fees, convention fees and other funding from third-party vendors as part of the administration and management of the Wendy’s supply chain in the U.S. and Canada. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $3,493 during the nine months ended September 29, 2024, of which $2,909 is included in “Other operating income, net” and $584 is included as a reduction of “Cost of sales.” Wendy’s recorded its share of patronage dividends of $363 during the nine months ended October 1, 2023, all of which is included as a reduction of “Cost of sales.”

Transactions with Yellow Cab

Certain family members and/or affiliates of Mr. Nelson Peltz, our former Chairman, Mr. Peter May, our Senior Vice Chairman, and Mr. Matthew Peltz, our Vice Chairman, hold minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee, that as of September 29, 2024 owns and operates 87 Wendy’s restaurants, and/or certain of the operating companies managed by Yellow Cab. During the nine months ended September 29, 2024 and October 1, 2023, the Company recognized $11,397 and $11,143, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. In all transactions involving Yellow Cab, the Company’s standard franchisee recruiting and approval processes were followed, no modifications were made to the Company’s standard franchise agreements or related documents, and all deal terms and transaction documents were negotiated and executed on an arm’s-length basis, consistent with the Company’s comparable franchise transactions and relationships. As of September 29, 2024 and December 31, 2023, $1,099 and $1,153, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

Transactions with AMC

In February 2023, Ms. Kristin Dolan, a director of the Company, was appointed as the Chief Executive Officer of AMC Networks Inc. (“AMC”). During the nine months ended September 29, 2024 and October 1, 2023, the Company purchased approximately $1,600 and $1,800, respectively, of advertising time from a subsidiary of AMC. The Company’s advertising spend with AMC was made in the ordinary course of business and approved on an arm’s-length basis, consistent with the Company’s comparable advertising decisions. As of December 31, 2023, approximately $584 was due to AMC for such advertising time, which is included in “Advertising funds restricted liabilities.” There were no amounts due to AMC as of September 29, 2024.

(14) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Franchisee Incentive Programs

To promote new restaurant development, Wendy’s has provided franchisees with certain incentive programs for qualifying new restaurants. In July and September 2024, Wendy’s announced a new development incentive structure in the U.S. and Canada and select international markets, respectively, that provides for reductions in royalty and national advertising fees for qualifying new restaurants for two, three or four years of operation based on the number of restaurants committed to under the development agreement.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $86,450 as of September 29, 2024. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of September 29, 2024. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of September 29, 2024.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Letters of Credit

As of September 29, 2024, the Company had outstanding letters of credit with various parties totaling $28,673. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Variable Funding Senior Secured Notes, Class A-1. We do not expect any material loss to result from these letters of credit.

Purchase and Capital Commitments

The Company has material purchase requirements under a marketing agreement with two national broadcasters and a beverage agreement with a vendor. In August 2024, the Company amended its contract with the beverage vendor, which now expires upon reaching a threshold usage requirement or, if certain undertakings are not fulfilled, at the later of reaching a threshold usage requirement or December 31, 2034. Our total purchase requirements under the marketing agreement and the amended beverage agreement are estimated to be approximately $107,500 over the remaining life of the contracts.

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

(16) Segment Information

Revenues by segment are as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Wendy’s U.S.	$468,725	$457,240	$1,384,163	$1,366,981
Wendy’s International	37,598	35,167	106,774	97,162
Global Real Estate & Development	60,416	58,148	181,282	176,784
Total revenues	$566,739	$550,555	$1,672,219	$1,640,927

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Wendy’s U.S. (a)	$129,790	$134,887	$392,323	$403,064
Wendy’s International (b)	11,046	10,831	32,411	26,808
Global Real Estate & Development	27,237	24,418	79,480	76,020
Total segment profit	168,073	170,136	$504,214	$505,892
Unallocated franchise support and other costs	(900)	(29)	(1,117)	(6)
Advertising funds deficit	190	1,088	651	3,509
Unallocated general and administrative (c)	(32,443)	(30,962)	(98,289)	(96,776)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(36,996)	(34,288)	(110,006)	(101,258)
Amortization of cloud computing arrangements	(3,576)	(3,844)	(10,637)	(7,692)
System optimization gains, net	420	120	573	119
Reorganization and realignment costs	(354)	(611)	(8,479)	(8,100)
Impairment of long-lived assets	(178)	(59)	(2,873)	(513)
Unallocated other operating income, net	439	52	1,301	180
Interest expense, net	(31,270)	(30,957)	(92,800)	(93,798)
Loss on early extinguishment of debt	—	(319)	—	(1,585)
Investment income (loss), net	—	—	11	(10,389)
Other income, net	6,246	7,637	19,382	22,546
Income before income taxes	$69,651	$77,964	$201,931	$212,129
_______________

(a)Wendy’s U.S. includes advertising funds expense of $5,977 and $13,386 for the three and nine months ended September 29, 2024 related to the Company’s funding of incremental advertising.

(b)Wendy’s International includes advertising funds expense of $622 and $1,387 for the three and nine months ended September 29, 2024, respectively, and $596 and $1,802 for the three and nine months ended October 1, 2023, respectively, related to the Company’s funding of incremental advertising in Canada. In addition, Wendy’s International includes other international-related advertising (deficit) surplus of $(170) and $(640) for the three and nine months ended September 29, 2024, respectively, and $535 and $(789) for the three and nine months ended October 1, 2023, respectively.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”). There have been no material changes as of September 29, 2024 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic and dollar share, and the third largest globally with 7,292 restaurants in the U.S. and 31 foreign countries and U.S. territories as of September 29, 2024.

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

Executive Overview

Our Business

As of September 29, 2024, the Wendy’s restaurant system was comprised of 7,292 restaurants, with 6,011 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 398 were operated by the Company and 5,613 were operated by a total of 210 franchisees. In addition, at September 29, 2024, there were 1,281 Wendy’s restaurants in operation in 31 foreign countries and U.S. territories. Of the international restaurants, 1,268 were operated by a total of 109 franchisees and 13 were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of September 29, 2024.

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

Third Quarter Financial Highlights

•Revenue increased 2.9% to $566.7 million in the third quarter of 2024 compared with $550.6 million in the third quarter of 2023;

•Global same-restaurant sales increased 0.2%, U.S. same-restaurant sales increased 0.2% and international same-restaurant sales increased 0.7% compared with the third quarter of 2023. On a two-year basis, global same-restaurant sales increased 3.0%;

•Global Company-operated restaurant margin was 15.1% in the third quarter of 2024, an increase of 10 basis points compared with the third quarter of 2023; and

•Net income decreased 13.5% to $50.2 million in the third quarter of 2024 compared with $58.0 million in the third quarter of 2023.

Year-to-Date Financial Highlights

•Revenue increased 1.9% to $1.67 billion in the first nine months of 2024 compared with $1.64 billion in the first nine months of 2023;

•Global same-restaurant sales increased 0.7%, U.S. same-restaurant sales increased 0.5% and international same-restaurant sales increased 2.1% compared with the first nine months of 2023. On a two-year basis, global same-restaurant sales increased 5.9%;

•Global Company-operated restaurant margin was 15.2% in the first nine months of 2024, an increase of 10 basis points compared with the first nine months of 2023; and

•Net income decreased 6.8% to $146.9 million in the first nine months of 2024 compared with $157.5 million in the first nine months of 2023.

Global Same-Restaurant Sales

Wendy’s long-term growth opportunities include driving same-restaurant sales across all dayparts through quality differentiation, exciting menu innovation and compelling value offerings. Global same-restaurant sales increased 0.2% in the third quarter of 2024 and increased 3.0% on a two-year basis. Global same-restaurant sales increased 0.7% in the first nine months of 2024 and increased 5.9% on a two-year basis. To drive same-restaurant sales across the breakfast daypart, the Company plans to fund approximately $22.0 million of incremental breakfast advertising in 2024.

Digital

Wendy’s long-term growth opportunities include accelerating consumer-facing digital platforms and technologies to drive global systemwide sales. Over the past several years, the Company has invested significant resources to focus on consumer-facing technology, including activating mobile ordering via Wendy’s mobile app, launching the Wendy’s Rewards loyalty program in the U.S. and Canada and establishing delivery agreements with third-party vendors. The Company is also continuing to make digital investments and is partnering with key technology providers to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth. The Company’s digital business has continued to grow and digital sales as a percent of global systemwide sales increased from approximately 12.8% during the first nine months of 2023 to approximately 17.1% during the first nine months of 2024.

New Restaurant Development

Wendy’s long-term growth opportunities include expanding the Company’s footprint across the globe. To promote new restaurant development, the Company has provided franchisees with certain incentive programs for qualifying new restaurants, in addition to our build to suit development fund. In July and September 2024, Wendy’s announced a new development incentive structure in the U.S. and Canada and select international markets, respectively, that provides for reductions in royalty and national advertising fees for qualifying new restaurants for two, three or four years of operation based on the number of restaurants committed to under the development agreement. In addition, the Company has development agreements in place with a number of franchisees that contractually obligate such franchisees to open additional Wendy’s restaurants over a specified timeframe. During the nine months ended September 29, 2024, Wendy’s added 52 net new restaurants across the system.

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). As a result of the Organizational Redesign Plan, the Company held its general and administrative expense in 2023 relatively flat compared with 2022. Additionally, in January 2024, the Board of Directors announced the appointment of Kirk Tanner as the Company’s new President and Chief Executive Officer, effective February 5, 2024. Mr. Tanner succeeded Todd A. Penegor, the Company’s previous President and Chief Executive Officer, who departed from the Company in February 2024. The Company expects to incur total costs of approximately $18 million related to the Organizational Redesign Plan, including costs related to the succession of the President and Chief Executive Officer role. Of the total costs, approximately $15 million will be cash expenditures expected through 2026. Costs related to the Organizational Redesign Plan are recorded to “Reorganization and realignment costs.” During the nine months ended September 29, 2024, the Company recognized costs totaling $8.3 million, which primarily included severance and related employee costs. The Company expects to incur additional costs aggregating approximately $0.8 million, comprised primarily of share-based compensation. The Company expects costs related to the Organizational Redesign Plan to continue into 2026.

Results of Operations

The tables included throughout this Results of Operations set forth in millions the Company’s condensed consolidated results of operations for the third quarter and the first nine months of 2024 and 2023.

	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Revenues:
Sales	$230.4	$234.7	$(4.3)	$693.1	$703.4	$(10.3)
Franchise royalty revenue and fees	153.9	149.4	4.5	458.0	444.0	14.0
Franchise rental income	59.3	57.6	1.7	177.9	173.4	4.5
Advertising funds revenue	123.1	108.9	14.2	343.2	320.1	23.1
	566.7	550.6	16.1	1,672.2	1,640.9	31.3
Costs and expenses:
Cost of sales	195.6	199.5	(3.9)	587.6	597.1	(9.5)
Franchise support and other costs	16.0	14.8	1.2	47.0	41.9	5.1
Franchise rental expense	32.2	31.9	0.3	96.4	94.9	1.5
Advertising funds expense	129.7	107.9	21.8	357.9	319.2	38.7
General and administrative	62.8	59.3	3.5	188.0	184.3	3.7
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	37.0	34.3	2.7	110.0	101.3	8.7
Amortization of cloud computing arrangements	3.6	3.8	(0.2)	10.6	7.7	2.9
System optimization gains, net	(0.4)	(0.1)	(0.3)	(0.6)	(0.1)	(0.5)
Reorganization and realignment costs	0.4	0.6	(0.2)	8.5	8.1	0.4
Impairment of long-lived assets	0.2	0.1	0.1	2.9	0.5	2.4
Other operating income, net	(5.1)	(3.1)	(2.0)	(11.4)	(9.4)	(2.0)
	472.0	449.0	23.0	1,396.9	1,345.5	51.4
Operating profit	94.7	101.6	(6.9)	275.3	295.4	(20.1)
Interest expense, net	(31.3)	(31.0)	(0.3)	(92.8)	(93.8)	1.0
Loss on early extinguishment of debt	—	(0.3)	0.3	—	(1.6)	1.6
Investment loss, net	—	—	—	—	(10.4)	10.4
Other income, net	6.3	7.7	(1.4)	19.4	22.5	(3.1)
Income before income taxes	69.7	78.0	(8.3)	201.9	212.1	(10.2)
Provision for income taxes	(19.5)	(20.0)	0.5	(55.0)	(54.6)	(0.4)
Net income	$50.2	$58.0	$(7.8)	$146.9	$157.5	$(10.6)

	Third Quarter				Nine Months
	2024	% of Total Revenues	2023	% of Total Revenues	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Sales	$230.4	40.7%	$234.7	42.6%	$693.1	41.4%	$703.4	42.9%
Franchise royalty revenue and fees:
Franchise royalty revenue	132.6	23.4%	130.1	23.6%	394.6	23.6%	384.3	23.5%
Franchise fees	21.3	3.8%	19.3	3.5%	63.4	3.8%	59.7	3.6%
Total franchise royalty revenue and fees	153.9	27.2%	149.4	27.1%	458.0	27.4%	444.0	27.1%
Franchise rental income	59.3	10.5%	57.6	10.5%	177.9	10.6%	173.4	10.6%
Advertising funds revenue	123.1	21.7%	108.9	19.8%	343.2	20.5%	320.1	19.5%
Total revenues	$566.7	100.0%	$550.6	100.0%	$1,672.2	100.0%	$1,640.9	100.0%

	Third Quarter				Nine Months
	2024	% of Sales	2023	% of Sales	2024	% of Sales	2023	% of Sales
Cost of sales:
Food and paper	$71.7	31.1%	$74.5	31.7%	$214.4	30.9%	$224.1	31.9%
Restaurant labor	73.9	32.1%	74.9	31.9%	223.5	32.2%	223.8	31.8%
Occupancy, advertising and other operating costs	50.0	21.7%	50.1	21.4%	149.7	21.6%	149.2	21.2%
Total cost of sales	$195.6	84.9%	$199.5	85.0%	$587.6	84.8%	$597.1	84.9%

	Third Quarter				Nine Months
	2024	% of Sales	2023	% of Sales	2024	% of Sales	2023	% of Sales
Company-operated restaurant margin:
U.S.	$34.8	15.6%	$35.5	15.6%	$106.4	15.8%	$108.8	15.9%
Global	34.8	15.1%	35.2	15.0%	105.5	15.2%	106.3	15.1%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	Third Quarter		Nine Months
	2024	2023	2024	2023
Key business measures:
U.S. same-restaurant sales:
Company-operated	(1.5)%	0.7%	(1.1)%	3.6%
Franchised	0.3%	2.3%	0.6%	4.8%
Systemwide	0.2%	2.2%	0.5%	4.7%

International same-restaurant sales (a)	0.7%	7.8%	2.1%	9.4%

Global same-restaurant sales:
Company-operated	(1.6)%	1.0%	(1.3)%	3.8%
Franchised (a)	0.4%	3.0%	0.8%	5.4%
Systemwide (a)	0.2%	2.8%	0.7%	5.2%

Systemwide sales (b):
U.S. Company-operated	$222.7	$227.7	$673.4	$685.2
U.S. franchised	2,918.3	2,885.3	8,701.3	8,557.2
U.S. systemwide	3,141.0	3,113.0	9,374.7	9,242.4
International Company-operated	7.7	7.1	19.7	18.2
International franchised (a)	487.5	460.3	1,418.9	1,328.6
International systemwide (a)	495.2	467.4	1,438.6	1,346.8
Global systemwide (a)	$3,636.2	$3,580.4	$10,813.3	$10,589.2
_______________

(a)Excludes Argentina due to the impact of that country’s highly inflationary economy.

(b)During the third quarter of 2024 and 2023, global systemwide sales increased 1.8% and 4.8%, respectively, U.S. systemwide sales increased 0.9% and 3.6%, respectively, and international systemwide sales increased 7.7% and 13.6%, respectively, on a constant currency basis. During the first nine months of 2024 and 2023, global systemwide sales increased 2.3% and 7.2% respectively, U.S. systemwide sales increased 1.4% and 6.0%, respectively, and international systemwide sales increased 8.3% and 15.6%, respectively, on a constant currency basis.

	Third Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at June 30, 2024	399	5,614	12	1,236	7,261
Opened	—	22	1	41	64
Closed	—	(24)	—	(9)	(33)
Net (sold to) purchased by franchisees	(1)	1	—	—	—
Restaurant count at September 29, 2024	398	5,613	13	1,268	7,292

	Nine Months
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide

Restaurant count at December 31, 2023	403	5,627	12	1,198	7,240
Opened	2	63	1	97	163
Closed	(6)	(78)	—	(27)	(111)
Net (sold to) purchased by franchisees	(1)	1	—	—	—
Restaurant count at September 29, 2024	398	5,613	13	1,268	7,292

Sales	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Sales	$230.4	$234.7	$(4.3)	$693.1	$703.4	$(10.3)

The decrease in sales during the third quarter and the first nine months of 2024 was primarily due to (1) a 1.6% and 1.3% decrease in global Company-operated same-restaurant sales of $4.1 million and $9.4 million, respectively, and (2) net closures of Company-operated restaurants of $0.3 million and $2.2 million, respectively. Company-operated same-restaurant sales decreased due to a decrease in customer count, partially offset by higher average check.

Franchise Royalty Revenue and Fees	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Franchise royalty revenue	$132.6	$130.1	$2.5	$394.6	$384.3	$10.3
Franchise fees	21.3	19.3	2.0	63.4	59.7	3.7
	$153.9	$149.4	$4.5	$458.0	$444.0	$14.0

Franchise royalty revenue during the third quarter of 2024 increased $2.5 million, of which (1) $2.1 million was due to net new restaurant development and (2) $0.7 million was due to a 0.4% increase in global franchise same-restaurant sales. Franchise royalty revenue during the first nine months of 2024 increased $10.3 million, of which (1) $6.1 million was due to net new restaurant development and (2) $3.9 million was due to a 0.8% increase in global franchise same-restaurant sales. Franchise same-restaurant sales during the third quarter and first nine months of 2024 increased due to higher average check, partially offset by a decrease in customer count.

The increase in franchise fees during the third quarter and the first nine months of 2024 was primarily due to (1) higher fees for providing information technology services to franchisees of $0.5 million and $1.3 million, respectively, and (2) an increase in other miscellaneous franchise fees of $1.5 million and $2.4 million, respectively.

Franchise Rental Income	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Franchise rental income	$59.3	$57.6	$1.7	$177.9	$173.4	$4.5

The increase in franchise rental income during the third quarter and the first nine months of 2024 was primarily due to (1) the impact of amending certain existing leases of $1.3 million and $2.8 million, respectively, (2) the impact of entering into new leases of $0.6 million and $1.6 million, respectively, and (3) an increase in executory costs of $0.3 million and $0.7 million, respectively. See Note 11 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Advertising Funds Revenue	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Advertising funds revenue	$123.1	$108.9	$14.2	$343.2	$320.1	$23.1

The increase in advertising funds revenue during the third quarter of 2024 was primarily due to promotional activity of $12.0 million. During the first nine months of 2024, advertising funds revenue also increased due to (1) net new restaurant development of $4.5 million and (2) an increase in franchise same-restaurant sales in the U.S. and Canada of $2.3 million.

Cost of Sales, as a Percent of Sales	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Food and paper	31.1%	31.7%	(0.6)%	30.9%	31.9%	(1.0)%
Restaurant labor	32.1%	31.9%	0.2%	32.2%	31.8%	0.4%
Occupancy, advertising and other operating costs	21.7%	21.4%	0.3%	21.6%	21.2%	0.4%
	84.9%	85.0%	(0.1)%	84.8%	84.9%	(0.1)%

The decrease in cost of sales, as a percent of sales, during the third quarter and the first nine months of 2024 was primarily due to (1) higher average check and (2) labor efficiencies. These impacts were partially offset by (1) an increase in restaurant labor rates and (2) a decrease in customer count.

Franchise Support and Other Costs	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Franchise support and other costs	$16.0	$14.8	$1.2	$47.0	$41.9	$5.1

The increase in franchise support and other costs during the third quarter and the first nine months of 2024 was primarily due to an increase in costs incurred to provide information technology and other services to franchisees.

Franchise Rental Expense	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Franchise rental expense	$32.2	$31.9	$0.3	$96.4	$94.9	$1.5

The increase in franchise rental expense during the first nine months of 2024 was primarily due to an increase in executory costs. See Note 11 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Advertising Funds Expense	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Advertising funds expense	$129.7	$107.9	$21.8	$357.9	$319.2	$38.7

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. The Company expects advertising funds expense to be higher than advertising funds revenue by approximately $22.0 million for 2024, which represents the Company’s plan to fund incremental breakfast advertising. The increase in advertising funds expense during the third quarter and the first nine months of 2024 was primarily due to (1) the same factors as described above for “Advertising Funds Revenue” and (2) the recognition of the expected Company breakfast advertising spend in excess of advertising funds revenue of $6.6 million and $14.8 million, respectively.

General and Administrative	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Employee compensation and benefits	$35.2	$31.1	$4.1	$103.4	$96.1	$7.3
Share-based compensation	6.7	6.4	0.3	17.8	15.7	2.1
Incentive compensation	2.5	5.4	(2.9)	15.0	20.4	(5.4)
Professional fees	14.9	13.2	1.7	42.2	42.8	(0.6)
Other, net	3.5	3.2	0.3	9.6	9.3	0.3
	$62.8	$59.3	$3.5	$188.0	$184.3	$3.7

The increase in general and administrative expenses during the third quarter of 2024 was primarily due to (1) higher employee compensation and benefits and (2) an increase in professional fees. These increases were partially offset by a decrease in incentive compensation accruals, reflecting lower operating performance as compared to plan in 2024 versus 2023.

The increase in general and administrative expenses during the first nine months of 2024 was primarily due to (1) higher employee compensation and benefits and (2) higher share-based compensation. These increases were partially offset by a decrease in incentive compensation accruals, reflecting lower operating performance as compared to plan in 2024 versus 2023.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Restaurants	$23.3	$21.9	$1.4	$68.8	$63.9	$4.9
Technology support, corporate and other	13.7	12.4	1.3	41.2	37.4	3.8
	$37.0	$34.3	$2.7	$110.0	$101.3	$8.7

The increase in depreciation and amortization during the third quarter and the first nine months of 2024 was primarily due to (1) asset additions for new and remodeled restaurants and (2) depreciation and amortization for technology investments.

Amortization of Cloud Computing Arrangements	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Amortization of cloud computing arrangements	$3.6	$3.8	$(0.2)	$10.6	$7.7	$2.9

The increase in amortization of cloud computing arrangements during the first nine months of 2024 was primarily due to amortization of assets associated with the Company’s human capital management (“HCM”) system implementation completed in the third quarter of 2023.

System Optimization Gains, Net	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
System optimization gains, net	$(0.4)	$(0.1)	$(0.3)	$(0.6)	$(0.1)	$(0.5)

System optimization gains, net for the third quarter and the first nine months of 2024 were primarily comprised of post-closing adjustments on sales of restaurants. See Note 3 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Reorganization and Realignment Costs	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Organizational redesign	$0.3	$0.6	$(0.3)	$8.3	$8.0	$0.3
Other reorganization and realignment plans	0.1	—	0.1	0.2	0.1	0.1
	$0.4	$0.6	$(0.2)	$8.5	$8.1	$0.4

During the first nine months of 2024 and 2023, the Company recognized costs under the Organizational Redesign Plan of $8.3 million and $8.0 million, respectively, which primarily included severance and related employee costs. See Note 4 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information on the Organizational Redesign Plan.

Costs incurred under the Company’s other reorganization and realignment plans were not material during the three and nine months ended September 29, 2024 and October 1, 2023. The Company does not expect to incur any material additional costs under these plans.

Impairment of Long-Lived Assets	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Impairment of long-lived assets	$0.2	$0.1	$0.1	$2.9	$0.5	$2.4

The increase in impairment of long-lived assets during the first nine months of 2024 was primarily due to higher impairment charges as a result of the deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Lease buyout	$1.7	$(0.2)	$1.9	$2.2	$(0.2)	$2.4
Equity in earnings in joint venture, net	3.1	3.0	0.1	8.6	8.0	0.6
Other, net	0.3	0.3	—	0.6	1.6	(1.0)
	$5.1	$3.1	$2.0	$11.4	$9.4	$2.0

The increase in other operating income during the third quarter and the first nine months of 2024 was primarily due to an increase in lease buyout activity.

Interest Expense, Net	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Interest expense, net	$31.3	$31.0	$0.3	$92.8	$93.8	$(1.0)

The decrease in interest expense, net during the first nine months of 2024 was primarily due to lower outstanding long-term debt.

Loss on Early Extinguishment of Debt	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Loss on early extinguishment of debt	$—	$0.3	$(0.3)	$—	$1.6	$(1.6)

During the first nine months of 2023, the Company incurred a loss on early extinguishment of debt of $1.6 million related to the repurchase of $39.3 million in principal of the Company’s 7% debentures.

Investment Loss, Net	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Investment loss, net	$—	$—	$—	$—	$10.4	$(10.4)

During the first nine months of 2023, the Company recorded a loss of $10.4 million due to impairment charges for the difference between the estimated fair value and the carrying value of an investment in equity securities.

Other Income, Net	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Other income, net	$6.3	$7.7	$(1.4)	$19.4	$22.5	$(3.1)

The decrease in other income, net during the third quarter and the first nine months of 2024 was primarily due to a decrease in interest income, reflecting lower balances of cash equivalents.

Provision for Income Taxes	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Income before income taxes	$69.7	$78.0	$(8.3)	$201.9	$212.1	$(10.2)
Provision for income taxes	(19.5)	(20.0)	0.5	(55.0)	(54.6)	(0.4)
Effective tax rate on income	27.9%	25.5%	2.4%	27.3%	25.8%	1.5%

The effective tax rates for the third quarter and the first nine months of 2024 and 2023 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The increase in the effective tax rate for the third quarter of 2024 was primarily due to (1) an increase in the tax effects of our foreign operations, (2) a decrease in the benefit from share-based compensation and (3) an increase in state income taxes, including discrete changes to state deferred income taxes. The increase in the effective tax rate for the first nine months of 2024 was primarily due to (1) an increase in the tax effects of our foreign operations and (2) a decrease in the benefit from share-based compensation. These changes were partially offset by a one-time adjustment to our foreign deferred income taxes related to prior periods.

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

Segment Information

See Note 16 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Sales	$222.7	$227.7	$(5.0)	$673.4	$685.2	$(11.8)
Franchise royalty revenue	114.4	112.7	1.7	341.2	334.0	7.2
Franchise fees	17.9	17.0	0.9	53.5	51.8	1.7
Advertising fund revenue	113.7	99.8	13.9	316.1	296.0	20.1
Total revenues	$468.7	$457.2	$11.5	$1,384.2	$1,367.0	$17.2
Segment profit	$129.8	$134.9	$(5.1)	$392.3	$403.1	$(10.8)

The increase in Wendy’s U.S. revenues during the third quarter and the first nine months of 2024 was primarily due to (1) higher advertising fund revenue and (2) net new franchise restaurant development. During the first nine months of 2024, revenues also increased due to higher franchise same-restaurant sales. Franchise same-restaurant sales increased during the first nine months of 2024 primarily due to higher average check, partially offset by a decrease in customer count. These increases were partially offset by a decrease in Company-operated sales driven by the same factors as described above for “Sales.”

The decrease in Wendy’s U.S. segment profit during the third quarter and the first nine months of 2024 was primarily due to (1) an increase in the Company’s funding of incremental advertising and (2) a decrease in Company-operated sales. During the first nine months of 2024, segment profit also decreased due to higher franchise support and other costs. These changes were partially offset by an increase in franchise royalty revenue and fees.

Wendy’s International

	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Sales	$7.7	$7.1	$0.6	$19.7	$18.2	$1.5
Franchise royalty revenue	18.2	17.4	0.8	53.4	50.4	3.0
Franchise fees	2.3	1.6	0.7	6.6	4.5	2.1
Advertising fund revenue	9.4	9.1	0.3	27.1	24.1	3.0
Total revenues	$37.6	$35.2	$2.4	$106.8	$97.2	$9.6
Segment profit	$11.0	$10.8	$0.2	$32.4	$26.8	$5.6

The increase in Wendy’s International revenues during the third quarter and the first nine months of 2024 was primarily due to (1) net new restaurant development and (2) an increase in franchise same-restaurant sales. Franchise same-restaurant sales increased during the third quarter and the first nine months of 2024 due to higher average check, partially offset by a decrease in customer count.

The increase in Wendy’s International segment profit during the third quarter and the first nine months of 2024 was primarily due to higher revenues. This increase was partially offset by higher advertising fund expenses.

Global Real Estate & Development

	Third Quarter			Nine Months
	2024	2023	Change	2024	2023	Change
Franchise fees	$1.1	$0.6	$0.5	$3.3	$3.4	$(0.1)
Franchise rental income	59.3	57.5	1.8	178.0	173.4	4.6
Total revenues	$60.4	$58.1	$2.3	$181.3	$176.8	$4.5
Segment profit	$27.2	$24.4	$2.8	$79.5	$76.0	$3.5

The increase in Global Real Estate & Development revenues during the third quarter and the first nine months of 2024 was primarily due to higher franchise rental income as a result of (1) amending certain existing leases, (2) entering into new leases and (3) an increase executory costs.

The increase in Global Real Estate & Development segment profit during the third quarter and the first nine months of 2024 was primarily due to (1) higher revenues and (2) an increase in lease buyout activity. These increases were partially offset by higher franchise rental expense driven by the same factors as described above for “Franchise Rental Expense.”

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

Our anticipated cash requirements for the remainder of 2024, exclusive of operating cash flow requirements, consist principally of:

•capital expenditures of approximately $38.0 million to $48.0 million, resulting in total anticipated cash capital expenditures for the year of approximately $90.0 million to $100.0 million;

•cash dividends aggregating approximately $51.0 million as discussed below in “Dividends;” and

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

The table below summarizes our cash flows from operating, investing and financing activities for the first nine months of 2024 and 2023:

	Nine Months
	2024	2023	Change
Net cash provided by (used in):
Operating activities	$286.7	$269.5	$17.2
Investing activities	(68.8)	(55.5)	(13.3)
Financing activities	(250.6)	(373.2)	122.6
Effect of exchange rate changes on cash	(1.6)	0.3	(1.9)
Net decrease in cash, cash equivalents and restricted cash	$(34.3)	$(158.9)	$124.6

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $286.7 million and $269.5 million in the first nine months of 2024 and 2023, respectively. The change was primarily due to (1) a decrease in cash paid for cloud computing arrangements and (2) the timing of payments for marketing expenses of the national advertising funds. These changes were partially offset by lower net income, adjusted for non-cash expenses.

Investing Activities

Cash used in investing activities was $68.8 million and $55.5 million in the first nine months of 2024 and 2023, respectively. The change was primarily due to an increase in expenditures associated with the Company’s franchise development fund of $19.1 million, partially offset by (1) a decrease in capital expenditures of $3.3 million and (2) an increase in proceeds from dispositions of $2.9 million.

Financing Activities

Cash used in financing activities was $250.6 million and $373.2 million in the first nine months of 2024 and 2023, respectively. The change was primarily due to (1) a decrease in repurchases of the Company’s common stock of $82.4 million and (2) a decrease in repayments of long-term debt of $39.3 million, reflecting the impact of repurchases of the Company’s 7% debentures during the first nine months of 2023.

Long-Term Debt, Including Current Portion

We may from time to time seek to repurchase portions of our outstanding long-term debt, including our 7% debentures and/or our senior secured notes, through open market purchases, privately negotiated transactions or otherwise. No debt repurchases were made during the nine months ended September 29, 2024. Future repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Whether or not to repurchase any debt and the size and timing of any such repurchases will be determined at our discretion.

There were no material changes to the Company’s debt obligations since December 31, 2023. The Company was in compliance with its debt covenants as of September 29, 2024.

Dividends

On March 15, 2024, June 17, 2024, and September 17, 2024, the Company paid quarterly cash dividends per share of $.25, aggregating $153.4 million. On October 31, 2024, the Company announced a dividend of $.25 per share to be paid on December 16, 2024 to stockholders of record as of December 2, 2024. As a result, the Company expects that its total cash requirement for the fourth quarter of 2024 will be approximately $51.0 million based on the number of shares of its common stock outstanding at October 24, 2024. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Stock Repurchases

In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the nine months ended September 29, 2024, the Company repurchased 3.4 million shares under the January 2023 Authorization with an aggregate purchase price of $59.6 million, of which $0.2 million was accrued as of September 29, 2024, and excluding excise tax and commissions. As of September 29, 2024, the Company had $250.4 million of availability remaining under the January 2023 Authorization. Subsequent to September 29, 2024 through October 24, 2024, the Company repurchased 0.2 million shares under the January 2023 Authorization with an aggregate purchase price of $2.7 million, excluding applicable excise tax and commissions.

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor directly impacted our consolidated results of operations during the nine months ended September 29, 2024, and we expect this to continue throughout the remainder of 2024. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases and product mix. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of September 29, 2024 there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 29, 2024. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of September 29, 2024, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the third quarter of 2024 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the third quarter of 2024:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
July 1, 2024 through August 4, 2024	929,674	$16.76	929,002	$260,000,026
August 5, 2024 through September 1, 2024	427,124	$16.98	295,114	$255,002,053
September 2, 2024 through September 29, 2024	269,917	$17.31	268,290	$250,362,507
Total	1,626,715	$16.91	1,492,406	$250,362,507

(1)Includes 134,309 shares of common stock reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible.

Subsequent to September 29, 2024 through October 24, 2024, the Company repurchased 0.2 million shares under the January 2023 Authorization with an aggregate purchase price of $2.7 million, excluding applicable excise tax and commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Employment Letter between The Wendy’s Company and John Min dated as of September 4, 2024.* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2024 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2024, formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: October 31, 2024	By: /s/ Gunther Plosch
Gunther Plosch
Chief Financial Officer
(On behalf of the registrant)

Date: October 31, 2024	By: /s/ Suzanne M. Thuerk
Suzanne M. Thuerk
Chief Accounting Officer
(Principal Accounting Officer)