Form 10-K
period 2024-12-29
Wendy's Co
filed 2025-02-21
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 29, 2024
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

The aggregate market value of common equity held by non-affiliates of The Wendy’s Company as of June 28, 2024 was approximately $2,901.7 million. As of February 19, 2025, there were 200,485,068 shares of The Wendy’s Company common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from The Wendy’s Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 29, 2024.

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

•our ability to manage the impact of social or digital media;

•our ability to protect our intellectual property;

•food safety events or health concerns involving our products;

•our ability to deliver global sales growth and maintain or grow market share across our dayparts;

•our ability to achieve our growth strategy through new restaurant development;

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

Item 1. Business.

Company Overview

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the United States (the “U.S.”) based on traffic and dollar share, and the third largest globally with 7,240 restaurants in the U.S. and 31 foreign countries and U.S. territories as of December 29, 2024.

At December 29, 2024, there were 5,933 Wendy’s restaurants in operation in the U.S. Of these restaurants, 381 were operated by the Company and 5,552 were operated by a total of 207 franchisees. In addition, at December 29, 2024, there were 1,307 Wendy’s restaurants in operation in 31 foreign countries and U.S. territories. Of the international restaurants, 1,294 were operated by a total of 107 franchisees and 13 were operated by the Company in the United Kingdom (the “U.K.”).

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

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 29, 2024” or “2024,” (2) “the year ended December 31, 2023” or “2023,” and (3) “the year ended January 1, 2023” or “2022,” all of which consisted of 52 weeks.

Business Strategy

Wendy’s strategic framework includes providing fresh, famous food to consumers, delivering an exceptional customer experience through operational excellence and expanding the Company’s footprint across the globe. Our opportunities to execute on this framework for long-term profitable growth include (1) driving same-restaurant sales and share growth, (2) accelerating digital growth, (3) improving restaurant profitability and (4) driving global unit growth.

Business Segments

The Company is comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, franchise fees and national advertising fund collections from franchised restaurants. Wendy’s International includes the operation and franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our Canadian restaurant real estate joint venture (“TimWen”). In addition, Global Real Estate & Development earns fees from facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”) and providing other development-related services to franchisees. See Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 herein and Note 25 to the Consolidated Financial Statements contained in Item 8 herein for segment financial information.

The Wendy’s Restaurant System

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, franchise fees, national advertising funds contributions and rents received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of December 29, 2024.

Restaurant Openings and Closings

During 2024, Wendy’s opened 276 new restaurants, of which three were Company-operated and 273 were franchisee-operated. During 2024, Wendy’s closed 276 generally underperforming restaurants, of which 21 were Company-operated and 255 were franchisee-operated.

The following table sets forth the number of Wendy’s restaurants in operation at the beginning and end of each fiscal year from 2022 to 2024:

	2024	2023	2022
Restaurants open at beginning of period	7,240	7,095	6,949
Restaurants opened during period	276	248	276
Restaurants closed during period	(276)	(103)	(130)
Restaurants open at end of period	7,240	7,240	7,095

Restaurant Operations

Wendy’s develops, operates and franchises restaurants across the globe. Traditional restaurants generally feature dine-in, carryout, drive-thru and delivery services. While most Wendy’s locations are traditional restaurants, Wendy’s also operates non-traditional restaurants in locations such as fuel and transportation centers, food courts and other retail locations, delivery kitchens and military bases.

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

Supply Chain, Distribution and Purchasing

As of December 29, 2024, three independent processors (five total production facilities) supplied all of the fresh beef used by Wendy’s restaurants in the U.S. In addition, five independent processors (seven total production facilities) supplied all of the chicken used by Wendy’s restaurants in the U.S. In addition, there was one main in-line distributor of food, packaging and beverage products, excluding breads, that serviced approximately 67% of Wendy’s restaurants in the U.S. and four additional in-line distributors that, in the aggregate, serviced approximately 32% of Wendy’s restaurants in the U.S. Wendy’s and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations, and Wendy’s anticipates no such shortages of products and believes that alternate suppliers and distribution sources are available. Suppliers and distributors to the Wendy’s system must comply with U.S. Department of Agriculture (“USDA”) and U.S. Food and Drug Administration (“FDA”) regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.

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

Quality Assurance

Wendy’s quality assurance program is designed to verify that the food products supplied to our restaurants are processed in a safe, sanitary environment and in compliance with our food safety and quality standards. Wendy’s quality assurance personnel regularly conduct sanitation and production audits for all of our core menu product processing facilities, which include beef, chicken, eggs, pork, buns, french fries, Frosty® dessert ingredients and produce. Animal welfare audits are also conducted at all beef, chicken, pork and egg facilities to confirm compliance with our required animal welfare and handling policies and procedures. In addition to our facility audit program, weekly samples of beef, chicken and other core menu products from our distribution centers are randomly sampled and analyzed by a third-party laboratory to test conformance to our quality specifications. Samples of core menu products are also sent weekly to Wendy’s in-house quality assurance team to assess conformance to Wendy’s specifications. Wendy’s representatives, including third-party auditors, regularly conduct evaluations and inspections of all Company-operated and franchised restaurants to test conformance to our sanitation, food safety and operational requirements. In addition, restaurant crew and managers at Company-operated and franchised restaurants are re-certified each year on critical food safety standards. Wendy’s has the right to terminate franchise agreements if franchisees fail to comply with quality standards. Wendy’s also utilizes a platform designed to help streamline data collection, tracking and trending in our supply chain as part of our food safety and quality assurance program. We continue to expand the scope of the platform to help us monitor and assess food safety and quality assurance risks.

Information Technology

Wendy’s relies on computer systems and information technology to conduct its business. Wendy’s utilizes both commercially available third-party software and proprietary software owned by the Company to run the point-of-sale and kitchen delivery functions and certain other consumer-facing and back-office functions in Wendy’s restaurants. Wendy’s has invested significant resources to focus on consumer-facing and other technology, including investments to support restaurant stability, enterprise resource planning, enhancements to Wendy’s mobile apps and loyalty programs, data infrastructure to support customer relationship management and personalized marketing capabilities and delivery arrangements with third-party vendors for Wendy’s U.S. and Canadian restaurants. We believe our digital platforms are critical to creating a more seamless user experience, providing insights to enhance our relationship with customers and meeting consumer demand for customization, speed and convenience. We have a partnership with a third-party global cloud provider to enhance our restaurant experience and unlock new customer, restaurant and employee experiences through data-driven insights.

Trademarks and Service Marks

Wendy’s or its subsidiaries have registered certain trademarks and service marks in the U.S. Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Quality Is Our Recipe® and the Wendy Cameo design. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks have their next required maintenance filings at various times from 2025 to 2035 in order to keep such registrations in force, while international trademarks and service marks have various durations of seven to 15 years. Wendy’s generally intends to maintain and renew its trademarks and service mark registrations in accordance with applicable deadlines.

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

Wendy’s competitive position is differentiated by a focus on high quality, craveable food, its made-to-order square hamburgers using fresh beef*, its unique and diverse menu, including chicken sandwiches, freshly-prepared salads and other signature items like chili, baked potatoes, the Frosty® dessert and the Breakfast Baconator®, its promotional products, its choice of toppings and condiments and the atmosphere and décor of its restaurants. (*Fresh beef available in the contiguous U.S. and Alaska, as well as Canada, Mexico, Puerto Rico, the United Kingdom and other select international markets.)

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

Additional competitive pressures for prepared food purchases come from operators outside the restaurant industry. A number of major grocery chains offer fresh deli sandwiches and fully prepared food and meals, including takeout options. Additionally, convenience stores and retail outlets at gas stations frequently offer a wide variety of sandwiches and other foods.

Wendy’s also competes with grocery chains, food delivery providers and other retail outlets that sell food to be prepared at home. Competition with these chains, providers and other outlets could increase based on the gap between the price of food prepared at home compared to the price of food purchased at restaurants.

Technology and delivery are critical parts of the restaurant consumer experience. In the quick-service restaurant category, technology initiatives include mobile interactive technology for brand and menu search information, mobile ordering, mobile payment, mobile offers, mobile order pick-up and carryout, customer loyalty and rewards programs, artificial intelligence (“AI”) and other self-service technologies. An increasing number of restaurant chains have also introduced or expanded their restaurant delivery arrangements as another strategy to increase market share. If our technology initiatives, digital commerce platforms or third-party delivery providers do not meet customers’ expectations in terms of security, speed, cost, attractiveness or ease of use, customers may be less inclined to use those platforms or providers and our competitive position could be adversely impacted.

System Optimization

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as by facilitating Franchise Flips. As of December 29, 2024, Company-operated restaurant ownership was approximately 5% of the total system.

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

The table below shows the number of restaurant acquisitions, restaurant dispositions and Franchise Flips completed in each of 2024, 2023 and 2022.

	Year Ended
	2024	2023	2022
Restaurant acquisitions	—	—	1
Restaurant dispositions	3	—	1
Franchise Flips (a)	50	99	79
_______________

(a)Represents franchisee-to-franchisee restaurant transfers for which the Company received advisory fees, which include valuation services and fees for selecting pre-approved buyers.

Franchising

As of December 29, 2024, 207 Wendy’s U.S. franchisees operated 5,552 franchised restaurants in 50 states and the District of Columbia, and 107 Wendy’s international franchisees operated 1,294 franchised restaurants in 31 foreign countries and U.S. territories.

U.S. Franchise Arrangements

The rights and obligations governing the majority of franchised restaurants operating in the U.S. are set forth in the Wendy’s current Unit Franchise Agreement (the “Current Franchise Agreement”) (non-traditional locations may operate under an amended agreement or alternate form of agreement). This agreement provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Current Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions. The initial term may be extended up to 25 years at the franchisee’s option.

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

The technical assistance fee is used to defray some of the costs to Wendy’s for start-up and transitional services related to new and existing franchisees in the development and opening of new restaurants or acquiring Company-operated restaurants. In certain limited instances (such as a reduced franchise agreement term, development incentive programs or other unique circumstances), Wendy’s may charge a reduced technical assistance fee or may waive the technical assistance fee. Wendy’s does not select or employ personnel on behalf of franchisees.

International Franchise Arrangements

Wendy’s Restaurants of Canada Inc. (“WROC”), a 100% owned subsidiary of Wendy’s, holds master franchise rights for Canada. The rights and obligations governing the majority of franchised restaurants operating in Canada are set forth in a Single Unit Sub-Franchise Agreement (the “Single Unit Sub-Franchise Agreement”) (non-traditional locations may operate under an amended agreement or alternate form of agreement). This document provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by WROC and to use the Wendy’s system in connection with the operation of the restaurant at that site. The Single Unit Sub-Franchise Agreement provides for a 20-year term and a 10-year renewal subject to certain conditions. The sub-franchisee pays to WROC a monthly royalty of 4.0% of sales, as defined in the agreement, from the operation of the restaurant. The agreement also typically requires that the franchisee pay WROC an initial technical assistance fee. The standard technical assistance fee is currently C$50,000 for each new restaurant opened.

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

Non-Traditional Development

Non-traditional restaurants, such as those located in fuel and transportation centers, food courts and other retail locations, delivery kitchens and military bases, represent a component of Wendy’s global development strategy. These non-traditional locations may be subject to different rights and obligations than our traditional franchise arrangements, including with respect to initial and renewal franchise terms, technical assistance fees, monthly royalty rates and advertising contribution rates, and the sales levels at these locations may also differ from sales levels at traditional Wendy’s restaurants.

Franchise Development and Other Relationships

In addition to its franchise and license agreements, Wendy’s also enters into development and/or relationship agreements with certain franchisees. The development agreement provides the franchisee with the right to develop a specified number of new Wendy’s restaurants using Wendy’s current design standards and specifications within a stated, non-exclusive territory for a specified period, subject to the franchisee meeting interim new restaurant development requirements. The relationship agreement addresses other aspects of the franchisor-franchisee relationship, such as restrictions on operating competing businesses, participation in brand initiatives such as national marketing promotions, technology upgrades, business plans, satisfaction of certain financial covenants, employment of approved operators, confidentiality and restrictions on engaging in certain securities offerings, ownership changes or debt refinancing transactions without Wendy’s prior consent.

To promote new restaurant development, Wendy’s has provided franchisees with certain incentive programs for qualifying new and existing restaurants. In July and September 2024, Wendy’s announced a new development incentive structure in the U.S. and Canada and select international markets, respectively, that provides for reductions in royalty and national advertising fees for qualifying new restaurants for two, three or four years of operation based on the number of restaurants committed to under a development agreement. Franchisees who open a restaurant on or before November 30th of the calendar year prior to the restaurant’s required open date receive a technical assistance fee waiver. Wendy’s also provides franchisees with its base-level incentive that provides for reductions in royalty and national advertising fees for up to the first two years of operation for qualifying approved replacement restaurants. From time to time, Wendy’s may modify these incentive programs. For example, subsequent to December 29, 2024, Wendy’s announced that it is offering the highest-level incentive, which provides for fee reductions for four years, to all new and existing U.S. franchisees for a limited period of time under certain circumstances.

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

See Note 2 and Note 20 to the Consolidated Financial Statements contained in Item 8 herein, and the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, for information regarding certain guarantee obligations, reserves, commitments and contingencies involving franchisees.

Advertising and Marketing

In the U.S. and Canada, Wendy’s advertises nationally through national advertising funds primarily on network and cable television programs, including nationally televised events, as well as through audio and digital media, and advertises locally primarily through regional network and cable television, audio and digital media and out-of-home media, such as billboards. Wendy’s maintains two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, the Internet and a variety of promotional campaigns, including through digital and social media platforms. Separate national advertising funds are administered for Wendy’s U.S. and Canadian restaurant locations. Contributions to the national advertising funds are required to be made by both Company-operated and franchised restaurants and are based on a percentage of restaurant sales. In addition to the contributions to the national advertising funds, Wendy’s requires additional contributions to be made for both Company-operated and franchised restaurants based on a percentage of restaurant sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising spend are governed by the Current Franchise Agreement in the U.S. and by the Single Unit Sub-Franchise Agreement in Canada. Required contributions by Company-operated restaurants for advertising and promotional programs are at the same percentage of sales as franchised restaurants within the Wendy’s system. As of December 29, 2024, the contribution rate for U.S. restaurants was generally 3.5% of sales for national advertising and 0.5% of sales for local and regional advertising. As of December 29, 2024, the contribution rate for Canadian restaurants was approximately 3% of sales for national advertising and approximately 1% of sales for local and regional advertising, with the exception of Quebec, for which there is no national advertising contribution rate and the local and regional advertising contribution rate is 4% of sales. Non-traditional locations, including delivery kitchens, may be subject to adjusted requirements for national, local and regional advertising contributions. See Note 23 to the Consolidated Financial Statements contained in Item 8 herein for additional information regarding advertising.

Human Capital

We are focused on continuing to build love for Wendy’s by delivering on our brand promise – “Fresh Famous Food…Made Right…For You” – every time in every restaurant, for every customer, every day. Our brand promise is foundational to our culture, and it is delivered by inspiring our employees and restaurant teams to always put the customer first, make every restaurant the star, operate the one best way and own the responsibility to grow the Wendy’s brand. Our restaurants, our food and the value and service we provide to our customers are all integral to our long-term success, but ultimately it is our people that help us deliver our brand promise every single day.

We continue to invest in our Company employees to ensure we are able to attract, hire and retain great talent throughout our organization. We measure our effectiveness in these areas using various tools and metrics, including administering an employee engagement survey annually and tracking our employee turnover rates compared to others in the restaurant industry.

As of December 29, 2024, the Company was comprised of approximately 14,500 employees, of which approximately one-third were full-time, and two-thirds were part-time. The vast majority of our employees are located in the United States and work in our Company-operated restaurants within our Wendy’s U.S. business segment. Outside of our Company-operated restaurants, our largest population of employees are part of our restaurant support organization, which includes employees across the globe and at our restaurant support center in Dublin, Ohio. We are proud to have a workforce with diverse backgrounds and experiences.

Respectful Workplace

From day one, the Wendy’s business has always been of, for and about people. More than 50 years ago, our founder, Dave Thomas, established this Company based on certain core values, including Doing the Right Thing, Treating People with Respect and Giving Something Back. Over the years, these values have remained central to our business and inform our approach with our employees, franchisees, suppliers, business partners, customers and the communities we serve. Our commitment to these values is reflected in our Code of Business Conduct and Ethics, which applies to Company employees and directors, and in our Supplier Code of Conduct, which sets forth our expectations for key suppliers to the Wendy’s system in the U.S. and Canada. We strive to bring our values to life every day, and we share and reinforce our values and expectations with our employees through other policies and procedures. We value and promote respectful and inclusive workplaces as we believe healthy and thriving workplaces are key to supporting and protecting the integrity of the Wendy’s brand and fuel our continued success.

Culture and Inclusion

We believe our strategic focus on culture and inclusion has helped and will continue to help the Company remain true to our values as well as support our financial performance and global growth strategy. Creating and fostering inclusive work environments allows us to create an engaging and welcoming culture for our employees, which we believe positively affects the quality of products, service and experience we deliver to our customers. We also believe that our Company workforce should be representative of our customer base, in order to best serve them.

We are fortunate to have several thriving Employee Resource Groups (“ERGs”), which are voluntary employee-led groups, each sponsored by a Wendy’s senior leadership team member. Our ERGs serve an important role in creating forums for learning and inclusion, providing opportunities to celebrate different backgrounds, empowering employees to bring their authentic selves to work and creating leadership and professional development opportunities. We have seven ERGs which focus on Women (Women of Wendy’s), LGBTQ+ (WeQual), Military Veterans & Families (WeVets), Culturally Diverse (WCD), Black (WeBERG), Young Professionals (WenGEN) and Care Givers (GiveCare). All employees are welcome in our ERGs. In 2024, we hosted over 100 wide-ranging programs facilitated by our ERGs.

Compensation and Benefits

We are committed to providing market-competitive pay and benefits to attract and retain great talent. We enable this by benchmarking and analyzing pay and benefits both externally and internally. In addition to receiving competitive hourly rates and base salaries, all general managers and district managers of our Company-operated restaurants are eligible for performance-based cash incentive bonuses. Restaurant support employees are also eligible to participate in a performance-based annual bonus plan. For our restaurant-level employees, we offer the potential for raises based on individual performance reviews throughout the year. At Wendy’s, we are committed to providing pay equity for all employees, regardless of gender or ethnicity.

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

Safety and Well-Being

We are committed to providing our employees with safe and comfortable work environments and offering resources that our employees can use to help promote their well-being. We remain focused on our high standards of quality and cleanliness at our restaurants through processes like reviewing cleaning procedures and conducting our annual food safety recertification for our restaurant crew and managers. In addition, we prioritize the safety and well-being of our employees by fostering a culture of people safety awareness, responsibility and accident prevention. We also recognize that the well-being of our employees goes beyond work and our work environments. We offer several benefits to support the health and well-being of our employees, including our employee assistance program (EAP), available at no cost to Company employees and their household members. We are also proud to offer paid sick time at all levels within our restaurants to ensure employees can prioritize their health and the health of their families.

Talent Development

To set our employees up for success and support their personal development and career growth, we invest in training and development programs at all levels within the Company. We also leverage annual processes that support individual performance planning, individual professional development planning and a broad review of talent development throughout the Company. Restaurant team members have the opportunity to take advantage of an online learning curriculum, as well as hands-on training led by crew trainers, managers and field support staff. Restaurant managers and multi-unit operators also have the opportunity to participate in Wendy’s University, which includes targeted training to develop management and leadership skills at all levels. Wendy’s University also provides targeted programming for the Company’s corporate management employees, including onboarding, people manager training, work behavior assessments, leadership dialogues and the opportunity to participate in third party conferences and training. Our leadership development program for Company employees (WeLead) uses a cohort learning strategy for emerging leaders over a six-month curriculum designed to build on our performance-driven culture and develop talent across the organization.

Community-Based Giving

Wendy’s maintains a charitable giving program that supports four core categories: foster care adoption; hunger and food integrity; youth and families; and vibrant communities. In 2024, Wendy’s made charitable donations to a variety of organizations across the globe, highlighted by our ongoing and significant support of the Dave Thomas Foundation for Adoption, a charitable foundation created by our founder, Dave Thomas, which has been our signature charitable cause for more than 30 years and celebrated its 15,000th adoption. In addition to corporate contributions, we also hosted an employee-driven Community Giving Program, in which our employees nominated worthy charitable organizations to receive grants from The Wendy’s Foundation. We also made grants available to charitable organizations chosen by our ERGs in support of their missions.

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

Increased focus by governmental authorities on environmental matters have led and will likely lead to additional new governmental initiatives, particularly in the area of climate change. While we cannot predict the precise nature of these initiatives, we expect that they may impact our business both directly and indirectly. There is a possibility that government initiatives, or actual or perceived effects of changes in weather patterns, climate change or scarcity of energy and water resources, could have a direct impact on our business in ways that we cannot predict at this time.

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

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, we have included below certain material factors that have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2025, and beyond, to differ materially from those expressed in or implied by any forward-looking statements made by us or on our behalf.

Risks Related to Macroeconomic and Industry Conditions

Competition from other restaurant companies, as well as grocery chains and other retail food outlets, or poor customer experience at Wendy’s restaurants, could hurt our brand.

The market segments in which Wendy’s restaurants compete are highly competitive with respect to, among other things, price and value perception, food quality and presentation, product innovation, service, convenience, digital engagement and the location and condition of the restaurant facilities. If Wendy’s restaurants fail to deliver an exceptional customer experience, whether at a Company-operated or franchised restaurant, we may experience a decrease in customer counts. Further, Wendy’s restaurants compete with a variety of independent locally owned restaurants, as well as regional, national and global restaurant chains. Additionally, many of our competitors have introduced lower cost value meal menu options and have employed marketing strategies that include frequent use of price discounting (including through the use of coupons and other offers), frequent promotions and heavy advertising expenditures. Some of our competitors have substantially greater financial, marketing, personnel and other resources than we do, which may allow them to react to changes in pricing, marketing and operational strategies better than we can and drive higher levels of brand awareness among consumers. This product and price competition could result in reduced revenues and loss of market share.

Moreover, new companies, including operators outside the quick-service restaurant industry, may enter market areas in which Wendy’s restaurants operate and target our customer base. For example, additional competitive pressures for prepared food purchases have come from the deli or prepared foods sections of a number of major grocery store chains, as well as from convenience stores, casual dining outlets and food delivery providers. Additionally, convenience stores and retail outlets at gas stations frequently offer a wide variety of sandwiches and other foods. Such competitors may have, among other things, lower operating costs, better locations, better facilities, more effective marketing and more efficient operations. Wendy’s also competes with grocery chains and other retail outlets or concepts that sell food to be prepared at home. Competition with these chains and other outlets could increase based on the gap between the price of food prepared at home compared to the price of food purchased at restaurants. This increased product and price competition could put deflationary pressure on the selling price of products offered at Wendy’s restaurants or lead to a decrease in customer counts. All such competition may adversely affect our brand, business, results of operations and financial condition.

Adverse economic conditions or disruptions in the national and global economies, or in regions that have a high concentration of Wendy’s restaurants, could adversely impact our business, results of operations and financial condition.

Adverse economic conditions or disruptions in the national and global economies could result in higher unemployment rates, labor shortages, increasing or prolonged inflation, rising interest rates, geopolitical conditions and declines in consumer confidence, behavior and spending. Health epidemics or pandemics – such as the global outbreak of COVID-19 in early 2020 – have in the past and may in the future impact macroeconomic conditions. If such disruptions occur, they may result in significant declines in consumer food-away-from-home spending and customer counts in Wendy’s restaurants. Ongoing disruptions in the national and global economies may adversely impact our business, results of operations and financial condition. Additionally, adverse economic conditions in regions that contain a high concentration of Wendy’s restaurants, including markets in which Company-operated restaurants are located, could also have a material adverse impact on our results of operations.

Changes in discretionary consumer spending, and in consumer tastes and preferences, could adversely affect our business, results of operations and financial condition.

The success of the Wendy’s system depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Material declines in the amount of discretionary spending or consumer food-away-from-home spending, or significant increases in expenses incurred by consumers, such as living expenses or gasoline prices, could hurt our business, results of operations and financial condition. Our success also depends to a large extent on continued consumer acceptance of, and demand for, our offerings, the success of our operating, growth, promotional, marketing and new product development initiatives and the reputation of our brand. If the quick-service restaurant hamburger segment contracts or does not grow as quickly as other categories within the food service industry, or if we are unable to continue to achieve consumer acceptance or adapt to changes in consumer demographics or preferences, including with respect to product mix, nutrition, health or dietary trends (including the use of weight loss medications), environmental or social concerns or the use of digital channels, Wendy’s restaurants may lose customers, and the resulting revenues from Company-operated restaurants and the royalties that we receive from franchisees may decline.

Risks Related to Brand Perception and Value

Our success depends substantially on our corporate reputation and on the value and perception of our brand.

Our success depends in large part upon our ability to maintain and enhance the value of our brand, our customers’ loyalty to our brand and a positive relationship with our franchisees and other business partners. Brand value is based in part on consumer perceptions on a variety of subjective qualities. Erosion of trust in our brand can be caused by isolated or recurring incidents originating from us, our franchisees or our business partners, or from external events. Such incidents can significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation. For example, our brand could be damaged by claims or perceptions about the quality or safety of our products or the quality or reputation of our employees, franchisees or other business partners, regardless of whether such claims or perceptions are true. Our brand could also be adversely impacted by other incidents described in this risk factors section, including incidents related to customer service, health or safety, a failure to attract and retain qualified employees, food safety or other health concerns regarding our products, the impact of social media, digital engagement, our use of emerging technologies, data privacy violations, cyber incidents, environmental, social and governance matters or reports of our employees, franchisees or business partners taking controversial positions or acting in an unethical, illegal or socially irresponsible manner. Any such incidents could cause a decline in consumer confidence in our brand and reduce consumer demand for our products, which could have a material adverse impact on our business, results of operations and financial condition.

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

Our inability or failure to recognize, respond to and effectively manage the impact of social or digital media could adversely impact our brand, business and results of operations.

Social media platforms, including forms of internet-based communications, allow individuals access to a broad audience. The availability of information on social or digital media is virtually immediate and has given consumers the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. The dissemination of information by news media, customers, employees, social media influencers and others via social or digital media, whether accurate or inaccurate, could harm our business, brand, reputation, results of operation and financial condition. This damage may be immediate, without an opportunity to correct inaccurate information or respond to or address particular issues. In addition, as part of our marketing efforts, we frequently use social media to communicate with consumers in order to build their awareness of, engagement with and loyalty to our brand. Our failure to use social media effectively or appropriately, particularly as compared to our competitors, could lead to a decline in brand value, customer visits and revenues. Laws and regulations governing the use of social media continue to rapidly evolve. A failure by us, our employees, our franchisees or third parties acting on our behalf to abide by applicable laws and regulations in the use of social media could adversely impact our reputation, brand, results of operations and financial condition or subject us to litigation, fines or other penalties. Social media risks could also arise from our employees, franchisees or business partners not following defined policies for the use of social media during business operations, or actions taken by employees during personal activities outside of their employment, but which could still reflect negatively on the Wendy’s brand.

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

Food safety is a top priority for Wendy’s, and we dedicate substantial resources to food safety matters to ensure our customers enjoy safe, quality food products. Food safety events, however, including instances of food-borne illness (such as salmonella or E. coli) can and have occurred in the food industry, including at the Company. Food safety events, whether or not involving Wendy’s restaurants or other restaurant companies, could adversely affect the price and availability of certain products and result in negative publicity for Wendy’s or the restaurant industry. This negative publicity may reduce demand for Wendy’s food and could result in a decrease in customer counts to Wendy’s restaurants as consumers shift their preferences to our competitors or to other products or food types. Any report linking our restaurants or suppliers to food-borne illnesses, food tampering, contamination or mislabeling or other food-safety issues could damage the value of our brand immediately and severely hurt sales of our products and possibly lead to product liability claims, litigation (including class actions) or other damages. The Wendy’s system may also be adversely impacted by consumer or regulatory concerns regarding the nutritional aspects of the products we sell, the ingredients in our products or the cooking processes or packaging used in our restaurants. These or similar concerns could result in less demand for our products and a decline in sales at Company-operated restaurants and in royalties from sales at franchised restaurants.

Risks Related to Our Business Strategy

We may be unable to deliver global sales growth or maintain or grow market share across our dayparts.

Our business strategy includes a focus on driving sales and share growth across all of our dayparts through our craveable core menu, impactful innovation and by delivering relevant value to our customers. However, we may be unable to deliver global sales growth or maintain or grow market share across our dayparts due to competitive pressures and other factors, such as consumer tastes and preferences, the effectiveness of our marketing and advertising programs, the successful development and launch of new products, commodity and labor costs, providing fast and accurate customer experiences, further accelerating our digital business and technological enhancements, driving new restaurant development and ensuring the support and engagement of franchisees.

For example, Wendy’s has entered the breakfast daypart in the United States and Canada with a breakfast program designed to drive incremental sales and profits through a strong economic model. Our inability to successfully execute on our strategy for the breakfast daypart and reach targeted levels of sales and profits could have a material adverse impact on our business, results of operations and financial condition.

Our predominantly franchised business model presents a number of risks.

As of December 29, 2024, approximately 95% of restaurants in the Wendy’s system were operated by franchisees. Wendy’s franchisees are contractually obligated to operate their restaurants in accordance with the standards set forth in our franchise and other agreements with them. Wendy’s also provides training and support to franchisees. However, franchisees are independent third parties that we do not control, and franchisees own, operate and oversee the daily operations of their restaurants. Specifically, franchisees are solely responsible for developing and utilizing their own policies and procedures, making their own hiring, firing and disciplinary decisions, scheduling hours and establishing wages and managing their day-to-day employment processes and procedures in accordance with applicable laws, rules and regulations, all of which is done independent of Wendy’s. Further, franchisees have discretion as to the prices charged to customers. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate their restaurants in a manner consistent with required standards, the royalty payments they make to us could be adversely affected and our brand’s image and reputation could be harmed, which in turn, could hurt our business and results of operations. In addition, the failure of franchisees to adequately engage in capital planning and/or succession planning may adversely affect their restaurant operations and development of new Wendy’s restaurants, which in turn could hurt our business and results of operations.

Wendy’s franchisees are an integral part of our business, growth and brand strategies, and difficulties in identifying, attracting and retaining franchisees who meet our criteria could harm our business and brand. Our business and results of operations could be adversely affected if a significant number of franchisees do not participate in brand strategies, such as new restaurant development, restaurant remodeling initiatives, marketing and menu programs and digital commerce platforms and other restaurant technologies, which in turn may harm our business and financial condition. In addition, Wendy’s current franchise model, and the way our brand strategies are executed across the system, may make it difficult for our brand to respond and adapt to the speed of changes in technology, consumer preferences or other factors as quickly as may be required to maintain and grow market share and remain competitive. Certain of our competitors that have a significantly higher percentage of company-operated restaurants than we do may have greater influence over their respective restaurant systems and greater ability to implement operational initiatives and business strategies.

We receive revenues in the form of royalties and national advertising funds contributions (both of which are generally based on a percentage of sales at franchised restaurants), as well as rent and fees from franchisees. Accordingly, a substantial portion of our financial results is to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, or if the overall business or financial health of franchisees deteriorates, their results of operations or financial condition may worsen, which could result in, among other things, increased restaurant closures, decreased restaurant openings, required financial support or franchisee bankruptcies or restructuring activities, all of which could reduce our royalty, national advertising funds, rent and other fee revenues. If franchisees are unable to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in their existing restaurants or the development of new restaurants, and our future growth and results of operations could be adversely affected. Furthermore, an insolvency or bankruptcy proceeding involving a franchisee could prevent or delay us from collecting payments or exercising any of our other rights under the franchise or other related agreement with such franchisee. Additionally, when Company-operated restaurants with leased real estate are sold to franchisees, we are often required to remain responsible for lease payments for these restaurants in the event the purchasing franchisees default on their leases.

Similarly, when we lease or sublease properties to franchisees, we remain responsible for certain expenses related to the properties, such as lease payments and maintenance charges. If franchisees fail to renew their franchise agreements or fail to perform under or extend their leases or subleases with us, or if we are unable to identify, attract and retain new franchisees who meet our criteria and can successfully implement development agreements and expansion plans, then our royalty and rental revenues may decrease and our future growth could be adversely affected.

The growth of our business is dependent on new restaurant openings, which could be affected by factors beyond our control.

Our business derives earnings from sales at Company-operated restaurants as well as royalties and other fees received from franchised restaurants. Growth in our revenues and earnings is dependent on new restaurant openings. Numerous factors beyond our control may adversely affect new restaurant openings, which in turn could hurt our business and results of operations. These factors include, among others: (i) our ability to attract new franchisees; (ii) the level of participation in, and success of, our build to suit development fund and other development programs; (iii) the attractiveness of our development incentive initiatives to new and existing franchisees; (iv) the availability of site locations for new restaurants; (v) the ability of restaurant owners to obtain financing; (vi) the ability of restaurant owners to attract, train and retain qualified operating personnel; (vii) construction and development costs; (viii) the ability of restaurant owners to secure required governmental approvals and permits in a timely manner, or at all; (ix) the ability of us and our franchises to execute our development strategy for non-traditional restaurants, such as those located in fuel and transportation centers, food courts and other retail locations, delivery kitchens and military bases; (x) the profitability of existing and new restaurants; and (xi) adverse weather conditions. Our inability to identify suitable locations, achieve consumer acceptance or otherwise execute our development strategy could have an adverse impact on our future growth, results of operations and financial condition. In addition, the growth of our business could be adversely impacted by anticipated and unanticipated restaurant closures, including closures related to underperformance, market conditions, macroeconomic or demographic trends, expiration or loss of leases, franchisee health or other factors beyond our control.

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

In addition, Wendy’s from time to time evaluates and may pursue other opportunities for growth, including through new and existing franchise partners, joint venture investments, the expansion of our brand through other opportunities and strategic mergers, acquisitions and divestitures. These strategic initiatives involve various risks, including general transaction and business risk, integration and synergy risk, market acceptance risk and risks associated with the potential diversion of management’s attention. Strategic transactions may not ultimately create value for us or our stockholders and may harm our reputation and materially adversely affect our business, results of operations and financial condition.

Our leasing and ownership of significant amounts of real estate exposes us to possible liabilities and losses, including liabilities associated with environmental matters.

We have significant real estate operations in connection with our restaurant business and are subject to the normal risks associated with owning, leasing and subleasing real estate. Our real estate values and the costs associated with our real estate operations are impacted by a variety of factors, including changes in the investment climate for real estate, macroeconomic trends, governmental regulations, infrastructure, zoning, condemnation or eminent domain, insurance, demographic trends, supply chain management, supply and demand for the ownership and operation of restaurants, franchisee commitments, payments and performance and environmental matters. A significant decrease in real estate values or increase in real estate costs could adversely affect our results of operations and financial condition.

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

We generally secure long-term real estate interests for our leased restaurants and have limited flexibility to quickly alter our real estate portfolio. Many leases provide that the rent will increase over the term of the lease and any renewals of the term. Most leases require us to pay the costs of insurance, taxes, maintenance, utilities and capital repairs and replacements, which costs are passed along to franchisees via sublease where and when such sites are operated by franchisees. We generally cannot cancel these leases prior to the expiration of their term. If an existing or future restaurant is not profitable, and we decide to close it (or, with respect to a franchise-operated restaurant, we permit the franchisee to close the restaurant or suffer an involuntary closure of the restaurant), we may nonetheless be committed to perform our obligations under the applicable lease including, among other things, paying rent, taxes and maintenance costs for the balance of the lease term. In addition, as our leases expire, we may fail to negotiate additional renewals or renewal options, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations, negatively impacting our results of operations.

Our international operations are subject to various risks and uncertainties and there is no assurance that our international operations will continue to be profitable.

In addition to many of the factors described in this risk factors section, our business outside of the United States is subject to a number of additional risks and uncertainties, including international economic and political conditions, risk of corruption and violations of the U.S. Foreign Corrupt Practices Act or similar anti-corruption and anti-bribery laws of other countries, the inability to adapt to differing cultures or consumer preferences, inadequate brand infrastructure to support our international activities, inability to obtain adequate supplies meeting our quality standards and product specifications or interruptions in obtaining such supplies, challenges and risks associated with managing and monitoring suppliers, restrictions on our ability to move cash out of certain foreign countries, currency regulations and fluctuations, tariffs and trade barriers or foreign policy changes, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements, the collection of royalties and other fees from international franchisees, the inability to protect technology, data or intellectual property rights, compliance with international privacy and information security laws and regulations, the availability and cost of land, construction costs, other legal, financial or regulatory impediments to the development or operation of restaurants, the inability to identify, attract and retain experienced management, qualified franchisees and joint venture partners. Adverse conditions or unforeseen events in countries that contain a high concentration of Wendy’s restaurants (including Canada, our largest international market), could have a material adverse impact on our international growth strategy and results of operations. In addition, to the extent we invest in international Company-operated restaurants or joint ventures, we would also have the risk of operating losses related to those restaurants, which could adversely affect our results of operations and financial condition. There can be no assurance that our international growth strategy will be successful or that our international operations will be profitable.

For example, Wendy’s entered the United Kingdom in 2021 and intends to accelerate restaurant development in other new and existing international markets utilizing a franchise model. New and emerging markets may have lower brand awareness as well as competitive conditions, consumer tastes and preferences, discretionary spending patterns and social and cultural differences that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity to build brand awareness, which could negatively impact the profitability of our operations. In addition, we and our franchisees may be unable to obtain desirable locations for new restaurants at reasonable prices, or at all, and restaurants may have higher construction, occupancy, food and labor costs than we currently anticipate. Any of these risks and uncertainties, and other factors we cannot anticipate, could have a material adverse impact on our business, results of operations and financial condition.

Risks Related to Supply Chain and Labor

Changes in commodity costs and other operating costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs (including beef, chicken, pork, dairy and grains), supplies, fuel, utilities, distribution and other operating costs, including labor costs. Increases in commodity costs have adversely impacted and could continue to adversely impact our results of operations. Our business is susceptible to increases in commodity and other operating costs as a result of various factors beyond our control, such as general economic conditions, inflation, industry demand, energy costs, food safety concerns, animal disease outbreaks, product recalls and government regulations. Increasing weather volatility or other long-term changes in weather patterns, including related to climate change, could have a significant impact on the price or availability of some of our ingredients. In addition, our supply chain is subject to increased costs arising from actual or perceived effects of climate change, greenhouse gas emissions and scarcity of energy and water resources. The ongoing and long-term costs of these impacts could have a material adverse effect on our business if not properly mitigated. We could also be adversely impacted by the cost of products raised or grown in accordance with our responsible sourcing criteria, including those related to environmental sustainability and animal welfare, as the availability of products that can be assured to meet those criteria are generally smaller and more concentrated, and may be more costly, than the markets for conventionally raised or grown products that are not assured to meet those criteria. We cannot predict whether we will be able to anticipate and react to changing commodity costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our results of operations. For example, historically, in order to partially offset inflation and other increases in commodity and other operating costs, we have gradually increased menu prices. There can be no assurance that future cost increases, including as a result of inflation, can be offset by increased menu prices or that our current or future menu prices will be fully absorbed by our customers without any resulting change to their demand for our products, which in turn could adversely affect our results of operations.

Shortages or interruptions in the supply or distribution of perishable food products could damage our brand and adversely affect our business and results of operations.

Wendy’s and our franchisees are dependent on frequent deliveries of perishable food products that meet brand specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, labor shortages, disease or food-borne illnesses, political unrest, health epidemics or pandemics, inclement weather or other calamities or conditions could adversely affect the availability, quality and cost of ingredients, which could lower revenues, increase operating costs, damage brand reputation and otherwise harm our business and the businesses of our franchisees. Certain products sold in our restaurants, such as beef and chicken, are sourced from a limited number of suppliers, which may increase our reliance on those suppliers. In addition, our system relies on a limited number of in-line distributors to deliver certain food, packaging and beverage products to our restaurants. If a disruption of service from any of our key suppliers or distributors was to occur, including as a result of a failure to meet our quality or safety standards, we could experience short-term increases in our costs while supply and distribution channels were adjusted, and we may be unable to identify or negotiate with new suppliers or distributors on terms that are commercially reasonable to us.

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

Labor is a primary component in the cost of operating our restaurants. We devote significant resources to recruiting and training our restaurant personnel, including managers and hourly employees. Increased labor costs due to competition, inflationary pressures, increased wages or employee benefits costs (including various federal, state and local actions to increase minimum wages and enhance workplace conditions), health epidemics or pandemics (such as the COVID-19 pandemic) or other factors have adversely impacted and could continue to adversely impact our cost of sales and operating expenses. In addition, Wendy’s success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff as well as employees and key personnel at our restaurant support center, and our inability to do so could adversely affect our business and results of operations. Our business, results of operations and brand perception could also be adversely impacted by unionization efforts or other campaigns by labor organizations affecting our employees or the employees of our franchisees or by our responses to any such efforts or campaigns.

Our success depends in part upon the continued succession and retention of certain key personnel and the effectiveness of our leadership and organizational structure.

Much of our future success depends on the continued availability, efforts and abilities of our senior leadership team and other key personnel. The loss of, or failure to engage in adequate succession planning for, members of our senior leadership team or other key personnel could adversely affect our ability to achieve our growth strategy and other business initiatives. In addition, changes to our leadership and organizational structure, including changes to the Company’s senior leadership team in 2024, can be inherently difficult to manage, and if we are unable to implement such changes effectively, our business, results of operations and financial results could be adversely affected.

Risks Related to Technology and Cybersecurity

There are risks and uncertainties associated with our digital commerce strategies, platforms and technologies.

Advances in technologies, including advances in digital food ordering and delivery technologies, and changes in consumer behavior driven by such advances could have a negative effect on our business. Technology and consumer offerings continue to develop and evolve, and we expect that new and enhanced technologies and consumer offerings will be available in the future, including those with a focus on restaurant modernization, restaurant technology, digital engagement and integration, AI, online ordering and delivery. Our inability to predict consumer acceptance of new technology or our failure to adequately invest in and implement new technology or adapt to technological developments, industry trends and evolving legal and regulatory requirements could result in a loss of customers and related market share. In addition, our competitors, some of whom have greater resources than we do, may be better able to benefit from changes in technologies or consumer acceptance of such changes, which could harm our competitive position and brand.

An increasing amount of our sales and revenues is derived from digital orders, including online ordering and delivery. We have implemented and will continue to implement technology investments and targeted advertising and promotions to support the growth of our digital business. If we are unable to continue to grow our digital business, it may be difficult for us to achieve our planned sales growth. If our digital commerce platforms and strategies, including our planned investments to support digital growth through enhancements to the Wendy’s mobile app, loyalty program and personalized marketing capabilities and the continued rollout and implementation of digital menu boards, kiosks and AI integrated in our restaurants, do not meet customers’ expectations in terms of security, privacy, speed, attractiveness or ease of use, customers may be less inclined to return to those platforms, which could negatively impact our business, results of operations and financial condition. Our business could also be negatively impacted if we are unable to successfully implement or execute other consumer-facing digital initiatives as quickly and efficiently as our competitors. We rely on third-party delivery services to fulfill delivery orders, and errors or failures by those providers to make timely deliveries could cause customers to stop ordering from us. The third-party restaurant delivery business is intensely competitive, with a number of companies competing for capital, market share, online traffic and delivery drivers. If the third-party delivery services that we utilize cease or curtail their operations, increase their fees or provide greater priority or promotions on their platforms to our competitors, our delivery business and our sales may be negatively impacted. In addition, the delivery business continues to rapidly evolve, including through consolidation, which may give third-party delivery companies more leverage in negotiating the terms and pricing of contracts, which could in turn negatively impact our profits from this channel.

We are heavily dependent on computer systems and information technology and any material failure, interruption or degradation of our systems or technology or issues with our key technology providers could adversely affect our business, results of operations and financial condition.

We are heavily dependent on our computer systems and information technology, including those controlled by third-party providers, to conduct our business, including point-of-sale processing in our restaurants, technologies that support our digital and delivery solutions, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and performance of these systems and technology. The failure of these systems and technology to operate effectively, or an interruption or degradation in these systems or technology could be harmful and cause delays in customer service, result in the loss of digital sales or data, reduce efficiency or cause delays in operations. Significant capital investments might be required to remediate any such problems or to maintain or upgrade our systems and technology or transition to replacement systems or technology.

We are dependent to a significant extent on our ongoing relationship with key technology providers, including their personnel, resources, technological expertise, systems and technology and their ability to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth initiatives. The implementation and use of AI technologies, which we are incorporating into certain aspects of our restaurant operations and may become more important in our operations over time, present various risks and uncertainties, and the deficiencies or other failures of AI systems could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm. The inability of us or our providers to successfully execute our technology growth initiatives while maintaining our brand value and perception could have an adverse impact on our business, results of operations and financial condition.

The occurrence of cyber incidents, or a deficiency in cybersecurity, could negatively impact our brand, business, results of operations and financial condition.

Cybersecurity incidents or breaches have, from time to time, occurred and may in the future occur involving our systems, the systems of our franchisees or the systems of third-party service providers. Such cybersecurity incidents and breaches may include, without limitation, unauthorized access, phishing attacks, account takeovers, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by malicious actors. The rapid evolution and increased adoption of AI technologies may intensify our cybersecurity risks. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those managed by third parties. Our business involves the collection and retention of sensitive customer data, including, in some instances, credit and debit card numbers and other personally identifiable information, in various information systems that we and our franchisees maintain and in those maintained by third parties with whom we and our franchisees contract to provide credit card processing, digital ordering and related services. We also maintain important internal data, such as personally identifiable information about our employees and franchisees and information relating to our operations. Our use and retention of personally identifiable information is regulated by international, federal and state laws, as well as by certain third-party agreements. As privacy and information security laws and regulations change, including comprehensive privacy and data protection laws adopted by states or foreign countries, we will likely incur additional costs to ensure that we remain in compliance with those laws and regulations. If our security and information systems are compromised or if our employees or franchisees fail to comply with, or fail to successfully implement processes related to, these laws, regulations or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, disrupt our operations, damage our relationship with customers, franchisees or employees and result in costly litigation, judgments, or penalties resulting from violation of applicable laws and payment card industry regulations. A cyber incident could also require us to notify customers, employees or other groups, result in adverse publicity or a loss in consumer confidence, sales and profits, increase fees payable to third parties or cause us to incur penalties or remediation and other costs that could adversely affect our business, results of operations and financial condition. We have devoted considerable resources to secure our systems and technology against security breaches and have implemented various processes, procedures and controls to help mitigate the risk of a cyber incident. However, the techniques and sophistication used to conduct cyber-attacks change frequently and the measures we have taken do not guarantee that a cyber incident or security breach could not occur or that our business, reputation and financial condition will not be adversely affected.

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

As of December 29, 2024, the Company had approximately $2.7 billion of outstanding debt on its balance sheet. Additionally, a subsidiary of the Company has issued variable funding notes, which allows for the borrowing of up to $300.0 million from time to time on a revolving basis. This level of debt could have significant consequences on the Company’s future operations, including: (i) making it more difficult to meet payment and other obligations under outstanding debt; (ii) resulting in an event of default if the Company’s subsidiaries fail to comply with the financial and other restrictive covenants contained in debt agreements, which event of default could result in all of the Company’s subsidiaries’ debt becoming immediately due and payable; (iii) reducing the availability of the Company’s cash flow to fund working capital, capital expenditures, equity and debt repurchases, dividends, acquisitions and other general corporate purposes, and limiting the Company’s ability to obtain additional financing for these purposes; (iv) subjecting the Company to the risk of increased sensitivity to interest rate increases on indebtedness with variable interest rates; (v) limiting the Company’s flexibility in planning for or reacting to, and increasing its vulnerability to, changes in the Company’s business or industry or the general economy; and (vi) placing the Company at a competitive disadvantage compared to its competitors that are less leveraged.

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

In addition to the Company’s outstanding indebtedness, the Company is subject to risks related to certain commitments, guarantees and other liabilities. These commitments, guarantees and other liabilities include, among others, significant contractual requirements regarding the purchase of beverages, contractual requirements regarding certain marketing and media rights and guarantees and contingent liabilities related to certain franchisee leases for which the Company has been indemnified. These commitments, guarantees and other liabilities could have an adverse effect on the Company’s liquidity and the ability of its subsidiaries to meet payment obligations. The Company may incur additional indebtedness, guarantees, commitments or other liabilities in the future that could amplify the risks that the Company currently faces.

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

Nelson Peltz, our former Chairman and Chairman Emeritus, Peter May, our Senior Vice Chairman and Matthew Peltz, our Vice Chairman, beneficially own shares of our outstanding common stock that collectively constitute approximately 15% of the Company’s total voting power as of February 19, 2025. These individuals may, from time to time, acquire beneficial ownership of additional shares of common stock.

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

Wendy’s customers may file complaints or lawsuits against us or our franchisees alleging that we are responsible for an illness or injury they suffered at or after a visit to a Wendy’s restaurant, or alleging that there was a problem with food safety, food quality or operations at a Wendy’s restaurant. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, marketing or advertising claims, claims from franchisees, intellectual property claims, stockholder claims, data privacy claims and claims alleging violations of law regarding workplace and employment matters, discrimination and similar matters, including class action lawsuits. Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations, hurt our performance and have a negative impact on our brand. While we believe we have adequate accruals for all of our legal and environmental matters, we cannot estimate the aggregate possible range of loss for our existing litigation and claims due to various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. Insurance policies contain customary limitations, conditions and exclusions that can affect the amount of insurance proceeds ultimately received. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our results of operations or financial condition. Additionally, the restaurant industry has been subject to a number of claims alleging that the menus and actions of restaurant chains have contributed to the obesity or otherwise adversely impacted the health of certain of their customers. Adverse publicity resulting from these allegations may harm the reputation of our restaurants, even if the allegations are not directed against our restaurants or are not valid. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also hurt our brand or business as a whole.

Existing and changing legal and regulatory requirements, as well as an increasing focus on environmental, social and governance issues, could adversely affect our brand, business, results of operations and financial condition.

Our complex legal and regulatory environment exposes us to compliance, litigation and similar risks that could affect our operations and results in material ways. Each Wendy’s restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state or municipality in which the restaurant is located, as well as to federal laws, rules and regulations and requirements of non-governmental entities such as payment card industry rules. Governmental authorities may enact laws, rules or regulations that impact restaurant operations and the cost of conducting those operations, including, among other matters, product packaging, marketing, the nutritional content and safety of our food and other products, labeling and other disclosure practices, and labor changes (including with respect to immigration). In addition, there can be no assurance that we and our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for opening new restaurants. More stringent and varied requirements of local regulators with respect to tax, zoning, land use and environmental factors could also delay or prevent development of new restaurants in particular locations.

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

There has been increasing public focus by investors, activists, the media and governmental and nongovernmental organizations on environmental, social and governance matters, including packaging and waste, animal health and welfare, human rights, diversity, climate change, greenhouse gases and land, energy and water use. As a result, we are subject to evolving disclosure obligations promulgated by governmental and regulatory organizations and we have experienced increased pressure and expectations to provide expanded disclosure and establish commitments, goals or targets with respect to various environmental, social and governance issues and to take the actions necessary to meet those commitments, goals and targets. Furthermore, the standards by which certain environmental, social and governance issues are measured are evolving and subject to frequent change. If we are not effective, or perceived to be effective, in meeting our commitments, goals or targets or otherwise addressing various environmental, social and governance matters, this could result in negative publicity, decreased consumer trust in our brand or litigation. In addition, the actions needed to meet our commitments, goals and targets could be difficult and resource intensive, or may require collaboration with and cooperation by our franchisees and other third parties, including suppliers in our supply chain, and could result in market, operational, execution and other costs, which could have a material adverse effect on our results of operation and financial condition. Our results of operation and financial condition could be adversely impacted if we are unable to effectively manage the risks or costs to us, our franchisees and our supply chain associated with environmental, social and governance matters.

Our current insurance may not provide adequate levels of coverage against claims that have been or may be filed.

We currently maintain insurance that we believe to be adequate for businesses of our size and type. However, we could encounter losses that cannot be insured against or that we believe are not economically reasonable to insure, such as losses due to certain natural disasters, acts of terrorism or the declaration of war. In addition, we currently self-insure a significant portion of expected losses under workers’ compensation, general liability, products liability, auto liability and property insurance programs. Unanticipated changes in the actuarial assumptions and management estimates underlying our reserves for these losses could result in materially different expense amounts, which could harm our business and adversely affect our results of operations and financial condition. We also currently maintain insurance coverage to address cyber incidents. Applicable insurance policies contain customary limitations, conditions and exclusions, and there can be no assurance that our cyber or other insurance policies will cover substantially all of the costs and expenses related to any previous or future incidents. In addition, our future insurance premiums may increase, and we may be unable to obtain similar levels of insurance on reasonable terms, or at all, due to challenging conditions in the insurance industry. Any inadequacy of, or inability to obtain, insurance coverage could have a material adverse effect on our results of operation and financial condition.

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

We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax matters and initiatives around the world. In particular, we are affected by the impact of changes to tax rates, laws or policies or related authoritative interpretations. We are also impacted by the settlement of adjustments proposed by taxing and governmental authorities in connection with our tax reviews and audits, all of which will depend on their timing, nature and scope. While we believe our recorded provision for income taxes properly reflects all applicable tax laws as currently enacted, there can be no assurance that we would be successful in challenging adjustments by the relevant tax authorities. Any significant increases in income tax rates, new or increased import duties or tariffs, changes in income tax laws,

U.S. trade or tax policy or unfavorable resolution of tax matters could have a material adverse impact on our results of operations and financial condition.

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

Unforeseen events, such as adverse weather conditions (including related to climate change), natural disasters, hostilities (including acts of war, terrorist activities and public or workplace violence), social unrest, health epidemics or pandemics (such as COVID-19) or other catastrophic events can adversely affect consumer spending, consumer confidence, restaurant sales and operations, supply chains and our ability to perform corporate or support functions at our restaurant support center, any of which could affect our business, results of operations and financial condition. Unforeseen events, including a health epidemic or pandemic, have in the past, and could again in the future, also heighten other risks disclosed in this risk factors section, including, but not limited to, those related to brand value and perception, consumer preferences, our ability to maintain or grow market share, new restaurant development, commodity costs, labor, supply chain and purchasing and international operations.

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

•Cybersecurity Insurance. We maintain cyber risk insurance coverage that is intended to mitigate the financial impact of cybersecurity and data privacy incidents. There can be no assurance that our cyber insurance policies will be sufficient in scope or amount to cover the costs and expenses related to any future incidents.

In 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, as described above, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see “Item 1A. Risk Factors—Risks Related to Technology and Cybersecurity” of this Form 10-K.

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

Role of Management

Our CIO defines and administers our cybersecurity risk management strategy. The CIO possesses both academic and industry experience, including leading multiple global retail and technology companies through technology implementation and modernization utilizing industry best practices. Our CISO reports to the CIO and directs, coordinates, plans and organizes information security activities throughout the Company, including leading the development of our cybersecurity risk management strategy. The CISO possesses academic and industry certifications and approximately two decades of experience in technology risk management, including over a decade with the Company leading multiple information security functions. The CISO briefs the CIO regularly on current cybersecurity matters and relevant issues across the cybersecurity threat landscape. The CIO and CISO regularly report to our senior leadership team, as well as our Board of Directors and designated Board committees, regarding our cybersecurity risk management strategy. The CIO and CISO are supported by several dedicated teams of cybersecurity specialists, including teams responsible for vulnerability and penetration assessments, secure design of systems and applications, intrusion detection and monitoring and incident response. In addition, the CIO and CISO coordinate with other internal teams, including Digital, Data Governance, Operations, Finance, Legal and Internal Audit, to ensure our cybersecurity risk management strategy supports the Company’s technology strategy and overall business goals.

Item 2. Properties.

We believe that our properties, taken as a whole, are generally well maintained and are adequate for our current and foreseeable business needs.

The following table contains information about our principal office facilities as of December 29, 2024:

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

At December 29, 2024, Wendy’s and its franchisees operated 7,240 Wendy’s restaurants. Of the 381 Company-operated restaurants in the Wendy’s U.S. segment, Wendy’s owned the land and building for 151 restaurants, owned the building and held long-term land leases for 136 restaurants and held leases covering the land and building for 94 restaurants. Wendy’s also held leases covering the land and building for each of the 13 Company-operated restaurants in the Wendy’s International segment. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases contain contingent rent provisions that require additional rental payments based upon restaurant sales volume in excess of specified amounts. As part of the Global Real Estate & Development segment, Wendy’s also owned 486 and leased 1,155 properties that were either leased or subleased principally to franchisees as of December 29, 2024. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

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

The Company paid quarterly cash dividends of $.25 per share of common stock during each of the first, second, third and fourth quarters of 2023 and 2024.

During the first quarter of 2025, the Company declared a dividend of $.25 per share of common stock to be paid on March 17, 2025 to stockholders of record as of March 3, 2025. Although the Company currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly cash dividends will be declared or paid or as to the amount or timing of such dividends, if any. Future dividend payments, if any, will be made at the discretion of our Board of Directors and will be based on such factors as the Company’s earnings, financial condition and cash requirements and other factors.

As of February 19, 2025, there were approximately 18,059 holders of record of the Company’s common stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth fiscal quarter of 2024:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
September 30, 2024 through November 3, 2024	150,058	$17.87	150,058	$247,683,547
November 4, 2024 through December 1, 2024	350,259	$18.66	347,660	$241,201,451
December 2, 2024 through December 29, 2024	362,073	$17.26	359,733	$235,000,021
Total	862,390	$17.93	857,451	$235,000,021

(1)Includes 4,939 shares of common stock reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”).

Subsequent to December 29, 2024 through February 19, 2025, the Company repurchased 3.4 million shares under the January 2023 Authorization with an aggregate purchase price of $50.4 million, excluding applicable excise tax and commissions.

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic and dollar share, and the third largest globally with 7,240 restaurants in the U.S. and 31 foreign countries and U.S. territories as of December 29, 2024.

The Company is comprised of the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Wendy’s International includes the operation and franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our TimWen real estate joint venture. In addition, Global Real Estate & Development earns fees from facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”) and providing other development-related services to franchisees. In this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company reports on the segment profit for each of the three segments described above. The Company measures segment profit using segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). Segment adjusted EBITDA excludes certain unallocated general and administrative expenses and other items that vary from period to period without correlation to the Company’s core operating performance. See “Results of Operations” below and Note 25 to the Consolidated Financial Statements contained in Item 8 herein for segment financial information.

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 29, 2024” or “2024,” (2) “the year ended December 31, 2023” or “2023,” and (3) “the year ended January 1, 2023” or “2022,” all of which consisted of 52 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

Executive Overview

Our Business

As of December 29, 2024, the Wendy’s restaurant system was comprised of 7,240 restaurants, with 5,933 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 381 were operated by the Company and 5,552 were operated by a total of 207 franchisees. In addition, at December 29, 2024, there were 1,307 Wendy’s restaurants in operation in 31 foreign countries and U.S. territories. Of the international restaurants, 1,294 were operated by 107 franchisees and 13 were operated by the Company in the U.K.

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of December 29, 2024.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and consumer spending levels, general economic and market trends and weather.

Wendy’s strategic framework includes providing fresh, famous food to consumers, delivering an exceptional customer experience through operational excellence and expanding the Company’s footprint across the globe. Our opportunities to execute on this framework for long-term profitable growth include (1) driving same-restaurant sales and share growth, (2) accelerating digital growth, (3) improving restaurant profitability and (4) driving global unit growth.

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

Franchised restaurant average unit volumes is a non-GAAP financial measure, which includes sales by franchised restaurants, which are reported by our franchisees and represent their revenue from sales at franchised Wendy’s restaurants. The Company’s consolidated financial statements do not include sales by franchised restaurants to their customers. We calculate franchised restaurant average unit volumes by summing the average weekly sales of all franchised restaurants which reported sales during the week.

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

2024 Financial Highlights

•Revenue increased 3.0% to $2.25 billion in 2024 compared to $2.18 billion in 2023;

•Global same-restaurant sales increased 1.5%, U.S. same-restaurant sales increased 1.4% and international same-restaurant sales increased 2.8% compared to 2023. On a two-year basis, global same-restaurant sales increased 5.8%;

•Global Company-operated restaurant margin was 15.4% in 2024, an increase of 80 basis points compared to 2023; and

•Net income decreased 4.9% to $194.4 million in 2024 compared to $204.4 million in 2023.

Digital

Wendy’s long-term growth opportunities include accelerating consumer-facing digital platforms and technologies. Over the past several years, the Company has invested significant resources to focus on consumer-facing technology, including enhancements to Wendy’s mobile apps and loyalty programs and establishing delivery arrangements with third-party vendors for Wendy’s U.S. and Canadian restaurants. The Company is also continuing to make digital investments and is partnering with key technology providers to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth. The Company’s digital business has continued to grow and digital sales increased from approximately 13.2% of global systemwide sales during 2023 to approximately 17.6% during 2024.

New Restaurant Development

Wendy’s long-term growth opportunities include expanding the Company’s footprint across the globe. To promote new restaurant development, the Company has provided franchisees with certain incentive programs for qualifying new and existing restaurants (see Note 20 to the Consolidated Financial Statements contained in Item 8 herein for further discussion), in addition to our build to suit development fund (see Note 19 to the Consolidated Financial Statements contained in Item 8 herein for further discussion). In addition, the Company has development agreements in place with a number of franchisees that contractually obligate such franchisees to open additional Wendy’s restaurants over a specified timeframe. Global restaurant counts as of December 29, 2024 were flat compared to December 31, 2023 as a result of our actions to strengthen the system by closing certain underperforming restaurants during 2024.

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). As a result of the Organizational Redesign Plan, the Company held its general and administrative expense in 2023 relatively flat compared with 2022. Additionally, in January 2024, the Board of Directors announced the appointment of Kirk Tanner as the Company’s new President and Chief Executive Officer, effective February 5, 2024. Mr. Tanner succeeded Todd A. Penegor, the Company’s previous President and Chief Executive Officer, who departed from the Company in February 2024. The Company expects to incur total costs of approximately $18 million related to the Organizational Redesign Plan, including costs related to the succession of the President and Chief Executive Officer role. Of the total costs, approximately $15 million will be cash expenditures through 2026. Costs related to the Organizational Redesign Plan are recorded to “Reorganization and realignment costs.” During 2024, the Company recognized costs totaling $8.4 million, which primarily included severance and related employee costs. The Company expects to incur additional costs aggregating approximately $0.6 million, comprised primarily of share-based compensation. The Company expects costs related to the Organizational Redesign Plan to continue into 2026.

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. For discussion related to 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K, filed with the United States Securities and Exchange Commission on February 26, 2024.

Results of Operations

The tables included throughout this Results of Operations section set forth in millions (except as otherwise indicated) the Company’s consolidated results of operations for the years ended December 29, 2024, December 31, 2023 and January 1, 2023.

	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$925.9	$(4.2)	$930.1	$33.5	$896.6
Franchise royalty revenue and fees	626.0	33.7	592.3	34.1	558.2
Franchise rental income	236.5	6.3	230.2	(4.3)	234.5
Advertising funds revenue	458.1	29.1	429.0	22.8	406.2
	2,246.5	64.9	2,181.6	86.1	2,095.5
Costs and expenses:
Cost of sales	783.2	(11.3)	794.5	21.3	773.2
Franchise support and other costs	67.7	10.5	57.2	10.5	46.7
Franchise rental expense	127.4	2.0	125.4	1.3	124.1
Advertising funds expense	478.1	50.1	428.0	(2.8)	430.8
General and administrative	255.2	5.2	250.0	(5.0)	255.0
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	143.2	7.4	135.8	2.4	133.4
Amortization of cloud computing arrangements	14.7	1.9	12.8	10.4	2.4
System optimization gains, net	(1.2)	(0.3)	(0.9)	5.9	(6.8)
Reorganization and realignment costs	8.5	(0.7)	9.2	8.5	0.7
Impairment of long-lived assets	9.7	8.3	1.4	(5.0)	6.4
Other operating income, net	(11.4)	2.4	(13.8)	9.9	(23.7)
	1,875.1	75.5	1,799.6	57.4	1,742.2
Operating profit	371.4	(10.6)	382.0	28.7	353.3
Interest expense, net	(123.9)	0.2	(124.1)	(1.8)	(122.3)
Gain on early extinguishment of debt, net	—	(2.3)	2.3	2.3	—
Investment income (loss), net	—	10.4	(10.4)	(12.5)	2.1
Other income, net	24.8	(4.8)	29.6	19.2	10.4
Income before income taxes	272.4	(7.0)	279.4	35.9	243.5
Provision for income taxes	(78.0)	(3.0)	(75.0)	(8.9)	(66.1)
Net income	$194.4	$(10.0)	$204.4	$27.0	$177.4

	2024	% of Total Revenues	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Sales	$925.9	41.2%	$930.1	42.6%	$896.6	42.8%
Franchise royalty revenue and fees:
Franchise royalty revenue	528.4	23.5%	512.1	23.5%	485.5	23.2%
Franchise fees	97.6	4.4%	80.2	3.6%	72.7	3.4%
Total franchise royalty revenue and fees	626.0	27.9%	592.3	27.1%	558.2	26.6%
Franchise rental income	236.5	10.5%	230.2	10.6%	234.5	11.2%
Advertising funds revenue	458.1	20.4%	429.0	19.7%	406.2	19.4%
Total revenues	$2,246.5	100.0%	$2,181.6	100.0%	$2,095.5	100.0%

	2024	% of Sales	2023	% of Sales	2022	% of Sales
Cost of sales:
Food and paper	$287.2	31.0%	$297.4	32.0%	$292.9	32.7%
Restaurant labor	298.1	32.2%	298.5	32.1%	288.0	32.1%
Occupancy, advertising and other operating costs	197.9	21.4%	198.6	21.3%	192.3	21.4%
Total cost of sales	$783.2	84.6%	$794.5	85.4%	$773.2	86.2%

	2024	% of Sales	2023	% of Sales	2022	% of Sales
Company-operated restaurant margin:
U.S.	$143.6	16.0%	$138.6	15.3%	$125.9	14.3%
Global	142.7	15.4%	135.6	14.6%	123.4	13.8%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	2024	2023	2022
Key business measures:
U.S. same-restaurant sales:
Company-operated	0.0%	2.6%	4.4%
Franchised	1.5%	3.8%	3.9%
Systemwide	1.4%	3.7%	3.9%

International same-restaurant sales (a)	2.8%	8.1%	12.4%

Global same-restaurant sales:
Company-operated	(0.1)%	2.7%	4.4%
Franchised (a)	1.7%	4.4%	4.9%
Systemwide (a)	1.5%	4.3%	4.9%

	2024	2023	2022
Key business measures (continued):
Systemwide sales (b):
U.S. Company-operated	$898.9	$905.7	$882.7
U.S. franchised	11,654.9	11,379.6	10,811.7
U.S. systemwide	12,553.8	12,285.3	11,694.4
International Company-operated	27.0	24.4	13.9
International franchised (a)	1,906.6	1,778.0	1,592.4
International systemwide (a)	1,933.6	1,802.4	1,606.3
Global systemwide (a)	$14,487.4	$14,087.7	$13,300.7

Restaurant average unit volumes (in thousands):
U.S. Company-operated	$2,275.1	$2,256.7	$2,192.0
U.S. franchised	2,085.7	2,046.0	1,957.2
U.S. systemwide	2,098.2	2,060.2	1,973.1
International systemwide (a)	1,576.9	1,585.3	1,526.5
Global systemwide (a)	$2,009.6	$1,984.1	$1,905.8
_______________

(a)Excludes Argentina due to the impact of that country’s highly inflationary economy.

(b)During 2024 and 2023, global systemwide sales increased 3.1% and 6.1%, respectively, U.S. systemwide sales increased 2.2% and 5.1%, respectively, and international systemwide sales increased 9.0% and 14.1%, respectively, on a constant currency basis.

The table below presents details regarding the change in restaurant counts of the Wendy’s system from 2022 to 2024.

	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at January 1, 2023	403	5,591	12	1,089	7,095
Opened	3	94	1	150	248
Closed	(3)	(58)	(1)	(41)	(103)
Restaurant count at December 31, 2023	403	5,627	12	1,198	7,240
Opened	2	99	1	174	276
Closed	(21)	(177)	—	(78)	(276)
Net (sold to) purchased by franchisees	(3)	3	—	—	—
Restaurant count at December 29, 2024	381	5,552	13	1,294	7,240

Sales	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Sales	$925.9	$(4.2)	$930.1	$33.5	$896.6

The decrease in sales during 2024 was primarily due to (1) net closures of Company-operated restaurants of $3.1 million and (2) a 0.1% decrease in Company-operated same-restaurant sales of $2.4 million. Company-operated same-restaurant sales decreased due to a decrease in customer count, partially offset by higher average check.

Franchise Royalty Revenue and Fees	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Franchise royalty revenue	$528.4	$16.3	$512.1	$26.6	$485.5
Franchise fees	97.6	17.4	80.2	7.5	72.7
	$626.0	$33.7	$592.3	$34.1	$558.2

Franchise royalty revenue during 2024 increased $16.3 million, of which (1) $9.3 million was due to a 1.7% increase in global franchise same-restaurant sales and (2) $8.3 million was due to net new restaurant development. Franchise same-restaurant sales during 2024 increased due to higher average check, partially offset by a decrease in customer count.

The increase in franchise fees during 2024 was primarily due to (1) early termination fees for franchised restaurant closures of $8.2 million, (2) higher fees for providing information technology services to franchisees of $4.7 million and (3) an increase in other miscellaneous fees of $4.5 million.

Franchise Rental Income	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Franchise rental income	$236.5	$6.3	$230.2	$(4.3)	$234.5

The increase in franchise rental income during 2024 was primarily due to the impact of (1) amending certain existing leases of $4.0 million and (2) entering into new leases of $2.2 million.

Advertising Funds Revenue	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Advertising funds revenue	$458.1	$29.1	$429.0	$22.8	$406.2

The increase in advertising funds revenue during 2024 was primarily due to (1) promotional activity of $12.0 million, (2) an increase in franchise same-restaurant sales in the U.S. and Canada of $6.9 million and (3) net new restaurant development of $5.6 million.

Cost of Sales, as a Percent of Sales	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Food and paper	31.0%	(1.0)%	32.0%	(0.7)%	32.7%
Restaurant labor	32.2%	0.1%	32.1%	—%	32.1%
Occupancy, advertising and other operating costs	21.4%	0.1%	21.3%	(0.1)%	21.4%
	84.6%	(0.8)%	85.4%	(0.8)%	86.2%

The decrease in cost of sales, as a percent of sales, during 2024 was primarily due to (1) higher average check and (2) labor efficiencies. These impacts were partially offset by (1) an increase in restaurant labor rates and (2) a decrease in customer count.

Franchise Support and Other Costs	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Franchise support and other costs	$67.7	$10.5	$57.2	$10.5	$46.7

The increase in franchise support and other costs during 2024 was primarily due to (1) an increase in costs incurred to provide information technology and other services to franchisees and (2) an increase in the provision for doubtful accounts.

Franchise Rental Expense	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Franchise rental expense	$127.4	$2.0	$125.4	$1.3	$124.1

The increase in franchise rental expense during 2024 was primarily due to the impact of assigning certain leases to franchisees.

Advertising Funds Expense	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Advertising funds expense	$478.1	$50.1	$428.0	$(2.8)	$430.8

The increase in advertising funds expense during 2024 was primarily due to (1) the same factors as described above for “Advertising Funds Revenue” and (2) the recognition of the expected Company breakfast advertising spend in excess of advertising funds revenue of $21.9 million.

General and Administrative	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Employee compensation and benefits	$135.1	$8.7	$126.4	$(2.1)	$128.5
Professional fees	58.0	(2.3)	60.3	(1.5)	61.8
Incentive compensation	25.6	(1.2)	26.8	1.8	25.0
Share-based compensation	22.2	(0.3)	22.5	(2.0)	24.5
Other, net	14.3	0.3	14.0	(1.2)	15.2
	$255.2	$5.2	$250.0	$(5.0)	$255.0

The increase in general and administrative expenses during 2024 was primarily due to higher employee compensation and benefits. This increase was partially offset by (1) lower professional fees, primarily as a result of costs associated with the Company’s human capital management (“HCM”) system implementation during 2023, and (2) a decrease in incentive compensation accruals, reflecting lower operating performance as compared to plan in 2024 versus 2023.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Restaurants	$87.4	$1.6	$85.8	$1.8	$84.0
Technology support, corporate and other	55.8	5.8	50.0	0.6	49.4
	$143.2	$7.4	$135.8	$2.4	$133.4

The increase in depreciation and amortization during 2024 was primarily due to (1) depreciation and amortization for technology investments and (2) asset additions for new and remodeled restaurants.

Amortization of Cloud Computing Arrangements	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Amortization of cloud computing arrangements	$14.7	$1.9	$12.8	$10.4	$2.4

The increase in amortization of cloud computing arrangements was primarily due to amortization of assets associated with the Company’s HCM system implementation completed in 2023.

System Optimization Gains, Net	2024		2023		2022
	Amount	Change	Amount	Change	Amount
System optimization gains, net	$1.2	$0.3	$0.9	$(5.9)	$6.8

System optimization gains, net during 2024 were primarily comprised of gains on the sale of Company-operated restaurants. See Note 15 to the Consolidated Financial Statements contained in Item 8 herein for further discussion.

Reorganization and Realignment Costs	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Organizational Redesign Plan	$8.4	$(0.7)	$9.1	$9.1	$—
Other reorganization and realignment plans	0.1	—	0.1	(0.6)	0.7
	$8.5	$(0.7)	$9.2	$8.5	$0.7

During 2024 and 2023, the Company recognized costs under the Organizational Redesign Plan of $8.4 million and $9.1 million, respectively, which primarily included severance and related employee costs. See Note 16 to the Consolidated Financial Statements contained in Item 8 herein for further information on the Organizational Redesign Plan.

Impairment of Long-Lived Assets	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Impairment of long-lived assets	$9.7	$8.3	$1.4	$(5.0)	$6.4

The increase in impairment of long-lived assets during 2024 was primarily due to (1) the decision to close certain Company-operated restaurants and (2) the deterioration in operating performance of certain other Company-operated restaurants.

Other Operating Income, Net	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Gains on sales-type leases	$0.5	$(2.0)	$2.5	$(0.5)	$3.0
Lease buyout	(1.0)	(0.9)	(0.1)	(2.9)	2.8
Equity in earnings in joint ventures, net	11.6	0.8	10.8	1.4	9.4
Gain from insurance recoveries	—	—	—	(8.6)	8.6
Other, net	0.3	(0.3)	0.6	0.7	(0.1)
	$11.4	$(2.4)	$13.8	$9.9	$23.7

The decrease in other operating income, net during 2024 was primarily due to prior year gains on new and modified sales-type leases.

Interest Expense, Net	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Interest expense, net	$123.9	$(0.2)	$124.1	$1.8	$122.3

Interest expense, net decreased during 2024 primarily due to lower outstanding long-term debt. See Note 9 to the Consolidated Financial Statements contained in Item 8 herein for further information.

Gain on Early Extinguishment of Debt, Net	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Gain on early extinguishment of debt, net	$—	$(2.3)	$2.3	$2.3	$—

During 2023, the Company incurred a net gain on early extinguishment of debt of $2.3 million, primarily due to a gain related to the repurchase of $29.2 million in principal of its Class A-2 senior secured notes, partially offset by a loss related to the repurchase of $40.4 million in principal of its 7% debentures. See Note 9 to the Consolidated Financial Statements contained in Item 8 herein for further information.

Investment Income (Loss), Net	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Investment income (loss), net	$—	$10.4	$(10.4)	$(12.5)	$2.1

During 2023, the Company recorded a loss of $10.4 million due to impairment charges for the difference between estimated fair value and the carrying value of an investment in equity securities.

Other Income, Net	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Other income, net	$24.8	$(4.8)	$29.6	$19.2	$10.4

The decrease in other income, net during 2024 was primarily due to a decrease in interest income, reflecting lower balances of cash equivalents.

Provision for Income Taxes	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Income before income taxes	$272.4	$(7.0)	$279.4	$35.9	$243.5
Provision for income taxes	(78.0)	(3.0)	(75.0)	(8.9)	(66.1)
Effective tax rate on income	28.7%	1.9%	26.8%	(0.4)%	27.2%

The increase in the provision for income taxes and the effective tax rate during 2024 was primarily due to a discrete state tax item.

Numerous countries have enacted the Organization of Economic Corporation and Development’s framework on a global minimum tax (referred to as “Pillar 2”), with the earliest effective date for taxable years beginning after December 31, 2023. While the Company does not expect this enactment will have a material impact on the Consolidated Financial Statements contained in Item 8 herein, we will continue to evaluate and monitor as additional guidance and clarification becomes available.

Segment Information

See Note 25 to the Consolidated Financial Statements contained in Item 8 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Sales	$898.9	$(6.8)	$905.7	$23.0	$882.7
Franchise royalty revenue	456.6	11.9	444.7	20.7	424.0
Franchise fees	82.7	14.0	68.7	5.7	63.0
Advertising fund revenue	421.5	24.8	396.7	16.2	380.5
Total revenues	$1,859.7	$43.9	$1,815.8	$65.6	$1,750.2
Segment profit	$526.0	$(2.4)	$528.4	$47.9	$480.5

The increase in Wendy’s U.S. revenues during 2024 was primarily due to (1) higher advertising fund revenue, (2) an increase in franchisee fees, (3) an increase in franchise same-restaurant sales and (4) restaurant development activity. Franchise same-restaurant sales increased during 2024 primarily due to higher average check, partially offset by a decrease in customer count. These increases were partially offset by a decrease in Company-operated sales driven by the same factors as described above for “Sales.”

The decrease in Wendy’s U.S. segment profit during 2024 was primarily due to (1) an increase in the Company’s funding of incremental advertising, (2) a decrease in Company-operated sales and (3) higher franchise support and other costs. These changes were partially offset by an increase in franchise fees and royalty revenue.

Wendy’s International

	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Sales	$27.0	$2.6	$24.4	$10.5	$13.9
Franchise royalty revenue	71.7	4.2	67.5	6.0	61.5
Franchise fees	9.3	2.9	6.4	0.8	5.6
Advertising fund revenue	36.6	4.4	32.2	6.5	25.7
Total revenues	$144.7	$14.2	$130.5	$23.8	$106.7
Segment profit	$43.3	$7.6	$35.7	$5.3	$30.4

The increase in Wendy’s International revenues during 2024 was primarily due to (1) net new restaurant development and (2) an increase in franchise same-restaurant sales. Franchise same-restaurant sales increased during 2024 due to higher average check, partially offset by a decrease in customer count.

The increase in Wendy’s International segment profit during 2024 was primarily due to higher revenues, partially offset by higher franchise support and other costs.

Global Real Estate & Development

	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Franchise fees	$5.6	$0.6	$5.0	$0.9	$4.1
Franchise rental income	236.5	6.3	230.2	(4.3)	234.5
Total revenues	$242.1	$6.9	$235.2	$(3.4)	$238.6
Segment profit	$108.6	$5.1	$103.5	$(5.2)	$108.7

The increase in Global Real Estate & Development revenues during 2024 was primarily due to higher franchise rental income as a result of (1) amending certain existing leases and (2) entering into new leases.

The increase in Global Real Estate & Development segment profit during 2024 was primarily due to higher revenues, partially offset by higher franchise rental expense driven by the same factors above for “Franchise Rental Expense.”

Consolidated Outlook for 2025

Sales

We expect sales at our Company-operated restaurants to be favorably impacted primarily by (1) innovation on our core menu items, (2) new offerings in fast growing categories, (3) expanding our digital sales and (4) focused execution of operational excellence anticipated to improve the customer experience.

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

General and Administrative

We expect general and administrative expenses to be higher primarily due to increases in (1) employee compensation and benefits, including investments in field resources to drive operational excellence, and (2) incentive compensation.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Our principal uses of cash are operating expenses, repurchases of common stock, dividends to stockholders and capital expenditures.

As of December 29, 2024, cash, cash equivalents and restricted cash totaled $503.6 million. In addition, the Company maintains a revolving financing facility, which allows for the drawing of up to $300.0 million. Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

We currently believe we have the ability to pursue additional sources of liquidity if needed or desired to fund operating cash requirements or for other purposes. However, there can be no assurance that additional liquidity will be readily available or available on terms acceptable to us.

Material Cash Requirements

Stock Repurchases

In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During 2024, the Company repurchased 4.3 million shares under the January 2023 Authorization with an aggregate purchase price of $75.0 million, excluding excise tax of $0.6 million and commissions of $0.1 million. As of December 29, 2024, the Company had $235.0 million of availability remaining under the January 2023 Authorization. The Company expects to repurchase shares with an aggregate purchase price of up to $200.0 million during 2025, subject to market conditions. Subsequent to December 29, 2024 through February 19, 2025, the Company repurchased 3.4 million shares under the January 2023 Authorization with an aggregate purchase price of $50.4 million, excluding applicable excise tax and commissions.

Dividends

On March 15, 2024, June 17, 2024, September 17, 2024 and December 16, 2024, the Company paid quarterly cash dividends per share of $.25, aggregating $204.4 million. On February 13, 2025, the Company announced a dividend of $.25 per share to be paid on March 17, 2025 to stockholders of record as of March 3, 2025. Beginning in the second quarter of 2025, the Company expects to pay a quarterly dividend of $.14 per share. As a result, the Company’s total cash requirement for dividends for all of 2025 is expected to be approximately $125.0 million. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Capital Expenditures

In 2024, cash capital expenditures amounted to $94.4 million, primarily related to digital and technology investments and various other development-related projects. In 2025, we expect that cash capital expenditures will amount to approximately $100.0 million to $110.0 million, principally relating to (1) technology investments, including consumer-facing digital technology, (2) the opening of new Company-operated restaurants, (3) land investments and (4) various other capital projects.

In addition to the capital expenditures noted above, cash expenditures related to the Company’s build to suit development fund amounted to $41.2 million during 2024. In 2025, we expect to invest approximately $70.0 million in the development fund to drive new restaurant growth.

Long-Term Debt, Including Current Portion

As of December 29, 2024, the Company’s long-term debt obligations totaled $2,740.3 million, including $78.2 million payable within 12 months. In addition, the Company is party to a revolving financing facility of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”), which allows for the drawing of up to $300.0 million on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Class A-1 Notes during 2024.

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

See Note 9 to the Consolidated Financial Statements contained in Item 8 herein for further information related to our long-term debt obligations and the timing of expected payments.

Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment. As of December 29, 2024, the Company’s future minimum rental payments for non-cancelable leases were $1,978.3 million, including $148.4 million payable within 12 months. See Note 5 to the Consolidated Financial Statements contained in Item 8 herein for further information related to our finance and operating lease obligations and the timing of expected payments.

Purchase Obligations

The Company’s purchase obligations include purchase requirements under a beverage agreement and other obligations related primarily to information technology and marketing. As of December 29, 2024, the Company’s purchase obligations were $214.2 million, including $77.9 million payable within 12 months.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	2024		2023		2022
	Amount	Change	Amount	Change	Amount
Net cash provided by (used in):
Operating activities	$355.3	$9.9	$345.4	$85.5	$259.9
Investing activities	(129.3)	(42.8)	(86.5)	(8.7)	(77.8)
Financing activities	(303.1)	201.2	(504.3)	(793.0)	288.7
Effect of exchange rate changes on cash	(8.1)	(10.5)	2.4	8.4	(6.0)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(85.2)	$157.8	$(243.0)	$(707.8)	$464.8

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities.

Cash provided by operating activities was $355.3 million and $345.4 million in 2024 and 2023, respectively. The change was primarily due to a decrease in cash paid for cloud computing arrangements (“CCA”).

Investing Activities

Cash used in investing activities was $129.3 million and $86.5 million in 2024 and 2023, respectively. The change was primarily due to (1) an increase in expenditures associated with the Company’s franchise development fund of $33.3 million and (2) an increase in capital expenditures of $9.4 million.

Financing Activities

Cash used in financing activities was $303.1 million and $504.3 million in 2024 and 2023, respectively. The change was primarily due to (1) a decrease in repurchases of the Company’s common stock of $112.2 million, (2) a decrease in repayments of long-term debt of $65.5 million, reflecting the impact of repurchases of the Company’s 7% debentures and Class A-2 senior secured notes during 2023, and (3) an increase in proceeds from stock option exercises of $18.2 million.

Guarantees and Other Contingencies

Year End
2024
Lease guarantees (a)	$94.6
Letters of credit (b)	28.7
Total	$123.3
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

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor directly impacted our consolidated results of operations during 2024, and we anticipate continued labor inflation in 2025. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases, product mix and focused execution of operational excellence. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, eggs, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

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

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

•Impairment of goodwill and indefinite-lived intangible assets:

Our goodwill totaled $771.5 million as of December 29, 2024, of which $620.6 million, $28.4 million and $122.5 million was allocated to our U.S. Company-operated and franchise restaurants reporting unit, Canada franchise restaurants reporting unit and global real estate and development operations reporting unit, respectively.

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

For the annual goodwill impairment test in the fourth quarter of 2024, we elected to perform a qualitative assessment for the U.S. Company-operated and franchise restaurants reporting unit and the Canada franchise restaurants reporting unit, and we performed a quantitative goodwill impairment test for the global real estate and development operations reporting unit. The qualitative assessment indicated the fair value of our U.S. Company-operated and franchise restaurants reporting unit and our Canada franchise restaurants reporting unit was more likely than not greater than the carrying amount. Our quantitative goodwill impairment test for our global real estate and development operations reporting unit indicated that there had been no impairment and the fair value of this reporting unit of approximately $1,500.0 million was approximately 29% in excess of its carrying value.

Our indefinite-lived intangible assets represent trademarks and totaled $903.0 million as of December 29, 2024. We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Our annual impairment test may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. Our quantitative process includes comparing the carrying value to the fair value of our indefinite-lived intangible assets, with any excess recognized as an impairment loss. Our critical estimates in the determination of the fair value of our indefinite-lived intangible assets include the anticipated future revenues of Company-operated and franchised restaurants and the resulting cash flows.

For the annual impairment test of our indefinite-lived intangible assets in the fourth quarter of 2024, we elected to perform a qualitative assessment. The qualitative assessment indicated the fair value of our indefinite-lived intangible assets was more likely than not greater than the carrying amount.

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

•Impairment of long-lived assets:

As of December 29, 2024, the total net carrying value of our long-lived tangible and definite-lived intangible assets was $2,121.8 million. Our long-lived assets include (1) properties and related definite-lived intangible assets (e.g., favorable leases) that are leased and/or subleased to franchisees, (2) Company-operated restaurant assets and related definite-lived intangible assets, which include reacquired rights under franchise agreements, and (3) finance and operating lease assets.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess the recoverability of our long-lived assets by comparing the carrying amount of the asset group to future undiscounted net cash flows expected to be generated through leases and/or subleases or by our individual Company-operated restaurants. If the carrying amount of the long-lived asset group is not recoverable on an undiscounted cash flow basis, then impairment is recognized to the extent that the carrying amount exceeds its fair value and is included in “Impairment of long-lived assets.” Our critical estimates in this review process include the anticipated future cash flows from leases and/or subleases or individual Company-operated restaurants, which is used in assessing the recoverability of the respective long-lived assets. Our impairment losses principally reflect impairment charges resulting from the decision to close certain Company-operated restaurants and the deterioration in operating performance of certain other Company-operated restaurants.

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

Net operating loss and credit carryforwards are subject to various limitations and carryforward periods. As of December 29, 2024, we have foreign tax credits of $22.2 million that will begin to expire in 2027. In addition, as of December 29, 2024, we have deferred tax assets for foreign net operating loss carryforwards of $2.6 million and state and local net operating loss carryforwards of $26.8 million that will begin to expire in 2025. We believe it is more likely than not that the benefit from certain net operating loss carryforwards and tax credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $38.5 million.

•Income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. We have unrecognized tax benefits of $14.8 million, which if resolved favorably would reduce our tax expense by $11.7 million as of December 29, 2024.

We accrue interest related to uncertain tax positions in “Provision for income taxes.” As of December 29, 2024, we had $1.4 million accrued for interest.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of the CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years through 2022 have been settled. The Company or one of its subsidiaries also files tax returns in various state, local and foreign jurisdictions. The statute of limitations in these jurisdictions vary but generally income tax returns from its 2019 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policies prohibit the use of derivative instruments for trading purposes, and we had no outstanding derivative instruments as of December 29, 2024.

Our long-term debt, including the current portion, aggregated $2,767.6 million as of December 29, 2024 (excluding unamortized debt issuance costs and the effect of purchase accounting adjustments). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company could be exposed to interest rate increases under its Class A-1 Notes, its U.S. advertising fund revolving line of credit and certain other lines of credit; however, the Company had no outstanding borrowings under the Class A-1 Notes or such other lines of credit as of December 29, 2024. See Note 9 to the Consolidated Financial Statements contained in Item 8 herein for further information on the Company’s debt structure and its securitized financing facility.

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

Foreign Currency Risk

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We have exposure related to our investment in a Canadian subsidiary which is subject to foreign currency fluctuations. The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars. Revenues from our Canadian operations for the year ended December 29, 2024 represented approximately 5% of our total revenues. An immediate 10% change in Canadian dollar exchange rates versus the U.S. dollar from their levels at December 29, 2024 would not have a material effect on our consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

THE WENDY’S COMPANY AND SUBSIDIARIES

Defined Term	Footnote Where Defined
2010 Plan	(14)	Share-Based Compensation
2020 Plan	(14)	Share-Based Compensation
2021-1 Class A-1 Notes	(9)	Long-Term Debt
2021 ASR Agreement	(13)	Stockholders’ Equity
2022-1 Class A-2 Notes	(9)	Long-Term Debt
401(k) Plan	(18)	Retirement Benefit Plan
Advertising Funds	(1)	Summary of Significant Accounting Policies
AMC	(21)	Transactions with Related Parties
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Brazil JV	(1)	Summary of Significant Accounting Policies
CAP	(11)	Income Taxes
Class A-2 Notes	(9)	Long-Term Debt
CCA	(1)	Summary of Significant Accounting Policies
CODM	(25)	Segment Information
Company	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
EBITDA	(25)	Segment Information
Equity Plans	(1)	Summary of Significant Accounting Policies
FASB	(1)	Summary of Significant Accounting Policies
February 2020 Authorization	(13)	Stockholders’ Equity
February 2022 Authorization	(13)	Stockholders’ Equity
Franchise Flip	(1)	Summary of Significant Accounting Policies
GAAP	(1)	Summary of Significant Accounting Policies
Indenture	(9)	Long-Term Debt
IRS	(11)	Income Taxes
January 2023 Authorization	(13)	Stockholders’ Equity
Master Issuer	(9)	Long-Term Debt
Organizational Redesign Plan	(16)	Reorganization and Realignment Costs
QSCC	(21)	Transactions with Related Parties
Rent Holiday	(1)	Summary of Significant Accounting Policies
Restricted Shares	(14)	Share-Based Compensation
ROU	(1)	Summary of Significant Accounting Policies
RSAs	(1)	Summary of Significant Accounting Policies
RSUs	(1)	Summary of Significant Accounting Policies
Securitization Entities	(9)	Long-Term Debt
Senior Notes	(9)	Long-Term Debt
SOFR	(9)	Long-Term Debt
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Target	(14)	Share-Based Compensation
The Wendy’s Company	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
U.S.	(1)	Summary of Significant Accounting Policies
VIE	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies

Defined Term	Footnote Where Defined
Wendy’s Co-op	(21)	Transactions with Related Parties
Wendy’s Funding	(9)	Long-Term Debt
Wendy’s Merger	(7)	Investments
Wendy’s Restaurants	(1)	Summary of Significant Accounting Policies
Yellow Cab	(21)	Transactions with Related Parties

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Wendy’s Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Wendy’s Company and subsidiaries (the “Company”) as of December 29, 2024 and December 31, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 29, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2024 and December 31, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Goodwill - Global Real Estate and Development Operations Reporting Unit – Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value.

The Company used both an income approach and a market approach to estimate fair value of the global real estate and development operations reporting unit. The income approach requires management to make significant estimates and assumptions including future sales growth, terminal value growth rate, operating profit, and the weighted average cost of capital (discount rate). The market approach requires use of market price data of guideline public companies to estimate the fair value of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $771.5 million as of December 29, 2024, of which $122.5 million was allocated to the global real estate and development operations reporting unit. The fair value of the global real estate and development operations reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

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
•We evaluated the reasonableness of management’s future sales growth and operating profit by comparing the forecasts to (1) historical sales growth and operating profit and (2) internal communications to the senior leadership team and the Board of Directors. We also considered the impact of changes in management’s forecasts from the annual measurement date in the fourth quarter to December 29, 2024.
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
February 21, 2025

We have served as the Company’s auditor since 1994.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	December 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$450,512	$516,037
Restricted cash	34,481	35,848
Accounts and notes receivable, net	99,926	121,683
Inventories	6,529	6,690
Prepaid expenses and other current assets	45,563	39,640
Advertising funds restricted assets	99,129	117,755
Total current assets	736,140	837,653
Properties	907,787	891,080
Finance lease assets	244,954	228,936
Operating lease assets	679,777	705,615
Goodwill	771,468	773,727
Other intangible assets	1,192,264	1,219,129
Investments	29,006	34,445
Net investment in sales-type and direct financing leases	288,048	313,664
Other assets	185,399	178,577
Total assets	$5,034,843	$5,182,826

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$78,163	$29,250
Current portion of finance lease liabilities	22,509	20,250
Current portion of operating lease liabilities	50,068	49,353
Accounts payable	28,455	27,370
Accrued expenses and other current liabilities	118,224	135,149
Advertising funds restricted liabilities	100,212	120,558
Total current liabilities	397,631	381,930
Long-term debt	2,662,130	2,732,814
Long-term finance lease liabilities	575,363	568,767
Long-term operating lease liabilities	704,333	739,340
Deferred income taxes	263,420	270,353
Deferred franchise fees	88,387	90,132
Other liabilities	84,227	89,711
Total liabilities	4,775,491	4,873,047
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 203,834 and 205,397 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,982,102	2,960,035
Retained earnings	399,700	409,863
Common stock held in treasury, at cost; 266,590 and 265,027 shares, respectively	(3,094,739)	(3,048,786)
Accumulated other comprehensive loss	(74,753)	(58,375)
Total stockholders’ equity	259,352	309,779
Total liabilities and stockholders’ equity	$5,034,843	$5,182,826

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Revenues:
Sales	$925,905	$930,083	$896,585
Franchise royalty revenue and fees	626,002	592,331	558,235
Franchise rental income	236,493	230,168	234,465
Advertising funds revenue	458,092	428,996	406,220
	2,246,492	2,181,578	2,095,505
Costs and expenses:
Cost of sales	783,211	794,493	773,169
Franchise support and other costs	67,688	57,243	46,736
Franchise rental expense	127,446	125,371	124,083
Advertising funds expense	478,136	428,003	430,760
General and administrative	255,208	249,964	254,979
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	143,234	135,789	133,414
Amortization of cloud computing arrangements	14,701	12,778	2,394
System optimization gains, net	(1,219)	(880)	(6,779)
Reorganization and realignment costs	8,528	9,200	698
Impairment of long-lived assets	9,713	1,401	6,420
Other operating income, net	(11,513)	(13,768)	(23,683)
	1,875,133	1,799,594	1,742,191
Operating profit	371,359	381,984	353,314
Interest expense, net	(123,881)	(124,061)	(122,319)
Gain on early extinguishment of debt, net	—	2,283	—
Investment income (loss), net	11	(10,358)	2,107
Other income, net	24,924	29,570	10,403
Income before income taxes	272,413	279,418	243,505
Provision for income taxes	(78,056)	(74,978)	(66,135)
Net income	$194,357	$204,440	$177,370

Net income per share:
Basic	$.95	$.98	$.83
Diluted	.95	.97	.82

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023

Net income	$194,357	$204,440	$177,370
Other comprehensive (loss) income:
Foreign currency translation adjustment	(16,378)	5,801	(15,976)
Other comprehensive (loss) income	(16,378)	5,801	(15,976)
Comprehensive income	$177,979	$210,241	$161,394

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

Balance at January 2, 2022	$47,042	$2,898,633	$344,198	$(2,805,268)	$(48,200)	$436,405
Net income	—	—	177,370	—	—	177,370
Other comprehensive loss, net	—	—	—	—	(15,976)	(15,976)
Cash dividends	—	—	(106,779)	—	—	(106,779)
Repurchases of common stock, including accelerated share repurchase	—	18,750	—	(70,700)	—	(51,950)
Share-based compensation	—	24,538	—	—	—	24,538
Common stock issued upon exercises of stock options	—	1,117	—	3,461	—	4,578
Common stock issued upon vesting of restricted shares	—	(5,363)	—	2,482	—	(2,881)
Other	—	210	(40)	245	—	415
Balance at January 1, 2023	47,042	2,937,885	414,749	(2,869,780)	(64,176)	465,720
Net income	—	—	204,440	—	—	204,440
Other comprehensive income, net	—	—	—	—	5,801	5,801
Cash dividends	—	—	(209,253)	—	—	(209,253)
Repurchases of common stock	—	—	—	(191,871)	—	(191,871)
Share-based compensation	—	23,747	—	—	—	23,747
Common stock issued upon exercises of stock options	—	4,366	—	9,873	—	14,239
Common stock issued upon vesting of restricted shares	—	(6,193)	—	2,748	—	(3,445)
Other	—	230	(73)	244	—	401
Balance at December 31, 2023	47,042	2,960,035	409,863	(3,048,786)	(58,375)	309,779
Net income	—	—	194,357	—	—	194,357
Other comprehensive loss, net	—	—	—	—	(16,378)	(16,378)
Cash dividends	—	—	(204,443)	—	—	(204,443)
Repurchases of common stock	—	—	—	(75,624)	—	(75,624)
Share-based compensation	—	23,019	—	—	—	23,019
Common stock issued upon exercises of stock options	—	10,127	—	22,430	—	32,557
Common stock issued upon vesting of restricted shares	—	(11,197)	—	7,014	—	(4,183)
Other	—	118	(77)	227	—	268
Balance at December 29, 2024	$47,042	$2,982,102	$399,700	$(3,094,739)	$(74,753)	$259,352

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Cash flows from operating activities:
Net income	$194,357	$204,440	$177,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	143,234	135,789	133,414
Amortization of cloud computing arrangements	14,701	12,778	2,394
Share-based compensation	23,019	23,747	24,538
Impairment of long-lived assets	9,713	1,401	6,420
Deferred income tax	(5,529)	(807)	4,305
Non-cash rental expense, net	41,904	40,655	33,915
Change in operating lease liabilities	(48,911)	(47,212)	(45,682)
Net (recognition) receipt of deferred vendor incentives	(586)	1,034	(1,060)
System optimization gains, net	(1,219)	(880)	(6,779)
Gain on sale of investments, net	—	(31)	—
Distributions received from TimWen joint venture	14,408	12,901	12,612
Equity in earnings in joint ventures, net	(11,607)	(10,819)	(9,422)
Long-term debt-related activities, net (see Note 19)	7,479	5,320	7,762
Cloud computing arrangements expenditures	(18,815)	(32,902)	(30,220)
Other, net	14,542	22,883	(4,554)
Changes in operating assets and liabilities:
Accounts and notes receivable	(5,158)	430	(5,857)
Inventories	138	439	(1,203)
Prepaid expenses and other current assets	(1,795)	(672)	6,769
Advertising funds restricted assets and liabilities	(20,733)	(18,210)	(30,503)
Accounts payable	1,026	(8,826)	(1,533)
Accrued expenses and other current liabilities	5,139	3,958	(12,782)
Net cash provided by operating activities	355,307	345,416	259,904
Cash flows from investing activities:
Capital expenditures	(94,388)	(85,021)	(85,544)
Franchise development fund	(41,246)	(7,951)	(3,605)
Dispositions	4,946	2,115	8,237
Proceeds from sale of investments	—	31	—
Notes receivable, net	1,383	4,280	3,136
Net cash used in investing activities	(129,305)	(86,546)	(77,776)
Cash flows from financing activities:
Proceeds from long-term debt	—	—	500,000
Repayments of long-term debt	(29,250)	(94,702)	(26,750)
Repayments of finance lease liabilities	(20,404)	(21,588)	(17,312)
Deferred financing costs	—	—	(10,232)
Repurchases of common stock	(77,375)	(189,554)	(51,950)
Dividends	(204,443)	(209,253)	(106,779)
Proceeds from stock option exercises	32,859	14,667	4,865
Payments related to tax withholding for share-based compensation	(4,485)	(3,873)	(3,168)
Net cash (used in) provided by financing activities	(303,098)	(504,303)	288,674
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(77,096)	(245,433)	470,802
Effect of exchange rate changes on cash	(8,112)	2,448	(5,967)
Net (decrease) increase in cash, cash equivalents and restricted cash	(85,208)	(242,985)	464,835
Cash, cash equivalents and restricted cash at beginning of period	588,816	831,801	366,966
Cash, cash equivalents and restricted cash at end of period	$503,608	$588,816	$831,801

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

Corporate Structure

The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s franchises and operates Wendy’s quick-service restaurants throughout the United States of America (“U.S.”) and in 31 foreign countries and U.S. territories. At December 29, 2024, Wendy’s operated and franchised 394 and 6,846 restaurants, respectively.

The Company manages and internally reports its business in the following segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. See Note 25 for further information.

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

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 29, 2024” or “2024,” (2) “the year ended December 31, 2023” or “2023,” and (3) “the year ended January 1, 2023” or “2022,” all of which consisted of 52 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Restricted Cash

In accordance with the Company’s securitized financing facility, certain cash accounts have been established with the trustee for the benefit of the trustee and the noteholders and are restricted in their use. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Company’s senior secured notes. Restricted cash also includes cash collected by the Advertising Funds, usage of which is restricted for advertising activities and is included in “Advertising funds restricted assets.” Refer to Note 2 for further information.

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

We believe that our vulnerability to risk concentrations in our receivables is mitigated by (1) favorable historical collectability on past due balances, (2) recourse to the underlying collateral regarding sales-type and direct financing lease receivables, and (3) our expectations for fluctuations in general market conditions. Receivables are considered delinquent once they are contractually past due under the terms of the underlying agreements. See Note 2 for further information.

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

Properties and Depreciation and Amortization

Properties are stated at cost, including capitalized internal costs of employees to the extent such employees are dedicated to specific restaurant construction and information technology projects, less accumulated depreciation and amortization. Depreciation and amortization of properties is computed principally on the straight-line basis using the following estimated useful lives of the related major classes of properties: three to 20 years for office and restaurant equipment (including technology), three to 15 years for transportation equipment and seven to 30 years for buildings and improvements. When the Company commits to a plan to cease using certain properties before the end of their estimated useful lives, depreciation expense is accelerated to reflect the use of the assets over their shortened useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the respective leases, including periods covered by renewal options that the Company is reasonably assured of exercising.

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

Interest and penalties accrued for uncertain tax positions are charged to “Provision for income taxes.”

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

Revenue Recognition

“Sales” includes revenue recognized upon delivery of food to the customer at Company-operated restaurants. “Sales” excludes taxes collected from the Company’s customers. Revenue is recognized when the food is purchased by the customer, which is when our performance obligation is satisfied. “Sales” also includes income for gift cards. Gift card payments are recorded as deferred income when received and are recognized as revenue upon redemption.

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

Concentration of Risk

Wendy’s had no customers which accounted for 10% or more of consolidated revenues in 2024, 2023 or 2022. As of December 29, 2024, Wendy’s had one main in-line distributor of food, packaging and beverage products, excluding breads, that serviced approximately 67% of Wendy’s restaurants in the U.S. and four additional in-line distributors that, in the aggregate, serviced approximately 32% of Wendy’s restaurants in the U.S. We believe that our vulnerability to risk concentrations related to significant vendors and sources of our raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

Wendy’s restaurants are principally located throughout the U.S. and to a lesser extent, in 31 foreign countries and U.S. territories, with the largest number in Canada. Wendy’s U.S. restaurants are located in 50 states and the District of Columbia, with the largest number in Florida, Texas, Ohio, California, Georgia, North Carolina, Pennsylvania and New York. Because our restaurant operations are generally located throughout the U.S. and to a much lesser extent, Canada and other foreign countries and U.S. territories, we believe the risk of geographic concentration is not significant. We could be adversely affected by changing consumer preferences, including as a result from concerns over nutritional or safety aspects of beef, chicken, eggs, pork, french fries or other products we sell or the effects of food safety events or disease outbreaks. Our exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations.

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

New Accounting Standards Adopted

Common-Control Lease Arrangements

In March 2023, the Financial Accounting Standards Board (“FASB”) issued an update to amend certain lease accounting guidance that applies to arrangements between related parties under common control. The amendment requires a lessee in a common-control lease arrangement to amortize leasehold improvements that it owns over the useful life of the improvements to the common-control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The Company adopted this amendment during the first quarter of 2024. The adoption of this amendment did not have a material impact on our consolidated financial statements.

Reportable Segment Disclosures

In November 2023, the FASB issued an amendment to expand reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendment enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss and provides new segment disclosure requirements for entities with a single reportable segment. The Company adopted this amendment during the fourth quarter of 2024. The adoption of this amendment did not have a material impact on our consolidated financial statements. Refer to Note 25 for the expanded reportable segment disclosures.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued an amendment to expand disclosure requirements related to certain income statement expenses. The amendment requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the consolidated financial statements. The amendment is effective commencing with our 2027 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(2) Cash and Receivables

	Year End
	December 29, 2024	December 31, 2023
Cash and cash equivalents
Cash	$131,300	$150,136
Cash equivalents	319,212	365,901
	450,512	516,037
Restricted cash
Accounts held by trustee for the securitized financing facility	34,089	35,483
Other	392	365
	34,481	35,848
Advertising Funds (a)	18,615	36,931
	53,096	72,779
Total cash, cash equivalents and restricted cash	$503,608	$588,816
_______________

(a)Included in “Advertising funds restricted assets.”

	Year End
	December 29, 2024			December 31, 2023
	Gross	Allowance for Doubtful Accounts	Net	Gross	Allowance for Doubtful Accounts	Net
Accounts and Notes Receivable, Net
Accounts receivable (a)	$91,989	$(5,153)	$86,836	$106,335	$(1,538)	$104,797
Notes receivable from franchisees (b) (c)	15,239	(2,149)	13,090	18,035	(1,149)	16,886
	$107,228	$(7,302)	$99,926	$124,370	$(2,687)	$121,683
______________

(a)Includes income tax refund receivables of $3,587 and $5,284 as of December 29, 2024 and December 31, 2023, respectively. Additionally, as of December 31, 2023, included receivables of $17,460 related to expected contributions from applicable insurance for legal settlements. See Note 8 for further information on our legal reserves.

(b)Includes the current portion of sales-type and direct financing lease receivables of $9,377 and $10,779 as of December 29, 2024 and December 31, 2023, respectively. See Note 5 for further information.

(c)Includes notes receivable related to the Brazil JV of $5,837 and $6,837 as of December 29, 2024 and December 31, 2023, respectively. As of December 29, 2024 and December 31, 2023, the Company had reserves of $2,149 and $1,149, respectively, on the loans outstanding related to the Brazil JV. See Note 7 for further information.

As of December 31, 2023, included a note receivable from a franchisee in Indonesia of $394. The note was repaid during 2024.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following is a rollforward of the allowance for doubtful accounts:

	Accounts Receivable	Notes Receivable	Total
2024
Balance at December 31, 2023	$1,538	$1,149	$2,687
Provision for doubtful accounts	3,716	1,000	4,716
Uncollectible accounts written off, net of recoveries	(101)	—	(101)
Balance at December 29, 2024	$5,153	$2,149	$7,302

2023
Balance at January 1, 2023	$1,707	$4,640	$6,347
Provision for doubtful accounts	534	(414)	120
Uncollectible accounts written off, net of recoveries	(703)	(3,077)	(3,780)
Balance at December 31, 2023	$1,538	$1,149	$2,687

2022
Balance at January 2, 2022	$3,229	$5,290	$8,519
Provision for doubtful accounts	(565)	(350)	(915)
Uncollectible accounts written off, net of recoveries	(957)	(300)	(1,257)
Balance at January 1, 2023	$1,707	$4,640	$6,347

(3) Revenue

Nature of Goods and Services

The Company generates revenues from sales at Company-operated restaurants and earns royalties, fees and rental income from franchised restaurants. Revenues are recognized upon delivery of food to the customer at Company-operated restaurants or upon the fulfillment of terms outlined in the franchise agreement for franchised restaurants. The franchise agreement provides the franchisee the right to construct, own and operate a Wendy’s restaurant upon a site accepted by Wendy’s and to use the Wendy’s system in connection with the operation of the restaurant at that site. The franchise agreement generally provides for a 20-year term and a 10-year renewal subject to certain conditions. The initial term may be extended up to 25 years at the franchisee’s option.

The franchise agreement requires that the franchisee pay a royalty based on a percentage of sales at the franchised restaurant, as well as make contributions to the Advertising Funds based on a percentage of sales. Wendy’s may offer development incentive programs from time to time that provide for a discount or lesser royalty amount or Advertising Fund contribution for a limited period of time. The agreement also typically requires that the franchisee pay Wendy’s a technical assistance fee. The technical assistance fee is used to defray some of the costs to Wendy’s for start-up and transitional services related to new and existing franchisees in the development and opening of new restaurants or acquiring Company-operated restaurants. The franchise agreement also requires that the franchisee pay an annual fee for technology services. The technology fee is a flat fee dependent on each restaurant’s sales.

Wendy’s also enters into development agreements with certain franchisees. The development agreement generally provides the franchisee with the right to develop a specified number of new Wendy’s restaurants using Wendy’s current design standards and specifications within a stated, non-exclusive territory for a specified period, subject to the franchisee meeting interim new restaurant development requirements.

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

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source for 2024, 2023 and 2022:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
2024
Sales at Company-operated restaurants	$898,886	$27,019	$—	$925,905
Franchise royalty revenue	456,648	71,740	—	528,388
Franchise fees	82,703	9,347	5,564	97,614
Franchise rental income	—	—	236,493	236,493
Advertising funds revenue	421,508	36,584	—	458,092
Total revenues	$1,859,745	$144,690	$242,057	$2,246,492

2023
Sales at Company-operated restaurants	$905,700	$24,383	$—	$930,083
Franchise royalty revenue	444,653	67,506	—	512,159
Franchise fees	68,749	6,406	5,017	80,172
Franchise rental income	—	—	230,168	230,168
Advertising funds revenue	396,743	32,253	—	428,996
Total revenues	$1,815,845	$130,548	$235,185	$2,181,578

2022
Sales at Company-operated restaurants	$882,684	$13,901	$—	$896,585
Franchise royalty revenue	423,955	61,533	—	485,488
Franchise fees	63,112	5,542	4,093	72,747
Franchise rental income	—	—	234,465	234,465
Advertising funds revenue	380,491	25,729	—	406,220
Total revenues	$1,750,242	$106,705	$238,558	$2,095,505

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	Year End
	December 29, 2024 (a)	December 31, 2023 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$55,601	$55,293
Receivables, which are included in “Advertising funds restricted assets”	73,223	76,838
Deferred franchise fees (c)	99,411	100,805
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

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $11,024 and $88,387, respectively, as of December 29, 2024, and $10,673 and $90,132, respectively, as of December 31, 2023.

Significant changes in deferred franchise fees are as follows:

	Year Ended
	2024	2023	2022
Deferred franchise fees at beginning of period	$100,805	$99,208	$97,186
Revenue recognized during the period	(12,706)	(12,242)	(11,567)
New deferrals due to cash received and other	11,312	13,839	13,589
Deferred franchise fees at end of period	$99,411	$100,805	$99,208

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2025 (a)	$11,024
2026	6,576
2027	6,459
2028	6,332
2029	6,233
Thereafter	62,787
$99,411
_______________

(a)Includes development-related franchise fees expected to be recognized over a duration of one year or less.

(4) Properties

	Year End
	December 29, 2024	December 31, 2023
Land	$379,581	$373,634
Buildings and improvements	534,054	519,244
Leasehold improvements	453,381	432,051
Office, restaurant and transportation equipment	362,312	344,623
	1,729,328	1,669,552
Accumulated depreciation and amortization	(821,541)	(778,472)
	$907,787	$891,080

Depreciation and amortization expense related to properties was $75,575, $70,108 and $69,239 during 2024, 2023 and 2022, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(5) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment. As of December 29, 2024, the nature of restaurants operated by the Company and its franchisees was as follows:

Year End
December 29, 2024
Company-operated restaurants:
Owned land and building	151
Owned building and held long-term land leases	136
Leased land and building	107
Total Company-operated restaurants	394

Franchisee-operated restaurants:
Company-owned properties leased to franchisees	486
Company-leased properties subleased to franchisees	1,155
Other franchisee-operated restaurants	5,205
Total franchisee-operated restaurants	6,846
Total Company-operated and franchisee-operated restaurants	7,240

Company as Lessee

The components of lease cost for 2024, 2023 and 2022 are as follows:

	Year Ended
	2024	2023	2022
Finance lease cost:
Amortization of finance lease assets	$13,877	$16,061	$15,440
Interest on finance lease liabilities	43,051	42,624	42,918
	56,928	58,685	58,358
Operating lease cost	84,382	85,138	86,050
Variable lease cost (a)	66,977	66,859	64,473
Short-term lease cost	5,420	5,864	5,439
Total operating lease cost (b)	156,779	157,861	155,962
Total lease cost	$213,707	$216,546	$214,320
_______________

(a)Includes expenses for executory costs of $39,754, $39,456, and $38,749 for 2024, 2023 and 2022, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $127,228, $125,180 and $123,924 for 2024, 2023 and 2022, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $27,633, $30,538 and $29,648 for 2024, 2023 and 2022, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table includes supplemental cash flow and non-cash information related to leases:

	Year Ended
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$43,050	$42,624	$42,979
Operating cash flows from operating leases	86,664	86,972	88,372
Financing cash flows from finance leases	20,404	21,588	17,312
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities	47,014	20,243	34,478
Operating lease liabilities	41,423	12,659	24,742

The following table includes supplemental information related to leases:

	Year End
	December 29, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Finance leases	14.0	14.3
Operating leases	11.9	12.6

Weighted average discount rate:
Finance leases	8.09%	8.52%
Operating leases	4.98%	4.93%

Supplemental balance sheet information:
Finance lease assets, gross	$349,212	$318,951
Accumulated amortization	(104,258)	(90,015)
Finance lease assets	244,954	228,936
Operating lease assets	679,777	705,615

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of December 29, 2024:

	Finance Leases		Operating Leases
Fiscal Year	Company-Operated	Franchise and Other	Company-Operated	Franchise and Other
2025	$7,717	$56,538	$19,800	$64,320
2026	7,877	58,284	21,630	65,071
2027	7,924	59,312	21,539	65,278
2028	7,986	60,494	21,373	65,586
2029	8,185	61,928	21,385	64,867
Thereafter	81,102	538,098	154,084	437,968
Total minimum payments	$120,791	$834,654	$259,811	$763,090
Less interest	(38,201)	(319,372)	(66,637)	(201,863)
Present value of minimum lease payments (a) (b)	$82,590	$515,282	$193,174	$561,227
_______________

(a)The present value of minimum finance lease payments of $22,509 and $575,363 are included in “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively.

(b)The present value of minimum operating lease payments of $50,068 and $704,333 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

Company as Lessor

The components of lease income for 2024, 2023 and 2022 are as follows:

	Year Ended
	2024	2023	2022
Sales-type and direct-financing leases:
Selling profit	$474	$2,466	$2,981
Interest income (a)	29,187	31,412	31,298

Operating lease income	168,497	163,927	170,633
Variable lease income	67,996	66,241	63,832
Franchise rental income (b)	$236,493	$230,168	$234,465
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $174,478, $170,112 and $175,053 recognized during 2024, 2023 and 2022, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $39,793, $39,350 and $38,733 for 2024, 2023 and 2022, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table illustrates the Company’s future minimum rental receipts for non-cancelable leases and subleases as of December 29, 2024:

	Sales-Type and Direct Financing Leases		Operating Leases
Fiscal Year	Subleases	Owned Properties	Subleases	Owned Properties
2025	$35,495	$1,129	$108,540	$57,306
2026	36,747	1,157	108,841	59,098
2027	37,304	1,292	109,624	58,835
2028	38,200	1,047	110,555	58,642
2029	38,471	1,052	110,177	59,382
Thereafter	349,099	9,366	729,374	500,209
Total future minimum receipts	535,316	15,043	$1,277,111	$793,472
Unearned interest income	(247,224)	(5,710)
Net investment in sales-type and direct financing leases (a)	$288,092	$9,333
_______________

(a)The present value of minimum sales-type and direct financing rental receipts of $9,377 and $288,048 are included in “Accounts and notes receivable, net” and “Net investment in sales-type and direct financing leases,” respectively. The present value of minimum sales-type and direct financing rental receipts includes a net investment in unguaranteed residual assets of $125.

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	Year End
	December 29, 2024	December 31, 2023
Land	$261,131	$260,125
Buildings and improvements	303,521	296,242
Restaurant equipment	1,943	1,701
	566,595	558,068
Accumulated depreciation and amortization	(207,923)	(198,429)
	$358,672	$359,639

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(6) Goodwill and Other Intangible Assets

Goodwill activity for 2024 and 2023 was as follows:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Balance at January 1, 2023:
Goodwill, gross	$620,603	$39,334	$122,548	$782,485
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	620,603	29,937	122,548	773,088
Changes in goodwill:
Currency translation adjustment	—	639	—	639
Balance at December 31, 2023:
Goodwill, gross	620,603	39,973	122,548	783,124
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	620,603	30,576	122,548	773,727
Changes in goodwill:
Currency translation adjustment	—	(2,259)	—	(2,259)
Balance at December 29, 2024:
Goodwill, gross	620,603	37,714	122,548	780,865
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	$620,603	$28,317	$122,548	$771,468
_______________

(a)Accumulated impairment losses resulted from the full impairment of goodwill of the Wendy’s international franchise restaurants during the fourth quarter of 2013.

The following is a summary of the components of other intangible assets and the related amortization expense:

	Year End
	December 29, 2024			December 31, 2023
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$903,000	$—	$903,000	$903,000	$—	$903,000
Definite-lived:
Franchise agreements	347,370	(268,976)	78,394	348,657	(253,398)	95,259
Favorable leases	144,734	(77,352)	67,382	152,558	(75,502)	77,056
Reacquired rights under franchise agreements	88,696	(21,863)	66,833	90,509	(17,157)	73,352
Software	323,738	(247,083)	76,655	286,269	(215,807)	70,462
	$1,807,538	$(615,274)	$1,192,264	$1,780,993	$(561,864)	$1,219,129

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Aggregate amortization expense:
Actual for fiscal year:
2022	$58,690
2023	59,356
2024	62,255
Estimate for fiscal year:
2025	$56,215
2026	48,164
2027	43,633
2028	38,663
2029	28,479
Thereafter	74,110
$289,264

(7) Investments

The following is a summary of the carrying value of our investments:

	Year End
	December 29, 2024	December 31, 2023
Equity method investments	$27,288	$32,727
Other investments in equity securities	1,718	1,718
	$29,006	$34,445

Equity Method Investments

Wendy’s has a 50% share in the TimWen real estate joint venture and a 20% share in the Brazil JV, both of which are accounted for using the equity method of accounting, under which our results of operations include our share of the income (loss) of the investees in “Other operating income, net.”

A wholly-owned subsidiary of Wendy’s entered into the Brazil JV during the second quarter of 2015 for the operation of Wendy’s restaurants in Brazil.  Wendy’s, Starboard International Holdings B.V. and Infinity Holding E Participações Ltda. contributed $1, $2 and $2, respectively, each receiving proportionate equity interests of 20%, 40% and 40%, respectively. The Brazil JV ceased operations in 2021 and no income or loss was recorded during 2024, 2023 and 2022. A wholly-owned subsidiary of Wendy’s had receivables outstanding related to the Brazil JV totaling $5,837 and $6,837 as of December 29, 2024 and December 31, 2023, respectively. The total receivables outstanding as of December 29, 2024 were due in 2024. As of December 29, 2024 and December 31, 2023, the Company had reserves of $2,149 and $1,149, respectively, on the receivables related to the Brazil JV. The Company is currently pursuing collection of certain of the past due amounts. See Note 2 for further information.

The carrying value of our investment in TimWen exceeded our interest in the underlying equity of the joint venture by $10,575 and $14,086 as of December 29, 2024 and December 31, 2023, respectively, primarily due to purchase price adjustments from the 2008 merger of Triarc Companies, Inc. and Wendy’s International, Inc. (the “Wendy’s Merger”).

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Presented below is activity related to our investment in TimWen included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended December 29, 2024, December 31, 2023 and January 1, 2023.

	Year Ended
	2024	2023	2022
Balance at beginning of period	$32,727	$33,921	$39,870

Equity in earnings for the period	14,084	13,493	12,267
Amortization of purchase price adjustments (a)	(2,477)	(2,674)	(2,845)
	11,607	10,819	9,422
Distributions received	(14,408)	(12,901)	(12,612)
Foreign currency translation adjustment included in “Other comprehensive (loss) income”	(2,638)	888	(2,759)
Balance at end of period	$27,288	$32,727	$33,921
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

(8) Accrued Expenses and Other Current Liabilities

	Year End
	December 29, 2024	December 31, 2023
Accrued compensation and related benefits	$45,310	$44,625
Accrued taxes	28,497	28,134
Legal reserves (a)	2,913	19,699
Other	41,504	42,691
	$118,224	$135,149
_______________

(a)The Company maintains insurance coverage to help mitigate against a variety of risks, including claims and litigation. The Company’s legal reserve may include amounts that are covered by applicable insurance, in which case any expected insurance receivables are included in “Accounts and notes receivable, net.” See Note 2 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(9) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	December 29, 2024	December 31, 2023
Class A-2 Notes:
4.236% Series 2022-1 Class A-2-I Notes, anticipated repayment date 2029	$97,500	$98,500
4.535% Series 2022-1 Class A-2-II Notes, anticipated repayment date 2032	386,134	390,134
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	418,769	423,269
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	627,030	633,530
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	353,673	357,673
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	398,623	403,123
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	436,349	441,099
7% debentures, due in 2025	48,913	48,237
Unamortized debt issuance costs	(26,698)	(33,501)
	2,740,293	2,762,064
Less amounts payable within one year	(78,163)	(29,250)
Total long-term debt	$2,662,130	$2,732,814

Aggregate annual maturities of long-term debt, excluding the effect of purchase accounting adjustments, as of December 29, 2024 were as follows:

Fiscal Year
2025	$78,820
2026	374,923
2027	25,250
2028	442,599
2029	885,392
Thereafter	960,664
$2,767,648

Senior Notes

Wendy’s Funding, LLC (“Wendy’s Funding”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. As of December 29, 2024, the Master Issuer has issued the following outstanding series of fixed rate senior secured notes: (i) 2022-1 Class A-2-I with an initial principal amount of $100,000; (ii) 2022-1 Class A-2-II with an initial principal amount of $400,000 (collectively, the 2022-1 Class A-2-I Notes and the 2022-1 Class A-2-II Notes are referred to herein as the “2022-1 Class A-2 Notes”); (iii) 2021-1 Class A-2-I with an initial principal amount of $450,000; (iv) 2021-1 Class A-2-II with an initial principal amount of $650,000; (v) 2019-1 Class A-2-I with an initial principal amount of $400,000; (vi) 2019-1 Class A-2-II with an initial principal amount of $450,000; and (vii) 2018-1 Class A-2-II with an initial principal amount of $475,000 (collectively, the notes described in (i) to (vii) are referred to herein as the “Class A-2 Notes”). During the year ended December 31, 2023, the Company repurchased $29,171 in principal of its Class A-2 Notes for $24,935. As a result, the Company recognized a gain on early extinguishment of debt of $3,914 for the year ended December 31, 2023.

In connection with the issuance of the 2021-1 Class A-2-I and 2021-1 Class A-2-II Notes, the Master Issuer also entered into a revolving financing facility of 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “2021-1 Class A-1 Notes”), which allows for the drawing of up to $300,000 on a revolving basis using various credit instruments, including a letter

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
of credit facility. As of December 29, 2024, the Company had no outstanding borrowings under the 2021-1 Class A-1 Notes. The Class A-2 Notes and the 2021-1 Class A-1 Notes are collectively referred to as the “Senior Notes.”

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

The 2021-1 Class A-1 Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) Secured Overnight Financing Rate (“SOFR”) for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the purchase agreement for the 2021-1 Class A-1 Notes. There is a commitment fee on the unused portions of the 2021-1 Class A-1 Notes, which ranges from 0.40% to 0.75% based on utilization. As of December 29, 2024, $28,457 of letters of credit were outstanding against the 2021-1 Class A-1 Notes, which relate primarily to interest reserves required under the Indenture.

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

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the noteholders, and are restricted in their use. As of December 29, 2024 and December 31, 2023, Wendy’s Funding had restricted cash of $34,089 and $35,483, respectively, which primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Class A-2 Notes.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Debt Issuance Costs

During 2022, the Company incurred debt issuance costs of $10,232 in connection with the issuance of the 2022-1 Class A-2 Notes. The debt issuance costs are being amortized to “Interest expense, net” through the anticipated repayment dates of the Class A-2 Notes utilizing the effective interest rate method. As of December 29, 2024, the effective interest rates, including the amortization of debt issuance costs, were 4.1%, 4.0%, 4.3%, 2.6%, 2.9%, 4.7% and 4.7% for the Series 2018-1 Class A-2-II Notes, Series 2019-1 Class A-2-I Notes, Series 2019-1 Class A-2-II Notes, Series 2021-1 Class A-2-I Notes, Series 2021-1 Class A-2-II Notes, Series 2022-1 Class A-2-I Notes and Series 2022-1 Class A-2-II Notes, respectively.

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

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6,000, which bears interest at the Bank of Montreal Prime Rate. Borrowings under the facility are guaranteed by Wendy’s. As of December 29, 2024, the Company had no outstanding borrowings under the Canadian revolving credit facility.

Wendy’s U.S. advertising fund has a revolving line of credit of $15,000, which was established to support the Company’s advertising fund operations and bears interest at SOFR plus 2.25%. Borrowings under the line of credit are guaranteed by Wendy’s. As of December 29, 2024, the Company had no outstanding borrowings under the advertising fund revolving line of credit.

Interest Expense

Interest expense on the Company’s long-term debt was $110,038, $112,659 and $110,751 during 2024, 2023 and 2022, respectively, which was recorded to “Interest expense, net.”

Pledged Assets

The following is a summary of the Company’s assets pledged as collateral for certain debt:

Year End
December 29, 2024
Cash and cash equivalents	$25,113
Restricted cash and other assets	34,094
Accounts and notes receivable, net	44,574
Inventories	5,659
Properties	80,219
Other intangible assets	978,513
$1,168,172

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	Year End
	December 29, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$319,212	$319,212	$365,901	$365,901	Level 1
Other investments in equity securities (a)	1,718	1,718	1,718	1,718	Level 2

Financial liabilities (b)
Series 2022-1 Class A-2-I Notes	97,500	93,744	98,500	92,289	Level 2
Series 2022-1 Class A-2-II Notes	386,134	371,855	390,134	370,577	Level 2
Series 2021-1 Class A-2-I Notes	418,769	376,256	423,269	362,572	Level 2
Series 2021-1 Class A-2-II Notes	627,030	551,981	633,530	530,581	Level 2
Series 2019-1 Class A-2-I Notes	353,673	345,093	357,673	341,606	Level 2
Series 2019-1 Class A-2-II Notes	398,623	387,039	403,123	374,058	Level 2
Series 2018-1 Class A-2-II Notes	436,349	418,027	441,099	412,754	Level 2
7% debentures, due in 2025	48,913	50,034	48,237	49,431	Level 2
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

Total impairment losses may reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements, favorable lease assets and ROU assets) to fair value as a result of (1) the deterioration in operating performance or anticipated closures of certain Company-operated restaurants and (2) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants, including any subsequent lease modifications. The fair values of long-lived assets held and used presented in the tables below represent the remaining carrying value and were estimated based on either discounted cash flows of future anticipated lease and sublease income or discounted cash flows of future anticipated Company-operated restaurant performance. Total impairment losses may also include the impact of remeasuring long-lived assets held for sale. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 17 for further information on impairment of our long-lived assets.

		Fair Value Measurements			2024 Total Losses
	December 29, 2024	Level 1	Level 2	Level 3
Held and used	$2,391	$—	$—	$2,391	$9,073
Held for sale	1,558	—	—	1,558	640
Total	$3,949	$—	$—	$3,949	$9,713

		Fair Value Measurements			2023 Total Losses
	December 31, 2023	Level 1	Level 2	Level 3
Held and used	$1,212	$—	$—	$1,212	$1,316
Held for sale	1,044	—	—	1,044	85
Total	$2,256	$—	$—	$2,256	$1,401

(11) Income Taxes

Income before income taxes is set forth below:

	Year Ended
	2024	2023	2022
Domestic	$254,309	$264,423	$231,862
Foreign (a)	18,104	14,995	11,643
	$272,413	$279,418	$243,505
_______________

(a)Excludes foreign income of domestic subsidiaries.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The (provision for) benefit from income taxes is set forth below:

	Year Ended
	2024	2023	2022
Current:
U.S. federal	$(55,875)	$(50,435)	$(43,141)
State	(12,888)	(13,730)	(9,152)
Foreign	(14,822)	(11,620)	(9,537)
Current tax provision	(83,585)	(75,785)	(61,830)
Deferred:
U.S. federal	10,786	2,163	(3,868)
State	(5,409)	564	(2,629)
Foreign	152	(1,920)	2,192
Deferred tax benefit (provision)	5,529	807	(4,305)
Income tax provision	$(78,056)	$(74,978)	$(66,135)

Deferred tax assets (liabilities) are set forth below:

	Year End
	December 29, 2024	December 31, 2023
Deferred tax assets:
Operating and finance lease liabilities	$333,033	$339,655
Net operating loss and credit carryforwards	51,667	58,170
Deferred revenue	23,085	23,848
Other	51,626	50,935
Valuation allowances	(38,536)	(39,346)
Total deferred tax assets	420,875	433,262
Deferred tax liabilities:
Operating and finance lease assets	(300,498)	(310,011)
Intangible assets	(282,186)	(290,782)
Fixed assets	(61,160)	(62,673)
Other	(40,451)	(40,149)
Total deferred tax liabilities	(684,295)	(703,615)
	$(263,420)	$(270,353)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The amounts and expiration dates of tax credit and net operating loss carryforwards are as follows:

	Amount	Expiration
Tax credit carryforwards:
U.S. federal foreign tax credits	21,385	2027-2034
Foreign tax credits of non-U.S. subsidiaries	812	Indefinite
Total	$22,197

Net operating loss carryforwards (pre-tax):
State and local net operating loss carryforwards	719,694	2025-2035
State and local net operating loss carryforwards	215,896	Indefinite
Foreign net operating loss carryforwards	10,766	Indefinite
Total	$946,356

The Company’s valuation allowances of $38,536 and $39,346 as of December 29, 2024 and December 31, 2023, respectively, relate primarily to foreign tax credit and foreign and state net operating loss carryforwards. The relative presence of Company-operated restaurants in various states impacts expected future state taxable income available to utilize state net operating loss carryforwards.

The current portion of refundable income taxes was $3,587 and $5,284 as of December 29, 2024 and December 31, 2023, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of December 29, 2024 and December 31, 2023.

The reconciliation of income tax computed at the U.S. federal statutory rate of 21% to reported income tax is set forth below:

	Year Ended
	2024		2023		2022
Income tax provision at the U.S. federal statutory rate	$(57,207)	21.0%	$(58,678)	21.0%	$(51,136)	21.0%
State income tax provision, net of U.S. federal income tax effect (a)	(15,717)	5.8%	(11,400)	4.1%	(11,616)	4.8%
Prior years’ tax matters	78	0.0%	(2,250)	0.8%	2,290	(0.9)%
Excess federal tax benefits from share-based compensation	113	0.0%	845	(0.3)%	402	(0.2)%
Foreign and U.S. tax effects of foreign operations	457	(0.2)%	1,799	(0.6)%	(3,744)	1.6%
Valuation allowances	(3,323)	1.2%	(3,533)	1.3%	2,127	(0.9)%
Tax credits	899	(0.3)%	1,050	(0.4)%	1,385	(0.6)%
Non-deductible executive compensation	(2,698)	1.0%	(2,863)	1.0%	(3,154)	1.3%
Unrepatriated earnings	(655)	0.2%	(387)	0.1%	(294)	0.1%
Non-deductible expenses and other	(3)	0.0%	439	(0.2)%	(2,395)	1.0%
	$(78,056)	28.7%	$(74,978)	26.8%	$(66,135)	27.2%
_______________

(a)The change in state effective tax rate during 2024 was driven primarily by state rate law changes.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years through 2022 have been settled. The Company or one of its subsidiaries also files tax returns in various state, local and foreign jurisdictions. The statute of limitations in these jurisdictions vary but generally income tax returns from its 2019 fiscal year and forward remain subject to examination. We believe that adequate

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

Unrecognized Tax Benefits

As of December 29, 2024, the Company had unrecognized tax benefits of $14,805, which, if resolved favorably, would reduce income tax expense by $11,696. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year Ended
	2024	2023	2022
Beginning balance	$16,719	$17,404	$18,849
Additions:
Tax positions of current year	375	836	178
Reductions:
Tax positions of prior years (a)	(2,069)	(690)	(662)
Settlements	—	(249)	(8)
Lapse of statute of limitations	(220)	(582)	(953)
Ending balance	$14,805	$16,719	$17,404
_______________

(a)Reduction in uncertain tax benefits related to tax positions of prior years during 2024 was primarily driven by a non-recurring state rate law change.

During 2025, we believe it is reasonably possible the Company will reduce unrecognized tax benefits by up to $1,024 due primarily to the lapse of statutes of limitations and expected settlements.

During 2024, 2023 and 2022, the Company recognized expense (income) for interest of $376, $134 and $(30), respectively. The Company has $1,355 and $979 accrued for interest related to uncertain tax positions as of December 29, 2024 and December 31, 2023, respectively.

(12) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Year Ended
	2024	2023	2022
Net income	$194,357	$204,440	$177,370

Common stock:
Weighted average basic shares outstanding	204,351	209,486	213,766
Dilutive effect of stock options and restricted shares	1,263	2,048	2,073
Weighted average diluted shares outstanding	205,614	211,534	215,839

Net income per share:
Basic	$.95	$.98	$.83
Diluted	$.95	$.97	$.82

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Basic net income per share for 2024, 2023 and 2022 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 7,845, 5,377 and 4,443 for 2024, 2023 and 2022, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(13) Stockholders’ Equity

Dividends

During 2024, 2023 and 2022, the Company paid dividends per share of $1.00, $1.00 and $.50, respectively.

Treasury Stock

There were 470,424 shares of common stock issued at the beginning and end of 2024, 2023 and 2022. Treasury stock activity for 2024, 2023 and 2022 was as follows:

	Year Ended
	2024	2023	2022
Number of shares at beginning of year	265,027	257,323	254,575
Repurchases of common stock	4,305	9,107	3,474
Common shares issued:
Stock options, net	(1,986)	(989)	(353)
Restricted stock, net	(652)	(322)	(264)
Director fees	(20)	(22)	(22)
Other	(84)	(70)	(87)
Number of shares at end of year	266,590	265,027	257,323

Repurchases of Common Stock

In January 2023, our Board of Directors authorized a repurchase program for up to $500,000 of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During 2024, the Company repurchased 4,305 shares under the January 2023 Authorization with an aggregate purchase price of $75,000, excluding excise tax of $564 and commissions of $60. During 2024, the Company paid $1,742 in excise tax on shares repurchased during 2023. As of December 29, 2024, the Company had $235,000 of availability remaining under the January 2023 Authorization. Subsequent to December 29, 2024 through February 19, 2025, the Company repurchased 3,391 shares under the January 2023 Authorization with an aggregate purchase price of $50,393, excluding applicable excise tax and commissions.

During 2023, the Company repurchased $9,107 shares under the January 2023 Authorization with an aggregate purchase price of $190,000, of which $573 was accrued as of December 31, 2023, and excluding excise tax of $1,744 and commissions of $127.

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

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout 2024, 2023 and 2022.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Year Ended
	2024	2023	2022
Balance at beginning of period	$(58,375)	$(64,176)	$(48,200)
Foreign currency translation	(16,378)	5,801	(15,976)
Balance at end of period	$(74,753)	$(58,375)	$(64,176)

(14) Share-Based Compensation

The Company has the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance compensation awards to current or prospective employees, directors, officers, consultants or advisors. During 2020, the Company’s Board of Directors and its stockholders approved the adoption of the 2020 Omnibus Award Plan (the “2020 Plan”) for the issuance of equity instruments as described above. The Company’s previous 2010 Omnibus Award Plan (as amended, the “2010 Plan”) expired in accordance with its terms in 2020. All equity grants in 2024, 2023, and 2022 were issued from the 2020 Plan. The 2020 Plan is currently the only equity plan from which future equity awards may be granted, but outstanding awards granted under the 2010 Plan will continue to be governed by the terms of the 2010 Plan. As of December 29, 2024, there were approximately 11,388 shares of common stock available for future grants under the 2020 Plan. During the periods presented in the consolidated financial statements, the Company settled all exercises of stock options and vesting of restricted shares, including performance shares, with treasury shares.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table summarizes stock option activity during 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 31, 2023	10,490	$19.55
Granted	1,846	16.72
Exercised	(2,072)	16.47
Forfeited and/or expired	(1,131)	21.64
Outstanding at December 29, 2024	9,133	$19.42	4.74	$4,438
Vested or expected to vest at December 29, 2024	9,045	$19.43	4.70	$4,438
Exercisable at December 29, 2024	6,525	$19.93	3.34	$4,438

The total intrinsic value of options exercised during 2024, 2023 and 2022 was $5,796, $7,230 and $2,979, respectively. The weighted average grant date fair value of stock options granted during 2024, 2023 and 2022 was $3.43, $5.35 and $6.33, respectively.

The weighted average grant date fair value of stock options was determined using the following assumptions:

	2024	2023	2022
Risk-free interest rate	3.62%	4.31%	3.00%
Expected option life in years	5.25	5.01	4.75
Expected volatility	36.25%	36.79%	37.82%
Expected dividend yield	5.99%	4.64%	2.34%

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table summarizes activity of Restricted Shares during 2024:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	1,372	$20.42
Granted	1,174	17.49
Vested	(710)	19.32
Forfeited	(122)	21.55
Non-vested at December 29, 2024	1,714	$18.81

The total fair value of Restricted Shares that vested in 2024, 2023 and 2022 was $12,685, $8,224 and $5,564, respectively.

Performance Shares

The Company grants performance-based awards to certain officers and key employees. The vesting of these awards is contingent upon meeting one or more defined operational or financial goals (a performance condition) or relative common stock share prices (a market condition). The quantity of shares awarded ranges from 0% to 200% of “Target,” as defined in the award agreement as the midpoint number of shares, based on the level of achievement of the performance and market conditions.

The fair values of the performance condition awards granted in 2024, 2023 and 2022 were determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal.

The fair value of market condition awards granted in 2024, 2023 and 2022 were estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the trading price of our common stock on the date of grant.

The input variables are noted in the table below:

	2024	2023	2022
Risk-free interest rate	4.38%	4.31%	1.71%
Expected life in years	3.00	3.00	3.00
Expected volatility	29.60%	34.95%	52.33%
Expected dividend yield (a)	0.00%	0.00%	0.00%
_______________

(a)The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table summarizes activity of performance shares at Target during 2024:

	Performance Condition Awards		Market Condition Awards
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	608	$21.66	494	$26.68
Granted	277	18.00	402	19.85
Dividend equivalent units issued (a)	33	—	37	—
Vested (b)	(213)	20.21	—	—
Forfeited	(118)	21.97	(284)	24.35
Non-vested at December 29, 2024	587	$20.32	649	$23.27
_______________

(a)Dividend equivalent units are issued in lieu of cash dividends for non-vested performance shares. There is no weighted average fair value associated with dividend equivalent units.

(b)Performance condition awards exclude the vesting of an additional 45 shares, which resulted from the performance of the awards exceeding Target.

The total fair value of performance condition awards that vested in 2024, 2023 and 2022 was $4,683, $2,105 and $1,712, respectively. The total fair value of market condition awards that vested in 2023 and 2022 was $2,138 and $2,253, respectively. No market condition awards vested in 2024.

Share-Based Compensation

Total share-based compensation and the related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

	Year Ended
	2024	2023	2022
Stock options	$4,829	$7,687	$9,072
Restricted shares	13,857	9,503	7,106
Performance shares:
Performance condition awards	480	2,524	4,431
Market condition awards	3,853	4,033	3,929
Share-based compensation	23,019	23,747	24,538
Less: Income tax benefit	(3,300)	(3,207)	(3,043)
Share-based compensation, net of income tax benefit	$19,719	$20,540	$21,495

As of December 29, 2024, there was $26,868 of total unrecognized share-based compensation, which will be recognized over a weighted average amortization period of 1.62 years.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(15) System Optimization Gains, Net

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating Franchise Flips. As of December 29, 2024, Company-operated restaurant ownership was approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base and drive new restaurant development. During 2024, 2023 and 2022, the Company facilitated 50, 99 and 79 Franchise Flips, respectively. Additionally, during 2024, the Company completed the sale of three Company-operated restaurants to franchisees and, during 2022, the Company completed the sale of one Company-operated restaurant to a franchisee. No Company-operated restaurants were sold to franchisees during 2023.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Year Ended
	2024	2023	2022
Number of restaurants sold to franchisees	3	—	1

Proceeds from sales of restaurants (a)	$1,808	$—	$79
Net assets sold (b)	(1,081)	—	(141)
Net unfavorable leases	—	—	(360)
Other	(1)	—	6
	726	—	(416)
Post-closing adjustments on sales of restaurants (c)	694	858	2,877
Gain on sales of restaurants, net	1,420	858	2,461

(Loss) gain on sales of other assets, net (d)	(201)	22	4,318
System optimization gains, net	$1,219	$880	$6,779
_______________

(a)In addition to the proceeds noted herein, the Company received cash proceeds of $378 during 2022 related to a note receivable issued in connection with restaurants previously sold to a franchisee.

(b)Net assets sold consisted primarily of land and equipment.

(c)2024, 2023 and 2022 include the recognition of deferred gains of $800, $858 and $3,522, respectively, as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

(d)During 2024, 2023 and 2022, the Company received cash proceeds of $3,138, $2,115 and $7,780, respectively, primarily from the sale of surplus and other properties.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Assets Held for Sale

As of December 29, 2024 and December 31, 2023, the Company had assets held for sale of $2,833 and $2,689, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(16) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Year Ended
	2024	2023	2022
Organizational Redesign Plan	$8,367	$9,064	$—
Other reorganization and realignment plans	161	136	698
Reorganization and realignment costs	$8,528	$9,200	$698

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). As a result of the Organizational Redesign Plan, the Company held its general and administrative expense in 2023 relatively flat compared with 2022. Additionally, in January 2024, the Board of Directors announced the appointment of Kirk Tanner as the Company’s new President and Chief Executive Officer, effective February 5, 2024. Mr. Tanner succeeded Todd A. Penegor, the Company’s previous President and Chief Executive Officer, who departed from the Company in February 2024. The Company expects to incur total costs of approximately $18,000 related to the Organizational Redesign Plan, including costs related to the succession of the President and Chief Executive Officer role. During 2024 and 2023, the Company recognized costs totaling $8,367 and 9,064, respectively, which primarily included severance and related employee costs and share-based compensation. The Company expects to incur additional costs aggregating approximately $600, comprised primarily of share-based compensation. The Company expects costs related to the Organizational Redesign Plan to continue into 2026.

The following is a summary of the costs recorded as a result of the Organizational Redesign Plan:

	Year Ended
	2024	2023	Total Incurred Since Inception
Severance and related employee costs	$7,253	$6,243	$13,496
Recruitment and relocation costs	169	554	723
Third-party and other costs	120	996	1,116
	7,542	7,793	15,335
Share-based compensation (a)	825	1,271	2,096
Total organizational redesign	$8,367	$9,064	$17,431
_______________

(a)Primarily represents the accelerated recognition of share-based compensation resulting from the termination of employees under the Organizational Redesign Plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
As of December 29, 2024, the accruals for the Organizational Redesign Plan are included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $3,872 and $385, respectively. As of December 31, 2023, the accruals for the Organizational Redesign Plan were included in “Accrued expenses and other current liabilities.” The tables below present a rollforward of our accruals for the Organizational Redesign Plan.

	Balance December 31, 2023	Charges	Payments	Balance December 29, 2024
Severance and related employee costs	$1,692	$7,253	$(4,688)	$4,257
Recruitment and relocation costs	—	169	(169)	—
Third-party and other costs	—	120	(120)	—
	$1,692	$7,542	$(4,977)	$4,257

	Balance January 1, 2023	Charges	Payments	Balance December 31, 2023
Severance and related employee costs	$—	$6,243	$(4,551)	$1,692
Recruitment and relocation costs	—	554	(554)	—
Third-party and other costs	—	996	(996)	—
	$—	$7,793	$(6,101)	$1,692

Other Reorganization and Realignment Plans

For 2024, 2023 and 2022, costs incurred under the Company’s other reorganization and realignment plans were not material. The Company does not expect to incur any material additional costs under these plans.

(17) Impairment of Long-Lived Assets

The Company records impairment charges as a result of (1) the deterioration in operating performance or anticipated closures of certain Company-operated restaurants, (2) the Company’s decision to lease and/or sublease properties to franchisees in connection with the sale or anticipated sale of Company-operated restaurants, including any subsequent lease modifications, and (3) classifying surplus properties as held for sale.

The following is a summary of impairment losses recorded, which represent the excess of the carrying amount over the fair value of the affected assets and are included in “Impairment of long-lived assets:”

	Year Ended
	2024	2023	2022
Company-operated restaurants	$9,073	$1,316	$5,485
Restaurants leased or subleased to franchisees	—	—	242
Surplus properties	640	85	693
	$9,713	$1,401	$6,420

(18) Retirement Benefit Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for employees who meet certain minimum requirements and elect to participate. The 401(k) Plan permits employees to contribute up to 75% of their compensation, subject to certain limitations, and provides for matching employee contributions up to 4% of compensation and for discretionary profit sharing contributions. In connection with the matching contributions, the Company recognized compensation expense of $6,228, $5,947 and $5,929 in 2024, 2023 and 2022, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(19) Supplemental Cash Flow Information

The following table includes supplemental cash flow information for 2024, 2023 and 2022:

	Year Ended
	December 29, 2024	December 31, 2023	January 1, 2023
Long-term debt-related activities, net:
Gain on early extinguishment of debt	$—	$(2,283)	$—
Accretion of long-term debt	675	755	1,194
Amortization of deferred financing costs	6,804	6,848	6,568
	$7,479	$5,320	$7,762
Cash paid for:
Interest	$145,253	$146,878	$144,418
Income taxes, net of refunds	73,600	75,190	47,769

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$5,198	$9,088	$14,468
Finance leases	47,014	20,243	34,478

The following table includes a reconciliation of cash, cash equivalents and restricted cash for 2024, 2023 and 2022:

	December 29, 2024	December 31, 2023	January 1, 2023
Cash and cash equivalents	$450,512	$516,037	$745,889
Restricted cash	34,481	35,848	35,203
Restricted cash, included in Advertising funds restricted assets	18,615	36,931	50,709
Total cash, cash equivalents and restricted cash	$503,608	$588,816	$831,801

Franchise Development Fund

In August 2021, the Company announced the creation of a strategic build to suit development fund to drive additional new restaurant growth. Capital expenditures related to the fund are included in “Franchise development fund” in the consolidated statements of cash flows.

(20) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Franchisee Development Incentive Programs

To promote new restaurant development, Wendy’s has provided franchisees with certain incentive programs for qualifying new and existing restaurants. In July and September 2024, Wendy’s announced a new development incentive structure in the U.S. and Canada and select international markets, respectively, that provides for reductions in royalty and national advertising fees for qualifying new restaurants for two, three or four years of operation based on the number of restaurants committed to under a development agreement. Franchisees who open a restaurant on or before November 30th of the calendar year prior to the restaurant’s required open date receive a technical assistance fee waiver. Wendy’s also provides franchisees with its base-level incentive that provides for reductions in royalty and national advertising fees for up to the first two years of operation for qualifying approved replacement restaurants. From time to time, Wendy’s may modify these incentive programs. For example, subsequent to December 29, 2024, Wendy’s announced that it is offering the highest-level incentive, which provides for fee reductions for four years, to all new and existing U.S. franchisees for a limited period of time under certain circumstances.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $94,634 as of December 29, 2024. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of December 29, 2024. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of December 29, 2024.

Insurance

Wendy’s is self-insured for most workers’ compensation losses and purchases insurance for general liability and automotive liability losses, all subject to a $500 per occurrence retention or deductible limit. Wendy’s determines its liability for claims incurred but not reported for the insurance liabilities on an actuarial basis. As of December 29, 2024, the Company had $18,589 recorded for these insurance liabilities. Wendy’s is self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations and determines its liability for health care claims incurred but not reported based on historical claims runoff data. As of December 29, 2024, the Company had $3,049 recorded for these health care insurance liabilities.

Letters of Credit

As of December 29, 2024, the Company had outstanding letters of credit with various parties totaling $28,659. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Class A-1 Notes. See Note 9 for further information. We do not expect any material loss to result from these letters of credit.

Purchase and Capital Commitments

The Company has material purchase requirements under a beverage agreement with a vendor, a marketing agreement with two national broadcasters and an information technology agreement with a vendor. In August 2024, the Company amended its contract with the beverage vendor, which now expires upon reaching a threshold usage requirement or, if certain undertakings are not fulfilled, at the later of reaching a threshold usage requirement or December 31, 2034. Our total purchase requirements under the beverage, marketing and information technology agreements are estimated to be approximately $119,500 over the remaining life of the contracts.

(21) Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties:

	Year Ended
	2024	2023	2022
Transactions with QSCC:
Wendy’s Co-op (a)	$3,493	$363	$427
Rental receipts (b)	277	231	198
TimWen lease and management fee payments, net (c)	$21,172	$20,653	$19,694
Transactions with Yellow Cab (d)	$15,417	$14,757	$13,404
Transactions with AMC (e)	$2,010	$2,366	$—
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

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. In addition, QSCC collects certain rebates, price variance and other recoveries, technology fees, convention fees and other funding from third-party vendors as part of the administration and management of the Wendy’s supply chain in the U.S. and Canada. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $3,493 in 2024, of which $2,909 is included in “Other operating income, net” and $584 is included as a reduction of “Cost of sales.” Wendy’s recorded its share of patronage dividends of $363 and $427 in 2023 and 2022, respectively, which are included as a reduction of “Cost of sales.”

(b)Pursuant to a lease agreement, Wendy’s leased 14,493 square feet of office space to QSCC for an annual base rent of $217. The lease was amended in June 2021 to increase both the leased square footage to 18,774 and the annual base rent to $250 beginning in 2023, subject to annual increases, and to extend the lease term through January 31, 2027. The Company received lease payments from QSCC of $277, $231 and $198 during 2024, 2023 and 2022, respectively, which has been recorded to “Franchise rental income.”

TimWen Lease and Management Fee Payments

(c)A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $21,409, $20,894 and $19,927 under these lease agreements during 2024, 2023 and 2022, respectively, which has been recorded to “Franchise rental expense.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $237, $241 and $233 during 2024, 2023 and 2022, respectively, which has been included as a reduction to “General and administrative.”

Transactions with Yellow Cab

(d)Certain family members and/or affiliates of Mr. Nelson Peltz, our former Chairman and Chairman Emeritus, Mr. Peter May, our Senior Vice Chairman, and Mr. Matthew Peltz, our Vice Chairman, hold minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee that, as of December 29, 2024 owned and operated 89 Wendy’s restaurants, and/or certain of the operating companies managed by Yellow Cab. During 2024, 2023 and 2022, the Company recognized $15,417, $14,757 and $13,404, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. In all transactions involving Yellow Cab, the Company’s standard franchisee recruiting and approval processes were followed, no modifications were made to the Company’s standard franchise agreements or related documents, and all deal terms and transaction documents were negotiated and executed on an arm’s-length basis, consistent with the Company’s comparable franchise transactions and relationships. As of December 29, 2024 and December 31, 2023, $1,132 and $1,153, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

Transactions with AMC

(e)In February 2023, Ms. Kristin Dolan, a director of the Company, was appointed as Chief Executive Officer of AMC Networks Inc. (“AMC”). During 2024 and 2023, the Company purchased approximately $2,010 and $2,366, respectively, of advertising time from a subsidiary of AMC. The Company’s advertising spend with AMC was made in the ordinary course of business and approved on an arm’s-length basis, consistent with the Company’s comparable advertising decisions. As of December 29, 2024 and December 31, 2023, approximately $17 and $584, respectively, was due to AMC for advertising time, which is included in “Advertising funds restricted liabilities.”

(22) Legal and Environmental Matters

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

(23) Advertising Costs and Funds

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

Restricted assets and liabilities of the Advertising Funds at December 29, 2024 and December 31, 2023 are as follows:

	Year End
	December 29, 2024	December 31, 2023
Cash and cash equivalents	$18,615	$36,931
Accounts receivable, net	73,223	76,838
Other assets	7,291	3,986
Advertising funds restricted assets	$99,129	$117,755

Accounts payable	$83,035	$101,796
Accrued expenses and other current liabilities	17,177	18,762
Advertising funds restricted liabilities	$100,212	$120,558

Advertising expenses included in “Cost of sales” totaled $39,051, $38,837 and $37,418 in 2024, 2023 and 2022, respectively.

(24) Geographic Information

The table below presents revenues and properties information by geographic area:

	U.S.	International	Total
2024
Revenues	$2,056,329	$190,163	$2,246,492
Properties	840,416	67,371	907,787

2023
Revenues	$2,007,727	$173,851	$2,181,578
Properties	830,492	60,588	891,080

2022
Revenues	$1,946,005	$149,500	$2,095,505
Properties	841,143	54,635	895,778

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(25) Segment Information

The Company is comprised of the following reportable and operating segments: (1) Wendy’s U.S., (2) Wendy’s International and (3) Global Real Estate & Development. Wendy’s U.S. includes the operation and franchising of Wendy’s restaurants in the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Wendy’s International includes the operation and franchising of Wendy’s restaurants in countries and territories other than the U.S. and derives its revenues from sales at Company-operated restaurants and royalties, fees and advertising fund collections from franchised restaurants. Global Real Estate & Development includes real estate activity for owned sites and sites leased from third parties, which are leased and/or subleased to franchisees, and also includes our share of the income of our TimWen real estate joint venture. In addition, Global Real Estate & Development earns fees from facilitating Franchise Flips and providing other development-related services to franchisees.

The Company measures profit using segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), which excludes certain unallocated general and administrative expenses and other items that vary from period to period without correlation to the Company’s core operating performance. The Company’s President and Chief Executive Officer is the chief operating decision maker (the “CODM”) and uses segment adjusted EBITDA predominantly in periodic reviews of performance and during the annual budget and forecasting process. The CODM considers segment adjusted EBITDA when making decisions about allocating resources to the segments. When the CODM reviews balance sheet information, it is at a consolidated level. The accounting policies of the Company’s segments are the same as those described in Note 1. See Note 3 for a reconciliation of segment revenue to total revenue.

Wendy’s U.S. revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Year Ended
	2024	2023	2022
Wendy’s U.S. revenue	$1,859,745	$1,815,845	$1,750,242

Wendy’s U.S. expense
Cost of sales	755,265	767,150	756,744
Franchise support and other costs	54,047	47,554	39,398
Advertising fund expense (a)	441,508	396,743	391,491
General and administrative	79,664	75,734	81,951
Other segment items (b)	3,307	312	160
Wendy’s U.S. adjusted EBITDA	$525,954	$528,352	$480,498
_______________

(a)Includes advertising fund expense of $20,000 and $11,000 for 2024 and 2022, respectively, related to the Company funding of incremental advertising. There was no funding of incremental advertising during 2023.

(b)Other segment items primarily include lease buyout activity for 2024, 2023 and 2022.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Wendy’s International revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Year Ended
	2024	2023	2022
Wendy’s International revenue	$144,690	$130,548	$106,705

Wendy’s International expense
Cost of sales	27,946	27,343	16,425
Advertising funds expense (a)	39,330	35,604	30,944
General and administrative	26,048	26,226	26,643
Other segment items (b)	8,098	5,671	2,261
Wendy’s International adjusted EBITDA	$43,268	$35,704	$30,432
_______________

(a)Includes advertising fund expense of $1,919, $2,401 and $4,116 for 2024, 2023 and 2022, respectively, related to the Company’s funding of incremental advertising. In addition, includes other international-related advertising deficit of $827, $950 and $1,099 for 2024, 2023 and 2022, respectively.

(b)Other segment items primarily include franchise support and other costs.

Global Real Estate & Development revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Year Ended
	2024	2023	2022
Global Real Estate & Development revenue	$242,057	$235,185	$238,558

Global Real Estate & Development expense
Franchise rental expense	127,446	125,371	124,083
General and administrative	15,301	15,660	16,282
Other segment items (a)	(9,277)	(9,330)	(10,507)
Global Real Estate & Development adjusted EBITDA	$108,587	$103,484	$108,700
_______________

(a)Other segment items primarily include equity in earnings from our TimWen joint venture, franchise support and other costs and gains on sales-type leases. Equity in earnings from our TimWen joint venture was $11,607, $10,819 and $9,422 for 2024, 2023 and 2022, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Year Ended
	2024	2023	2022
Wendy’s U.S.	$525,954	$528,352	$480,498
Wendy’s International	43,268	35,704	30,432
Global Real Estate & Development	108,587	103,484	108,700
Total segment adjusted EBITDA	677,809	667,540	619,630
Unallocated franchise support and other costs	(1,316)	(831)	(742)
Advertising funds surplus (deficit)	2,702	4,344	(8,325)
Unallocated general and administrative (a)	(134,195)	(132,344)	(130,103)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(143,234)	(135,789)	(133,414)
Amortization of cloud computing arrangements	(14,701)	(12,778)	(2,394)
System optimization gains, net	1,219	880	6,779
Reorganization and realignment costs	(8,528)	(9,200)	(698)
Impairment of long-lived assets	(9,713)	(1,401)	(6,420)
Unallocated other operating income, net	1,316	1,563	9,001
Interest expense, net	(123,881)	(124,061)	(122,319)
Gain on early extinguishment of debt	—	2,283	—
Investment income (loss), net	11	(10,358)	2,107
Other income, net	24,924	29,570	10,403
Income before income taxes	$272,413	$279,418	$243,505
_______________

(a)Includes corporate overhead costs, such as employee compensation and related benefits.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 29, 2024. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of December 29, 2024, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of December 29, 2024. The assessment was performed using the criteria for effective internal control reflected in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for the Company, the management of the Company believes that as of December 29, 2024, internal control over financial reporting of the Company was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated February 21, 2025 on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Wendy’s Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Wendy’s Company and subsidiaries (the “Company”) as of December 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 29, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 21, 2025

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 29, 2024, no officer or director of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the sections entitled “Proposal 1—Election of Directors—Director Nominee Qualifications and Biographical Information,” “Executive Officers,” “Corporate Governance—Audit Committee,” “Corporate Governance—Board Membership Criteria and Director Nominations,” “Corporate Governance—Code of Business Conduct and Ethics,” “Corporate Governance—Insider Trading Policy” and, to the extent applicable, “Security Ownership of Certain Beneficial Owners and Management—Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 day after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included in the sections entitled “Compensation Governance—Compensation Risk Assessment,” “Compensation Governance—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation of Directors” in the Proxy Statement, and, except for the information under the subheading “Pay Versus Performance”, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included in the sections entitled “Corporate Governance—Director Independence” and “Certain Relationships and Related Person Transactions” in the Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by the item will be included in the section entitled “Proposal 2—Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement, and is incorporated herein by reference.

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

4.6	Description of Securities of the Registrant, incorporated herein by reference to Exhibit 4.13 of The Wendy’s Company Form 10-K for the fiscal year ended January 2, 2022 (SEC file no. 001-02207).

EXHIBIT NO.	DESCRIPTION
10.1	Wendy’s/Arby’s Group, Inc. 2010 Omnibus Award Plan, incorporated herein by reference to Annex A of the Wendy’s/Arby’s Group, Inc. Definitive 2010 Proxy Statement (SEC file no. 001-02207).**
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

10.5	The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**
10.6
Form of Non-Employee Director Restricted Stock Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Current Report on Form 8-K filed on May 28, 2020 (SEC file no. 001-02207).**

10.7
Form of Long-Term Performance Unit Award Agreement for 2022 under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Form 10-Q for the quarter ended April 3, 2022 (SEC file no. 001-02207).**

10.8
Amendment to Awards Issued by The Wendy’s Company Under Various Equity Plans, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on August 9, 2023 (SEC file no. 001-02207).**

10.9
Form of Nonqualified Stock Option Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on August 9, 2023 (SEC file no. 001-02207).**

10.10
Form of Restricted Stock Unit Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan (Ratable Vesting), incorporated herein by reference to Exhibit 10.3 of The Wendy’s Company Current Report on Form 8-K filed on August 9, 2023 (SEC file no. 001-02207).**

10.11
Form of Restricted Stock Unit Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan (Cliff Vesting), incorporated herein by reference to Exhibit 10.4 of The Wendy’s Company Current Report on Form 8-K filed on August 9, 2023 (SEC file no. 001-02207).**

10.12
Form of Long-Term Performance Unit Award Agreement for 2023 under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company Current Report on Form 8-K filed on August 9, 2023 (SEC file no. 001-02207).**

10.13
Form of Long-Term Performance Unit Award Agreement for 2024 under The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended March 31, 2024 (SEC file no. 001-02207).**

10.14
Wendy’s International, LLC Executive Severance Pay Policy, as amended February 16, 2023, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on January 18, 2024 (SEC file no. 001-02207).**

10.15
Wendy’s International, LLC Deferred Compensation Plan, effective as of January 1, 2017, incorporated herein by reference to Exhibit 10.34 to The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2017 (SEC file no. 001-02207).**

10.16
Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 28, 2009, incorporated herein by reference to Exhibit 10.6 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended June 28, 2009 (SEC file no. 001-02207).**

10.17
Amendment No. 1 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, effective as of May 27, 2010, incorporated herein by reference to Exhibit 10.9 to Wendy’s/Arby’s Group’s Form 10-Q for the quarter ended July 4, 2010 (SEC file no. 001-02207).**

10.18
Amendment No. 2 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.6 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.19
Amendment No. 3 to the Wendy’s/Arby’s Group, Inc. 2009 Directors’ Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.7 to The Wendy’s Company Form 10-Q for the quarter ended June 28, 2020 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
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

10.25
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

10.26
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

EXHIBIT NO.	DESCRIPTION
10.32
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

10.33
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

10.34
Assignment of Rights Agreement between Wendy’s International, Inc. and Mr. R. David Thomas, incorporated herein by reference to Exhibit 10(c) of the Wendy’s International, Inc. Form 10-K for the fiscal year ended December 31, 2000 (SEC file no. 001-08116).

10.35
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

10.40
Registration Rights Agreement dated as of April 23, 1993, between DWG Corporation and DWG Acquisition Group, L.P., incorporated herein by reference to Exhibit 10.36 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).

10.41
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

10.42
Employment Letter between The Wendy’s Company and Todd Penegor dated as of May 8, 2013, incorporated herein by reference to Exhibit 10.9 of The Wendy’s Company Form 10-Q for the quarter ended June 30, 2013 (SEC file no. 001-02207).**

10.43
Employment Letter between The Wendy’s Company and Liliana Esposito dated as of May 8, 2014, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.44
Employment Letter between The Wendy’s Company and Gunther Plosch dated as of April 7, 2016, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Form 10-Q for the quarter ended April 3, 2016 (SEC file no. 001-02207).**

10.45
Employment Letter between The Wendy’s Company and E. J. Wunsch dated as of September 6, 2016, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended October 2, 2016 (SEC file no. 001-02207).**

10.46
Employment Letter between The Wendy’s Company and J. Kevin Vasconi dated as of September 28, 2020, incorporated herein by reference to Exhibit 10.45 of The Wendy's Company Form 10-K for the fiscal year ended January 3, 2021 (SEC file no. 001-02207).**

10.47
Amendment to Employment Letter between The Wendy’s Company and J. Kevin Vasconi dated as of February 28, 2023, incorporated herein by reference to Exhibit 10.46 of The Wendy’s Company Form 10-K for the fiscal year ended January 1, 2023 (SEC file no. 001-02207).**

10.48
Amendment No. 2 to Employment Letter between The Wendy’s Company and J. Kevin Vasconi dated as of February 22, 2024, incorporated herein by reference to Exhibit 10.50 of The Wendy’s Company Form 10-K for the fiscal year ended December 31, 2023 (SEC file no. 001-02207).**

EXHIBIT NO.	DESCRIPTION
10.49
Employment Letter between The Wendy’s Company and Kirk Tanner dated as of January 18, 2024, incorporated herein by reference to Exhibit 10.51 of The Wendy’s Company Form 10-K for the fiscal year ended December 31, 2024 (SEC file no. 001-02207).**

10.50
Employment Letter between The Wendy’s Company and John Min dated as of September 4, 2024, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended September 29, 2024 (SEC file no. 001-02207).**

10.51	Employment Letter between The Wendy’s Company and Kenneth Cook dated as of November 13, 2024.* **
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

10.54
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

10.55
Form of First Amendment to Indemnification Agreement between Wendy’s International, Inc. and its directors and certain officers and employees, incorporated herein by reference to Exhibit 10(b) of the Wendy’s International, Inc. Form 10-Q for the quarter ended June 29, 2008 (SEC file no. 001-08116).**

10.56
Form of Indemnification Agreement between Arby’s Restaurant Group, Inc. and certain directors, officers and employees thereof, incorporated herein by reference to Exhibit 10.40 to Triarc’s Annual Report on Form 10-K for the fiscal year ended December 30, 2007 (SEC file no. 001-02207).**

10.57
Form of Indemnification Agreement, between Wendy’s/Arby’s Group, Inc. and certain officers, directors, and employees thereof, incorporated herein by reference to Exhibit 10.47 to Wendy’s/Arby’s Group’s Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (SEC file no. 001-02207).**

10.58
Form of Indemnification Agreement of The Wendy’s Company, incorporated herein by reference to Exhibit 10.5 of The Wendy’s Company and Wendy’s Restaurants, LLC Form 10-Q for the quarter ended October 2, 2011 (SEC file nos. 001-02207 and 333-161613, respectively).**

19.1	The Wendy’s Company Securities Trading Policy.*
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1
The Wendy’s Company Policy for Recoupment of Incentive Compensation, incorporated herein by reference to Exhibit 97.1 of The Wendy’s Company Form 10-K for the fiscal year ended December 31, 2023 (SEC file no. 001-02207).

101
The following financial information from The Wendy’s Company’s Annual Report on Form 10-K for the year ended December 29, 2024 formatted in Inline eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Annual Report on Form 10-K for the year ended December 29, 2024, formatted in Inline XBRL and contained in Exhibit 101.
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

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

THE WENDY’S COMPANY (Registrant)
February 21, 2025	By: /s/ KIRK TANNER
Kirk Tanner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 21, 2025 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Titles
/s/ KIRK TANNER	President, Chief Executive Officer and Director
(Kirk Tanner)	(Principal Executive Officer)
/s/ KENNETH COOK	Chief Financial Officer
(Kenneth Cook)	(Principal Financial Officer)
/s/ SUZANNE M. THUERK	Chief Accounting Officer
(Suzanne M. Thuerk)	(Principal Accounting Officer)
/s/ ARTHUR B. WINKLEBLACK	Chairman and Director
(Arthur B. Winkleblack)
/s/ PETER W. MAY	Senior Vice Chairman and Director
(Peter W. May)
/s/ MATTHEW H. PELTZ	Vice Chairman and Director
(Matthew H. Peltz)
/s/ WENDY C. ARLIN	Director
(Wendy C. Arlin)
/s/ MICHELLE CARUSO-CABRERA	Director
(Michelle Caruso-Cabrera)
/s/ KRISTIN A. DOLAN	Director
(Kristin A. Dolan)
/s/ KENNETH W. GILBERT	Director
(Kenneth W. Gilbert)
/s/ RICHARD H. GOMEZ	Director
(Richard H. Gomez)
/s/ MICHELLE J. MATHEWS-SPRADLIN	Director
(Michelle J. Mathews-Spradlin)
/s/ PETER H. ROTHSCHILD	Director
(Peter H. Rothschild)