Form 10-Q
period 2025-03-30
Wendy's Co
filed 2025-05-02
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025

or

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
Yes ☐ No ☒

There were 192,025,248 shares of The Wendy’s Company common stock outstanding as of April 25, 2025.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	March 30, 2025	December 29, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$335,259	$450,512
Restricted cash	34,644	34,481
Accounts and notes receivable, net	102,474	99,926
Inventories	6,200	6,529
Prepaid expenses and other current assets	48,428	45,563
Advertising funds restricted assets	117,193	99,129
Total current assets	644,198	736,140
Properties	907,444	907,787
Finance lease assets	251,093	244,954
Operating lease assets	661,077	679,777
Goodwill	771,645	771,468
Other intangible assets	1,184,334	1,192,264
Investments	26,770	29,006
Net investment in sales-type and direct financing leases	285,936	288,048
Other assets	186,985	185,399
Total assets	$4,919,482	$5,034,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$78,334	$78,163
Current portion of finance lease liabilities	23,035	22,509
Current portion of operating lease liabilities	50,348	50,068
Accounts payable	24,856	28,455
Accrued expenses and other current liabilities	138,945	118,224
Advertising funds restricted liabilities	117,987	100,212
Total current liabilities	433,505	397,631
Long-term debt	2,656,519	2,662,130
Long-term finance lease liabilities	584,238	575,363
Long-term operating lease liabilities	683,639	704,333
Deferred income taxes	262,549	263,420
Deferred franchise fees	88,057	88,387
Other liabilities	80,736	84,227
Total liabilities	4,789,243	4,775,491
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 195,846 and 203,834 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,984,865	2,982,102
Retained earnings	389,481	399,700
Common stock held in treasury, at cost; 274,578 and 266,590 shares, respectively	(3,218,308)	(3,094,739)
Accumulated other comprehensive loss	(72,841)	(74,753)
Total stockholders’ equity	130,239	259,352
Total liabilities and stockholders’ equity	$4,919,482	$5,034,843

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 30, 2025	March 31, 2024
	(Unaudited)
Revenues:
Sales	$219,510	$225,323
Franchise royalty revenue and fees	145,148	146,500
Franchise rental income	58,454	57,986
Advertising funds revenue	100,360	104,944
	523,472	534,753
Costs and expenses:
Cost of sales	188,169	192,113
Franchise support and other costs	16,596	14,742
Franchise rental expense	30,701	31,778
Advertising funds expense	101,528	107,374
General and administrative	68,204	63,757
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	36,549	35,518
Amortization of cloud computing arrangements	4,167	3,542
System optimization losses, net	90	127
Reorganization and realignment costs	(692)	5,673
Impairment of long-lived assets	1,421	2,006
Other operating income, net	(6,387)	(3,033)
	440,346	453,597
Operating profit	83,126	81,156
Interest expense, net	(31,477)	(30,535)
Investment loss, net	(1,718)	—
Other income, net	4,986	6,836
Income before income taxes	54,917	57,457
Provision for income taxes	(15,685)	(15,464)
Net income	$39,232	$41,993

Net income per share:
Basic	$.20	$.20
Diluted	$.19	$.20

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended
	March 30, 2025	March 31, 2024
	(Unaudited)
Net income	$39,232	$41,993
Other comprehensive income (loss):
Foreign currency translation adjustment	1,912	(4,586)
Other comprehensive income (loss)	1,912	(4,586)
Comprehensive income	$41,144	$37,407

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 29, 2024	$47,042	$2,982,102	$399,700	$(3,094,739)	$(74,753)	$259,352
Net income	—	—	39,232	—	—	39,232
Other comprehensive income	—	—	—	—	1,912	1,912
Cash dividends	—	—	(49,432)	—	—	(49,432)
Repurchases of common stock	—	—	—	(125,399)	—	(125,399)
Share-based compensation	—	5,572	—	—	—	5,572
Common stock issued upon exercises of stock options	—	(130)	—	326	—	196
Common stock issued upon vesting of restricted shares	—	(2,702)	—	1,453	—	(1,249)
Other	—	23	(19)	51	—	55
Balance at March 30, 2025	$47,042	$2,984,865	$389,481	$(3,218,308)	$(72,841)	$130,239

Balance at December 31, 2023	$47,042	$2,960,035	$409,863	$(3,048,786)	$(58,375)	$309,779
Net income	—	—	41,993	—	—	41,993
Other comprehensive loss	—	—	—	—	(4,586)	(4,586)
Cash dividends	—	—	(51,374)	—	—	(51,374)
Repurchases of common stock	—	—	—	(7,216)	—	(7,216)
Share-based compensation	—	5,853	—	—	—	5,853
Common stock issued upon exercises of stock options	—	179	—	1,036	—	1,215
Common stock issued upon vesting of restricted shares	—	(3,855)	—	1,778	—	(2,077)
Other	—	29	(17)	55	—	67
Balance at March 31, 2024	$47,042	$2,962,241	$400,465	$(3,053,133)	$(62,961)	$293,654

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 30, 2025	March 31, 2024
	(Unaudited)
Cash flows from operating activities:
Net income	$39,232	$41,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	36,549	35,518
Amortization of cloud computing arrangements	4,167	3,542
Share-based compensation	5,572	5,853
Impairment of long-lived assets	1,421	2,006
Deferred income tax	306	603
Non-cash rental expense, net	10,350	10,974
Change in operating lease liabilities	(12,131)	(12,112)
Net receipt of deferred vendor incentives	11,178	8,584
System optimization losses, net	90	127
Distributions received from joint ventures, net of equity in earnings	717	430
Long-term debt-related activities, net	1,873	1,870
Cloud computing arrangements expenditures	(2,417)	(2,865)
Changes in operating assets and liabilities and other, net	(11,492)	3,464
Net cash provided by operating activities	85,415	99,987
Cash flows from investing activities:
Capital expenditures	(17,679)	(17,354)
Franchise development fund	(5,813)	(4,741)
Dispositions	55	26
Notes receivable, net	1,949	1,256
Net cash used in investing activities	(21,488)	(20,813)
Cash flows from financing activities:
Proceeds from long-term debt	15,000	—
Repayments of long-term debt	(15,813)	(7,313)
Repayments of finance lease liabilities	(5,238)	(5,465)
Repurchases of common stock	(122,784)	(7,295)
Dividends	(49,432)	(51,374)
Proceeds from stock option exercises	273	932
Payments related to tax withholding for share-based compensation	(1,326)	(2,115)
Net cash used in financing activities	(179,320)	(72,630)
Net cash (used in) provided by operations before effect of exchange rate changes on cash	(115,393)	6,544
Effect of exchange rate changes on cash	744	(2,274)
Net (decrease) increase in cash, cash equivalents and restricted cash	(114,649)	4,270
Cash, cash equivalents and restricted cash at beginning of period	503,608	588,816
Cash, cash equivalents and restricted cash at end of period	$388,959	$593,086

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of March 30, 2025, the results of our operations for the three months ended March 30, 2025 and March 31, 2024 and cash flows for the three months ended March 30, 2025 and March 31, 2024. The results of operations for the three months ended March 30, 2025 are not necessarily indicative of the results to be expected for the full 2025 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (the “Form 10-K”).

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

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended March 30, 2025
Sales at Company-operated restaurants	$212,744	$6,766	$—	$219,510
Franchise royalty revenue	104,406	17,269	—	121,675
Franchise fees	20,704	2,086	683	23,473
Franchise rental income	—	—	58,454	58,454
Advertising funds revenue	91,760	8,600	—	100,360
Total revenues	$429,614	$34,721	$59,137	$523,472

Three Months Ended March 31, 2024
Sales at Company-operated restaurants	$219,468	$5,855	$—	$225,323
Franchise royalty revenue	108,853	16,827	—	125,680
Franchise fees	17,826	1,889	1,105	20,820
Franchise rental income	—	—	57,986	57,986
Advertising funds revenue	96,700	8,244	—	104,944
Total revenues	$442,847	$32,815	$59,091	$534,753

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	March 30, 2025 (a)	December 29, 2024 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$60,870	$55,601
Receivables, which are included in “Advertising funds restricted assets”	65,677	73,223
Deferred franchise fees (c)	99,001	99,411
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $10,944 and $88,057, respectively, as of March 30, 2025, and $11,024 and $88,387, respectively, as of December 29, 2024.

Significant changes in deferred franchise fees are as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Deferred franchise fees at beginning of period	$99,411	$100,805
Revenue recognized during the period	(2,345)	(2,804)
New deferrals due to cash received and other	1,935	2,263
Deferred franchise fees at end of period	$99,001	$100,264

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2025 (a)	$9,262
2026	6,681
2027	6,553
2028	6,423
2029	6,321
Thereafter	63,761
$99,001
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2025, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(3) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment. As of March 30, 2025, the nature of restaurants operated by the Company and its franchisees was as follows:

March 30, 2025
Company-operated restaurants:
Owned land and building	155
Owned building and held long-term land leases	138
Leased land and building	107
Total Company-operated restaurants	400

Franchisee-operated restaurants:
Company-owned properties leased to franchisees	489
Company-leased properties subleased to franchisees	1,156
Other franchisee-operated restaurants	5,263
Total franchisee-operated restaurants	6,908
Total Company-operated and franchisee-operated restaurants	7,308

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Finance lease cost:
Amortization of finance lease assets	$5,145	$4,297
Interest on finance lease liabilities	10,877	10,658
	16,022	14,955
Operating lease cost	20,517	21,701
Variable lease cost (a)	16,213	16,488
Short-term lease cost	1,266	1,394
Total operating lease cost (b)	37,996	39,583
Total lease cost	$54,018	$54,538
_______________

(a)Includes expenses for executory costs of $10,394 and $10,221 for the three months ended March 30, 2025 and March 31, 2024, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $30,652 and $31,718 for the three months ended March 30, 2025 and March 31, 2024, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $6,941 and $7,388 for the three months ended March 30, 2025 and March 31, 2024, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessor

The components of lease income are as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Sales-type and direct-financing leases:
Selling loss	$(11)	$(16)
Interest income (a)	6,915	7,719

Operating lease income	42,421	41,497
Variable lease income	16,033	16,489
Franchise rental income (b)	$58,454	$57,986
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $42,784 and $42,783 recognized during the three months ended March 30, 2025 and March 31, 2024, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $10,197 and $10,089 for the three months ended March 30, 2025 and March 31, 2024, respectively.

(4) Investments

The following is a summary of the carrying value of our investments:

	March 30, 2025	December 29, 2024
Equity method investment	$26,770	$27,288
Other investments in equity securities	—	1,718
	$26,770	$29,006

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Presented below is activity related to our investment in TimWen included in our condensed consolidated financial statements:

	Three Months Ended
	March 30, 2025	March 31, 2024
Balance at beginning of period	$27,288	$32,727

Equity in earnings for the period	2,843	3,151
Amortization of purchase price adjustments (a)	(591)	(629)
	2,252	2,522
Distributions received	(2,969)	(2,952)
Foreign currency translation adjustment included in “Other comprehensive income (loss)”	199	(785)
Balance at end of period	$26,770	$31,512
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

Other Investments in Equity Securities

During the three months ended March 30, 2025, the Company recorded an impairment charge of $1,718 for the difference between the estimated fair value and the carrying value of an investment in equity securities. As a result, the carrying value of the investment was reduced to zero as of March 30, 2025.

(5) Long-Term Debt

Long-term debt consisted of the following:

	March 30, 2025	December 29, 2024
Class A-2 Notes:
4.236% Series 2022-1 Class A-2-I Notes, anticipated repayment date 2029	$97,250	$97,500
4.535% Series 2022-1 Class A-2-II Notes, anticipated repayment date 2032	385,134	386,134
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	417,644	418,769
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	625,405	627,030
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	352,673	353,673
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	397,498	398,623
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	435,162	436,349
7% debentures, due in December 2025	49,084	48,913
Unamortized debt issuance costs	(24,997)	(26,698)
	2,734,853	2,740,293
Less amounts payable within one year	(78,334)	(78,163)
Total long-term debt	$2,656,519	$2,662,130

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Other Long-Term Debt

Wendy’s U.S. advertising fund has a revolving line of credit of $15,000, which was established to support the Company’s advertising fund operations and bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. Borrowings under the line of credit are guaranteed by Wendy’s. During the three months ended March 30, 2025, the Company drew down $15,000 under the revolving line of credit, of which the Company repaid $8,500 in March 2025. As a result, as of March 30, 2025, the Company had outstanding borrowings of $6,500 under the revolving line of credit, which is included in “Advertising funds restricted liabilities.”

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 30, 2025		December 29, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$201,742	$201,742	$319,212	$319,212	Level 1
Other investments in equity securities (a)	—	—	1,718	1,718	Level 2

Financial liabilities
Series 2022-1 Class A-2-I Notes (b)	97,250	91,379	97,500	93,744	Level 2
Series 2022-1 Class A-2-II Notes (b)	385,134	362,438	386,134	371,855	Level 2
Series 2021-1 Class A-2-I Notes (b)	417,644	377,738	418,769	376,256	Level 2
Series 2021-1 Class A-2-II Notes (b)	625,405	538,661	627,030	551,981	Level 2
Series 2019-1 Class A-2-I Notes (b)	352,673	346,060	353,673	345,093	Level 2
Series 2019-1 Class A-2-II Notes (b)	397,498	379,491	398,623	387,039	Level 2
Series 2018-1 Class A-2-II Notes (b)	435,162	419,931	436,349	418,027	Level 2
U.S. advertising fund revolving line of credit	6,500	6,500	—	—	Level 2
7% debentures, due in 2025 (b)	49,084	49,488	48,913	50,034	Level 2
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

Total impairment losses may reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements, favorable lease assets and right-of-use assets) to fair value as a result of (1) the deterioration in operating performance of certain Company-operated restaurants and (2) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants, including any subsequent lease modifications. The fair values of long-lived assets held and used presented in the tables below represent the remaining carrying value and were estimated based on either discounted cash flows of future anticipated lease and sublease income or discounted cash flows of future anticipated Company-operated restaurant performance. Total impairment losses may also include the impact of remeasuring long-lived assets held for sale. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 12 for further information on impairment of our long-lived assets.

		Fair Value Measurements
	March 30, 2025	Level 1	Level 2	Level 3
Held and used	$6	$—	$—	$6
Held for sale	2,048	—	—	2,048
Total	$2,054	$—	$—	$2,054

		Fair Value Measurements
	December 29, 2024	Level 1	Level 2	Level 3
Held and used	$2,391	$—	$—	$2,391
Held for sale	1,558	—	—	1,558
Total	$3,949	$—	$—	$3,949

(7) Income Taxes

The Company’s effective tax rate for the three months ended March 30, 2025 and March 31, 2024 was 28.6% and 26.9%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended March 30, 2025 primarily due to state income taxes and the tax effects of our foreign operations.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(8) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Net income	$39,232	$41,993

Common stock:
Weighted average basic shares outstanding	200,643	205,372
Dilutive effect of stock options and restricted shares	974	1,599
Weighted average diluted shares outstanding	201,617	206,971

Net income per share:
Basic	$.20	$.20
Diluted	$.19	$.20

Basic net income per share for the three months ended March 30, 2025 and March 31, 2024 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 8,288 and 6,789 for the three months ended March 30, 2025 and March 31, 2024, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(9) Stockholders’ Equity

Dividends

During both the first quarter of 2025 and the first quarter of 2024, the Company paid dividends per share of $.25.

Repurchases of Common Stock

In January 2023, our Board of Directors authorized a repurchase program for up to $500,000 of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the three months ended March 30, 2025, the Company repurchased 8,182 shares under the January 2023 Authorization with an aggregate purchase price of $124,070, of which $1,401 was accrued as of March 30, 2025, and excluding excise tax of $1,214 and commissions of $115. As of March 30, 2025, the Company had $110,930 of availability remaining under the January 2023 Authorization. Subsequent to March 30, 2025 through April 25, 2025, the Company repurchased 3,843 shares under the January 2023 Authorization with an aggregate purchase price of $50,895, excluding applicable excise tax and commissions.

During the three months ended March 31, 2024, the Company repurchased 392 shares under the January 2023 Authorization with an aggregate purchase price of $7,187, of which $470 was accrued as of March 31, 2024, and excluding excise tax of $24 and commissions of $5.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Three Months Ended
	March 30, 2025	March 31, 2024
Balance at beginning of period	$(74,753)	$(58,375)
Foreign currency translation	1,912	(4,586)
Balance at end of period	$(72,841)	$(62,961)

(10) System Optimization Losses, Net

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of March 30, 2025, Company-operated restaurant ownership was approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base and drive new restaurant development. During the three months ended March 30, 2025, the Company did not facilitate any Franchise Flips. During the three months ended March 31, 2024, the Company facilitated 11 Franchise Flips. Additionally, during the three months ended March 30, 2025, the Company completed the sale of two Company-operated restaurants to franchisees. No Company-operated restaurants were sold to or purchased from franchisees during the three months ended March 31, 2024.

Gains and losses recognized on dispositions are recorded to “System optimization losses, net” in our condensed consolidated statements of operations. Costs related to acquisitions and dispositions under our system optimization initiative are recorded to “Reorganization and realignment costs.” All other costs incurred related to facilitating Franchise Flips are recorded to “Franchise support and other costs.”

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended
	March 30, 2025	March 31, 2024
Number of restaurants sold to franchisees	2	—

Proceeds from sales of restaurants	$55	$—
Net assets sold (a)	(169)	—
Other	(25)	—
Loss on sales of restaurants, net	(139)	—

Gain (loss) on sales of other assets, net (b)	49	(127)
System optimization losses, net	$(90)	$(127)
_______________

(a)Net assets sold consisted primarily of equipment.

(b)During the three months ended March 31, 2024, the Company received net cash proceeds of $26, primarily from the sale of surplus and other properties.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Assets Held for Sale

As of March 30, 2025 and December 29, 2024, the Company had assets held for sale of $3,727 and $2,833, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(11) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended
	March 30, 2025	March 31, 2024
Organizational Redesign Plan	$(950)	$5,622
Other reorganization and realignment plans	258	51
Reorganization and realignment costs	$(692)	$5,673

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). Additionally, in January 2024, the Board of Directors announced the appointment of Kirk Tanner as the Company’s new President and Chief Executive Officer, effective February 5, 2024. Mr. Tanner succeeded Todd A. Penegor, the Company’s previous President and Chief Executive Officer, who departed from the Company in February 2024. The Company expects to incur total costs of approximately $17,000 related to the Organizational Redesign Plan, including costs related to the succession of the President and Chief Executive Officer role. During the three months ended March 30, 2025, the Company recognized costs totaling $(950), which primarily included a reversal of a severance accrual. During the three months ended March 31, 2024, the Company recognized costs totaling $5,622, which primarily included severance and related employee costs. The Company expects to incur additional costs aggregating approximately $600, comprised primarily of share-based compensation. The Company expects costs related to the Organizational Redesign Plan to continue into 2026.

The following is a summary of the costs recorded as a result of the Organizational Redesign Plan:

	Three Months Ended		Total Incurred Since Inception
	March 30, 2025	March 31, 2024
Severance and related employee costs (a)	$(1,088)	$5,362	$12,408
Recruitment and relocation costs	13	82	736
Third-party and other costs	—	50	1,116
	(1,075)	5,494	14,260
Share-based compensation (b)	125	128	2,221
Total organizational redesign	$(950)	$5,622	$16,481
_______________

(a)The three months ended March 30, 2025 includes a reversal of an accrual as a result of a change in estimate.

(b)Total incurred since inception primarily represents the accelerated recognition of share-based compensation resulting from the termination of employees under the Organizational Redesign Plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As of March 30, 2025, the accruals for the Organizational Redesign Plan are included in “Accrued expenses and other current liabilities.” The tables below present a rollforward of our accruals for the Organizational Redesign Plan.

	Balance December 29, 2024	Charges	Payments	Balance March 30, 2025
Severance and related employee costs	$4,257	$(1,088)	$(1,410)	$1,759
Recruitment and relocation costs	—	13	(13)	—
Third-party and other costs	—	—	—	—
	$4,257	$(1,075)	$(1,423)	$1,759

	Balance December 31, 2023	Charges	Payments	Balance March 31, 2024
Severance and related employee costs	$1,692	$5,362	$(977)	$6,077
Recruitment and relocation costs	—	82	(82)	—
Third-party and other costs	—	50	(50)	—
	$1,692	$5,494	$(1,109)	$6,077

Other Reorganization and Realignment Plans

Costs incurred under the Company’s other reorganization and realignment plans were not material during the three months ended March 30, 2025 and March 31, 2024. The Company does not expect to incur any material additional costs under these plans.

(12) Impairment of Long-Lived Assets

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

	Three Months Ended
	March 30, 2025	March 31, 2024
Company-operated restaurants	$1,187	$1,775
Surplus properties	234	231
	$1,421	$2,006

(13) Supplemental Cash Flow Information

The following table includes supplemental non-cash investing and financing activities:

	Three Months Ended
	March 30, 2025	March 31, 2024
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$7,197	$9,161
Finance leases	17,849	3,749

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table includes a reconciliation of cash, cash equivalents and restricted cash:

	March 30, 2025	December 29, 2024
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$335,259	$450,512
Restricted cash	34,644	34,481
Restricted cash, included in Advertising funds restricted assets	19,056	18,615
Total cash, cash equivalents and restricted cash	$388,959	$503,608

(14) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $100,858 as of March 30, 2025. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of March 30, 2025. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of March 30, 2025.

Letters of Credit

As of March 30, 2025, the Company had outstanding letters of credit with various parties totaling $28,985. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Variable Funding Senior Secured Notes, Class A-1. We do not expect any material loss to result from these letters of credit.

(15) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $4,798 and $5,030 under these lease agreements during the three months ended March 30, 2025 and March 31, 2024, respectively, which has been recorded to “Franchise rental expense.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $56 and $60 during the three months ended March 30, 2025 and March 31, 2024, respectively, which is included as a reduction to “General and administrative.”

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. In addition, QSCC collects certain rebates, price variance and other recoveries, technology fees, convention fees and other funding from third-party vendors as part of the administration and management of the Wendy’s supply chain in the U.S. and Canada. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $3,096 during the three months ended March 31, 2024, of which $2,909 is included in “Other operating income, net” and $187 is included as a reduction of “Cost of sales.” There were no patronage dividends recorded during the three months ended March 30, 2025.

Transactions with Yellow Cab

Certain family members and/or affiliates of Mr. Nelson Peltz, our former Chairman and Chairman Emeritus, Mr. Peter May, our Senior Vice Chairman, and Mr. Matthew Peltz, our Vice Chairman, hold minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee that, as of March 30, 2025 owned and operated 89 Wendy’s restaurants, and/or certain of the operating companies managed by Yellow Cab. During the three months ended March 30, 2025 and March 31, 2024, the Company recognized $3,664 and $3,612, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. In all transactions involving Yellow Cab, the Company’s standard franchisee recruiting and approval processes were followed, no modifications were made to the Company’s standard franchise agreements or related documents, and all deal terms and transaction documents were negotiated and executed on an arm’s-length basis, consistent with the Company’s comparable franchise transactions and relationships. As of March 30, 2025 and December 29, 2024, $1,156 and $1,132, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

Transactions with AMC

In February 2023, Ms. Kristin Dolan, a director of the Company, was appointed as the Chief Executive Officer of AMC Networks Inc. (“AMC”). During the three months ended March 30, 2025 and March 31, 2024, the Company purchased approximately $300 and $500, respectively, of advertising time from a subsidiary of AMC. The Company’s advertising spend with AMC was made in the ordinary course of business and approved on an arm’s-length basis, consistent with the Company’s comparable advertising decisions. As of March 30, 2025 and December 29, 2024, approximately $26 and $17, respectively, was due to AMC for such advertising time, which is included in “Advertising funds restricted liabilities.”

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(17) Segment Information

Wendy’s U.S. revenue, significant segment expenses and segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) are as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Wendy’s U.S. revenue	$429,614	$442,847

Wendy’s U.S. expense
Cost of sales	181,237	185,933
Franchise support and other costs	13,178	12,694
Advertising fund expense (a)	91,760	99,025
General and administrative	22,424	19,326
Other segment items (b)	38	45
Wendy’s U.S. adjusted EBITDA	$120,977	$125,824
_______________

(a)Includes advertising fund expense of $2,325 for the three months ended March 31, 2024 related to the Company’s funding of incremental advertising. There was no funding of incremental advertising during the three months ended March 30, 2025.

(b)Other segment items for the three months ended March 30, 2025 primarily include lease buyout activity and professional fees. Other segment items for the three months ended March 31, 2024 primarily include professional fees.

Wendy’s International revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Wendy’s International revenue	$34,721	$32,815

Wendy’s International expense
Cost of sales	6,932	6,180
Advertising fund expense (a)	9,912	8,556
General and administrative	6,437	5,941
Other segment items (b)	1,996	1,448
Wendy’s International adjusted EBITDA	$9,444	$10,690
_______________

(a)Includes advertising fund expense of $159 and $162 for the three months ended March 30, 2025 and March 31, 2024, respectively, related to the Company’s funding of incremental advertising. In addition, includes other international-related advertising deficit of $1,153 and $150 for the three months ended March 30, 2025 and March 31, 2024, respectively.

(b)Other segment items for the three months ended March 30, 2025 and March 31, 2024 primarily include franchise support and other costs.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Global Real Estate & Development revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Three Months Ended
	March 30, 2025	March 31, 2024
Global Real Estate & Development revenue	$59,137	$59,091

Global Real Estate & Development expense
Franchise rental expense	30,701	31,778
General and administrative	5,220	5,100
Other segment items (a)	(1,460)	(1,848)
Global Real Estate & Development adjusted EBITDA	$24,676	$24,061
_______________

(a)Other segment items primarily include equity in earnings from our TimWen joint venture, franchise support and other costs and gains on sales-type leases. Equity in earnings from our TimWen joint venture was $2,252 and $2,522 for the three months ended March 30, 2025 and March 31, 2024, respectively.

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended
	March 30, 2025	March 31, 2024
Wendy’s U.S.	$120,977	$125,824
Wendy’s International	9,444	10,690
Global Real Estate & Development	24,676	24,061
Total segment adjusted EBITDA	155,097	160,575
Unallocated franchise support and other costs	(587)	(26)
Advertising funds surplus	144	207
Unallocated general and administrative (a)	(34,123)	(33,390)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(36,549)	(35,518)
Amortization of cloud computing arrangements	(4,167)	(3,542)
System optimization losses, net	(90)	(127)
Reorganization and realignment costs	692	(5,673)
Impairment of long-lived assets	(1,421)	(2,006)
Unallocated other operating income, net	4,130	656
Interest expense, net	(31,477)	(30,535)
Investment loss, net	(1,718)	—
Other income, net	4,986	6,836
Income before income taxes	$54,917	$57,457
_______________

(a)Includes corporate overhead costs, such as employee compensation and related benefits.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(18) New Accounting Standards

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued an amendment to expand disclosure requirements related to certain income statement expenses. The amendment requires disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements. We are currently evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements.

In January 2025, the FASB issued an update that clarified that the amendment is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (the “Form 10-K”). There have been no material changes as of March 30, 2025 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic and dollar share, and the third largest globally with 7,308 restaurants in the U.S. and 34 foreign countries and U.S. territories as of March 30, 2025.

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

Executive Overview

Our Business

As of March 30, 2025, the Wendy’s restaurant system was comprised of 7,308 restaurants, with 5,958 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 387 were operated by the Company and 5,571 were operated by a total of 205 franchisees. In addition, at March 30, 2025, there were 1,350 Wendy’s restaurants in operation in 34 foreign countries and U.S. territories. Of the international restaurants, 1,337 were operated by a total of 110 franchisees and 13 were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of March 30, 2025.

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

Key Business Measures

We track our results of operations and manage our business using the following key business measures:

•Same-Restaurant Sales – We report same-restaurant sales commencing after new restaurants have been open for 15 continuous months and as soon as reimaged restaurants reopen. Restaurants temporarily closed for more than one week are excluded from same-restaurant sales. This methodology is consistent with the metric used by our management for internal reporting and analysis. The table summarizing same-restaurant sales below in “Results of Operations” provides the same-restaurant sales percent changes.

•Company-Operated Restaurant Margin – We define Company-operated restaurant margin as sales from Company-operated restaurants less cost of sales divided by sales from Company-operated restaurants. Cost of sales includes food and paper, restaurant labor and occupancy, advertising and other operating costs. Cost of sales excludes certain costs that support restaurant operations that are not allocated to individual restaurants, which are included in “General and administrative.” Cost of sales also excludes depreciation and amortization expense and impairment of long-lived assets. Therefore, as Company-operated restaurant margin as presented excludes certain costs as described above, its usefulness may be limited and may not be comparable to other similarly titled measures of other companies in our industry.

Company-operated restaurant margin is influenced by factors such as price increases, the effectiveness of our advertising and marketing initiatives, featured products, product mix, fluctuations in food and labor costs, restaurant openings, remodels and closures and the level of our fixed and semi-variable costs.

•Systemwide Sales – Systemwide sales includes sales by both Company-operated restaurants and franchised restaurants. Franchised restaurants’ sales are reported by our franchisees and represent their revenues from sales at franchised Wendy’s restaurants. The Company’s consolidated financial statements do not include sales by franchised restaurants to their customers. The Company’s royalty and advertising funds revenues are computed as percentages of sales made by Wendy’s franchisees. As a result, sales by Wendy’s franchisees have a direct effect on the Company’s royalty and advertising funds revenues and profitability.

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

First Quarter Financial Highlights

•Global systemwide sales decreased 1.1% to $3.39 billion in the first quarter of 2025 compared with $3.45 billion in the first quarter of 2024;

•Revenues decreased 2.1% to $523.5 million in the first quarter of 2025 compared with $534.8 million in the first quarter of 2024;

•Global same-restaurant sales decreased 2.1%, U.S. same-restaurant sales decreased 2.8% and international same-restaurant sales increased 2.3% compared with the first quarter of 2024. On a two-year basis, global same-restaurant sales decreased 1.2%;

•Global Company-operated restaurant margin was 14.3% in the first quarter of 2025, a decrease of 40 basis points compared with the first quarter of 2024; and

•Income before income taxes decreased 4.4% to $54.9 million in the first quarter of 2025 compared with $57.5 million in the first quarter of 2024.

Digital

Wendy’s long-term growth opportunities include accelerating consumer-facing digital platforms and technologies. Over the past several years, the Company has invested significant resources to focus on consumer-facing technology, including enhancements to Wendy’s mobile apps and loyalty programs and establishing delivery arrangements with third-party vendors for Wendy’s U.S. and Canadian restaurants. The Company is also continuing to make digital investments and is partnering with key technology providers to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth. The Company’s digital business has continued to grow and digital sales increased from approximately 16.8% of global systemwide sales during the first quarter of 2024 to approximately 20.3% during the first quarter of 2025.

New Restaurant Development

Wendy’s long-term growth opportunities include expanding the Company’s footprint across the globe. To promote new restaurant development, the Company has provided franchisees with certain incentive programs for qualifying new and existing restaurants, in addition to our build to suit development fund. In addition, the Company has development agreements in place with a number of franchisees that contractually obligate such franchisees to open additional Wendy’s restaurants over a specified timeframe. During the three months ended March 30, 2025, Wendy’s added 68 net new restaurants across the system.

Results of Operations

The tables included throughout this Results of Operations section set forth in millions the Company’s condensed consolidated results of operations for the first quarter of 2025 and 2024.

	First Quarter
	2025	2024	Change
Revenues:
Sales	$219.5	$225.3	$(5.8)
Franchise royalty revenue and fees	145.1	146.6	(1.5)
Franchise rental income	58.5	58.0	0.5
Advertising funds revenue	100.4	104.9	(4.5)
	523.5	534.8	(11.3)
Costs and expenses:
Cost of sales	188.2	192.1	(3.9)
Franchise support and other costs	16.6	14.7	1.9
Franchise rental expense	30.7	31.8	(1.1)
Advertising funds expense	101.5	107.4	(5.9)
General and administrative	68.2	63.8	4.4
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	36.5	35.5	1.0
Amortization of cloud computing arrangements	4.2	3.5	0.7
System optimization losses, net	0.1	0.1	—
Reorganization and realignment costs	(0.7)	5.7	(6.4)
Impairment of long-lived assets	1.4	2.0	(0.6)
Other operating income, net	(6.3)	(3.0)	(3.3)
	440.4	453.6	(13.2)
Operating profit	83.1	81.2	1.9
Interest expense, net	(31.5)	(30.5)	(1.0)
Investment loss, net	(1.7)	—	(1.7)
Other income, net	5.0	6.8	(1.8)
Income before income taxes	54.9	57.5	(2.6)
Provision for income taxes	(15.7)	(15.5)	(0.2)
Net income	$39.2	$42.0	$(2.8)

	First Quarter
	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Sales	$219.5	41.9%	$225.3	42.1%
Franchise royalty revenue and fees:
Franchise royalty revenue	121.7	23.2%	125.7	23.5%
Franchise fees	23.4	4.5%	20.9	3.9%
Total franchise royalty revenue and fees	145.1	27.7%	146.6	27.4%
Franchise rental income	58.5	11.2%	58.0	10.8%
Advertising funds revenue	100.4	19.2%	104.9	19.7%
Total revenues	$523.5	100.0%	$534.8	100.0%

	First Quarter
	2025	% of Sales	2024	% of Sales
Cost of sales:
Food and paper	$67.7	30.8%	$69.1	30.7%
Restaurant labor	70.8	32.3%	73.6	32.7%
Occupancy, advertising and other operating costs	49.7	22.6%	49.4	21.9%
Total cost of sales	$188.2	85.7%	$192.1	85.3%

	First Quarter
	2025	% of Sales	2024	% of Sales
Company-operated restaurant margin:
U.S.	$31.5	14.8%	$33.5	15.3%
Global	31.3	14.3%	33.2	14.7%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	First Quarter
	2025	2024
Key business measures:
U.S. same-restaurant sales:
Company-operated	(1.2)%	(0.8)%
Franchised	(2.9)%	0.7%
Systemwide	(2.8)%	0.6%

International same-restaurant sales (a)	2.3%	3.2%

Global same-restaurant sales:
Company-operated	(1.2)%	(0.9)%
Franchised (a)	(2.2)%	1.1%
Systemwide (a)	(2.1)%	0.9%

Systemwide sales (b):
U.S. Company-operated	$212.7	$219.5
U.S. franchised	2,703.4	2,774.5
U.S. systemwide	2,916.1	2,994.0
International Company-operated	6.8	5.9
International franchised (a)	466.4	448.1
International systemwide (a)	473.2	454.0
Global systemwide (a)	$3,389.3	$3,448.0
_______________

(a)Excludes Argentina due to the impact of that country’s highly inflationary economy.

(b)During the first quarter of 2025 and 2024, global systemwide sales decreased 1.1% and increased 2.6%, respectively, U.S. systemwide sales decreased 2.6% and increased 1.7%, respectively, and international systemwide sales increased 8.9% and 8.8%, respectively, on a constant currency basis.

	First Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at December 29, 2024	381	5,552	13	1,294	7,240
Opened	8	20	—	46	74
Closed	—	(3)	—	(3)	(6)
Net (sold to) purchased by franchisees	(2)	2	—	—	—
Restaurant count at March 30, 2025	387	5,571	13	1,337	7,308

Sales	First Quarter
	2025	2024	Change
Sales	$219.5	$225.3	$(5.8)

The decrease in sales during the first quarter of 2025 was primarily due to (1) net closures of Company-operated restaurants of $3.9 million and (2) a 1.2% decrease in Company-operated same-restaurant sales of $2.0 million. Company-operated same-restaurant sales decreased due to a decrease in traffic, partially offset by higher average check.

Franchise Royalty Revenue and Fees	First Quarter
	2025	2024	Change
Franchise royalty revenue	$121.7	$125.7	$(4.0)
Franchise fees	23.4	20.9	2.5
	$145.1	$146.6	$(1.5)

Franchise royalty revenue during the first quarter of 2025 decreased $4.0 million primarily due to a 2.2% decrease in global franchise same-restaurant sales. Franchise same-restaurant sales during the first quarter of 2025 decreased due to a decrease in traffic, partially offset by higher average check.

The increase in franchise fees during the first quarter of 2025 was primarily due to higher fees for providing information technology services to franchisees.

Franchise Rental Income	First Quarter
	2025	2024	Change
Franchise rental income	$58.5	$58.0	$0.5

The increase in franchise rental income during the first quarter of 2025 was primarily due to the impact of amending certain existing leases of $1.1 million, partially offset by the impact of terminating certain existing leases of $0.3 million.

Advertising Funds Revenue	First Quarter
	2025	2024	Change
Advertising funds revenue	$100.4	$104.9	$(4.5)

The decrease in advertising funds revenue during the first quarter of 2025 was primarily due to (1) a net decrease in franchise same-restaurant sales in the U.S. and Canada of $2.6 million and (2) net closures of U.S. restaurants of $1.1 million.

Cost of Sales, as a Percent of Sales	First Quarter
	2025	2024	Change
Food and paper	30.8%	30.7%	0.1%
Restaurant labor	32.3%	32.7%	(0.4)%
Occupancy, advertising and other operating costs	22.6%	21.9%	0.7%
	85.7%	85.3%	0.4%

The increase in cost of sales, as a percent of sales, during the first quarter of 2025 was primarily due to (1) higher commodity costs, (2) a decrease in traffic and (3) an increase in restaurant labor rates. These impacts were partially offset by (1) higher average check and (2) labor efficiencies.

Franchise Support and Other Costs	First Quarter
	2025	2024	Change
Franchise support and other costs	$16.6	$14.7	$1.9

The increase in franchise support and other costs during the first quarter of 2025 was primarily due to (1) an increase in costs associated with the Company’s build to suit development fund and (2) an increase in other miscellaneous costs for providing services to franchisees.

Franchise Rental Expense	First Quarter
	2025	2024	Change
Franchise rental expense	$30.7	$31.8	$(1.1)

The decrease in franchise rental expense during the first quarter of 2025 was primarily due to the impact of terminating certain existing leases.

Advertising Funds Expense	First Quarter
	2025	2024	Change
Advertising funds expense	$101.5	$107.4	$(5.9)

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. The decrease in advertising funds expense during the first quarter of 2025 was primarily due to (1) the same factors as described above for “Advertising Funds Revenue” and (2) a decrease in the recognition of the Company breakfast advertising spend in excess of advertising funds revenue when compared to the prior year.

General and Administrative	First Quarter
	2025	2024	Change
Employee compensation and benefits	$38.5	$34.6	$3.9
Other, net	29.7	29.2	0.5
	$68.2	$63.8	$4.4

The increase in general and administrative expenses during the first quarter of 2025 was primarily due to higher employee compensation and benefits.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	First Quarter
	2025	2024	Change
Restaurants	$22.8	$22.5	$0.3
Technology support, corporate and other	13.7	13.1	0.6
	$36.5	$35.5	$1.0

The increase in depreciation and amortization during the first quarter of 2025 was primarily due to depreciation and amortization for technology investments.

Amortization of Cloud Computing Arrangements	First Quarter
	2025	2024	Change
Amortization of cloud computing arrangements	$4.2	$3.5	$0.7

The increase in amortization of cloud computing arrangements during the first quarter of 2025 was primarily due to amortization of assets associated with the Company’s digital investments.

System Optimization Losses, Net	First Quarter
	2025	2024	Change
System optimization losses, net	$0.1	$0.1	$—

System optimization losses, net for the first quarter of 2025 were primarily comprised of losses on the sale of restaurants. System optimization losses, net for the first quarter of 2024 were comprised of losses on the sale of surplus and other properties. See Note 10 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Reorganization and Realignment Costs	First Quarter
	2025	2024	Change
Organizational Redesign Plan	$(1.0)	$5.6	$(6.6)
Other reorganization and realignment plans	0.3	0.1	0.2
	$(0.7)	$5.7	$(6.4)

During the first quarter of 2025, the Company recognized costs under the Organizational Redesign Plan of ($1.0) million, which primarily included a reversal of a severance accrual as a result of a change in estimate. During the first quarter of 2024, the Company recognized costs under the Organizational Redesign Plan of $5.6 million, which primarily included severance and related employee costs. See Note 11 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information on the Organizational Redesign Plan.

Impairment of Long-Lived Assets	First Quarter
	2025	2024	Change
Impairment of long-lived assets	$1.4	$2.0	$(0.6)

The decrease in impairment of long-lived assets during the first quarter of 2025 was primarily due to lower impairment charges resulting from the deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	First Quarter
	2025	2024	Change
Claim settlement	$4.0	$—	$4.0
Other, net	2.3	3.0	(0.7)
	$6.3	$3.0	$3.3

The increase in other operating income, net during the first quarter of 2025 was primarily due to the settlement of a claim.

Interest Expense, Net	First Quarter
	2025	2024	Change
Interest expense, net	$31.5	$30.5	$1.0

The increase in interest expense, net during the first quarter of 2025 was primarily due to lower interest income as a result of amending certain sales-type and direct financing leases.

Investment Loss, Net	First Quarter
	2025	2024	Change
Investment loss, net	$1.7	$—	$1.7

During the first quarter of 2025, the Company recorded a loss of $1.7 million due to impairment charges for the difference between the estimated fair value and the carrying value of an investment in equity securities.

Other Income, Net	First Quarter
	2025	2024	Change
Other income, net	$5.0	$6.8	$(1.8)

The decrease in other income, net during the first quarter of 2025 was primarily due to a decrease in interest income, reflecting lower balances of cash equivalents.

Provision for Income Taxes	First Quarter
	2025	2024	Change
Income before income taxes	$54.9	$57.5	$(2.6)
Provision for income taxes	(15.7)	(15.5)	(0.2)
Effective tax rate on income	28.6%	26.9%	1.7%

The effective tax rates for the first quarter of 2025 and 2024 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The increase in the effective tax rate for the first quarter of 2025 compared with the first quarter of 2024 was primarily due to (1) a one-time adjustment to our deferred income taxes related to prior periods, (2) an increase in the tax effects of our foreign operations and (3) an increase in state income taxes.

Segment Information

See Note 17 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	First Quarter
	2025	2024	Change
Sales	$212.7	$219.5	$(6.8)
Franchise royalty revenue	104.4	108.9	(4.5)
Franchise fees	20.7	17.8	2.9
Advertising fund revenue	91.8	96.7	(4.9)
Total revenues	$429.6	$442.9	$(13.3)
Segment profit	$121.0	$125.8	$(4.8)

The decrease in Wendy’s U.S. revenues during the first quarter of 2025 was primarily due to (1) a decrease in same-restaurant sales and (2) net closures of restaurants. Same-restaurant sales decreased during the first quarter of 2025 primarily due to a decrease in traffic, partially offset by higher average check.

The decrease in Wendy’s U.S. segment profit during the first quarter of 2025 was primarily due to (1) higher general and administrative expense and (2) lower revenues.

Wendy’s International

	First Quarter
	2025	2024	Change
Sales	$6.8	$5.9	$0.9
Franchise royalty revenue	17.3	16.8	0.5
Franchise fees	2.0	1.9	0.1
Advertising fund revenue	8.6	8.2	0.4
Total revenues	$34.7	$32.8	$1.9
Segment profit	$9.4	$10.7	$(1.3)

The increase in Wendy’s International revenues during the first quarter of 2025 was primarily due to net new restaurant development.

The decrease in Wendy’s International segment profit during the first quarter of 2025 was primarily due to higher advertising fund expenses.

Global Real Estate & Development

	First Quarter
	2025	2024	Change
Franchise fees	$0.6	$1.1	$(0.5)
Franchise rental income	58.5	58.0	0.5
Total revenues	$59.1	$59.1	$—
Segment profit	$24.7	$24.1	$0.6

Global Real Estate & Development revenues during the first quarter of 2025 were flat compared with the first quarter of 2024, primarily due to higher franchise rental income driven by the same factors as described above for “Franchise Rental Income,” offset by a decrease in franchise fee revenue driven by lower development-related fees.

The increase in Global Real Estate & Development segment profit during the first quarter of 2025 was primarily due to lower franchise rental expense driven by the same factors as described above for “Franchise Rental Expense.”

Liquidity and Capital Resources

As of March 30, 2025, cash, cash equivalents and restricted cash totaled $389.0 million. In addition, the Company maintains a revolving financing facility, which allows for the drawing of up to $300.0 million. Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

We currently believe we have the ability to pursue additional sources of liquidity if needed or desired to fund operating cash requirements or for other purposes. However, there can be no assurance that additional liquidity will be readily available or available on terms acceptable to us.

Stock Repurchases

In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the three months ended March 30, 2025, the Company repurchased 8.2 million shares under the January 2023 Authorization with an aggregate purchase price of $124.1 million, of which $1.4 million was accrued as of March 30, 2025, and excluding excise tax of $1.2 million and commissions of $0.1 million. As of March 30, 2025, the Company had $110.9 million of availability remaining under the January 2023 Authorization. Subsequent to March 30, 2025 through April 25, 2025, the Company repurchased 3.8 million shares under the January 2023 Authorization with an aggregate purchase price of $50.9 million, excluding applicable excise tax and commissions.

Dividends

On March 17, 2025, the Company paid a quarterly cash dividend per share of $.25, aggregating $49.4 million. On May 2, 2025, the Company announced a dividend of $.14 per share to be paid on June 16, 2025 to stockholders of record as of June 2, 2025. If the Company pays regular quarterly cash dividends for the remainder of 2025 at the same rate as declared in the second quarter of 2025, the Company’s total cash requirement for dividends for the remainder of 2025 would be approximately $80.7 million based on the number of shares of its common stock outstanding at April 25, 2025. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Long-Term Debt, Including Current Portion

Wendy’s U.S. advertising fund has a revolving line of credit of $15.0 million, which was established to support the Company’s advertising fund operations. During the three months ended March 30, 2025, the Company drew down $15.0 million under the revolving line of credit, of which the Company repaid $8.5 million in March 2025. As a result, as of March 30, 2025, the Company had outstanding borrowings of $6.5 million under the revolving line of credit.

Except as described above, there were no material changes to the Company’s debt obligations since December 29, 2024. The Company was in compliance with its debt covenants as of March 30, 2025. See Note 5 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes our cash flows from operating, investing and financing activities for the first three months of 2025 and 2024:

	First Quarter
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$85.4	$100.0	$(14.6)
Investing activities	(21.5)	(20.8)	(0.7)
Financing activities	(179.3)	(72.6)	(106.7)
Effect of exchange rate changes on cash	0.8	(2.3)	3.1
Net (decrease) increase in cash, cash equivalents and restricted cash	$(114.6)	$4.3	$(118.9)

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $85.4 million and $100.0 million in the first three months of 2025 and 2024, respectively. The change was primarily due to the timing of payments for marketing expenses of the national advertising funds.

Investing Activities

Cash used in investing activities was $21.5 million and $20.8 million in the first three months of 2025 and 2024, respectively. The change was primarily due to an increase in expenditures associated with the Company’s franchise development fund of $1.1 million.

Financing Activities

Cash used in financing activities was $179.3 million and $72.6 million in the first three months of 2025 and 2024, respectively. The change was primarily due to an increase in repurchases of the Company’s common stock of $115.5 million, partially offset by a net increase in cash provided by long-term debt activities of $6.5 million, reflecting the impact of the draw on the Company’s U.S. advertising fund revolving line of credit.

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor directly impacted our consolidated results of operations during the three months ended March 30, 2025, and we anticipate continued labor inflation throughout the remainder of 2025. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases, product mix and focused execution of operational excellence. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, eggs, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 30, 2025 there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 29, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 30, 2025. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of March 30, 2025, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the first quarter of 2025 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•risks associated with our predominantly franchised business model; and

•other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K filed with the SEC on February 21, 2025 (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the SEC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first quarter of 2025:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
December 30, 2024 through February 2, 2025	394,456	$15.09	385,410	$229,200,345
February 3, 2025 through March 2, 2025	5,907,406	$15.19	5,815,820	$140,934,023
March 3, 2025 through March 30, 2025	1,994,135	$15.16	1,980,740	$110,929,598
Total	8,295,997	$15.18	8,181,970	$110,929,598

(1)Includes 114,027 shares of common stock reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible.

Subsequent to March 30, 2025 through April 25, 2025, the Company repurchased 3.8 million shares under the January 2023 Authorization with an aggregate purchase price of $50.9 million, excluding applicable excise tax and commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Form of Long-Term Performance Unit Award Agreement for 2025 under The Wendy’s Company 2020 Omnibus Award Plan * **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: May 2, 2025	By: /s/ Kenneth Cook
Kenneth Cook
Chief Financial Officer
(On behalf of the registrant)

Date: May 2, 2025	By: /s/ Suzanne M. Thuerk
Suzanne M. Thuerk
Chief Accounting Officer
(Principal Accounting Officer)