Form 10-Q
period 2025-06-29
Wendy's Co
filed 2025-08-08
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025

or

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
Yes ☐ No ☒

There were 190,565,101 shares of The Wendy’s Company common stock outstanding as of August 1, 2025.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	June 29, 2025	December 29, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$281,226	$450,512
Restricted cash	33,995	34,481
Accounts and notes receivable, net	115,084	99,926
Inventories	6,314	6,529
Prepaid expenses and other current assets	52,693	45,563
Advertising funds restricted assets	111,134	99,129
Total current assets	600,446	736,140
Properties	915,662	907,787
Finance lease assets	257,085	244,954
Operating lease assets	667,970	679,777
Goodwill	772,827	771,468
Other intangible assets	1,176,105	1,192,264
Investments	27,092	29,006
Net investment in sales-type and direct financing leases	286,678	288,048
Other assets	190,283	185,399
Total assets	$4,894,148	$5,034,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$78,505	$78,163
Current portion of finance lease liabilities	24,234	22,509
Current portion of operating lease liabilities	51,293	50,068
Accounts payable	26,645	28,455
Accrued expenses and other current liabilities	123,785	118,224
Advertising funds restricted liabilities	110,758	100,212
Total current liabilities	415,220	397,631
Long-term debt	2,650,907	2,662,130
Long-term finance lease liabilities	593,553	575,363
Long-term operating lease liabilities	689,724	704,333
Deferred income taxes	265,430	263,420
Deferred franchise fees	88,396	88,387
Other liabilities	78,030	84,227
Total liabilities	4,781,260	4,775,491
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 191,345 and 203,834 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,988,265	2,982,102
Retained earnings	417,765	399,700
Common stock held in treasury, at cost; 279,079 and 266,590 shares, respectively	(3,277,648)	(3,094,739)
Accumulated other comprehensive loss	(62,536)	(74,753)
Total stockholders’ equity	112,888	259,352
Total liabilities and stockholders’ equity	$4,894,148	$5,034,843

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(Unaudited)
Revenues:
Sales	$232,853	$237,355	$452,363	$462,678
Franchise royalty revenue and fees	156,300	157,670	301,448	304,170
Franchise rental income	60,411	60,638	118,865	118,624
Advertising funds revenue	111,365	115,064	211,725	220,008
	560,929	570,727	1,084,401	1,105,480
Costs and expenses:
Cost of sales	196,521	199,886	384,690	391,999
Franchise support and other costs	17,069	16,222	33,665	30,964
Franchise rental expense	32,630	32,390	63,331	64,168
Advertising funds expense	111,374	120,817	212,902	228,191
General and administrative	59,485	61,496	127,689	125,253
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	36,990	37,492	73,539	73,010
Amortization of cloud computing arrangements	4,056	3,519	8,223	7,061
System optimization gains, net	(387)	(280)	(297)	(153)
Reorganization and realignment costs	174	2,452	(518)	8,125
Impairment of long-lived assets	1,686	689	3,107	2,695
Other operating income, net	(2,929)	(3,463)	(9,316)	(6,496)
	456,669	471,220	897,015	924,817
Operating profit	104,260	99,507	187,386	180,663
Interest expense, net	(30,945)	(30,995)	(62,422)	(61,530)
Investment income (loss), net	—	11	(1,718)	11
Other income, net	2,585	6,300	7,571	13,136
Income before income taxes	75,900	74,823	130,817	132,280
Provision for income taxes	(20,790)	(20,180)	(36,475)	(35,644)
Net income	$55,110	$54,643	$94,342	$96,636

Basic and diluted net income per share	$.29	$.27	$.48	$.47

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
	(Unaudited)
Net income	$55,110	$54,643	$94,342	$96,636
Other comprehensive income (loss):
Foreign currency translation adjustment	10,305	(2,011)	12,217	(6,597)
Other comprehensive income (loss)	10,305	(2,011)	12,217	(6,597)
Comprehensive income	$65,415	$52,632	$106,559	$90,039

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 29, 2024	$47,042	$2,982,102	$399,700	$(3,094,739)	$(74,753)	$259,352
Net income	—	—	39,232	—	—	39,232
Other comprehensive income	—	—	—	—	1,912	1,912
Cash dividends	—	—	(49,432)	—	—	(49,432)
Repurchases of common stock	—	—	—	(125,399)	—	(125,399)
Share-based compensation	—	5,572	—	—	—	5,572
Common stock issued upon exercises of stock options	—	(130)	—	326	—	196
Common stock issued upon vesting of restricted shares	—	(2,702)	—	1,453	—	(1,249)
Other	—	23	(19)	51	—	55
Balance at March 30, 2025	$47,042	$2,984,865	$389,481	$(3,218,308)	$(72,841)	$130,239
Net income	—	—	55,110	—	—	55,110
Other comprehensive income	—	—	—	—	10,305	10,305
Cash dividends	—	—	(26,811)	—	—	(26,811)
Repurchases of common stock	—	—	—	(62,558)	—	(62,558)
Share-based compensation	—	5,132	—	—	—	5,132
Common stock issued upon exercises of stock options	—	(245)	—	1,689	—	1,444
Common stock issued upon vesting of restricted shares	—	(1,504)	—	1,476	—	(28)
Other	—	17	(15)	53	—	55
Balance at June 29, 2025	$47,042	$2,988,265	$417,765	$(3,277,648)	$(62,536)	$112,888

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

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 29, 2025	June 30, 2024
	(Unaudited)
Cash flows from operating activities:
Net income	$94,342	$96,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	73,539	73,010
Amortization of cloud computing arrangements	8,223	7,061
Share-based compensation	10,704	11,677
Impairment of long-lived assets	3,107	2,695
Deferred income tax	822	(104)
Non-cash rental expense, net	21,406	21,120
Change in operating lease liabilities	(24,482)	(24,273)
Net receipt of deferred vendor incentives	8,421	5,533
System optimization gains, net	(297)	(153)
Distributions received from joint ventures, net of equity in earnings	1,679	1,146
Long-term debt-related activities, net	3,744	3,738
Cloud computing arrangements expenditures	(9,335)	(6,878)
Changes in operating assets and liabilities and other, net	(45,865)	(45,745)
Net cash provided by operating activities	146,008	145,463
Cash flows from investing activities:
Capital expenditures	(39,050)	(34,465)
Franchise development fund	(16,518)	(11,477)
Dispositions	1,355	601
Notes receivable, net	1,949	1,383
Net cash used in investing activities	(52,264)	(43,958)
Cash flows from financing activities:
Proceeds from long-term debt	23,500	—
Repayments of long-term debt	(23,125)	(14,625)
Repayments of finance lease liabilities	(10,666)	(10,336)
Repurchases of common stock	(186,516)	(34,248)
Dividends	(76,243)	(102,626)
Proceeds from stock option exercises	1,717	2,098
Payments related to tax withholding for share-based compensation	(1,354)	(2,645)
Net cash used in financing activities	(272,687)	(162,382)
Net cash used in operations before effect of exchange rate changes on cash	(178,943)	(60,877)
Effect of exchange rate changes on cash	5,437	(3,298)
Net decrease in cash, cash equivalents and restricted cash	(173,506)	(64,175)
Cash, cash equivalents and restricted cash at beginning of period	503,608	588,816
Cash, cash equivalents and restricted cash at end of period	$330,102	$524,641

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of June 29, 2025, the results of our operations for the three and six months ended June 29, 2025 and June 30, 2024 and cash flows for the six months ended June 29, 2025 and June 30, 2024. The results of operations for the six months ended June 29, 2025 are not necessarily indicative of the results to be expected for the full 2025 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (the “Form 10-K”).

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

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended June 29, 2025
Sales at Company-operated restaurants	$225,973	$6,880	$—	$232,853
Franchise royalty revenue	112,842	19,391	—	132,233
Franchise fees	20,972	2,569	526	24,067
Franchise rental income	—	—	60,411	60,411
Advertising funds revenue	101,355	10,010	—	111,365
Total revenues	$461,142	$38,850	$60,937	$560,929

Three Months Ended June 30, 2024
Sales at Company-operated restaurants	$231,151	$6,204	$—	$237,355
Franchise royalty revenue	117,997	18,321	—	136,318
Franchise fees	17,826	2,389	1,137	21,352
Franchise rental income	—	—	60,638	60,638
Advertising funds revenue	105,617	9,447	—	115,064
Total revenues	$472,591	$36,361	$61,775	$570,727

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Six Months Ended June 29, 2025
Sales at Company-operated restaurants	$438,717	$13,646	$—	$452,363
Franchise royalty revenue	217,248	36,660	—	253,908
Franchise fees	41,676	4,655	1,209	47,540
Franchise rental income	—	—	118,865	118,865
Advertising funds revenue	193,115	18,610	—	211,725
Total revenues	$890,756	$73,571	$120,074	$1,084,401

Six Months Ended June 30, 2024
Sales at Company-operated restaurants	$450,619	$12,059	$—	$462,678
Franchise royalty revenue	226,850	35,148	—	261,998
Franchise fees	35,652	4,278	2,242	42,172
Franchise rental income	—	—	118,624	118,624
Advertising funds revenue	202,317	17,691	—	220,008
Total revenues	$915,438	$69,176	$120,866	$1,105,480

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	June 29, 2025 (a)	December 29, 2024 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$63,781	$55,601
Receivables, which are included in “Advertising funds restricted assets”	71,839	73,223
Deferred franchise fees (c)	99,397	99,411
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $11,001 and $88,396, respectively, as of June 29, 2025, and $11,024 and $88,387, respectively, as of December 29, 2024.

Significant changes in deferred franchise fees are as follows:

	Six Months Ended
	June 29, 2025	June 30, 2024
Deferred franchise fees at beginning of period	$99,411	$100,805
Revenue recognized during the period	(4,438)	(6,051)
New deferrals due to cash received and other	4,424	5,254
Deferred franchise fees at end of period	$99,397	$100,008

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2025 (a)	$7,588
2026	6,795
2027	6,657
2028	6,525
2029	6,424
Thereafter	65,408
$99,397
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2025, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

(3) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment. As of June 29, 2025, the nature of restaurants operated by the Company and its franchisees was as follows:

June 29, 2025
Company-operated restaurants:
Owned land and building	155
Owned building and held long-term land leases	138
Leased land and building	107
Total Company-operated restaurants	400

Franchisee-operated restaurants:
Company-owned properties leased to franchisees	489
Company-leased properties subleased to franchisees	1,156
Other franchisee-operated restaurants	5,289
Total franchisee-operated restaurants	6,934
Total Company-operated and franchisee-operated restaurants	7,334

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Finance lease cost:
Amortization of finance lease assets	$4,885	$4,372	$10,030	$8,669
Interest on finance lease liabilities	10,865	10,699	21,742	21,357
	15,750	15,071	31,772	30,026
Operating lease cost	21,322	21,524	41,839	43,225
Variable lease cost (a)	17,269	17,365	33,482	33,853
Short-term lease cost	1,304	1,226	2,570	2,620
Total operating lease cost (b)	39,895	40,115	77,891	79,698
Total lease cost	$55,645	$55,186	$109,663	$109,724
_______________

(a)Includes expenses for executory costs of $10,578 and $10,033 for the three months ended June 29, 2025 and June 30, 2024, respectively, and $20,972 and $20,254 for the six months ended June 29, 2025 and June 30, 2024, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $32,569 and $32,355 for the three months ended June 29, 2025 and June 30, 2024, respectively, and $63,221 and $64,073 for the six months ended June 29, 2025 and June 30, 2024, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $6,946 and $7,402 for the three months ended June 29, 2025 and June 30, 2024, respectively, and $13,887 and $14,790 for the six months ended June 29, 2025 and June 30, 2024, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

Company as Lessor

The components of lease income are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Sales-type and direct-financing leases:
Selling profit	$34	$88	$23	$72
Interest income (a)	6,943	7,178	13,858	14,897

Operating lease income	42,467	42,950	84,888	84,447
Variable lease income	17,944	17,688	33,977	34,177
Franchise rental income (b)	$60,411	$60,638	$118,865	$118,624
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $44,667 and $45,049 recognized during the three months ended June 29, 2025 and June 30, 2024, respectively, and $87,451 and $87,832 for the six months ended June 29, 2025 and June 30, 2024, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $10,512 and $10,155 for the three months ended June 29, 2025 and June 30, 2024, respectively, and $20,709 and $20,244 for the six months ended June 29, 2025 and June 30, 2024, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) Investments

The following is a summary of the carrying value of our investments:

	June 29, 2025	December 29, 2024
Equity method investment	$27,092	$27,288
Other investments in equity securities	—	1,718
	$27,092	$29,006

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

Presented below is activity related to our investment in TimWen included in our condensed consolidated financial statements:

	Six Months Ended
	June 29, 2025	June 30, 2024
Balance at beginning of period	$27,288	$32,727

Equity in earnings for the period	6,514	6,797
Amortization of purchase price adjustments (a)	(1,202)	(1,248)
	5,312	5,549
Distributions received	(6,991)	(6,695)
Foreign currency translation adjustment included in “Other comprehensive income (loss)”	1,483	(1,118)
Balance at end of period	$27,092	$30,463
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

Other Investments in Equity Securities

During the six months ended June 29, 2025, the Company recorded an impairment charge of $1,718 for the difference between the estimated fair value and the carrying value of an investment in equity securities. As a result, the carrying value of the investment was zero as of June 29, 2025.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Long-Term Debt

Long-term debt consisted of the following:

	June 29, 2025	December 29, 2024
Class A-2 Notes:
4.236% Series 2022-1 Class A-2-I Notes, anticipated repayment date 2029	$97,000	$97,500
4.535% Series 2022-1 Class A-2-II Notes, anticipated repayment date 2032	384,134	386,134
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	416,519	418,769
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	623,780	627,030
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	351,673	353,673
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	396,373	398,623
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	433,974	436,349
7% debentures, due in December 2025	49,255	48,913
Unamortized debt issuance costs	(23,296)	(26,698)
	2,729,412	2,740,293
Less amounts payable within one year	(78,505)	(78,163)
Total long-term debt	$2,650,907	$2,662,130

Other Long-Term Debt

Wendy’s U.S. advertising fund has a revolving line of credit of $15,000, which was established to support the Company’s advertising fund operations and bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. Borrowings under the line of credit are guaranteed by Wendy’s. During the three months ended March 30, 2025, the Company borrowed and repaid $15,000 and $8,500, respectively, under the revolving line of credit. During the three months ended June 29, 2025, the Company borrowed an additional $8,500 under the revolving line of credit. As a result, as of June 29, 2025, the Company had outstanding borrowings of $15,000 under the revolving line of credit, which is included in “Advertising funds restricted liabilities.”

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 29, 2025		December 29, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$129,295	$129,295	$319,212	$319,212	Level 1
Other investments in equity securities (a)	—	—	1,718	1,718	Level 2

Financial liabilities
Series 2022-1 Class A-2-I Notes (b)	97,000	94,772	97,500	93,744	Level 2
Series 2022-1 Class A-2-II Notes (b)	384,134	364,731	386,134	371,855	Level 2
Series 2021-1 Class A-2-I Notes (b)	416,519	380,594	418,769	376,256	Level 2
Series 2021-1 Class A-2-II Notes (b)	623,780	541,491	627,030	551,981	Level 2
Series 2019-1 Class A-2-I Notes (b)	351,673	346,866	353,673	345,093	Level 2
Series 2019-1 Class A-2-II Notes (b)	396,373	378,615	398,623	387,039	Level 2
Series 2018-1 Class A-2-II Notes (b)	433,974	420,890	436,349	418,027	Level 2
U.S. advertising fund revolving line of credit	15,000	15,000	—	—	Level 2
7% debentures, due in 2025 (b)	49,255	49,792	48,913	50,034	Level 2
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

		Fair Value Measurements
	June 29, 2025	Level 1	Level 2	Level 3
Held and used	$755	$—	$—	$755
Held for sale	1,433	—	—	1,433
Total	$2,188	$—	$—	$2,188

		Fair Value Measurements
	December 29, 2024	Level 1	Level 2	Level 3
Held and used	$2,391	$—	$—	$2,391
Held for sale	1,558	—	—	1,558
Total	$3,949	$—	$—	$3,949

(7) Income Taxes

The Company’s effective tax rate for the three months ended June 29, 2025 and June 30, 2024 was 27.4% and 27.0%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended June 29, 2025 primarily due to state income taxes and the tax effects of our foreign operations and share-based compensation.

The Company’s effective tax rate for the six months ended June 29, 2025 and June 30, 2024 was 27.9% and 26.9%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the six months ended June 29, 2025 primarily due to state income taxes and the tax effects of our foreign operations.

Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. Key provisions include the permanent extension of several business tax incentives originally established under the 2017 Tax Cuts and Jobs Act, as well as changes to provisions related to bonus depreciation, and research and development. The Company is currently evaluating the impact of the OBBBA on our condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(8) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income	$55,110	$54,643	$94,342	$96,636

Common stock:
Weighted average basic shares outstanding	191,949	204,919	196,296	205,145
Dilutive effect of stock options and restricted shares	765	1,266	870	1,433
Weighted average diluted shares outstanding	192,714	206,185	197,166	206,578

Basic and diluted net income per share	$.29	$.27	$.48	$.47

Basic net income per share for the three and six months ended June 29, 2025 and June 30, 2024 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 7,990 and 8,139 for the three and six months ended June 29, 2025, respectively, and 7,606 and 7,197 for the three and six months ended June 30, 2024, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(9) Stockholders’ Equity

Dividends

During the first and second quarter of 2025, the Company paid dividends per share of $.25 and $.14, respectively. During each of the first and second quarters of 2024, the Company paid dividends per share of $.25.

Repurchases of Common Stock

In January 2023, our Board of Directors authorized a repurchase program for up to $500,000 of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the six months ended June 29, 2025, the Company repurchased 12,957 shares under the January 2023 Authorization with an aggregate purchase price of $185,962, of which $193 was accrued as of June 29, 2025, and excluding excise tax of $1,813 and commissions of $182. During the six months ended June 29, 2025, the Company paid $565 in excise tax on shares repurchased during 2024. As of June 29, 2025, the Company had $49,038 of availability remaining under the January 2023 Authorization. Subsequent to June 29, 2025 through August 1, 2025, the Company repurchased 834 shares under the January 2023 Authorization with an aggregate purchase price of $8,825, excluding applicable excise tax and commissions.

During the six months ended June 30, 2024, the Company repurchased 1,955 shares under the January 2023 Authorization with an aggregate purchase price of $34,448, of which $801 was accrued as of June 30, 2024, and excluding excise tax of $233 and commissions of $28.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Six Months Ended
	June 29, 2025	June 30, 2024
Balance at beginning of period	$(74,753)	$(58,375)
Foreign currency translation	12,217	(6,597)
Balance at end of period	$(62,536)	$(64,972)

(10) System Optimization Gains, Net

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of June 29, 2025, Company-operated restaurant ownership was approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base and drive new restaurant development. During the six months ended June 29, 2025 and June 30, 2024, the Company facilitated one and 14 Franchise Flips, respectively. Additionally, during the six months ended June 29, 2025, the Company completed the sale of two Company-operated restaurants to franchisees. No Company-operated restaurants were sold to franchisees during the six months ended June 30, 2024.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Number of restaurants sold to franchisees	—	—	2	—

Proceeds from sales of restaurants	$—	$—	$55	$—
Net assets sold (a)	—	—	(169)	—
Other	—	—	(25)	—
Loss on sales of restaurants, net	—	—	(139)	—
Post-closing adjustments on sales of restaurants (b)	(10)	254	(10)	254
(Loss) gain on sales of restaurants, net	(10)	254	(149)	254

Gain (loss) on sales of other assets, net (c)	397	26	446	(101)
System optimization gains, net	$387	$280	$297	$153
_______________

(a)Net assets sold consisted primarily of equipment.

(b)The three and six months ended June 30, 2024 represent the recognition of deferred gains as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(c)During the three and six months ended June 29, 2025, the Company received net cash proceeds of $1,300, primarily from the sale of surplus and other properties. During the three and six months ended June 30, 2024, the Company received net cash proceeds of $575 and $601, respectively, primarily from the sale of surplus and other properties.

Assets Held for Sale

As of June 29, 2025 and December 29, 2024, the Company had assets held for sale of $5,144 and $2,833, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(11) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Organizational Redesign Plan	$106	$2,409	$(844)	$8,031
Other reorganization and realignment plans	68	43	326	94
Reorganization and realignment costs	$174	$2,452	$(518)	$8,125

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). Additionally, in January 2024, the Board of Directors announced the appointment of a new President and Chief Executive Officer and the departure of the Company’s previous President and Chief Executive Officer. The Company expects to incur total costs of approximately $17,000 related to the Organizational Redesign Plan, including costs related to the 2024 succession of the President and Chief Executive Officer role. During the six months ended June 29, 2025, the Company recognized costs totaling $(844), which primarily included a reversal of a severance accrual. During the six months ended June 30, 2024, the Company recognized costs totaling $8,031, which primarily included severance and related employee costs. The Company expects to incur additional costs aggregating approximately $400, comprised primarily of share-based compensation. The Company expects costs related to the Organizational Redesign Plan to continue into 2026.

The following is a summary of the costs recorded as a result of the Organizational Redesign Plan:

	Three Months Ended		Six Months Ended		Total Incurred Since Inception
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Severance and related employee costs (a)	$(6)	$1,948	$(1,094)	$7,310	$12,402
Recruitment and relocation costs	—	—	13	82	736
Third-party and other costs	—	14	—	64	1,116
	(6)	1,962	(1,081)	7,456	14,254
Share-based compensation (b)	112	447	237	575	2,333
Total organizational redesign	$106	$2,409	$(844)	$8,031	$16,587
_______________

(a)The six months ended June 29, 2025 includes a reversal of an accrual as a result of a change in estimate.

(b)Total incurred since inception primarily represents the accelerated recognition of share-based compensation resulting from the termination of employees under the Organizational Redesign Plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As of June 29, 2025, the accruals for the Organizational Redesign Plan are included in “Accrued expenses and other current liabilities.” The tables below present a rollforward of our accruals for the Organizational Redesign Plan.

	Balance December 29, 2024	Charges	Payments	Balance June 29, 2025
Severance and related employee costs	$4,257	$(1,094)	$(1,897)	$1,266
Recruitment and relocation costs	—	13	(13)	—
Third-party and other costs	—	—	—	—
	$4,257	$(1,081)	$(1,910)	$1,266

	Balance December 31, 2023	Charges	Payments	Balance June 30, 2024
Severance and related employee costs	$1,692	$7,310	$(2,233)	$6,769
Recruitment and relocation costs	—	82	(82)	—
Third-party and other costs	—	64	(64)	—
	$1,692	$7,456	$(2,379)	$6,769

Other Reorganization and Realignment Plans

Costs incurred under the Company’s other reorganization and realignment plans were not material during the six months ended June 29, 2025 and June 30, 2024. The Company does not expect to incur any material additional costs under these plans.

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

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Company-operated restaurants	$1,686	$644	$2,873	$2,418
Surplus properties	—	45	234	277
	$1,686	$689	$3,107	$2,695

(13) Supplemental Cash Flow Information

The following table includes supplemental non-cash investing and financing activities:

	Six Months Ended
	June 29, 2025	June 30, 2024
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$7,166	$9,968
Finance leases	29,347	13,085

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table includes a reconciliation of cash, cash equivalents and restricted cash:

	June 29, 2025	December 29, 2024
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$281,226	$450,512
Restricted cash	33,995	34,481
Restricted cash, included in Advertising funds restricted assets	14,881	18,615
Total cash, cash equivalents and restricted cash	$330,102	$503,608

(14) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $96,817 as of June 29, 2025. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of June 29, 2025. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of June 29, 2025.

Letters of Credit

As of June 29, 2025, the Company had outstanding letters of credit with various parties totaling $28,995. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Variable Funding Senior Secured Notes, Class A-1. We do not expect any material loss to result from these letters of credit.

(15) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $10,344 and $10,522 under these lease agreements during the six months ended June 29, 2025 and June 30, 2024, respectively, which has been recorded to “Franchise rental expense.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $115 and $120 during the six months ended June 29, 2025 and June 30, 2024, respectively, which is included as a reduction to “General and administrative.”

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. In addition, QSCC collects certain rebates, price variance and other recoveries, technology fees, convention fees and other funding from third-party vendors as part of the administration and management of the Wendy’s supply chain in the U.S. and Canada. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $3,379 during the six months ended June 30, 2024, of which $2,909 is included in “Other operating income, net” and $470 is included as a reduction of “Cost of sales.” There were no patronage dividends recorded during the six months ended June 29, 2025.

Transactions with Yellow Cab

Certain family members and/or affiliates of Mr. Nelson Peltz, our former Chairman and Chairman Emeritus, Mr. Peter May, our Senior Vice Chairman, and Mr. Matthew Peltz, our former Vice Chairman, hold minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee that, as of June 29, 2025 owned and operated 89 Wendy’s restaurants, and/or certain of the operating companies managed by Yellow Cab. In addition, Mr. Bradley Peltz, a director of the Company, is a Managing Director of, and holds a minority ownership interest in, Yellow Cab. During the six months ended June 29, 2025 and June 30, 2024, the Company recognized $7,588 and $7,543, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. In all transactions involving Yellow Cab, the Company’s standard franchisee recruiting and approval processes were followed, no modifications were made to the Company’s standard franchise agreements or related documents, and all deal terms and transaction documents were negotiated and executed on an arm’s-length basis, consistent with the Company’s comparable franchise transactions and relationships. As of June 29, 2025 and December 29, 2024, $1,153 and $1,132, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

Transactions with AMC

Ms. Kristin Dolan, a director of the Company, serves as the Chief Executive Officer of AMC Networks Inc. (“AMC”). During the six months ended June 29, 2025 and June 30, 2024, the Company purchased approximately $600 and $1,100, respectively, of advertising time from a subsidiary of AMC. The Company’s advertising spend with AMC was made in the ordinary course of business and approved on an arm’s-length basis, consistent with the Company’s comparable advertising decisions. As of June 29, 2025 and December 29, 2024, approximately $27 and $17, respectively, was due to AMC for such advertising time, which is included in “Advertising funds restricted liabilities.”

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(17) Segment Information

Wendy’s U.S. revenue, significant segment expenses and segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Wendy’s U.S. revenue	$461,142	$472,591	$890,756	$915,438

Wendy’s U.S. expense
Cost of sales	189,258	193,046	370,495	378,979
Franchise support and other costs	13,677	13,391	26,855	26,085
Advertising fund expense (a)	101,355	110,701	193,115	209,726
General and administrative	19,619	18,666	42,043	37,992
Other segment items (b)	74	78	112	123
Wendy’s U.S. adjusted EBITDA	$137,159	$136,709	$258,136	$262,533
_______________

(a)Includes advertising fund expense of $5,084 and $7,409 for the three and six months ended June 30, 2024, respectively, related to the Company’s funding of incremental advertising. There was no funding of incremental advertising during the three and six months ended June 29, 2025.

(b)Other segment items for the three and six months ended June 29, 2025 and June 30, 2024 primarily include professional fees.

Wendy’s International revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Wendy’s International revenue	$38,850	$36,361	$73,571	$69,176

Wendy’s International expense
Cost of sales	7,263	6,840	14,195	13,020
Advertising fund expense (a)	10,159	10,370	20,071	18,926
General and administrative	6,700	6,606	13,137	12,547
Other segment items (b)	1,502	1,870	3,498	3,318
Wendy’s International adjusted EBITDA	$13,226	$10,675	$22,670	$21,365
_______________

(a)Includes advertising fund expense of $183 and $342 for the three and six months ended June 29, 2025, respectively, and $603 and $765 for the three and six months ended June 30, 2024, respectively, related to the Company’s funding of incremental advertising. In addition, includes other international-related advertising surplus (deficit) of $34 and $(1,119) for the three and six months ended June 29, 2025, respectively, and $(320) and $(470) for the three and six months ended June 30, 2024, respectively.

(b)Other segment items for the three and six months ended June 29, 2025 and June 30, 2024 primarily include franchise support and other costs.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Global Real Estate & Development revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Global Real Estate & Development revenue	$60,937	$61,775	$120,074	$120,866

Global Real Estate & Development expense
Franchise rental expense	32,630	32,390	63,331	64,168
General and administrative	2,650	3,768	7,870	8,868
Other segment items (a)	(1,627)	(2,565)	(3,087)	(4,413)
Global Real Estate & Development adjusted EBITDA	$27,284	$28,182	$51,960	$52,243
_______________

(a)Other segment items primarily include equity in earnings from our TimWen joint venture and franchise support and other costs. Equity in earnings from our TimWen joint venture was $3,060 and $5,312 for the three and six months ended June 29, 2025, respectively, and $3,027 and $5,549 for the three and six months ended June 30, 2024, respectively.

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Wendy’s U.S.	$137,159	$136,709	$258,136	$262,533
Wendy’s International	13,226	10,675	22,670	21,365
Global Real Estate & Development	27,284	28,182	51,960	52,243
Total segment adjusted EBITDA	177,669	175,566	$332,766	$336,141
Unallocated franchise support and other costs	(658)	(191)	(1,245)	(217)
Advertising funds surplus	140	254	284	461
Unallocated general and administrative (a)	(30,516)	(32,456)	(64,639)	(65,846)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(36,990)	(37,492)	(73,539)	(73,010)
Amortization of cloud computing arrangements	(4,056)	(3,519)	(8,223)	(7,061)
System optimization gains, net	387	280	297	153
Reorganization and realignment costs	(174)	(2,452)	518	(8,125)
Impairment of long-lived assets	(1,686)	(689)	(3,107)	(2,695)
Unallocated other operating income, net	144	206	4,274	862
Interest expense, net	(30,945)	(30,995)	(62,422)	(61,530)
Investment income (loss), net	—	11	(1,718)	11
Other income, net	2,585	6,300	7,571	13,136
Income before income taxes	$75,900	$74,823	$130,817	$132,280
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

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued an amendment to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets for revenue arising from contracts with customers. The amendment is effective commencing with our 2026 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (the “Form 10-K”). There have been no material changes as of June 29, 2025 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic and dollar share, and the third largest globally with 7,334 restaurants in the U.S. and 35 foreign countries and U.S. territories as of June 29, 2025.

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

Executive Overview

Our Business

As of June 29, 2025, the Wendy’s restaurant system was comprised of 7,334 restaurants, with 5,967 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 387 were operated by the Company and 5,580 were operated by a total of 204 franchisees. In addition, at June 29, 2025, there were 1,367 Wendy’s restaurants in operation in 35 foreign countries and U.S. territories. Of the international restaurants, 1,354 were operated by a total of 112 franchisees and 13 were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of June 29, 2025.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and consumer spending levels, general economic and market trends and weather.

Wendy’s strategic framework includes providing fresh, famous food to consumers, delivering an exceptional customer experience through operational excellence and expanding the Company’s footprint across the globe. Our opportunities to execute on this framework for long-term profitable growth include (1) driving same-restaurant sales and market share growth, (2) accelerating digital growth, (3) improving restaurant profitability and (4) driving global unit growth.

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

Second Quarter Highlights

•Global systemwide sales decreased 1.9% to $3.66 billion in the second quarter of 2025 compared with $3.73 billion in the second quarter of 2024;

•Revenues decreased 1.7% to $560.9 million in the second quarter of 2025 compared with $570.7 million in the second quarter of 2024;

•Global same-restaurant sales decreased 2.9%, U.S. same-restaurant sales decreased 3.6% and international same-restaurant sales increased 1.8% compared with the second quarter of 2024. On a two-year basis, global same-restaurant sales decreased 2.1%;

•Global Company-operated restaurant margin was 15.6% in the second quarter of 2025, a decrease of 20 basis points compared with the second quarter of 2024;

•Income before income taxes increased 1.4% to $75.9 million in the second quarter of 2025 compared with $74.8 million in the second quarter of 2024;

•Digital sales increased to approximately 20.5% of global systemwide sales in the second quarter of 2025 compared with approximately 17.0% in the second quarter of 2024; and

•Systemwide restaurant count increased by 26 net new restaurants in the second quarter of 2025.

Year-to-Date Highlights

•Global systemwide sales decreased 1.8% to $7.05 billion in the first six months of 2025 compared with $7.18 billion in the first six months of 2024;

•Revenues decreased 1.9% to $1.08 billion in the first six months of 2025 compared with $1.11 billion in the first six months of 2024;

•Global same-restaurant sales decreased 2.5%, U.S. same-restaurant sales decreased 3.2% and international same-restaurant sales increased 2.1% compared with the first six months of 2024. On a two-year basis, global same restaurant sales decreased 1.6%;

•Global Company-operated restaurant margin was 15.0% in the first six months of 2025, a decrease of 30 basis points compared with the first six months of 2024;

•Income before income taxes decreased 1.1% to $130.8 million in the first six months of 2025 compared with $132.3 million in the first six months of 2024;

•Digital sales increased to approximately 20.4% of global systemwide sales in the first six months of 2025 compared with approximately 16.9% in the first six months of 2024; and

•Systemwide restaurant count increased by 94 net new restaurants in the first six months of 2025.

Results of Operations

The tables included throughout this Results of Operations section set forth in millions the Company’s condensed consolidated results of operations for the second quarter and first six months of 2025 and 2024.

	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Revenues:
Sales	$232.9	$237.4	$(4.5)	$452.4	$462.7	$(10.3)
Franchise royalty revenue and fees	156.2	157.6	(1.4)	301.4	304.2	(2.8)
Franchise rental income	60.4	60.6	(0.2)	118.9	118.6	0.3
Advertising funds revenue	111.4	115.1	(3.7)	211.7	220.0	(8.3)
	560.9	570.7	(9.8)	1,084.4	1,105.5	(21.1)
Costs and expenses:
Cost of sales	196.5	199.9	(3.4)	384.7	392.0	(7.3)
Franchise support and other costs	17.1	16.2	0.9	33.7	31.0	2.7
Franchise rental expense	32.6	32.4	0.2	63.3	64.2	(0.9)
Advertising funds expense	111.4	120.8	(9.4)	212.9	228.2	(15.3)
General and administrative	59.5	61.5	(2.0)	127.7	125.3	2.4
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	37.0	37.5	(0.5)	73.5	73.0	0.5
Amortization of cloud computing arrangements	4.1	3.5	0.6	8.2	7.1	1.1
System optimization gains, net	(0.4)	(0.3)	(0.1)	(0.3)	(0.2)	(0.1)
Reorganization and realignment costs	0.2	2.5	(2.3)	(0.5)	8.1	(8.6)
Impairment of long-lived assets	1.7	0.7	1.0	3.1	2.7	0.4
Other operating income, net	(3.1)	(3.5)	0.4	(9.3)	(6.6)	(2.7)
	456.6	471.2	(14.6)	897.0	924.8	(27.8)
Operating profit	104.3	99.5	4.8	187.4	180.7	6.7
Interest expense, net	(30.9)	(31.0)	0.1	(62.4)	(61.5)	(0.9)
Investment loss, net	—	—	—	(1.7)	—	(1.7)
Other income, net	2.5	6.3	(3.8)	7.5	13.1	(5.6)
Income before income taxes	75.9	74.8	1.1	130.8	132.3	(1.5)
Provision for income taxes	(20.8)	(20.2)	(0.6)	(36.5)	(35.7)	(0.8)
Net income	$55.1	$54.6	$0.5	$94.3	$96.6	$(2.3)

	Second Quarter				Six Months
	2025	% of Total Revenues	2024	% of Total Revenues	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Sales	$232.9	41.5%	$237.4	41.6%	$452.4	41.7%	$462.7	41.9%
Franchise royalty revenue and fees:
Franchise royalty revenue	132.1	23.6%	136.3	23.9%	253.9	23.4%	262.0	23.7%
Franchise fees	24.1	4.3%	21.3	3.7%	47.5	4.4%	42.2	3.8%
Total franchise royalty revenue and fees	156.2	27.8%	157.6	27.6%	301.4	27.8%	304.2	27.5%
Franchise rental income	60.4	10.8%	60.6	10.6%	118.9	11.0%	118.6	10.7%
Advertising funds revenue	111.4	19.9%	115.1	20.2%	211.7	19.5%	220.0	19.9%
Total revenues	$560.9	100.0%	$570.7	100.0%	$1,084.4	100.0%	$1,105.5	100.0%

	Second Quarter				Six Months
	2025	% of Sales	2024	% of Sales	2025	% of Sales	2024	% of Sales
Cost of sales:
Food and paper	$72.7	31.2%	$73.6	31.0%	$140.4	31.0%	$142.7	30.8%
Restaurant labor	73.4	31.5%	76.0	32.0%	144.2	31.9%	149.6	32.3%
Occupancy, advertising and other operating costs	50.4	21.7%	50.3	21.2%	100.1	22.1%	99.7	21.5%
Total cost of sales	$196.5	84.4%	$199.9	84.2%	$384.7	85.0%	$392.0	84.7%

	Second Quarter				Six Months
	2025	% of Sales	2024	% of Sales	2025	% of Sales	2024	% of Sales
Company-operated restaurant margin:
U.S.	$36.7	16.2%	$38.1	16.5%	$68.2	15.6%	$71.6	15.9%
Global	36.3	15.6%	37.5	15.8%	67.7	15.0%	70.7	15.3%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	Second Quarter		Six Months
	2025	2024	2025	2024
Key business measures:
U.S. same-restaurant sales:
Company-operated	(0.7)%	(1.1)%	(0.9)%	(1.0)%
Franchised	(3.8)%	0.7%	(3.4)%	0.8%
Systemwide	(3.6)%	0.6%	(3.2)%	0.6%

International same-restaurant sales (a)	1.8%	2.5%	2.1%	2.8%

Global same-restaurant sales:
Company-operated	(0.8)%	(1.3)%	(1.0)%	(1.1)%
Franchised (a)	(3.0)%	1.0%	(2.6)%	1.0%
Systemwide (a)	(2.9)%	0.8%	(2.5)%	0.9%

Systemwide sales (b):
U.S. Company-operated	$226.0	$231.2	$438.7	$450.6
U.S. franchised	2,905.3	3,008.5	5,608.7	5,783.1
U.S. systemwide	3,131.3	3,239.7	6,047.4	6,233.7
International Company-operated	6.9	6.2	13.6	12.1
International franchised (a)	522.0	483.3	988.5	931.4
International systemwide (a)	528.9	489.5	1,002.1	943.5
Global systemwide (a)	$3,660.2	$3,729.2	$7,049.5	$7,177.2
_______________

(a)Excludes Argentina due to the impact of that country’s highly inflationary economy.

(b)During the second quarter of 2025 and 2024, global systemwide sales decreased 1.8% and increased 2.6%, respectively, U.S. systemwide sales decreased 3.3% and increased 1.7%, respectively, and international systemwide sales increased 8.7% and 8.3%, respectively, on a constant currency basis. During the first six months of 2025 and 2024, global systemwide sales decreased 1.4% and increased 2.6%, respectively, U.S. systemwide sales decreased 3.0% and increased 1.7%, respectively, and international systemwide sales increased 8.8% and 8.5%, respectively, on a constant currency basis.

	Second Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at March 30, 2025	387	5,571	13	1,337	7,308
Opened	—	21	—	23	44
Closed	—	(12)	—	(6)	(18)
Restaurant count at June 29, 2025	387	5,580	13	1,354	7,334

	Six Months
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide

Restaurant count at December 29, 2024	381	5,552	13	1,294	7,240
Opened	8	41	—	69	118
Closed	—	(15)	—	(9)	(24)
Net (sold to) purchased by franchisees	(2)	2	—	—	—
Restaurant count at June 29, 2025	387	5,580	13	1,354	7,334

Sales	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Sales	$232.9	$237.4	$(4.5)	$452.4	$462.7	$(10.3)

The decrease in sales during the second quarter and the first six months of 2025 was primarily due to (1) a 0.8% and 1.0% decrease in global Company-operated same-restaurant sales of $2.0 million and $4.3 million, respectively, and (2) net closures of Company-operated restaurants of $1.4 million and $4.6 million, respectively. Company-operated same-restaurant sales decreased due to a decrease in traffic, partially offset by higher average check.

Franchise Royalty Revenue and Fees	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Franchise royalty revenue	$132.1	$136.3	$(4.2)	$253.9	$262.0	$(8.1)
Franchise fees	24.1	21.3	2.8	47.5	42.2	5.3
	$156.2	$157.6	$(1.4)	$301.4	$304.2	$(2.8)

Franchise royalty revenue during the second quarter and the first six months of 2025 decreased primarily due to a 3.0% and 2.6% decrease in global franchise same-restaurant sales, respectively. Franchise same-restaurant sales during the second quarter and the first six months of 2025 decreased due to a decrease in traffic, partially offset by higher average check.

The increase in franchise fees during the second quarter and the first six months of 2025 was primarily due to higher fees for providing information technology services to franchisees.

Franchise Rental Income	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Franchise rental income	$60.4	$60.6	$(0.2)	$118.9	$118.6	$0.3

The decrease in franchise rental income during the second quarter of 2025 was primarily due to the impact of assigning certain leases to franchisees in the prior year of $1.5 million. This decrease was partially offset by (1) entering into new leases of $0.6 million and (2) amending certain existing leases of $0.5 million.

The increase in franchise rental income during the first six months of 2025 was primarily due to (1) amending certain existing leases of $1.6 million and (2) entering into new leases of $1.3 million. These increases were partially offset by the impact of assigning certain leases to franchisees of $2.1 million.

Advertising Funds Revenue	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Advertising funds revenue	$111.4	$115.1	$(3.7)	$211.7	$220.0	$(8.3)

The decrease in advertising funds revenue during the second quarter and the first six months of 2025 was primarily due to a decrease in franchise same-restaurant sales in the U.S.

Cost of Sales, as a Percent of Sales	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Food and paper	31.2%	31.0%	0.2%	31.0%	30.8%	0.2%
Restaurant labor	31.5%	32.0%	(0.5)%	31.9%	32.3%	(0.4)%
Occupancy, advertising and other operating costs	21.7%	21.2%	0.5%	22.1%	21.5%	0.6%
	84.4%	84.2%	0.2%	85.0%	84.7%	0.3%

The increase in cost of sales, as a percent of sales, during the second quarter and the first six months of 2025 was primarily due to (1) higher commodity costs, (2) an increase in restaurant labor rates and (3) a decrease in traffic. These impacts were partially offset by (1) labor efficiencies and (2) higher average check.

Franchise Support and Other Costs	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Franchise support and other costs	$17.1	$16.2	$0.9	$33.7	$31.0	$2.7

The increase in franchise support and other costs during the second quarter and the first six months of 2025 was primarily due to an increase in costs incurred to provide information technology services and other services to franchisees.

Franchise Rental Expense	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Franchise rental expense	$32.6	$32.4	$0.2	$63.3	$64.2	$(0.9)

The decrease in franchise rental expense during the first six months of 2025 was primarily due to the impact of terminating certain existing leases.

Advertising Funds Expense	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Advertising funds expense	$111.4	$120.8	$(9.4)	$212.9	$228.2	$(15.3)

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. The decrease in advertising funds expense during the second quarter and the first six months of 2025 was primarily due to (1) the same factor as described above for “Advertising Funds Revenue” and (2) a decrease in the recognition of the Company breakfast advertising spend in excess of advertising funds revenue when compared to the prior year.

General and Administrative	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Employee compensation and benefits	$36.5	$33.5	$3.0	$75.0	$68.2	$6.8
Incentive compensation	0.4	5.5	(5.1)	8.0	12.5	(4.5)
Other, net	22.6	22.5	0.1	44.7	44.6	0.1
	$59.5	$61.5	$(2.0)	$127.7	$125.3	$2.4

The decrease in general and administrative expenses during the second quarter of 2025 was primarily due to a decrease in incentive compensation accruals, reflecting lower operating performance as compared to plan in 2025 versus 2024. This decrease was partially offset by higher employee compensation and benefits.

The increase in general and administrative expenses during the first six months of 2025 was primarily due to higher employee compensation and benefits, partially offset by a decrease in incentive compensation accruals, reflecting lower operating performance as compared to plan in 2025 versus 2024.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Restaurants	$23.0	$23.1	$(0.1)	$45.8	$45.6	$0.2
Technology support, corporate and other	14.0	14.4	(0.4)	27.7	27.4	0.3
	$37.0	$37.5	$(0.5)	$73.5	$73.0	$0.5

The change in depreciation and amortization during the second quarter and the first six months of 2025 was primarily due to depreciation and amortization for technology investments.

Amortization of Cloud Computing Arrangements	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Amortization of cloud computing arrangements	$4.1	$3.5	$0.6	$8.2	$7.1	$1.1

The increase in amortization of cloud computing arrangements during the second quarter and the first six months of 2025 was primarily due to amortization of assets associated with the Company’s digital investments.

Reorganization and Realignment Costs	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Organizational Redesign Plan	$0.1	$2.4	$(2.3)	$(0.8)	$8.0	$(8.8)
Other reorganization and realignment plans	0.1	0.1	—	0.3	0.1	0.2
	$0.2	$2.5	$(2.3)	$(0.5)	$8.1	$(8.6)

During the first six months of 2025, the Company recognized costs under the Organizational Redesign Plan of ($0.8) million, which primarily included a reversal of a severance accrual as a result of a change in estimate. During the second quarter and the first six months of 2024, the Company recognized costs under the Organizational Redesign Plan of $2.4 million and $8.0 million, respectively, which primarily included severance and related employee costs. See Note 11 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information on the Organizational Redesign Plan.

Impairment of Long-Lived Assets	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Impairment of long-lived assets	$1.7	$0.7	$1.0	$3.1	$2.7	$0.4

The increase in impairment of long-lived assets during the second quarter and the first six months of 2025 was primarily due to higher impairment charges resulting from the deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Claim settlement	$—	$—	$—	$4.0	$—	$4.0
Lease buyout	(0.1)	0.4	(0.5)	0.1	0.4	(0.3)
Other, net	3.2	3.1	0.1	5.2	6.2	(1.0)
	$3.1	$3.5	$(0.4)	$9.3	$6.6	$2.7

The decrease in other operating income, net during the second quarter of 2025 was primarily due to a decrease in lease buyout activity. The increase in other operating income, net during the first six months of 2025 was primarily due to the settlement of a claim.

Interest Expense, Net	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Interest expense, net	$30.9	$31.0	$(0.1)	$62.4	$61.5	$0.9

The increase in interest expense, net during the first six months of 2025 was primarily due to lower interest income as a result of amending certain sales-type and direct financing leases.

Investment Loss, Net	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Investment loss, net	$—	$—	$—	$1.7	$—	$1.7

During the first six months of 2025, the Company recorded a loss of $1.7 million due to impairment charges for the difference between the estimated fair value and the carrying value of an investment in equity securities.

Other Income, Net	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Other income, net	$2.5	$6.3	$(3.8)	$7.5	$13.1	$(5.6)

The decrease in other income, net during the second quarter and the first six months of 2025 was primarily due to a decrease in interest income, reflecting lower balances of cash equivalents.

Provision for Income Taxes	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Income before income taxes	$75.9	$74.8	$1.1	$130.8	$132.3	$(1.5)
Provision for income taxes	(20.8)	(20.2)	(0.6)	(36.5)	(35.7)	(0.8)
Effective tax rate on income	27.4%	27.0%	0.4%	27.9%	26.9%	1.0%

The effective tax rates for the second quarter and the first six months of 2025 and 2024 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The increase in the effective tax rate for the second quarter and the first six months of 2025 was primarily due to the tax effects of share-based compensation. The effective tax rate for the first six months of 2025 also increased due to a one-time adjustment to our deferred income taxes related to prior periods.

Segment Information

See Note 17 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Sales	$226.0	$231.2	$(5.2)	$438.7	$450.6	$(11.9)
Franchise royalty revenue	112.8	118.0	(5.2)	217.2	226.8	(9.6)
Franchise fees	20.9	17.8	3.1	41.8	35.7	6.1
Advertising fund revenue	101.4	105.6	(4.2)	193.1	202.3	(9.2)
Total revenues	$461.1	$472.6	$(11.5)	$890.8	$915.4	$(24.6)
Segment profit	$137.2	$136.7	$0.5	$258.1	$262.5	$(4.4)

The decrease in Wendy’s U.S. revenues during the second quarter and the first six months of 2025 was primarily due to (1) a decrease in same-restaurant sales and (2) net closures of restaurants. Same-restaurant sales decreased during the second quarter and the first six months of 2025 primarily due to a decrease in traffic, partially offset by higher average check.

The increase in Wendy’s U.S. segment profit during the second quarter of 2025 was primarily due to a decrease in the Company’s funding of incremental advertising. This change was partially offset by (1) lower revenues, (2) higher general and administrative expense and (3) higher cost of sales, as a percent of sales for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales.”

The decrease in Wendy’s U.S. segment profit during the first six months of 2025 was primarily due to (1) lower revenues, (2) higher general and administrative expense and (3) higher cost of sales, as a percent of sales for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales.” These changes were partially offset by a decrease in the Company’s funding of incremental advertising.

Wendy’s International

	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Sales	$6.9	$6.2	$0.7	$13.6	$12.1	$1.5
Franchise royalty revenue	19.4	18.3	1.1	36.7	35.1	1.6
Franchise fees	2.6	2.4	0.2	4.7	4.3	0.4
Advertising fund revenue	10.0	9.5	0.5	18.6	17.7	0.9
Total revenues	$38.9	$36.4	$2.5	$73.6	$69.2	$4.4
Segment profit	$13.2	$10.7	$2.5	$22.7	$21.4	$1.3

The increase in Wendy’s International revenues during the second quarter and the first six months of 2025 was primarily due to net new restaurant development.

The increase in Wendy’s International segment profit during the second quarter and the first six months of 2025 was primarily due to higher revenues. During the first six months of 2025, this increase was partially offset by higher advertising fund expenses.

Global Real Estate & Development

	Second Quarter			Six Months
	2025	2024	Change	2025	2024	Change
Franchise fees	$0.5	$1.2	$(0.7)	$1.2	$2.2	$(1.0)
Franchise rental income	60.4	60.6	(0.2)	118.9	118.7	0.2
Total revenues	$60.9	$61.8	$(0.9)	$120.1	$120.9	$(0.8)
Segment profit	$27.3	$28.2	$(0.9)	$52.0	$52.2	$(0.2)

The decrease in Global Real Estate & Development revenues during the second quarter and the first six months of 2025 was primarily due to lower development-related fees.

The decrease in Global Real Estate & Development segment profit during the second quarter and the first six months of 2025 was primarily due to lower revenues. During the first six months of 2025, this decrease was partially offset by lower franchise rental expense driven by the same factors as described above for “Franchise Rental Expense.”

Liquidity and Capital Resources

As of June 29, 2025, cash, cash equivalents and restricted cash totaled $330.1 million. In addition, the Company maintains a revolving financing facility, which allows for the drawing of up to $300.0 million. Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

We currently believe we have the ability to pursue additional sources of liquidity if needed or desired to fund operating cash requirements or for other purposes. However, there can be no assurance that additional liquidity will be readily available or available on terms acceptable to us.

Stock Repurchases

In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the six months ended June 29, 2025, the Company repurchased 13.0 million shares under the January 2023 Authorization with an aggregate purchase price of $186.0 million, of which $0.2 million was accrued as of June 29, 2025, and excluding excise tax of $1.8 million and commissions of $0.2 million. As of June 29, 2025, the Company had $49.0 million of availability remaining under the January 2023 Authorization. Subsequent to June 29, 2025 through August 1, 2025, the Company repurchased 0.8 million shares under the January 2023 Authorization with an aggregate purchase price of $8.8 million, excluding applicable excise tax and commissions.

Dividends

On March 17, 2025 and June 16, 2025, the Company paid quarterly cash dividends per share of $.25 and $.14, respectively, aggregating $76.2 million. On August 8, 2025, the Company announced a dividend of $.14 per share to be paid on September 16, 2025 to stockholders of record as of September 2, 2025. If the Company pays regular quarterly cash dividends for the remainder of 2025 at the same rate as declared in the third quarter of 2025, the Company’s total cash requirement for dividends for the remainder of 2025 would be approximately $53.4 million based on the number of shares of its common stock outstanding at August 1, 2025. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Long-Term Debt, Including Current Portion

Wendy’s U.S. advertising fund has a revolving line of credit of $15.0 million, which was established to support the Company’s advertising fund operations. During the three months ended March 30, 2025, the Company borrowed and repaid $15.0 million and $8.5 million, respectively, under the revolving line of credit. During the three months ended June 29, 2025, the Company borrowed an additional $8.5 million under the revolving line of credit. As a result, as of June 29, 2025, the Company had outstanding borrowings of $15.0 million under the revolving line of credit.

Except as described above, there were no material changes to the Company’s debt obligations since December 29, 2024. The Company was in compliance with its debt covenants as of June 29, 2025. See Note 5 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes our cash flows from operating, investing and financing activities for the first six months of 2025 and 2024:

	Six Months
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$146.0	$145.5	$0.5
Investing activities	(52.3)	(44.0)	(8.3)
Financing activities	(272.7)	(162.4)	(110.3)
Effect of exchange rate changes on cash	5.5	(3.3)	8.8
Net decrease in cash, cash equivalents and restricted cash	$(173.5)	$(64.2)	$(109.3)

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $146.0 million and $145.5 million in the first six months of 2025 and 2024, respectively. The change was primarily due to an increase in net income, adjusted for non-cash expenses.

Investing Activities

Cash used in investing activities was $52.3 million and $44.0 million in the first six months of 2025 and 2024, respectively. The change was primarily due to (1) an increase in expenditures associated with the Company’s franchise development fund of $5.0 million and (2) an increase in capital expenditures of $4.6 million.

Financing Activities

Cash used in financing activities was $272.7 million and $162.4 million in the first six months of 2025 and 2024, respectively. The change was primarily due to an increase in repurchases of the Company’s common stock of $152.3 million. This change was partially offset by (1) a decrease in dividends of $26.4 million and (2) a net increase in cash provided by long-term debt activities of $15.0 million, reflecting the impact of the draw on the Company’s U.S. advertising fund revolving line of credit.

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor directly impacted our consolidated results of operations during the six months ended June 29, 2025, and we anticipate continued labor inflation throughout the remainder of 2025. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases, product mix and focused execution of operational excellence. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, eggs, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 29, 2025 there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 29, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 29, 2025. Based on such evaluations, the Interim Chief Executive Officer and Chief Financial Officer concluded that as of June 29, 2025, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the second quarter of 2025 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

There are inherent limitations in the effectiveness of any control system, including the potential for human error and the possible circumvention or overriding of controls and procedures. Additionally, judgments in decision-making can be faulty and breakdowns can occur because of a simple error or mistake. An effective control system can provide only reasonable, not absolute, assurance that the control objectives of the system are adequately met. Accordingly, the management of the Company, including its Interim Chief Executive Officer and Chief Financial Officer, does not expect that the control system can prevent or detect all error or fraud. Finally, projections of any evaluation or assessment of effectiveness of a control system to future periods are subject to the risks that, over time, controls may become inadequate because of changes in an entity’s operating environment or deterioration in the degree of compliance with policies or procedures.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the second quarter of 2025:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
March 31, 2025 through May 4, 2025	3,844,159	$13.26	3,843,403	$60,034,808
May 5, 2025 through June 1, 2025	681,354	$11.92	679,865	$51,940,390
June 2, 2025 through June 29, 2025	251,970	$11.53	251,970	$49,037,650
Total	4,777,483	$12.97	4,775,238	$49,037,650

(1)Includes 2,245 shares of common stock reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible.

Subsequent to June 29, 2025 through August 1, 2025, the Company repurchased 0.8 million shares under the January 2023 Authorization with an aggregate purchase price of $8.8 million, excluding applicable excise tax and commissions.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Marketing Consulting Agreement between The Wendy’s Company and Kenneth W. Gilbert dated as of March 31, 2025.*
31.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2025 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2025, formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: August 8, 2025	By: /s/ Kenneth Cook
Kenneth Cook
Interim Chief Executive Officer and Chief Financial Officer
(On behalf of the registrant)

Date: August 8, 2025	By: /s/ Suzanne M. Thuerk
Suzanne M. Thuerk
Chief Accounting Officer
(Principal Accounting Officer)