Form 10-Q
period 2025-09-28
Wendy's Co
filed 2025-11-07
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025

or

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
Yes ☐ No ☒

There were 190,339,781 shares of The Wendy’s Company common stock outstanding as of October 30, 2025.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	September 28, 2025	December 29, 2024
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$291,408	$450,512
Restricted cash	34,346	34,481
Accounts and notes receivable, net	128,460	99,926
Inventories	6,935	6,529
Prepaid expenses and other current assets	55,114	45,563
Advertising funds restricted assets	124,593	99,129
Total current assets	640,856	736,140
Properties	923,513	907,787
Finance lease assets	302,331	244,954
Operating lease assets	660,709	679,777
Goodwill	774,784	771,468
Other intangible assets	1,177,436	1,192,264
Investments	25,851	29,006
Net investment in sales-type and direct financing leases	283,929	288,048
Other assets	186,766	185,399
Total assets	$4,976,175	$5,034,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$425,336	$78,163
Current portion of finance lease liabilities	25,921	22,509
Current portion of operating lease liabilities	51,223	50,068
Accounts payable	27,195	28,455
Accrued expenses and other current liabilities	138,381	118,224
Advertising funds restricted liabilities	125,670	100,212
Total current liabilities	793,726	397,631
Long-term debt	2,298,622	2,662,130
Long-term finance lease liabilities	637,459	575,363
Long-term operating lease liabilities	679,684	704,333
Deferred income taxes	291,336	263,420
Deferred franchise fees	87,964	88,387
Other liabilities	78,191	84,227
Total liabilities	4,866,982	4,775,491
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 190,311 and 203,834 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,981,420	2,982,102
Retained earnings	435,290	399,700
Common stock held in treasury, at cost; 280,113 and 266,590 shares, respectively	(3,287,119)	(3,094,739)
Accumulated other comprehensive loss	(67,440)	(74,753)
Total stockholders’ equity	109,193	259,352
Total liabilities and stockholders’ equity	$4,976,175	$5,034,843

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(Unaudited)
Revenues:
Sales	$233,154	$230,403	$685,517	$693,081
Franchise royalty revenue and fees	152,010	153,868	453,458	458,038
Franchise rental income	57,339	59,314	176,204	177,938
Advertising funds revenue	107,013	123,154	318,738	343,162
	549,516	566,739	1,633,917	1,672,219
Costs and expenses:
Cost of sales	204,259	195,638	588,949	587,637
Franchise support and other costs	17,519	16,047	51,184	47,011
Franchise rental expense	30,941	32,237	94,272	96,405
Advertising funds expense	107,681	129,732	320,583	357,923
General and administrative	57,909	62,794	185,598	188,047
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	38,393	36,996	111,932	110,006
Amortization of cloud computing arrangements	5,226	3,576	13,449	10,637
System optimization gains, net	(29)	(420)	(326)	(573)
Reorganization and realignment costs	316	354	(202)	8,479
Impairment of long-lived assets	2,257	178	5,364	2,873
Other operating income, net	(7,005)	(5,068)	(16,321)	(11,564)
	457,467	472,064	1,354,482	1,396,881
Operating profit	92,049	94,675	279,435	275,338
Interest expense, net	(31,543)	(31,270)	(93,965)	(92,800)
Investment (loss) income, net	—	—	(1,718)	11
Other income, net	2,730	6,246	10,301	19,382
Income before income taxes	63,236	69,651	194,053	201,931
Provision for income taxes	(18,984)	(19,427)	(55,459)	(55,071)
Net income	$44,252	$50,224	$138,594	$146,860

Net income per share:
Basic	$.23	$.25	$.71	$.72
Diluted	$.23	$.25	$.71	$.71

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
	(Unaudited)
Net income	$44,252	$50,224	$138,594	$146,860
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,904)	4,382	7,313	(2,215)
Other comprehensive (loss) income	(4,904)	4,382	7,313	(2,215)
Comprehensive income	$39,348	$54,606	$145,907	$144,645

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 29, 2024	$47,042	$2,982,102	$399,700	$(3,094,739)	$(74,753)	$259,352
Net income	—	—	39,232	—	—	39,232
Other comprehensive income	—	—	—	—	1,912	1,912
Cash dividends	—	—	(49,432)	—	—	(49,432)
Repurchases of common stock	—	—	—	(125,399)	—	(125,399)
Share-based compensation	—	5,572	—	—	—	5,572
Common stock issued upon exercises of stock options	—	(130)	—	326	—	196
Common stock issued upon vesting of restricted shares	—	(2,702)	—	1,453	—	(1,249)
Other	—	23	(19)	51	—	55
Balance at March 30, 2025	$47,042	$2,984,865	$389,481	$(3,218,308)	$(72,841)	$130,239
Net income	—	—	55,110	—	—	55,110
Other comprehensive income	—	—	—	—	10,305	10,305
Cash dividends	—	—	(26,811)	—	—	(26,811)
Repurchases of common stock	—	—	—	(62,558)	—	(62,558)
Share-based compensation	—	5,132	—	—	—	5,132
Common stock issued upon exercises of stock options	—	(245)	—	1,689	—	1,444
Common stock issued upon vesting of restricted shares	—	(1,504)	—	1,476	—	(28)
Other	—	17	(15)	53	—	55
Balance at June 29, 2025	$47,042	$2,988,265	$417,765	$(3,277,648)	$(62,536)	$112,888
Net income	—	—	44,252	—	—	44,252
Other comprehensive loss	—	—	—	—	(4,904)	(4,904)
Cash dividends	—	—	(26,711)	—	—	(26,711)
Repurchases of common stock	—	—	—	(14,174)	—	(14,174)
Share-based compensation	—	(934)	—	—	—	(934)
Common stock issued upon exercises of stock options	—	(257)	—	431	—	174
Common stock issued upon vesting of restricted shares	—	(5,652)	—	4,204	—	(1,448)
Other	—	(2)	(16)	68	—	50
Balance at September 28, 2025	$47,042	$2,981,420	$435,290	$(3,287,119)	$(67,440)	$109,193

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

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 28, 2025	September 29, 2024
	(Unaudited)
Cash flows from operating activities:
Net income	$138,594	$146,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	111,932	110,006
Amortization of cloud computing arrangements	13,449	10,637
Share-based compensation	9,770	18,491
Impairment of long-lived assets	5,364	2,873
Deferred income tax	26,808	(465)
Non-cash rental expense, net	34,670	31,973
Change in operating lease liabilities	(36,882)	(36,461)
Net receipt of deferred vendor incentives	6,568	1,449
System optimization gains, net	(326)	(573)
Distributions received from joint ventures, net of equity in earnings	2,363	2,055
Long-term debt-related activities, net	5,602	5,609
Cloud computing arrangements expenditures	(16,433)	(10,583)
Changes in operating assets and liabilities and other, net	(26,216)	4,810
Net cash provided by operating activities	275,263	286,681
Cash flows from investing activities:
Capital expenditures	(64,043)	(52,361)
Franchise development fund	(23,096)	(21,040)
Acquisitions	(16,854)	—
Dispositions	1,485	3,222
Notes receivable, net	1,949	1,383
Net cash used in investing activities	(100,559)	(68,796)
Cash flows from financing activities:
Proceeds from long-term debt	23,500	—
Repayments of long-term debt	(30,437)	(21,937)
Repayments of finance lease liabilities	(18,064)	(15,421)
Repurchases of common stock	(200,766)	(60,056)
Dividends	(102,954)	(153,411)
Proceeds from stock option exercises	1,916	4,651
Payments related to tax withholding for share-based compensation	(2,827)	(4,395)
Net cash used in financing activities	(329,632)	(250,569)
Net cash used in operations before effect of exchange rate changes on cash	(154,928)	(32,684)
Effect of exchange rate changes on cash	3,335	(1,603)
Net decrease in cash, cash equivalents and restricted cash	(151,593)	(34,287)
Cash, cash equivalents and restricted cash at beginning of period	503,608	588,816
Cash, cash equivalents and restricted cash at end of period	$352,015	$554,529

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of September 28, 2025, the results of our operations for the three and nine months ended September 28, 2025 and September 29, 2024 and cash flows for the nine months ended September 28, 2025 and September 29, 2024. The results of operations for the nine months ended September 28, 2025 are not necessarily indicative of the results to be expected for the full 2025 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (the “Form 10-K”).

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

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended September 28, 2025
Sales at Company-operated restaurants	$225,264	$7,890	$—	$233,154
Franchise royalty revenue	108,201	19,611	—	127,812
Franchise fees	20,879	2,471	848	24,198
Franchise rental income	—	—	57,339	57,339
Advertising funds revenue	97,073	9,940	—	107,013
Total revenues	$451,417	$39,912	$58,187	$549,516

Three Months Ended September 29, 2024
Sales at Company-operated restaurants	$222,745	$7,658	$—	$230,403
Franchise royalty revenue	114,379	18,222	—	132,601
Franchise fees	17,859	2,306	1,102	21,267
Franchise rental income	—	—	59,314	59,314
Advertising funds revenue	113,742	9,412	—	123,154
Total revenues	$468,725	$37,598	$60,416	$566,739

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Nine Months Ended September 28, 2025
Sales at Company-operated restaurants	$663,981	$21,536	$—	$685,517
Franchise royalty revenue	325,449	56,271	—	381,720
Franchise fees	62,555	7,126	2,057	71,738
Franchise rental income	—	—	176,204	176,204
Advertising funds revenue	290,188	28,550	—	318,738
Total revenues	$1,342,173	$113,483	$178,261	$1,633,917

Nine Months Ended September 29, 2024
Sales at Company-operated restaurants	$673,364	$19,717	$—	$693,081
Franchise royalty revenue	341,229	53,370	—	394,599
Franchise fees	53,511	6,584	3,344	63,439
Franchise rental income	—	—	177,938	177,938
Advertising funds revenue	316,059	27,103	—	343,162
Total revenues	$1,384,163	$106,774	$181,282	$1,672,219

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	September 28, 2025 (a)	December 29, 2024 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$61,654	$55,601
Receivables, which are included in “Advertising funds restricted assets”	67,936	73,223
Deferred franchise fees (c)	99,517	99,411
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $11,553 and $87,964, respectively, as of September 28, 2025, and $11,024 and $88,387, respectively, as of December 29, 2024.

Significant changes in deferred franchise fees are as follows:

	Nine Months Ended
	September 28, 2025	September 29, 2024
Deferred franchise fees at beginning of period	$99,411	$100,805
Revenue recognized during the period	(6,865)	(8,873)
New deferrals due to cash received and other	6,971	8,822
Deferred franchise fees at end of period	$99,517	$100,754

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2025 (a)	$6,373
2026	6,893
2027	6,742
2028	6,607
2029	6,508
Thereafter	66,394
$99,517
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2025, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

(3) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment. As of September 28, 2025, the nature of restaurants operated by the Company and its franchisees was as follows:

September 28, 2025
Company-operated restaurants:
Owned land and building	155
Owned building and held long-term land leases	141
Leased land and building	139
Total Company-operated restaurants	435

Franchisee-operated restaurants:
Company-owned properties leased to franchisees	490
Company-leased properties subleased to franchisees	1,149
Other franchisee-operated restaurants	5,289
Total franchisee-operated restaurants	6,928
Total Company-operated and franchisee-operated restaurants	7,363

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Finance lease cost:
Amortization of finance lease assets	$5,070	$4,779	$15,100	$13,448
Interest on finance lease liabilities	11,142	10,921	32,884	32,278
	16,212	15,700	47,984	45,726
Operating lease cost	19,704	21,496	61,543	64,721
Variable lease cost (a)	17,190	17,087	50,672	50,940
Short-term lease cost	1,284	1,478	3,854	4,098
Total operating lease cost (b)	38,178	40,061	116,069	119,759
Total lease cost	$54,390	$55,761	$164,053	$165,485
_______________

(a)Includes expenses for executory costs of $10,367 and $10,108 for the three months ended September 28, 2025 and September 29, 2024, respectively, and $31,339 and $30,362 for the nine months ended September 28, 2025 and September 29, 2024, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $30,899 and $32,197 for the three months ended September 28, 2025 and September 29, 2024, respectively, and $94,120 and $96,270 for the nine months ended September 28, 2025 and September 29, 2024, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $6,886 and $7,299 for the three months ended September 28, 2025 and September 29, 2024, respectively, and $20,773 and $22,089 for the nine months ended September 28, 2025 and September 29, 2024, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

Company as Lessor

The components of lease income are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Sales-type and direct-financing leases:
Selling profit	$95	$67	$118	$139
Interest income (a)	6,845	7,110	20,703	22,007

Operating lease income	39,511	41,882	124,399	126,329
Variable lease income	17,828	17,432	51,805	51,609
Franchise rental income (b)	$57,339	$59,314	$176,204	$177,938
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $41,548 and $43,698 recognized during the three months ended September 28, 2025 and September 29, 2024, respectively, and $128,999 and $131,530 for the nine months ended September 28, 2025 and September 29, 2024, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $10,439 and $10,112 for the three months ended September 28, 2025 and September 29, 2024, respectively, and $31,148 and $30,356 for the nine months ended September 28, 2025 and September 29, 2024, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) Investments

The following is a summary of the carrying value of our investments:

	September 28, 2025	December 29, 2024
Equity method investment	$25,851	$27,288
Other investments in equity securities	—	1,718
	$25,851	$29,006

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

Presented below is activity related to our investment in TimWen included in our condensed consolidated financial statements:

	Nine Months Ended
	September 28, 2025	September 29, 2024
Balance at beginning of period	$27,288	$32,727

Equity in earnings for the period	10,177	10,493
Amortization of purchase price adjustments (a)	(1,784)	(1,870)
	8,393	8,623
Distributions received	(10,756)	(10,678)
Foreign currency translation adjustment included in “Other comprehensive (loss) income”	926	(632)
Balance at end of period	$25,851	$30,040
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

Other Investments in Equity Securities

During the nine months ended September 28, 2025, the Company recorded an impairment charge of $1,718 for the difference between the estimated fair value and the carrying value of an investment in equity securities. As a result, the carrying value of the investment was zero as of September 28, 2025.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Long-Term Debt

Long-term debt consisted of the following:

	September 28, 2025	December 29, 2024
Class A-2 Notes:
4.236% Series 2022-1 Class A-2-I Notes, anticipated repayment date 2029	$96,750	$97,500
4.535% Series 2022-1 Class A-2-II Notes, anticipated repayment date 2032	383,134	386,134
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	415,394	418,769
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	622,155	627,030
3.783% Series 2019-1 Class A-2-I Notes, anticipated repayment date 2026	350,673	353,673
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	395,248	398,623
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	432,787	436,349
7% debentures, due in December 2025	49,413	48,913
Unamortized debt issuance costs	(21,596)	(26,698)
	2,723,958	2,740,293
Less amounts payable within one year	(425,336)	(78,163)
Total long-term debt	$2,298,622	$2,662,130

Other Long-Term Debt

Wendy’s U.S. advertising fund has a revolving line of credit of $15,000, which was established to support the Company’s advertising fund operations and bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. Borrowings under the line of credit are guaranteed by Wendy’s. During the three months ended March 30, 2025, the Company borrowed and repaid $15,000 and $8,500, respectively, under the revolving line of credit. During the three months ended June 29, 2025, the Company borrowed an additional $8,500 under the revolving line of credit. There were no new borrowings or repayments under the revolving line of credit during the three months ended September 28, 2025. As a result, as of September 28, 2025, the Company had outstanding borrowings of $15,000 under the revolving line of credit, which is included in “Advertising funds restricted liabilities.”

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 28, 2025		December 29, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$146,711	$146,711	$319,212	$319,212	Level 1
Other investments in equity securities (a)	—	—	1,718	1,718	Level 2

Financial liabilities
Series 2022-1 Class A-2-I Notes (b)	96,750	94,892	97,500	93,744	Level 2
Series 2022-1 Class A-2-II Notes (b)	383,134	372,866	386,134	371,855	Level 2
Series 2021-1 Class A-2-I Notes (b)	415,394	384,572	418,769	376,256	Level 2
Series 2021-1 Class A-2-II Notes (b)	622,155	557,700	627,030	551,981	Level 2
Series 2019-1 Class A-2-I Notes (b)	350,673	346,465	353,673	345,093	Level 2
Series 2019-1 Class A-2-II Notes (b)	395,248	378,608	398,623	387,039	Level 2
Series 2018-1 Class A-2-II Notes (b)	432,787	426,512	436,349	418,027	Level 2
U.S. advertising fund revolving line of credit	15,000	15,000	—	—	Level 2
7% debentures, due in 2025 (b)	49,413	50,077	48,913	50,034	Level 2
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

Total impairment losses may reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements, favorable lease assets and right-of-use assets) to fair value as a result of (1) the deterioration in operating performance of certain Company-operated restaurants and (2) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants, including any subsequent lease modifications. The fair values of long-lived assets held and used presented in the tables below represent the remaining carrying value and were estimated based on either discounted cash flows of future anticipated lease and sublease income or discounted cash flows of future anticipated Company-operated restaurant performance. Total impairment losses may also include the impact of remeasuring long-lived assets held for sale. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 13 for further information on impairment of our long-lived assets.

		Fair Value Measurements
	September 28, 2025	Level 1	Level 2	Level 3
Held and used	$1,052	$—	$—	$1,052
Held for sale	1,934	—	—	1,934
Total	$2,986	$—	$—	$2,986

		Fair Value Measurements
	December 29, 2024	Level 1	Level 2	Level 3
Held and used	$2,391	$—	$—	$2,391
Held for sale	1,558	—	—	1,558
Total	$3,949	$—	$—	$3,949

(7) Income Taxes

The Company’s effective tax rate for the three months ended September 28, 2025 and September 29, 2024 was 30.0% and 27.9%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended September 28, 2025 primarily due to state income taxes, the tax effects of our foreign operations and share-based compensation.

The Company’s effective tax rate for the nine months ended September 28, 2025 and September 29, 2024 was 28.6% and 27.3%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the nine months ended September 28, 2025 primarily due to state income taxes and the tax effects of our foreign operations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. Key provisions include the permanent extension of several business tax incentives originally established under the 2017 Tax Cuts and Jobs Act, as well as changes to provisions related to bonus depreciation, and research and development. The Company is currently evaluating the impact of the OBBBA on our condensed consolidated financial statements. We currently expect that these changes will have an impact on the Company’s current and deferred tax assets and liabilities as well as a favorable impact on the amount of cash taxes paid.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(8) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income	$44,252	$50,224	$138,594	$146,860

Common stock:
Weighted average basic shares outstanding	190,794	203,264	194,462	204,518
Dilutive effect of stock options and restricted shares	459	990	733	1,285
Weighted average diluted shares outstanding	191,253	204,254	195,195	205,803

Net income per share:
Basic	$.23	$.25	$.71	$.72
Diluted	$.23	$.25	$.71	$.71

Basic net income per share for the three and nine months ended September 28, 2025 and September 29, 2024 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 10,193 and 8,823 for the three and nine months ended September 28, 2025, respectively, and 8,605 and 7,667 for the three and nine months ended September 29, 2024, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(9) Stockholders’ Equity

Dividends

During the first, second, and third quarters of 2025, the Company paid dividends per share of $.25, $.14 and $.14, respectively. During each of the first, second, and third quarters of 2024, the Company paid dividends per share of $.25.

Repurchases of Common Stock

In January 2023, our Board of Directors authorized a repurchase program for up to $500,000 of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the nine months ended September 28, 2025, the Company repurchased 14,361 shares under the January 2023 Authorization with an aggregate purchase price of $200,000, excluding excise tax of $1,930 and commissions of $201. During the nine months ended September 28, 2025, the Company paid $565 in excise tax on shares repurchased during 2024. As of September 28, 2025, the Company had $35,000 of availability remaining under the January 2023 Authorization.

During the nine months ended September 29, 2024, the Company repurchased 3,447 shares under the January 2023 Authorization with an aggregate purchase price of $59,637, of which $203 was accrued as of September 29, 2024, and excluding excise tax of $441 and commissions of $49.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Nine Months Ended
	September 28, 2025	September 29, 2024
Balance at beginning of period	$(74,753)	$(58,375)
Foreign currency translation	7,313	(2,215)
Balance at end of period	$(67,440)	$(60,590)

(10) System Optimization Gains, Net

The Company’s system optimization initiative included a shift from Company-operated restaurants to franchised restaurants over time, through acquisitions and dispositions, as well as facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”). As of September 28, 2025, Company-operated restaurant ownership was approximately 5% of the total system. While the Company has no plans to move its ownership away from approximately 5% of the total system, the Company expects to continue to optimize the Wendy’s system through Franchise Flips, as well as evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees, to further strengthen the franchisee base and drive new restaurant development. During the nine months ended September 28, 2025 and September 29, 2024, the Company facilitated one and 14 Franchise Flips, respectively. Additionally, during the nine months ended September 28, 2025 and September 29, 2024, the Company completed the sale of five and one Company-operated restaurants to franchisees, respectively.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Number of restaurants sold to franchisees	3	1	5	1

Proceeds from sales of restaurants	$125	$834	$180	$834
Net assets sold (a)	—	(725)	(169)	(725)
Other	(125)	6	(150)	6
Gain (loss) on sales of restaurants, net	—	115	(139)	115
Post-closing adjustments on sales of restaurants (b)	(6)	440	(16)	694
(Loss) gain on sales of restaurants, net	(6)	555	(155)	809

Gain (loss) on sales of other assets, net (c)	35	(135)	481	(236)
System optimization gains, net	$29	$420	$326	$573
_______________

(a)Net assets sold consisted primarily of land and equipment.

(b)The three and nine months ended September 29, 2024 represent the recognition of deferred gains as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(c)During the three and nine months ended September 28, 2025, the Company received net cash proceeds of $5 and $1,305, respectively, primarily from the sale of surplus and other properties. During the three and nine months ended September 29, 2024, the Company received net cash proceeds of $1,787 and $2,388, respectively, primarily from the sale of surplus and other properties.

Assets Held for Sale

As of September 28, 2025 and December 29, 2024, the Company had assets held for sale of $4,831 and $2,833, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(11) Acquisition

During the nine months ended September 28, 2025, the Company acquired 35 restaurants from a franchisee. The Company did not incur any material acquisition-related costs associated with the acquisition and the transaction was not significant to our condensed consolidated financial statements. The table below presents the allocation of the total purchase price to the preliminary fair value of assets acquired and liabilities assumed for restaurants acquired from a franchisee:

Nine Months Ended
September 28, 2025 (a)
Restaurants acquired from a franchisee	35

Total consideration paid, net of cash received	$16,854
Identifiable assets acquired and liabilities assumed:
Properties	6,239
Acquired franchise rights	8,152
Finance lease assets	43,109
Operating lease assets	7,826
Finance lease liabilities	(43,717)
Operating lease liabilities	(7,370)
Other	148
Total identifiable net assets	14,387
Goodwill	$2,467
_______________

(a)The fair value of the assets acquired are provisional amounts as of September 28, 2025, pending final purchase accounting adjustments. The Company utilized management estimates and consultation with an independent third-party valuation firm to assist in the valuation process.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(12) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Organizational Redesign Plan	$24	$296	$(820)	$8,327
Other reorganization and realignment plans	292	58	618	152
Reorganization and realignment costs	$316	$354	$(202)	$8,479

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). Additionally, in January 2024, the Board of Directors announced the appointment of a new President and Chief Executive Officer and the departure of the Company’s previous President and Chief Executive Officer. The Company expects to incur total costs of approximately $17,000 related to the Organizational Redesign Plan, including costs related to the 2024 succession of the President and Chief Executive Officer role. During the nine months ended September 28, 2025, the Company recognized costs totaling $(820), which primarily included a reversal of a severance accrual. During the nine months ended September 29, 2024, the Company recognized costs totaling $8,327, which primarily included severance and related employee costs. The Company expects to incur additional costs aggregating approximately $400, comprised primarily of share-based compensation. The Company expects costs related to the Organizational Redesign Plan to continue into 2026.

The following is a summary of the costs recorded as a result of the Organizational Redesign Plan:

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Severance and related employee costs (a)	$(20)	$12	$(1,114)	$7,322	$12,382
Recruitment and relocation costs	—	75	13	157	736
Third-party and other costs	—	57	—	120	1,116
	(20)	144	(1,101)	7,599	14,234
Share-based compensation (b)	44	152	281	728	2,377
Total organizational redesign	$24	$296	$(820)	$8,327	$16,611
_______________

(a)The three and nine months ended September 28, 2025 includes a reversal of an accrual as a result of a change in estimate.

(b)Total incurred since inception primarily represents the accelerated recognition of share-based compensation resulting from the termination of employees under the Organizational Redesign Plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As of September 28, 2025, the accruals for the Organizational Redesign Plan are included in “Accrued expenses and other current liabilities.” The tables below present a rollforward of our accruals for the Organizational Redesign Plan.

	Balance December 29, 2024	Charges	Payments	Balance September 28, 2025
Severance and related employee costs	$4,257	$(1,114)	$(2,419)	$724
Recruitment and relocation costs	—	13	(13)	—
Third-party and other costs	—	—	—	—
	$4,257	$(1,101)	$(2,432)	$724

	Balance December 31, 2023	Charges	Payments	Balance September 29, 2024
Severance and related employee costs	$1,692	$7,322	$(3,589)	$5,425
Recruitment and relocation costs	—	157	(157)	—
Third-party and other costs	—	120	(120)	—
	$1,692	$7,599	$(3,866)	$5,425

Other Reorganization and Realignment Plans

Costs incurred under the Company’s other reorganization and realignment plans were not material during the nine months ended September 28, 2025 and September 29, 2024. The Company does not expect to incur any material additional costs under these plans.

(13) Impairment of Long-Lived Assets

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

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Company-operated restaurants	$1,704	$—	$4,577	$2,418
Restaurants leased or subleased to franchisees	240	—	240	—
Surplus properties	313	178	547	455
	$2,257	$178	$5,364	$2,873

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(14) Supplemental Cash Flow Information

The following table includes supplemental non-cash investing and financing activities:

	Nine Months Ended
	September 28, 2025	September 29, 2024
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$8,432	$10,734
Finance leases	86,258	21,531

The following table includes a reconciliation of cash, cash equivalents and restricted cash:

	September 28, 2025	December 29, 2024
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$291,408	$450,512
Restricted cash	34,346	34,481
Restricted cash, included in Advertising funds restricted assets	26,261	18,615
Total cash, cash equivalents and restricted cash	$352,015	$503,608

(15) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $95,072 as of September 28, 2025. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of September 28, 2025. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of September 28, 2025.

Letters of Credit

As of September 28, 2025, the Company had outstanding letters of credit with various parties totaling $28,991. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Variable Funding Senior Secured Notes, Class A-1. We do not expect any material loss to result from these letters of credit.

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

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $15,960 and $16,065 under these lease agreements during the nine months ended September 28, 2025 and September 29, 2024, respectively, which has been recorded to “Franchise rental expense.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $174 and $179 during the nine months ended September 28, 2025 and September 29, 2024, respectively, which is included as a reduction to “General and administrative.”

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

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. In addition, QSCC collects certain rebates, price variance and other recoveries, technology fees, convention fees and other funding from third-party vendors as part of the administration and management of the Wendy’s supply chain in the U.S. and Canada. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $118 during the nine months ended September 28, 2025, all of which is included as a reduction of “Cost of sales.” Wendy’s recorded its share of patronage dividends of $3,493 during the nine months ended September 29, 2024, of which $2,909 is included in “Other operating income, net” and $584 is included as a reduction of “Cost of sales.”

Transactions with Yellow Cab

Certain family members and/or affiliates of Mr. Nelson Peltz, our former Chairman and Chairman Emeritus, Mr. Peter May, our Senior Vice Chairman, and Mr. Matthew Peltz, our former Vice Chairman, hold minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee that, as of September 28, 2025 owned and operated 89 Wendy’s restaurants, and/or certain of the operating companies managed by Yellow Cab. In addition, Mr. Bradley Peltz, a director of the Company, is a Managing Director of, and holds a minority ownership interest in, Yellow Cab. During the nine months ended September 28, 2025 and September 29, 2024, the Company recognized $11,491 and $11,397, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. In all transactions involving Yellow Cab, the Company’s standard franchisee recruiting and approval processes were followed, no modifications were made to the Company’s standard franchise agreements or related documents, and all deal terms and transaction documents were negotiated and executed on an arm’s-length basis, consistent with the Company’s comparable franchise transactions and relationships. As of September 28, 2025 and December 29, 2024, $1,050 and $1,132, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Transactions with AMC

Ms. Kristin Dolan, a director of the Company, serves as the Chief Executive Officer of AMC Networks Inc. (“AMC”). During the nine months ended September 28, 2025 and September 29, 2024, the Company purchased approximately $800 and $1,600, respectively, of advertising time from a subsidiary of AMC. The Company’s advertising spend with AMC was made in the ordinary course of business and approved on an arm’s-length basis, consistent with the Company’s comparable advertising decisions. As of September 28, 2025 and December 29, 2024, approximately $15 and $17, respectively, was due to AMC for such advertising time, which is included in “Advertising funds restricted liabilities.”

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

(18) Segment Information

Wendy’s U.S. revenue, significant segment expenses and segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Wendy’s U.S. revenue	$451,417	$468,725	$1,342,173	$1,384,163

Wendy’s U.S. expense
Cost of sales	195,837	187,941	566,332	566,920
Franchise support and other costs	14,623	12,426	41,478	38,511
Advertising fund expense (a)	97,073	119,719	290,188	329,445
General and administrative	20,575	18,812	62,618	56,804
Other segment items (b)	23	37	135	160
Wendy’s U.S. adjusted EBITDA	$123,286	$129,790	$381,422	$392,323
_______________

(a)Includes advertising fund expense of $5,977 and $13,386 for the three and nine months ended September 29, 2024, respectively, related to the Company’s funding of incremental advertising. There was no funding of incremental advertising during the three and nine months ended September 28, 2025.

(b)Other segment items for the three and nine months ended September 28, 2025 and September 29, 2024 primarily include professional fees.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Wendy’s International revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Wendy’s International revenue	$39,912	$37,598	$113,483	$106,774

Wendy’s International expense
Cost of sales	8,422	7,697	22,617	20,717
Advertising fund expense (a)	10,781	10,203	30,852	29,129
General and administrative	7,780	6,816	20,917	19,363
Other segment items (b)	1,861	1,836	5,359	5,154
Wendy’s International adjusted EBITDA	$11,068	$11,046	$33,738	$32,411
_______________

(a)Includes advertising fund expense of $191 and $533 for the three and nine months ended September 28, 2025, respectively, and $622 and $1,387 for the three and nine months ended September 29, 2024, respectively, related to the Company’s funding of incremental advertising. In addition, includes other international-related advertising deficit of $650 and $1,769 for the three and nine months ended September 28, 2025, respectively, and $170 and $640 for the three and nine months ended September 29, 2024, respectively.

(b)Other segment items for the three and nine months ended September 28, 2025 and September 29, 2024 primarily include franchise support and other costs.

Global Real Estate & Development revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Global Real Estate & Development revenue	$58,187	$60,416	$178,261	$181,282

Global Real Estate & Development expense
Franchise rental expense	30,941	32,237	94,272	96,405
General and administrative	5,748	4,723	13,618	13,591
Other segment items (a)	(6,082)	(3,781)	(9,169)	(8,194)
Global Real Estate & Development adjusted EBITDA	$27,580	$27,237	$79,540	$79,480
_______________

(a)Other segment items primarily include equity in earnings from our TimWen joint venture, gains on sales-type leases and franchise support and other costs. Equity in earnings from our TimWen joint venture was $3,081 and $8,393 for the three and nine months ended September 28, 2025, respectively, and $3,074 and $8,623 for the three and nine months ended September 29, 2024, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Wendy’s U.S.	$123,286	$129,790	$381,422	$392,323
Wendy’s International	11,068	11,046	33,738	32,411
Global Real Estate & Development	27,580	27,237	79,540	79,480
Total segment adjusted EBITDA	161,934	168,073	$494,700	$504,214
Unallocated franchise support and other costs	(227)	(900)	(1,472)	(1,117)
Advertising funds surplus	173	190	457	651
Unallocated general and administrative (a)	(23,806)	(32,443)	(88,445)	(98,289)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(38,393)	(36,996)	(111,932)	(110,006)
Amortization of cloud computing arrangements	(5,226)	(3,576)	(13,449)	(10,637)
System optimization gains, net	29	420	326	573
Reorganization and realignment costs	(316)	(354)	202	(8,479)
Impairment of long-lived assets	(2,257)	(178)	(5,364)	(2,873)
Unallocated other operating income, net	138	439	4,412	1,301
Interest expense, net	(31,543)	(31,270)	(93,965)	(92,800)
Investment (loss) income, net	—	—	(1,718)	11
Other income, net	2,730	6,246	10,301	19,382
Income before income taxes	$63,236	$69,651	$194,053	$201,931
_______________

(a)Includes corporate overhead costs, such as employee compensation and related benefits.

(19) New Accounting Standards

Accounting for and Disclosure of Software Costs

In September 2025, the Financial Accounting Standards Board (“FASB”) issued an amendment to modernize the accounting for costs related to internal-use software, improving the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendment is effective commencing with our 2028 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our condensed consolidated financial statements.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2024 (the “Form 10-K”). There have been no material changes as of September 28, 2025 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic and dollar share, and the third largest globally with 7,363 restaurants in the U.S. and 35 foreign countries and U.S. territories as of September 28, 2025.

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

Executive Overview

Our Business

As of September 28, 2025, the Wendy’s restaurant system was comprised of 7,363 restaurants, with 5,979 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 421 were operated by the Company and 5,558 were operated by a total of 202 franchisees. In addition, at September 28, 2025, there were 1,384 Wendy’s restaurants in operation in 35 foreign countries and U.S. territories. Of the international restaurants, 1,370 were operated by a total of 113 franchisees and 14 were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants. Company-operated restaurants comprised approximately 5% of the total Wendy’s system as of September 28, 2025.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and consumer spending levels, general economic and market trends and weather.

The Company recently announced Project Fresh, a comprehensive plan to drive profitable growth and long-term value across our U.S. system. The four strategic pillars of Project Fresh include (1) brand revitalization, (2) operational excellence, (3) system optimization and (4) capital allocation. These pillars are designed to attract new customers to Wendy’s through more compelling marketing and to increase traffic by providing an exceptional customer experience. Internationally, the Company’s strategic priorities also include sustaining strong net unit growth.

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

Company-operated restaurant margin is influenced by factors such as menu prices, the effectiveness of our advertising and marketing initiatives, featured products, product mix, fluctuations in food and labor costs, restaurant openings, remodels and closures and the level of our fixed and semi-variable costs.

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

Third Quarter Highlights

•Global systemwide sales decreased 2.7% to $3.5 billion in the third quarter of 2025 compared with $3.6 billion in the third quarter of 2024;

•Revenues decreased 3.0% to $549.5 million in the third quarter of 2025 compared with $566.7 million in the third quarter of 2024;

•Global same-restaurant sales decreased 3.7%, U.S. same-restaurant sales decreased 4.7% and international same-restaurant sales increased 3.0% compared with the third quarter of 2024. On a two-year basis, global same-restaurant sales decreased 3.5%;

•Global Company-operated restaurant margin was 12.4% in the third quarter of 2025, a decrease of 270 basis points compared with the third quarter of 2024;

•Income before income taxes decreased 9.2% to $63.2 million in the third quarter of 2025 compared with $69.7 million in the third quarter of 2024;

•Digital sales increased to approximately 21.0% of global systemwide sales in the third quarter of 2025 compared with approximately 17.6% in the third quarter of 2024; and

•Systemwide restaurant count increased by 29 net new restaurants in the third quarter of 2025.

Year-to-Date Highlights

•Global systemwide sales decreased 2.1% to $10.6 billion in the first nine months of 2025 compared with $10.8 billion in the first nine months of 2024;

•Revenues decreased 2.3% to $1.6 billion in the first nine months of 2025 compared with $1.7 billion in the first nine months of 2024;

•Global same-restaurant sales decreased 2.9%, U.S. same-restaurant sales decreased 3.7% and international same-restaurant sales increased 2.4% compared with the first nine months of 2024. On a two-year basis, global same restaurant sales decreased 2.2%;

•Global Company-operated restaurant margin was 14.1% in the first nine months of 2025, a decrease of 110 basis points compared with the first nine months of 2024;

•Income before income taxes decreased 3.9% to $194.1 million in the first nine months of 2025 compared with $201.9 million in the first nine months of 2024;

•Digital sales increased to approximately 20.6% of global systemwide sales in the first nine months of 2025 compared with approximately 17.1% in the first nine months of 2024; and

•Systemwide restaurant count increased by 123 net new restaurants in the first nine months of 2025.

Results of Operations

The tables included throughout this Results of Operations section set forth in millions the Company’s condensed consolidated results of operations for the third quarter and first nine months of 2025 and 2024.

	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Revenues:
Sales	$233.2	$230.4	$2.8	$685.5	$693.1	$(7.6)
Franchise royalty revenue and fees	152.0	153.9	(1.9)	453.5	458.0	(4.5)
Franchise rental income	57.3	59.3	(2.0)	176.2	177.9	(1.7)
Advertising funds revenue	107.0	123.1	(16.1)	318.7	343.2	(24.5)
	549.5	566.7	(17.2)	1,633.9	1,672.2	(38.3)
Costs and expenses:
Cost of sales	204.3	195.6	8.7	588.9	587.6	1.3
Franchise support and other costs	17.5	16.0	1.5	51.2	47.0	4.2
Franchise rental expense	30.9	32.2	(1.3)	94.3	96.4	(2.1)
Advertising funds expense	107.7	129.7	(22.0)	320.6	357.9	(37.3)
General and administrative	57.9	62.8	(4.9)	185.6	188.0	(2.4)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	38.4	37.0	1.4	111.9	110.0	1.9
Amortization of cloud computing arrangements	5.2	3.6	1.6	13.4	10.6	2.8
System optimization gains, net	—	(0.4)	0.4	(0.3)	(0.6)	0.3
Reorganization and realignment costs	0.3	0.4	(0.1)	(0.2)	8.5	(8.7)
Impairment of long-lived assets	2.3	0.2	2.1	5.4	2.9	2.5
Other operating income, net	(7.0)	(5.1)	(1.9)	(16.3)	(11.4)	(4.9)
	457.5	472.0	(14.5)	1,354.5	1,396.9	(42.4)
Operating profit	92.0	94.7	(2.7)	279.4	275.3	4.1
Interest expense, net	(31.5)	(31.3)	(0.2)	(94.0)	(92.8)	(1.2)
Investment loss, net	—	—	—	(1.7)	—	(1.7)
Other income, net	2.8	6.3	(3.5)	10.4	19.4	(9.0)
Income before income taxes	63.3	69.7	(6.4)	194.1	201.9	(7.8)
Provision for income taxes	(19.0)	(19.5)	0.5	(55.5)	(55.0)	(0.5)
Net income	$44.3	$50.2	$(5.9)	$138.6	$146.9	$(8.3)

	Third Quarter				Nine Months
	2025	% of Total Revenues	2024	% of Total Revenues	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Sales	$233.2	42.4%	$230.4	40.7%	$685.5	42.0%	$693.1	41.4%
Franchise royalty revenue and fees:
Franchise royalty revenue	127.8	23.3%	132.6	23.4%	381.8	23.3%	394.6	23.6%
Franchise fees	24.2	4.4%	21.3	3.8%	71.7	4.4%	63.4	3.8%
Total franchise royalty revenue and fees	152.0	27.7%	153.9	27.2%	453.5	27.7%	458.0	27.4%
Franchise rental income	57.3	10.4%	59.3	10.5%	176.2	10.8%	177.9	10.6%
Advertising funds revenue	107.0	19.5%	123.1	21.7%	318.7	19.5%	343.2	20.5%
Total revenues	$549.5	100.0%	$566.7	100.0%	$1,633.9	100.0%	$1,672.2	100.0%

	Third Quarter				Nine Months
	2025	% of Sales	2024	% of Sales	2025	% of Sales	2024	% of Sales
Cost of sales:
Food and paper	$75.5	32.4%	$71.7	31.1%	$215.8	31.5%	$214.4	30.9%
Restaurant labor	75.1	32.2%	73.9	32.1%	219.3	32.0%	223.5	32.2%
Occupancy, advertising and other operating costs	53.7	23.0%	50.0	21.7%	153.8	22.4%	149.7	21.6%
Total cost of sales	$204.3	87.6%	$195.6	84.9%	$588.9	85.9%	$587.6	84.8%

	Third Quarter				Nine Months
	2025	% of Sales	2024	% of Sales	2025	% of Sales	2024	% of Sales
Company-operated restaurant margin:
U.S.	$29.4	13.1%	$34.8	15.6%	$97.6	14.7%	$106.4	15.8%
Global	28.9	12.4%	34.8	15.1%	96.6	14.1%	105.5	15.2%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	Third Quarter		Nine Months
	2025	2024	2025	2024
Key business measures:
U.S. same-restaurant sales:
Company-operated	(0.7)%	(1.5)%	(0.8)%	(1.1)%
Franchised	(5.0)%	0.3%	(3.9)%	0.6%
Systemwide	(4.7)%	0.2%	(3.7)%	0.5%

International same-restaurant sales (a)	3.0%	0.7%	2.4%	2.1%

Global same-restaurant sales:
Company-operated	(0.7)%	(1.6)%	(0.9)%	(1.3)%
Franchised (a)	(3.9)%	0.4%	(3.0)%	0.8%
Systemwide (a)	(3.7)%	0.2%	(2.9)%	0.7%

Systemwide sales (b):
U.S. Company-operated	$225.3	$222.7	$664.0	$673.4
U.S. franchised	2,778.8	2,918.3	8,387.5	8,701.3
U.S. systemwide	3,004.1	3,141.0	9,051.5	9,374.7
International Company-operated	7.9	7.7	21.5	19.7
International franchised (a)	526.1	487.5	1,514.5	1,418.9
International systemwide (a)	534.0	495.2	1,536.0	1,438.6
Global systemwide (a)	$3,538.1	$3,636.2	$10,587.5	$10,813.3
_______________

(a)Excludes Argentina due to the impact of that country’s highly inflationary economy.

(b)During the third quarter of 2025 and 2024, global systemwide sales decreased 2.6% and increased 1.8%, respectively, U.S. systemwide sales decreased 4.4% and increased 0.9%, respectively, and international systemwide sales increased 8.6% and 7.7%, respectively, on a constant currency basis. During the first nine months of 2025 and 2024, global systemwide sales decreased 1.8% and increased 2.3%, respectively, U.S. systemwide sales decreased 3.4% and increased 1.4%, respectively, and international systemwide sales increased 8.7% and 8.3%, respectively, on a constant currency basis.

	Third Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at June 29, 2025	387	5,580	13	1,354	7,334
Opened	4	19	1	30	54
Closed	(2)	(9)	—	(14)	(25)
Net purchased from (sold by) franchisees	32	(32)	—	—	—
Restaurant count at September 28, 2025	421	5,558	14	1,370	7,363

	Nine Months
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide

Restaurant count at December 29, 2024	381	5,552	13	1,294	7,240
Opened	12	60	1	99	172
Closed	(2)	(24)	—	(23)	(49)
Net purchased from (sold by) franchisees	30	(30)	—	—	—
Restaurant count at September 28, 2025	421	5,558	14	1,370	7,363

Sales	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Sales	$233.2	$230.4	$2.8	$685.5	$693.1	$(7.6)

The increase in sales during the third quarter of 2025 was primarily due to the Company’s acquisition of 35 franchise-operated restaurants of $6.4 million, partially offset by (1) a 0.7% decrease in global Company-operated same-restaurant sales of $2.4 million and (2) net closures of Company-operated restaurants of $0.6 million. The decrease in sales during the first nine months of 2025 was primarily due to (1) a 0.9% decrease in global Company-operated same-restaurant sales of $7.9 million and (2) net closures of Company-operated restaurants of $3.8 million, partially offset by the Company’s acquisition of 35 franchise-operated restaurants of $6.4 million. Company-operated same-restaurant sales decreased due to a decrease in traffic, partially offset by higher average check.

Franchise Royalty Revenue and Fees	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Franchise royalty revenue	$127.8	$132.6	$(4.8)	$381.8	$394.6	$(12.8)
Franchise fees	24.2	21.3	2.9	71.7	63.4	8.3
	$152.0	$153.9	$(1.9)	$453.5	$458.0	$(4.5)

Franchise royalty revenue during the third quarter and the first nine months of 2025 decreased primarily due to a 3.9% and 3.0% decrease in global franchise same-restaurant sales, respectively. Franchise same-restaurant sales during the third quarter and the first nine months of 2025 decreased due to a decrease in traffic, partially offset by higher average check.

The increase in franchise fees during the third quarter and the first nine months of 2025 was primarily due to higher fees for providing information technology services to franchisees.

Franchise Rental Income	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Franchise rental income	$57.3	$59.3	$(2.0)	$176.2	$177.9	$(1.7)

The decrease in franchise rental income during the third quarter and the first nine months of 2025 was primarily due to the impact of assigning certain existing leases to franchisees of $2.9 million and $4.9 million, respectively. This impact during the first nine months of 2025 was partially offset by (1) entering into new leases of $1.7 million and (2) amending certain existing leases of $1.7 million.

Advertising Funds Revenue	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Advertising funds revenue	$107.0	$123.1	$(16.1)	$318.7	$343.2	$(24.5)

The decrease in advertising funds revenue during the third quarter and the first nine months of 2025 was primarily due to (1) promotional activity in the prior year of $12.0 million and (2) a decrease in franchise same-restaurant sales in the U.S. of $5.7 million and $12.3 million, respectively.

Cost of Sales, as a Percent of Sales	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Food and paper	32.4%	31.1%	1.3%	31.5%	30.9%	0.6%
Restaurant labor	32.2%	32.1%	0.1%	32.0%	32.2%	(0.2)%
Occupancy, advertising and other operating costs	23.0%	21.7%	1.3%	22.4%	21.6%	0.8%
	87.6%	84.9%	2.7%	85.9%	84.8%	1.1%

The increase in cost of sales, as a percent of sales, during the third quarter and the first nine months of 2025 was primarily due to (1) higher commodity costs, (2) a decrease in traffic and (3) an increase in restaurant labor rates. These changes were partially offset by (1) higher average check and (2) labor efficiencies.

Franchise Support and Other Costs	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Franchise support and other costs	$17.5	$16.0	$1.5	$51.2	$47.0	$4.2

The increase in franchise support and other costs during the third quarter and the first nine months of 2025 was primarily due to an increase in costs incurred to provide information technology services and other services to franchisees.

Franchise Rental Expense	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Franchise rental expense	$30.9	$32.2	$(1.3)	$94.3	$96.4	$(2.1)

The decrease in franchise rental expense during the third quarter and the first nine months of 2025 was primarily due to the impact of assigning certain existing leases to franchisees.

Advertising Funds Expense	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Advertising funds expense	$107.7	$129.7	$(22.0)	$320.6	$357.9	$(37.3)

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. The decrease in advertising funds expense during the third quarter and the first nine months of 2025 was primarily due to (1) the same factors as described above for “Advertising Funds Revenue” and (2) a decrease in the recognition of the Company breakfast advertising spend in excess of advertising funds revenue when compared to the prior year.

General and Administrative	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Employee compensation and benefits	$38.0	$35.2	$2.8	$113.0	$103.4	$9.6
Share-based compensation	(1.0)	6.7	(7.7)	9.5	17.8	(8.3)
Incentive compensation	5.0	2.5	2.5	13.1	15.0	(1.9)
Professional fees	12.5	14.9	(2.4)	40.5	42.2	(1.7)
Other, net	3.4	3.5	(0.1)	9.5	9.6	(0.1)
	$57.9	$62.8	$(4.9)	$185.6	$188.0	$(2.4)

The decrease in general and administrative expenses during the third quarter of 2025 was primarily due to lower share-based compensation as a result of the departure of the Company’s previous President and Chief Executive Officer.

The decrease in general and administrative expenses during the first nine months of 2025 was primarily due to (1) lower share-based compensation as a result of the departure of the Company’s previous President and Chief Executive Officer, (2) a decrease in incentive compensation accruals, reflecting lower operating performance as compared to plan in 2025 versus 2024 and (3) a decrease in professional fees. These changes were partially offset by higher employee compensation and benefits.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Restaurants	$24.8	$23.3	$1.5	$70.6	$68.8	$1.8
Technology support, corporate and other	13.6	13.7	(0.1)	41.3	41.2	0.1
	$38.4	$37.0	$1.4	$111.9	$110.0	$1.9

The increase in depreciation and amortization during the third quarter and the first nine months of 2025 was primarily due to asset additions for new and remodeled restaurants.

Amortization of Cloud Computing Arrangements	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Amortization of cloud computing arrangements	$5.2	$3.6	$1.6	$13.4	$10.6	$2.8

The increase in amortization of cloud computing arrangements during the third quarter and the first nine months of 2025 was primarily due to amortization of assets associated with the Company’s digital investments.

Reorganization and Realignment Costs	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Organizational Redesign Plan	$—	$0.3	$(0.3)	$(0.8)	$8.3	$(9.1)
Other reorganization and realignment plans	0.3	0.1	0.2	0.6	0.2	0.4
	$0.3	$0.4	$(0.1)	$(0.2)	$8.5	$(8.7)

During the first nine months of 2025, the Company recognized costs under the Organizational Redesign Plan of ($0.8) million, which primarily included a reversal of a severance accrual as a result of a change in estimate. During the first nine months of 2024, the Company recognized costs under the Organizational Redesign Plan of $8.3 million, which primarily included severance and related employee costs. See Note 12 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information on the Organizational Redesign Plan.

Impairment of Long-Lived Assets	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Impairment of long-lived assets	$2.3	$0.2	$2.1	$5.4	$2.9	$2.5

The increase in impairment of long-lived assets during the third quarter and the first nine months of 2025 was primarily due to higher impairment charges as a result of the deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Claim settlement	$—	$—	$—	$4.0	$—	$4.0
Lease buyout	3.9	1.7	2.2	4.0	2.2	1.8
Other, net	3.1	3.4	(0.3)	8.3	9.2	(0.9)
	$7.0	$5.1	$1.9	$16.3	$11.4	$4.9

The increase in other operating income, net during the third quarter of 2025 was primarily due to an increase in lease buyout activity. The increase in other operating income, net during the first nine months of 2025 was primarily due to the settlement of a claim.

Interest Expense, Net	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Interest expense, net	$31.5	$31.3	$0.2	$94.0	$92.8	$1.2

The increase in interest expense, net during the first nine months of 2025 was primarily due to lower interest income as a result of amending certain sales-type and direct financing leases.

Investment Loss, Net	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Investment loss, net	$—	$—	$—	$1.7	$—	$1.7

During the first nine months of 2025, the Company recorded a loss of $1.7 million due to impairment charges for the difference between the estimated fair value and the carrying value of an investment in equity securities.

Other Income, Net	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Other income, net	$2.8	$6.3	$(3.5)	$10.4	$19.4	$(9.0)

The decrease in other income, net during the third quarter and the first nine months of 2025 was primarily due to a decrease in interest income, reflecting lower balances of cash equivalents.

Provision for Income Taxes	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Income before income taxes	$63.3	$69.7	$(6.4)	$194.1	$201.9	$(7.8)
Provision for income taxes	(19.0)	(19.5)	0.5	(55.5)	(55.0)	(0.5)
Effective tax rate on income	30.0%	27.9%	2.1%	28.6%	27.3%	1.3%

The effective tax rates for the third quarter and the first nine months of 2025 and 2024 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The increase in the effective tax rate for the third quarter and the first nine months of 2025 was primarily due to state income taxes and the tax effects of our foreign operations, partially offset by the tax effects of share-based compensation.

Segment Information

See Note 18 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Sales	$225.3	$222.7	$2.6	$664.0	$673.4	$(9.4)
Franchise royalty revenue	108.2	114.4	(6.2)	325.4	341.2	(15.8)
Franchise fees	20.8	17.9	2.9	62.6	53.5	9.1
Advertising fund revenue	97.1	113.7	(16.6)	290.2	316.1	(25.9)
Total revenues	$451.4	$468.7	$(17.3)	$1,342.2	$1,384.2	$(42.0)
Segment profit	$123.3	$129.8	$(6.5)	$381.4	$392.3	$(10.9)

The decrease in Wendy’s U.S. revenues during the third quarter and the first nine months of 2025 was primarily due to (1) lower advertising fund revenue and (2) a decrease in same-restaurant sales. Same-restaurant sales decreased during the third quarter and the first nine months of 2025 primarily due to a decrease in traffic, partially offset by higher average check. These changes were partially offset by the Company’s acquisition of 35 franchise-operated restaurants.

The decrease in Wendy’s U.S. segment profit during the third quarter and the first nine months of 2025 was primarily due to (1) lower revenues, (2) higher cost of sales, as a percent of sales for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales,” (3) higher general and administrative expense and (4) higher franchise support and other costs. These changes were partially offset by a decrease in the Company’s funding of incremental advertising.

Wendy’s International

	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Sales	$7.9	$7.7	$0.2	$21.5	$19.7	$1.8
Franchise royalty revenue	19.6	18.2	1.4	56.3	53.4	2.9
Franchise fees	2.5	2.3	0.2	7.1	6.6	0.5
Advertising fund revenue	9.9	9.4	0.5	28.6	27.1	1.5
Total revenues	$39.9	$37.6	$2.3	$113.5	$106.8	$6.7
Segment profit	$11.1	$11.0	$0.1	$33.7	$32.4	$1.3

The increase in Wendy’s International revenues during the third quarter and the first nine months of 2025 was primarily due to (1) net new restaurant development and (2) an increase in franchise same-restaurant sales. Franchise same-restaurant sales increased during the third quarter and the first nine months of 2025 due to (1) higher average check and (2) an increase in traffic.

The increase in Wendy’s International segment profit during the first nine months of 2025 was primarily due to higher revenues. This increase was partially offset by (1) higher advertising fund expense and (2) higher general and administrative expense.

Global Real Estate & Development

	Third Quarter			Nine Months
	2025	2024	Change	2025	2024	Change
Franchise fees	$0.9	$1.1	$(0.2)	$2.1	$3.3	$(1.2)
Franchise rental income	57.3	59.3	(2.0)	176.2	178.0	(1.8)
Total revenues	$58.2	$60.4	$(2.2)	$178.3	$181.3	$(3.0)
Segment profit	$27.6	$27.2	$0.4	$79.5	$79.5	$—

The decrease in Global Real Estate & Development revenues during the third quarter and the first nine months of 2025 was primarily due to (1) the impact of assigning certain existing leases to franchisees and (2) lower development-related fees.

The increase in Global Real Estate & Development segment profit during the third quarter of 2025 was primarily due to a decrease in franchise rental expense, driven by the same factors as described above for “Franchise Rental Expense.” This change was partially offset by lower revenues.

Liquidity and Capital Resources

As of September 28, 2025, cash, cash equivalents and restricted cash totaled $352.0 million. In addition, the Company maintains a revolving financing facility, which allows for the drawing of up to $300.0 million. Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

We currently believe we have the ability to pursue additional sources of liquidity if needed or desired to fund operating cash requirements or for other purposes. However, there can be no assurance that additional liquidity will be readily available or available on terms acceptable to us.

Stock Repurchases

In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the nine months ended September 28, 2025, the Company repurchased 14.4 million shares under the January 2023 Authorization with an aggregate purchase price of $200.0 million, excluding excise tax of $1.9 million and commissions of $0.2 million. As of September 28, 2025, the Company had $35.0 million of availability remaining under the January 2023 Authorization.

Dividends

On March 17, 2025, June 16, 2025, and September 16, 2025, the Company paid quarterly cash dividends per share of $.25 $.14, and $.14, respectively, aggregating $103.0 million. On November 7, 2025, the Company announced a dividend of $.14 per share to be paid on December 15, 2025 to stockholders of record as of December 1, 2025. As a result, the Company expects that its total cash requirement for the fourth quarter of 2025 will be approximately $26.6 million based on the number of shares of its common stock outstanding at October 30, 2025. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Long-Term Debt, Including Current Portion

Wendy’s U.S. advertising fund has a revolving line of credit of $15.0 million, which was established to support the Company’s advertising fund operations. During the three months ended March 30, 2025, the Company borrowed and repaid $15.0 million and $8.5 million, respectively, under the revolving line of credit. During the three months ended June 29, 2025, the Company borrowed an additional $8.5 million under the revolving line of credit. There were no new borrowings or repayments under the revolving line of credit during the three months ended September 28, 2025. As a result, as of September 28, 2025, the Company had outstanding borrowings of $15.0 million under the revolving line of credit.

Except as described above, there were no material changes to the Company’s debt obligations since December 29, 2024. The Company was in compliance with its debt covenants as of September 28, 2025. See Note 5 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes our cash flows from operating, investing and financing activities for the first nine months of 2025 and 2024:

	Nine Months
	2025	2024	Change
Net cash provided by (used in):
Operating activities	$275.3	$286.7	$(11.4)
Investing activities	(100.6)	(68.8)	(31.8)
Financing activities	(329.6)	(250.6)	(79.0)
Effect of exchange rate changes on cash	3.3	(1.6)	4.9
Net decrease in cash, cash equivalents and restricted cash	$(151.6)	$(34.3)	$(117.3)

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $275.3 million and $286.7 million in the first nine months of 2025 and 2024, respectively. The change was primarily due to (1) an increase in cash paid for cloud computing arrangements and (2) the timing of payments for marketing expenses of the national advertising funds.

Investing Activities

Cash used in investing activities was $100.6 million and $68.8 million in the first nine months of 2025 and 2024, respectively. The change was primarily due to (1) an increase in payments for acquisitions of $16.9 million compared to the prior year, reflecting the impact of the Company’s acquisition of 35 franchise-operated restaurants during the third quarter of 2025 and (2) an increase in capital expenditures of $11.7 million.

Financing Activities

Cash used in financing activities was $329.6 million and $250.6 million in the first nine months of 2025 and 2024, respectively. The change was primarily due to an increase in repurchases of the Company’s common stock of $140.7 million. This change was partially offset by (1) a decrease in dividends of $50.5 million and (2) a net increase in cash provided by long-term debt activities of $15.0 million, reflecting the impact of the draw on the Company’s U.S. advertising fund revolving line of credit.

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during the nine months ended September 28, 2025, and we anticipate continued labor and commodity inflation throughout the remainder of 2025. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases, product mix and focused execution of operational excellence. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, eggs, pork, cheese and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through product mix and selective menu price increases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of September 28, 2025 there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 29, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 28, 2025. Based on such evaluations, the Interim Chief Executive Officer and Chief Financial Officer concluded that as of September 28, 2025, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the third quarter of 2025 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•our ability to successfully implement strategic initiatives and business strategies, including our Project Fresh plan, as well as the effectiveness of our marketing and advertising programs and new product development;

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the third quarter of 2025:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
June 30, 2025 through August 3, 2025	924,268	$10.59	833,991	$40,212,916
August 4, 2025 through August 31, 2025	168,149	$10.21	—	$40,212,916
September 1, 2025 through September 28, 2025	570,626	$9.17	569,409	$35,000,024
Total	1,663,043	$10.07	1,403,400	$35,000,024

(1)Includes 259,643 shares of common stock reacquired by the Company from holders of share-based awards to satisfy certain requirements associated with the vesting or exercise of the respective award. The shares were valued at the fair market value of the Company’s common stock on the vesting or exercise date of such awards, as set forth in the applicable plan document.

(2)In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Employment Letter between The Wendy’s Company and Pete Suerken dated as of July 21, 2025.* **
31.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2025, formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: November 7, 2025	By: /s/ Kenneth Cook
Kenneth Cook
Interim Chief Executive Officer and Chief Financial Officer
(On behalf of the registrant)

Date: November 7, 2025	By: /s/ Suzanne M. Thuerk
Suzanne M. Thuerk
Chief Accounting Officer
(Principal Accounting Officer)