Form 10-K
period 2025-12-28
Wendy's Co
filed 2026-02-23
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 28, 2025
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

The aggregate market value of common equity held by non-affiliates of The Wendy’s Company as of June 27, 2025 was approximately $1,841.4 million. As of February 16, 2026, there were 190,360,557 shares of The Wendy’s Company common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated herein by reference from The Wendy’s Company’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 28, 2025.

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

•adverse economic conditions or volatility or disruptions, including in regions with a high concentration of Wendy’s restaurants;

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

•our ability to successfully implement important strategic initiatives, including our Project Fresh plan, effectively managing or maintaining growth and market share across our dayparts or executing strategic transactions;

•our ability to grow our business through new restaurant development;

•our ability to effectively manage the acquisition and disposition of restaurants and other restaurant activity;

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

•our and our franchisees’ dependence on computer systems and information technology, including risks associated with the failure or interruption of our systems or technology or the occurrence of cybersecurity incidents or deficiencies;

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

•risks associated with complaints and litigation, compliance with legal and regulatory requirements and a focus on corporate responsibility issues;

•risks associated with the availability and cost of insurance, the recognition of impairment or other charges, changes in tax rates or tax laws and fluctuations in foreign currency exchange rates; and

•other risks and uncertainties referred to in this Annual Report on Form 10-K (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the Securities and Exchange Commission.

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

Item 1. Business.

Company Overview

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the United States (the “U.S.”) based on traffic and dollar share, and the third largest globally with 7,397 restaurants in the U.S. and 38 foreign countries and U.S. territories as of December 28, 2025.

At December 28, 2025, there were 5,969 Wendy’s restaurants in operation in the U.S. Of these restaurants, 423 were operated by the Company and 5,546 were operated by a total of 203 franchisees. In addition, at December 28, 2025, there were 1,428 Wendy’s restaurants in operation in 38 foreign countries and U.S. territories. Of the international restaurants, 1,417 were operated by a total of 117 franchisees and 11 were operated by the Company in the United Kingdom (the “U.K.”).

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

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 28, 2025” or “2025,” (2) “the year ended December 29, 2024” or “2024,” and (3) “the year ended December 31, 2023” or “2023,” all of which consisted of 52 weeks.

Business Strategy

During 2025, the Company announced Project Fresh, a comprehensive plan to drive profitable growth and long-term value across our U.S. system. The four strategic pillars of Project Fresh include (1) brand revitalization, (2) operational excellence, (3) system optimization and (4) capital allocation. These pillars are designed to drive profitable average unit volume growth and increase traffic in the U.S. by improving marketing effectiveness, menu offerings and the customer experience, and to enhance franchisee economics. Internationally, the Company’s strategic priorities also include driving profitable average unit volume growth and sustaining strong net unit growth.

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

Restaurant Openings and Closings

During 2025, Wendy’s opened 268 new restaurants, of which 15 were Company-operated and 253 were franchisee-operated. During 2025, Wendy’s closed 111 generally underperforming restaurants, of which five were Company-operated and 106 were franchisee-operated.

The following table sets forth the number of Wendy’s restaurants in operation at the beginning and end of each fiscal year from 2023 to 2025:

	2025	2024	2023
Restaurants open at beginning of period	7,240	7,240	7,095
Restaurants opened during period	268	276	248
Restaurants closed during period	(111)	(276)	(103)
Restaurants open at end of period	7,397	7,240	7,240

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

Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring chicken sandwiches, which are prepared to order with the customer’s choice of toppings and condiments. Wendy’s menu also includes chicken tenders and nuggets, chili, french fries, baked potatoes, salads, soft drinks, Frosty® desserts and kids’ meals. In addition, Wendy’s restaurants sell a variety of promotional products on a limited time basis. Wendy’s also offers breakfast in the U.S. and Canada. Wendy’s breakfast menu features a variety of breakfast sandwiches such as the Breakfast Baconator® and sides such as seasoned potatoes.

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

Supply Chain, Distribution and Purchasing

As of December 28, 2025, three independent processors (five total production facilities) supplied all of the fresh beef used by Wendy’s restaurants in the U.S. In addition, six independent processors (eleven total production facilities) supplied all of the chicken used by Wendy’s restaurants in the U.S. In addition, there was one main in-line distributor of food, packaging and beverage products, excluding breads, that serviced approximately 63% of Wendy’s restaurants in the U.S. and four additional in-line distributors that, in the aggregate, serviced approximately 35% of Wendy’s restaurants in the U.S. Wendy’s and its franchisees have not experienced any material shortages of food, equipment, fixtures or other products that are necessary to maintain restaurant operations, and Wendy’s anticipates no such shortages of products and believes that alternate suppliers and distribution sources are available. Suppliers and distributors to the Wendy’s system must comply with U.S. Department of Agriculture (“USDA”) and U.S. Food and Drug Administration (“FDA”) regulations governing the manufacture, packaging, storage, distribution and sale of all food and packaging products.

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

Wendy’s does not sell food or restaurant supplies or products to its franchisees.

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

Trademarks and Service Marks

Wendy’s or its subsidiaries have registered certain trademarks and service marks in the U.S. Patent and Trademark Office and in international jurisdictions, some of which include Wendy’s®, Quality Is Our Recipe® and the Wendy Cameo design. Wendy’s believes that these and other related marks are of material importance to its business. Domestic trademarks and service marks have their next required maintenance filings at various times from 2026 to 2036 in order to keep such registrations in force, while international trademarks and service marks have various durations of seven to 15 years. Wendy’s generally intends to maintain and renew its trademarks and service mark registrations in accordance with applicable deadlines.

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

Competition

Each Wendy’s restaurant is in competition across all dayparts with other food service operations within the same geographical area. The quick-service restaurant segment is highly competitive and includes well-established competitors. Wendy’s competes with other restaurant companies and food outlets, primarily through the quality, variety, convenience, price and value perception of food and beverage products offered. The number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of marketing, new product development by Wendy’s and its competitors and technology and delivery are also important factors. The price charged for each menu item may vary from market to market (and within markets) depending on competitive pricing and the local cost structure. Wendy’s competes within the food service industry and the quick-service restaurant sector for customers as well as for personnel, suitable real estate sites and qualified franchisees.

Wendy’s competitive position is differentiated by a focus on high quality, craveable food, its made-to-order square hamburgers using fresh beef*, its unique and diverse menu, including chicken sandwiches, chicken tenders and nuggets, salads and other signature items like chili, baked potatoes, the Frosty® dessert and the Breakfast Baconator®, its promotional products, its choice of toppings and condiments and the operations, atmosphere and décor of its restaurants. (*Fresh beef available in the contiguous U.S. and Alaska, as well as Canada, Mexico, Puerto Rico, the United Kingdom and other select international markets.)

Many of the leading restaurant chains continue to focus on new restaurant development as one strategy to increase market share through increased consumer awareness and convenience. This results in increased competition for available development sites and higher development costs for those sites. Competitors also employ marketing strategies such as frequent use of price discounting, frequent promotions and significant advertising expenditures. Continued price discounting, including the use of coupons and offers, in the quick-service and broader restaurant industry and the emphasis on value menus could have an adverse impact on Wendy’s business.

Other restaurant chains, including those within the hamburger category, have also competed by offering high quality sandwiches made with fresh ingredients and artisan breads, and there are several emerging restaurant chains featuring high quality food served at in-line locations. Several chains have also sought to compete by targeting certain consumer groups, such as capitalizing on trends toward certain types of diets or dietary preferences (e.g., plant-based food, alternative proteins, high-protein, low carbohydrate, low trans-fat, gluten free or antibiotic free) by offering menu items that are promoted as being consistent with such diets.

Additional competitive pressures for prepared food purchases come from operators outside the restaurant industry. A number of major grocery chains offer fresh deli sandwiches and fully prepared food and meals, including takeout options. Additionally, convenience stores and retail outlets at gas stations frequently offer a wide variety of sandwiches and other prepared foods.

Wendy’s also competes with grocery chains, food delivery providers and other retail outlets that sell food to be prepared at home. Competition with these chains, providers and other outlets could increase based on the gap between the price of food prepared at home compared to the price of food purchased at restaurants.

Technology and delivery are critical parts of the restaurant consumer experience. In the quick-service restaurant category, technology initiatives include mobile interactive technology for brand and menu search information, mobile ordering, mobile payment, mobile offers, mobile order pick-up and carryout, customer loyalty and rewards programs, artificial intelligence (“AI”) and other self-service technologies. An increasing number of restaurant chains have also introduced or expanded their restaurant delivery arrangements as another strategy to increase or maintain market share. If our technology initiatives, digital commerce platforms or third-party delivery providers do not meet customers’ expectations in terms of security, speed, cost, attractiveness, experience or ease of use, customers may be less inclined to use those platforms or providers and our competitive position could be adversely impacted.

System Optimization

The Company optimizes the Wendy’s system by facilitating Franchise Flips, evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees and, at times, closing certain underperforming restaurants, to further strengthen the franchisee base, support franchisee economics and drive new restaurant development. Wendy’s generally retains a right of first refusal in connection with any proposed sale or transfer of franchised restaurants.

The table below shows the number of restaurant acquisitions, restaurant dispositions and Franchise Flips completed in each of 2025, 2024 and 2023.

	Year Ended
	2025	2024	2023
Restaurant acquisitions	35	—	—
Restaurant dispositions	5	3	—
Franchise Flips (a)	1	50	99
_______________

(a)Represents franchisee-to-franchisee restaurant transfers for which the Company received advisory fees, which include valuation services and fees for selecting pre-approved buyers.

Franchising

As of December 28, 2025, 203 Wendy’s U.S. franchisees operated 5,546 franchised restaurants in 50 states and the District of Columbia, and 117 Wendy’s international franchisees operated 1,417 franchised restaurants in 38 foreign countries and U.S. territories.

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

Franchisees who wish to operate Wendy’s restaurants outside of the U.S. and Canada enter into franchise or license agreements with Wendy’s that generally provide franchise rights for each restaurant for an initial term of 10 years or 20 years, depending on the country, and typically include a 10-year renewal provision, subject to certain conditions. The agreements grant a license to the franchisee to use the Wendy’s trademarks and know-how in the operation of a Wendy’s restaurant at a specified location. Generally, the franchisee pays Wendy’s an initial technical assistance fee or other per restaurant fee and monthly fees based on a percentage of gross monthly sales of each restaurant. In certain foreign markets, Wendy’s may grant the franchisee exclusivity to develop a territory in exchange for the franchisee undertaking to develop a specified number of new Wendy’s restaurants in the territory based on a negotiated schedule. In these instances, the franchisee generally pays Wendy’s an upfront development fee, annual development fees or a per restaurant development fee. In certain circumstances, Wendy’s may charge an upfront fee for an exclusive territory, which is proportionate to a multi-unit development commitment in the territory. Wendy’s may also grant a franchisee the right to sub-franchise in a stated territory, subject to certain conditions.

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

Franchise Development and Other Relationships

In addition to its franchise and license agreements, Wendy’s also enters into development and/or relationship agreements with certain franchisees. The development agreement provides the franchisee with the right to develop a specified number of new Wendy’s restaurants using Wendy’s current design standards and specifications within a stated, non-exclusive territory for a specified period, subject to the franchisee meeting interim new restaurant development requirements. The relationship agreement addresses other aspects of the franchisor-franchisee relationship, such as restrictions on operating competing businesses, participation in brand initiatives such as restaurant reimaging, national menu and marketing promotions, customer loyalty program and technology initiatives, business plans, satisfaction of certain financial covenants, employment of approved operators, confidentiality and restrictions on engaging in certain securities offerings, ownership changes or debt refinancing transactions without Wendy’s prior consent.

To promote new restaurant development, Wendy’s has provided franchisees with certain incentive programs for qualifying new and existing restaurants. In the U.S. and Canada, Wendy’s offers incentives to new and existing franchisees who enter into development agreements to build new restaurants on a mutually agreed schedule. These incentives typically include reduced royalty and national advertising fees and may include full or partial waivers of the upfront technical assistance fee for each restaurant opened. Similarly, in markets outside the U.S. and Canada, Wendy’s provides incentives for qualifying restaurants under new franchise or license agreements, generally in the form of reduced royalty fees and full or partial waivers of the technical assistance fee. Existing franchisees in these markets may also receive comparable incentives when they amend their franchise agreement or enter into a development agreement to commit to building new restaurants on an agreed schedule.

Franchised restaurants are required to be operated under uniform operating standards and specifications relating to the selection, quality and preparation of menu items, signage, decor, equipment, technology, uniforms, suppliers, maintenance and cleanliness of premises and customer service. Wendy’s monitors franchisee operations and inspects restaurants periodically to ensure that required practices and procedures are being followed. From time to time, Wendy’s may modify these standards to address strategic operating initiatives, consumer preferences, market demand and/or availability of capital. See “The Wendy’s Restaurant System—Quality Assurance” above for additional information.

See Note 2 and Note 21 to the Consolidated Financial Statements contained in Item 8 herein, and the information under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, for information regarding certain guarantee obligations, reserves, commitments and contingencies involving franchisees.

Advertising and Marketing

In the U.S. and Canada, Wendy’s advertises nationally through national advertising funds primarily on television and digital media, as well as through audio and industrial media. Wendy’s maintains two national advertising funds established to collect and administer funds contributed for use in advertising through television, radio, the Internet and a variety of promotional campaigns, including through digital and social media platforms. Separate national advertising funds are administered for Wendy’s U.S. and Canadian restaurant locations. Contributions to the national advertising funds are required to be made by both Company-operated and franchised restaurants and are based on a percentage of restaurant sales. In addition to the contributions to the national advertising funds, Wendy’s may require additional contributions to be made to an advertising co-op within an applicable designated market area for both Company-operated and franchised restaurants based on a percentage of restaurant sales for the purpose of local and regional advertising programs. Required franchisee contributions to the national advertising funds and for local and regional advertising spend are governed by the Current Franchise Agreement in the U.S. and by the Single Unit Sub-Franchise Agreement in Canada. Required contributions by Company-operated restaurants for advertising and promotional programs are at the same percentage of sales as franchised restaurants within the Wendy’s system. As of December 28, 2025, the contribution rate for U.S. restaurants was generally 3.5% of sales for national advertising and 0.5% of sales for local and regional advertising. Wendy’s may, at times, require that local and regional advertising funds be re-purposed to national advertising, in agreement with a system vote. As of December 28, 2025, the contribution rate for Canadian restaurants was approximately 3% of sales for national advertising and approximately 1% of sales for local and regional advertising, with the exception of Quebec, for which there is no national advertising contribution rate and the local and regional advertising contribution rate is 4% of sales. Non-traditional locations, including delivery kitchens, may be subject to adjusted requirements for national, local and regional advertising contributions. See Note 24 to the Consolidated Financial Statements contained in Item 8 herein for additional information regarding advertising.

Human Capital

The Wendy’s customer is at the heart of everything we do. Our restaurants, our food and the value and service we provide to our customers are all integral to our long-term success, but ultimately it is our people that help us deliver an exceptional customer experience.

We continue to invest in our Company employees to ensure we are able to attract, hire and retain great talent throughout our organization. We measure our effectiveness in these areas using various tools and metrics, including administering an employee engagement survey annually and tracking our employee turnover rates compared to others in the restaurant industry.

As of December 28, 2025, the Company was comprised of approximately 14,900 employees, of which approximately one-third were full-time, and two-thirds were part-time. The vast majority of our employees are located in the United States and work in our Company-operated restaurants within our Wendy’s U.S. business segment. Outside of our Company-operated restaurants, our largest population of employees are based at our restaurant support organization, which includes employees across the globe and at our restaurant support center in Dublin, Ohio. We are proud to have a workforce with diverse backgrounds and experiences.

Respectful Workplace

From day one, the Wendy’s business has always been of, for and about people. Respect and fair treatment for our employees, franchisees, suppliers, business partners and customers are a central part of our business. So is staying true to the values established by our founder, Dave Thomas, more than 55 years ago, which include Doing the Right Thing, Treating People with Respect and Giving Something Back. Our commitment to these values is reflected in our Code of Ethics, which applies to Company employees and directors, and in our Supplier Code of Conduct, which sets forth our expectations for key suppliers to the Wendy’s system in the U.S. and Canada. We strive to bring our values to life through daily interactions with our employees, franchisees and customers in the communities where we do business. We expect our employees to maintain respectful workplaces that support and protect the integrity of the Wendy’s brand and fuel our continued success.

People-Centered Culture

We believe our strategic focus on continually building a culture centered on people has helped and will continue to help the Company remain true to our values as well as support our financial performance and global growth strategy. Creating and fostering work environments where people feel included and welcomed allows us to create an engaging culture for our employees, which we believe positively affects the quality of products, service and experience we deliver to our customers.

We are fortunate to have several thriving Employee Resource Groups (“ERGs”), which are voluntary employee-led groups, each sponsored by a Wendy’s senior leadership team member. Our ERGs serve an important role in creating forums for learning and inclusion, providing opportunities to celebrate different backgrounds, empowering employees to bring their authentic selves to work and creating leadership and professional development opportunities. Our ERGs support Women (Women of Wendy’s), LGBTQ+ (WeQual), Military Veterans & Families (WeVets), Culturally Diverse (WCD), Black (WeBERG), Young Professionals (WenGEN) and Care Givers (GiveCare). All employees are welcome in our ERGs.

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

Talent Development

To set our employees up for success and support their personal development and career growth, we invest in training and development programs at all levels within the Company. We also leverage annual processes that support individual performance planning, individual professional development planning and a broad review of talent development throughout the Company. Restaurant-level employees have the opportunity to take advantage of an online learning curriculum, as well as hands-on training led by crew trainers, managers and field support staff. Restaurant managers and multi-unit operators have the opportunity to participate in Wendy’s University, which includes targeted training to develop management and leadership skills at all levels. Wendy’s University also provides targeted programming for corporate management staff, including onboarding, people manager training, work behavior assessments, leadership dialogues and the opportunity to participate in third party conferences and training. Our leadership development program for Company employees (WeLead) uses a cohort learning strategy for emerging leaders over a six-month curriculum designed to build on our performance-driven culture and develop talent across the organization.

Community-Based Giving

Wendy’s maintains a charitable giving program that supports four core categories: foster care adoption; hunger and food integrity; youth and families; and vibrant communities. In 2025, Wendy’s made charitable donations to a variety of organizations across the globe, highlighted by our ongoing and significant support of the Dave Thomas Foundation for Adoption, a charitable foundation created by our founder, Dave Thomas, which has been our signature charitable cause for more than 30 years and celebrated its 16,000th adoption. In addition to corporate contributions, we also host an employee-driven Community Giving Program, in which individual employees from across the Wendy’s system and our ERGs nominate worthy charitable organizations to receive grants from The Wendy’s Foundation.

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

Available Information

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits and amendments to such reports, as well as our annual proxy statement, available, free of charge, on our Investor Relations website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. These filings are also available to the public on the Securities and Exchange Commission’s website at www.sec.gov. We also provide our Code of Ethics, free of charge, on our website. Our corporate website address is www.wendys.com and our Investor Relations website address is www.irwendys.com. Information contained on those websites is not part of this Form 10-K.

Item 1A. Risk Factors.

We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, we have included below certain material factors that have affected, or in the future could affect, our actual results and could cause our actual consolidated results during fiscal 2026, and beyond, to differ materially from those expressed in or implied by any forward-looking statements made by us or on our behalf.

Risks Related to Macroeconomic and Industry Conditions

Competition from other restaurant companies, as well as grocery chains and other retail food outlets, or poor customer experience at Wendy’s restaurants, could hurt our brand.

The market segments in which Wendy’s restaurants compete are highly competitive with respect to, among other things, price and value perception, food quality and presentation, product innovation, service, convenience, digital engagement and the location and condition of the restaurant facilities. If Wendy’s fails to differentiate based on our focus on high quality food or if Wendy’s restaurants fail to deliver an exceptional customer experience, whether at a Company-operated or franchised restaurant, we may experience a decrease in traffic. Further, Wendy’s restaurants compete with a variety of independent regional, national and global restaurants and chains. Additionally, many of our competitors have introduced lower cost value meal menu options and have employed marketing strategies that include frequent use of price discounting (including through the use of coupons and other offers), frequent promotions and significant advertising expenditures. Some of our competitors have substantially greater financial, marketing, advertising, personnel and other resources than we do, which may allow them to react to changes in consumer tastes and preferences, pricing, marketing and operational strategies better than we can and drive higher levels of brand awareness among consumers. This competition could result in reduced revenues and loss of market share.

Moreover, new companies, including operators outside the quick-service restaurant industry, may enter market areas in which Wendy’s restaurants operate and target our customer base. For example, additional competitive pressures for prepared food purchases have come from the deli or prepared foods sections of a number of major grocery store chains, as well as from convenience stores, casual dining outlets, delivery kitchens and food delivery providers. Additionally, convenience stores and retail outlets at gas stations frequently offer a wide variety of sandwiches and other prepared foods. Such competitors may have, among other things, lower operating costs, better locations, better facilities, more effective marketing and more efficient operations. Wendy’s also competes with grocery chains and other retail outlets or concepts that sell food to be prepared at home. Competition with these chains and other outlets could increase based on the gap between the price of food prepared at home compared to the price of food purchased at restaurants. This increased product and price competition could put deflationary pressure on the selling price of products offered at Wendy’s restaurants or lead to a decrease in traffic. All such competition may adversely affect our brand, business, results of operations and financial condition.

Adverse economic conditions or volatility or disruptions in the national and global economies, or in regions with a high concentration of Wendy’s restaurants, could adversely impact our business, results of operations and financial condition.

Adverse economic conditions or volatility or disruptions in the national and global economies could result in higher unemployment rates, labor shortages, increasing or prolonged inflation and other cost pressures, rising interest rates, financial market volatility, social unrest and geopolitical conditions or conflicts and declines in consumer sentiment, income and spending. If such conditions or disruptions occur, they may result in significant declines in consumer food-away-from-home spending, shifts to lower-priced products and/or reduced traffic in Wendy’s restaurants, which could adversely impact restaurant and franchisee profitability and our operational and financial results. Additionally, adverse economic conditions or disruptions in the economies in regions that contain a high concentration of Wendy’s restaurants, including markets in which Company-operated restaurants are located, could also have a material adverse impact on our business, results of operations and financial condition.

Changes in discretionary consumer spending, and in consumer tastes and preferences, could adversely affect our business, results of operations and financial condition.

The success of the Wendy’s system depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions, consumers’ perceptions of general economic conditions and the availability of discretionary income. Declines in the amount of discretionary spending or consumer food-away-from-home spending, or increases in expenses incurred by consumers, such as living expenses or gasoline prices, could hurt our business, results of operations and financial condition. Our success also depends to a large extent on continued consumer acceptance of, and demand for, our offerings, the success of our operating, growth, promotional, marketing and new product development initiatives and the reputation of our brand. If the quick-service restaurant hamburger segment contracts or does not grow as quickly as other categories within the food service industry, or if we are unable to continue to achieve consumer acceptance or adapt to changes in consumer demographics or preferences, including with respect to product mix, pricing, nutrition, health or dietary trends (including the use of weight loss medications), corporate responsibility concerns or the use of digital channels, Wendy’s restaurants may lose customers, and the resulting revenues from Company-operated restaurants and the royalties that we receive from franchisees may decline.

Our results can be adversely affected by unforeseen events, such as adverse weather conditions, natural disasters, hostilities, social unrest, health epidemics or pandemics or other catastrophic events.

Unforeseen events, such as adverse weather conditions (including related to climate change), natural disasters, hostilities (including acts of war, terrorist activities and public or workplace violence), social unrest, health epidemics or pandemics (such as COVID-19) or other catastrophic events can adversely affect consumer spending, consumer confidence, restaurant sales and operations, supply chains and our ability to perform corporate or support functions at our restaurant support center, any of which could affect our business, results of operations and financial condition. Unforeseen events, including a health pandemic, have in the past, and could again in the future, also heighten other risks disclosed in this risk factors section, including, but not limited to, those related to brand value and perception, consumer preferences, our ability to maintain or grow market share, franchisee health, new restaurant development, commodity costs, labor, supply chain and purchasing and international operations.

Risks Related to Brand Perception and Value

Our success depends substantially on our corporate reputation and on the value and perception of our brand.

Our success depends in large part upon our ability to maintain and enhance the value of our brand, our customers’ loyalty to our brand and a positive relationship with our franchisees and other business partners. Brand value is based in part on consumer perceptions on a variety of subjective qualities. Erosion of trust in our brand can be caused by isolated or recurring incidents originating from us, our franchisees or our business partners, or from external events. Such incidents can significantly reduce brand value and consumer trust, particularly if the incidents receive considerable publicity or result in litigation or governmental investigations or proceedings. For example, our brand could be damaged by claims or perceptions about the quality, value or safety of our products or the quality, reputation or actions of our employees, franchisees or other business partners, regardless of whether such claims or perceptions are true. Our brand could also be adversely impacted by other incidents described in this risk factors section, including incidents related to customer service, health or safety, a failure to attract and retain qualified employees, food safety or other health concerns regarding our products, the impact of social media, digital engagement, our use of emerging technologies, data privacy violations, cybersecurity incidents, corporate responsibility matters or reports of our employees, franchisees or business partners taking controversial positions or acting in an unethical, illegal or socially irresponsible manner. Any such incidents could cause a decline in consumer confidence in our brand and reduce consumer demand for our products, which could have a material adverse impact on our business, results of operations and financial condition.

Our results of operations and the value and perception of our brand depend in part on the effectiveness of our marketing and advertising programs and the successful development and launch of new products.

Our results of operations and the value and perception of our brand are heavily influenced by the effectiveness of our brand marketing and advertising and by our ability to develop and launch new and innovative products. Our marketing and advertising programs, including brand partnerships, may not be successful, or we may fail to develop commercially successful new products, which may impact our ability to attract new customers and retain existing customers, which, in turn, could materially and adversely affect our results of operations and the value and perception of our brand. For example, because of the wide range of our customers and channels of communication used by them, our marketing and advertising may not always reach consumers as intended. Moreover, because franchisees contribute to advertising funds based on a percentage of sales at their franchised restaurants, our advertising fund expenditures are dependent upon sales volumes across the Wendy’s system. If systemwide sales decline, including because of, but not limited to, macroeconomic factors, consumer sentiment, inflationary or competitive pressures, declines in traffic, restaurant closures, franchisee health or changes in strategy, this could result in a reduced amount of funds available for our marketing and advertising programs. In addition, to the extent we use value offerings or other promotions or discounts in our marketing and advertising programs to drive traffic, these actions may condition our customers to resist higher menu prices or result in reduced demand for premium products.

Our inability or failure to recognize, respond to and effectively manage the impact of social or digital media could adversely impact our brand, business, results of operations and financial condition.

Social media platforms, including forms of internet-based communications, allow individuals access to a broad audience. The availability of information on social or digital media is virtually immediate and has given consumers the ability to more effectively organize collective actions such as boycotts and other brand-damaging behaviors. The dissemination of information by news media, customers, employees, social media influencers, spokespersons and others via social or digital media, whether accurate or inaccurate, could harm our business, brand, reputation, results of operation and financial condition. This damage may be immediate, without an opportunity to correct inaccurate information or respond to or address particular issues. In addition, as part of our marketing efforts, we frequently use social media to communicate with consumers in order to build their awareness of, engagement with and loyalty to our brand. Our failure to use social media effectively or appropriately, particularly as compared to our competitors, could lead to a decline in brand value, customer visits and revenues. A failure by us, our employees, our franchisees or third parties acting on our behalf to abide by applicable laws and regulations in the use of social media could adversely impact our reputation, brand, results of operations and financial condition or subject us to litigation, fines or other penalties. Social media risks could also arise from our employees, franchisees or business partners not following defined policies for the use of social media during business operations, or actions taken by Company or franchisee employees during personal activities outside of their employment, but which could still reflect negatively on the Wendy’s brand.

We may be unable to adequately protect our intellectual property, which could harm the value of our brand and hurt our business.

Our intellectual property is material to the conduct of our business. We rely on a combination of trademarks, service marks, copyrights, domain names, trade secrets and similar intellectual property rights to protect our brand and other intellectual property. The success of our business strategy depends, in part, on our continued ability to use our intellectual property to increase brand awareness and further develop our branded products in existing and new markets. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates, infringes, dilutes or otherwise violates our intellectual property, the value of our brand may be harmed, which could have a material adverse effect on our business. While we try to ensure that the quality of our brand is maintained by our franchisees, we cannot ensure that franchisees and other licensees of our intellectual property will not take actions that hurt the value of our intellectual property or the reputation of the Wendy’s brand or restaurant system. Any damage or violation of our intellectual property could harm our image, brand or competitive position and result in significant legal fees and the diversion of resources. If we are unable to successfully protect, maintain or enforce our intellectual property rights, there could be a material adverse effect on our business or results of operations as a result of, among other things, consumer confusion, dilution of the Wendy’s brand or increased competition from unauthorized users of our brand.

We have registered certain trademarks and have other trademark registrations pending in the United States and certain foreign jurisdictions. Not all of the trademarks that are used in the Wendy’s system have been registered in all of the countries in which we do business or may do business in the future, and some trademarks will never be registered in all of these countries. Some countries’ laws make unregistered trademarks more difficult to enforce, or do not protect them at all, and third parties have filed, and may in the future file, for “Wendy’s” or similar marks. Accordingly, we may not be able to adequately protect the Wendy’s brand everywhere in the world and use of the Wendy’s brand may result in liability for trademark infringement, trademark dilution or unfair competition. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. We cannot ensure that all of the steps we have taken to protect our intellectual property in the United States and foreign countries will be adequate.

We cannot ensure that third parties will not bring infringement claims against us in the future. Any such claim, whether or not it has merit, could be time-consuming, cause delays in introducing new menu items, require costly modifications to advertising and promotional materials, harm our brand, image, competitive position or ability to expand our operations into other jurisdictions, cause us to incur significant costs related to defense or settlement or require us to enter into royalty or licensing agreements. As a result, any such claim could harm our business and adversely impact our results of operations and financial condition. In addition, third parties may assert that certain of our intellectual property, or our rights therein, are invalid or unenforceable. If our rights in any of our intellectual property were found to infringe third-party rights, or portions thereof were deemed invalid or unenforceable, such loss of rights could permit competing uses of such intellectual property which, in turn, could harm our business and adversely impact our results of operations and financial condition.

Food safety events or health concerns regarding our products could create negative publicity and adversely affect our brand, business and results of operations.

Food safety is a top priority for Wendy’s, and we dedicate substantial resources to food safety matters to ensure our customers enjoy safe, quality food products. However, even with strong preventative controls, food safety risks cannot be completely eliminated. As such, food safety events, including instances of food-borne illness (such as salmonella or E. coli) can and have occurred in the food industry, including at the Wendy’s. The risk of illnesses associated with our food also may increase due to the licensing of our intellectual property to third parties for the sale of Wendy’s branded food products in grocery stores and other retail outlets, as well as our use of third-party delivery services. Food safety events, whether or not involving Wendy’s restaurants or other restaurant companies, could adversely affect the price and availability of certain products and result in negative publicity for Wendy’s or the restaurant industry. This negative publicity may reduce demand for Wendy’s food and could result in a decrease in traffic to Wendy’s restaurants as consumers shift their preferences to our competitors or to other products or food types. Any report linking our restaurants or suppliers to food-borne illnesses, food tampering, contamination or mislabeling or other food-safety issues could damage the value of our brand immediately and severely hurt sales of our products and possibly lead to regulatory claims, product liability claims, litigation (including class actions) or other damages.

The Wendy’s system may also be adversely impacted by consumer or regulatory concerns or litigation regarding the nutritional aspects of the products we sell, the ingredients in our products or the cooking processes or packaging used in our restaurants. These or similar concerns could result in less demand for our products and a decline in sales at Company-operated restaurants and in royalties from sales at franchised restaurants.

Risks Related to Our Business Strategy

We may not be successful in implementing important strategic initiatives (including Project Fresh, our comprehensive strategic plan), effectively managing or maintaining growth and market share across our dayparts or executing strategic transactions, any of which may have an adverse impact on our business, results of operations and financial condition.

We may not be able to implement important strategic initiatives in accordance with our expectations or that generate expected returns. For example, in the fourth quarter of 2025, we announced a comprehensive strategic plan, Project Fresh, to drive profitable growth and long-term shareholder value across our U.S. system. The four strategic pillars of Project Fresh include (1) brand revitalization, (2) operational excellence, (3) system optimization and (4) capital allocation. These pillars are designed to drive profitable average unit volume growth and increase traffic in the U.S. by improving marketing effectiveness, menu offerings and the customer experience, and to enhance franchisee economics. Our ability to successfully execute Project Fresh and realize its expected benefits is subject to numerous estimates and assumptions, which are subject to uncertainties, and is dependent on a variety of factors. For example, as part of the system optimization pillar, we are focused on reallocating resources to prioritize average unit volume growth in the United States and have announced that we expect to close certain underperforming restaurants in the United States. We currently expect incremental closures related to Project Fresh to total 5% to 6% of our total restaurants in the United States. The closures of restaurants could have an impact on our financial condition and results of operations, including potential negative effects on our systemwide sales, which in turn may reduce the royalty revenues that we receive from our franchisees and the availability of funds for advertising and marketing programs.

Our business strategy includes a focus on driving average unit volume, sales and share growth. However, we may be unable to deliver average unit volume or sales growth or maintain or grow market share across our dayparts due to competitive pressures and other factors, such as consumer tastes and preferences, the effectiveness of our marketing and advertising programs, the successful development and launch of new products, commodity and labor costs, providing fast and accurate customer experiences, further accelerating our digital business and technological enhancements, driving new restaurant development and ensuring the support and engagement of franchisees. Our inability to successfully execute our strategy to drive average unit volume, sales and share growth, or an inability to successfully execute on our strategy for the breakfast daypart and reach targeted levels of sales and profits, could have a material adverse impact on our business, results of operations and financial condition.

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

The execution of strategic initiatives, including Project Fresh, may also be disruptive both internally and to our customers and may be viewed negatively by our shareholders. If we are delayed or unsuccessful in implementing any important strategic initiatives, if implementation proves to be more difficult, costly or time-consuming than expected, or if any important strategic initiatives fail to deliver their expected benefits or we do not fully realize such benefits or such benefits are offset by competitive actions or macroeconomic conditions, our business, results of operations and financial condition may suffer. Even if successful, benefits may take longer than expected to realize.

Our predominantly franchised business model presents a number of risks.

As of December 28, 2025, approximately 95% of restaurants in the Wendy’s system were operated by franchisees. Wendy’s franchisees are contractually obligated to operate their restaurants in accordance with the standards set forth in our franchise and other agreements with them. Wendy’s also provides training and support to franchisees. However, franchisees are independent third parties that we do not control, and franchisees own, operate and oversee the daily operations of their restaurants. Specifically, franchisees are solely responsible for developing and utilizing their own policies and procedures, making their own hiring, firing and disciplinary decisions, scheduling hours and establishing wages and managing their day-to-day employment processes and procedures in accordance with applicable laws, rules and regulations, all of which is done independent of Wendy’s. Further, franchisees have discretion as to the prices charged to customers. As a result, the ultimate success and quality of any franchise restaurant rests with the franchisee. If franchisees do not successfully operate their restaurants in a manner consistent with required standards, the royalty and other payments they make to us could be adversely affected and our brand’s image and reputation could be harmed, which in turn, could hurt our business and results of operations.

In addition, the failure of franchisees to adequately engage in capital planning and/or succession planning may adversely affect their financial condition, restaurant operations and development of new Wendy’s restaurants, which in turn could hurt our business and results of operations.

Wendy’s franchisees are an integral part of our business, growth and brand strategies, and difficulties in identifying, attracting and retaining franchisees who meet our criteria could harm our business and brand. Our business and results of operations could be adversely affected if a significant number of franchisees do not participate in brand strategies, such as new restaurant development, restaurant remodeling initiatives, marketing and menu programs and digital commerce platforms and other restaurant technologies. In addition, Wendy’s current franchise model, and the way our brand strategies are executed across the system, may make it difficult for our brand to respond and adapt to the speed of changes in technology, consumer preferences or other factors as quickly as may be required to maintain and grow market share and remain competitive. Certain of our competitors that have a significantly higher percentage of company-operated restaurants than we do may have greater influence over their respective restaurant systems and greater ability to implement operational initiatives and business strategies.

We receive revenues in the form of royalties and national advertising funds contributions (both of which are generally based on a percentage of sales at franchised restaurants), as well as rent and fees from franchisees. Accordingly, a substantial portion of our financial results depends upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, or if the overall business or financial health of franchisees deteriorates, their results of operations or financial condition may worsen, which has in the past and could again in the future result in, among other things, increased restaurant closures, decreased restaurant openings or franchisee bankruptcies or insolvency leading to restructuring activities, all of which could reduce our royalty, national advertising funds, rent and other fee revenues. From time to time, we may work with our franchisees who are experiencing financial difficulties to assess and address their financial health and their ability to satisfy their financial obligations to us and any third parties. In certain of these situations, we have and may in the future provide cash flow or other financial and operational support to franchisees by providing royalty, advertising, rent or other relief, offering deferrals, waivers, setoffs or other modifications of certain franchisee obligations, extending loans or guarantees and/or advancing cash payments. These actions have and may in the future adversely affect our cash flow and financial results, which may be material, and there is no guarantee that any such support to franchisees will be successful in improving their results of operations or financial condition or preventing franchisee bankruptcies, insolvency or restructuring actions. There is also no guarantee that we will receive all or any of the amounts due to us under our franchise agreements, notes receivable and other agreements. Prolonged periods of declining sales and profitability for franchisees can exacerbate these risks. If franchisees are unable to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in their existing restaurants or new restaurant development, and our future growth and results of operations could be adversely affected. Furthermore, an insolvency event or bankruptcy proceeding involving a franchisee could prevent or delay us from collecting payments or exercising any of our other rights under the franchise or other related agreement with such franchisee.

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

The growth of our business is dependent, in part, on new restaurant openings, which could be affected by factors beyond our control.

Our business derives earnings from sales at Company-operated restaurants as well as royalties and other fees received from franchised restaurants. Growth in our revenues and earnings is dependent, in part, on new restaurant openings. Numerous factors beyond our control may adversely affect new restaurant openings, which in turn could hurt our business and results of operations. These factors include, among others: (i) our ability to attract new franchisees; (ii) the level of participation in, and success of, our development assistance programs; (iii) the attractiveness of our development incentive initiatives to new and existing franchisees; (iv) the availability of site locations for new restaurants; (v) the financial health of our franchisees and their ability to obtain financing; (vi) the ability of restaurant owners to attract, train and retain qualified operating personnel; (vii) development costs and the cost and availability of construction materials; (viii) the ability of restaurant owners to secure required governmental approvals and permits in a timely manner, or at all; (ix) the ability of us and our franchises to execute our development strategy for non-traditional restaurants, such as those located in fuel and transportation centers, food courts and other retail locations, delivery kitchens and military bases; (x) the profitability of existing and new restaurants; (xi) consumer acceptance of any restaurant remodels or rebranding; and (xii) adverse weather conditions. Our inability to identify suitable locations, achieve consumer acceptance or otherwise execute our development strategy could have an adverse impact on our future growth, results of operations and financial condition. In addition, the growth of our business could be adversely impacted by anticipated and unanticipated restaurant closures, including closures related to underperformance, market conditions, macroeconomic or demographic trends, expiration or loss of leases, franchisee health or other factors beyond our control.

We may be unable to manage effectively the acquisition and disposition of restaurants and other restaurant activity, which could adversely affect our business, results of operations and financial condition.

We continue to optimize the Wendy’s system through our system optimization initiative, which includes facilitating the transfer of restaurants between and among franchisees, evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees and, at times, the closure of certain underperforming restaurants to further strengthen the franchisee base, support franchisee economics and drive new restaurant development. The success of this initiative is dependent upon many factors, such as the availability of sellers and buyers, the availability of financing, the ability to negotiate and consummate transactions on terms deemed acceptable and the ability to successfully transition and integrate restaurant operations. Acquisitions of franchised restaurants pose various risks to our operations, including (i) diversion of management’s attention away from day-to-day operations to the integration of acquired restaurant operations; (ii) increased operating expenses and the inability to achieve expected cost savings and operating efficiencies; and (iii) the assumption of long-term, non-cancelable leases. Our system optimization initiative also places demands on our operational and financial management resources and may require us to expand these resources. If we are unable to execute our system optimization initiative or effectively manage the acquisition and disposition of restaurants, our business and financial results and the health of our franchise system could be adversely affected.

Our leasing and ownership of significant amounts of real estate exposes us to possible liabilities and losses, including liabilities associated with environmental matters.

We have significant real estate operations in connection with our restaurant business and are subject to the normal risks associated with owning, leasing and subleasing real estate. Our real estate values and the costs associated with our real estate operations are impacted by a variety of factors, including changes in the investment climate for real estate, macroeconomic trends, governmental regulations or actions, franchisee commitments, franchisee payments and restaurant performance and environmental matters. A significant decrease in real estate values or increase in real estate costs could adversely affect our business and financial condition.

We are subject to federal, state and local environmental, health and safety laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. Third parties may also make claims against owners, operators or occupants of properties for personal injuries and property damage associated with releases of or exposure to such substances. While we employ environmental review standards and practices in the current development of our real estate, we have not conducted a comprehensive environmental review of all of our properties and we may not have identified all of the potential environmental liabilities at our leased and owned properties, and any such liabilities identified in the future could cause us to incur significant unknown costs, including costs associated with litigation, fines or clean-up responsibilities, as well as an impact to our real estate values.

We generally secure long-term real estate interests for our leased restaurants and have limited flexibility to quickly alter our real estate portfolio. Many leases provide that the base rent will increase over the term of the lease and any renewals of the term. Most leases require us to pay the costs of insurance, taxes, maintenance, utilities and capital repairs and replacements, which base rent amounts and additional costs are generally passed along to franchisees via sublease where and when such sites are operated by franchisees. We generally cannot cancel these leases prior to the expiration of their term. If an existing or future restaurant is not profitable, and we decide to close it (or, with respect to a franchise-operated and subleased restaurant, we permit the franchisee to close the restaurant or suffer an involuntary closure of the restaurant), we may nonetheless be required to continue to perform our monetary and non-monetary obligations under the applicable lease for the balance of the lease term, subject to our efforts to mitigate our losses and seek an early termination of the lease, which may include an accelerated payment to a landlord. In such instances, we may incur negative lease write-offs and there is no guarantee we will be able to collect reimbursement from the franchisee and/or subtenant. In addition, as our leases expire, we may fail to negotiate additional renewals or renewal options, either on commercially acceptable terms or at all, which could cause us to close restaurants in desirable locations, negatively impacting our results of operations.

Our international operations are subject to various risks and uncertainties and there is no assurance that our international operations will continue to be profitable.

In addition to many of the factors described in this risk factors section, our business outside of the United States is subject to a number of additional risks and uncertainties, including international economic and geopolitical conditions or conflicts, risk of corruption and violations of the U.S. Foreign Corrupt Practices Act or similar anti-corruption and anti-bribery laws of other countries, the inability to adapt to differing cultures or consumer preferences, inadequate brand infrastructure to support our international activities, inability to obtain adequate supplies meeting our quality standards and product specifications or interruptions in obtaining such supplies, challenges and risks associated with managing and monitoring suppliers, restrictions on our ability to move cash out of certain foreign countries, currency regulations and fluctuations in exchange rates, tariffs and trade barriers or foreign policy changes, diverse government regulations and tax systems, uncertain or differing interpretations of rights and obligations in connection with international franchise agreements, the collection of royalties and other fees from international franchisees, the inability to protect technology, data or intellectual property rights, compliance with international privacy and information security laws and regulations, the availability and cost of land, construction costs, other legal, financial or regulatory impediments to the development or operation of restaurants, changing labor conditions and difficulties in staffing and managing our foreign operations and identifying qualified franchisees and joint venture partners. Adverse conditions or unforeseen events in countries that contain a high concentration of Wendy’s restaurants (including Canada, our largest international market), could have a material adverse impact on our international growth strategy and results of operations. In addition, to the extent we invest in international Company-operated restaurants or joint ventures, we would also have the risk of operating losses related to those restaurants, which could adversely affect our results of operations and financial condition.

There can be no assurance that our international growth strategy will be successful or that our international operations will be profitable. New and emerging markets may have heightened risks regarding the interpretation, application, and enforceability of laws, regulations, contract rights and intellectual property rights, lower brand awareness as well as competitive conditions, consumer tastes and preferences, discretionary spending patterns and social and cultural differences that are more difficult to predict or satisfy than our existing markets. We may need to make greater investments than we originally planned in advertising and promotional activity to build brand awareness, which could negatively impact the profitability of our operations. In addition, we and our franchisees may be unable to obtain desirable locations for new restaurants at reasonable prices, or at all, and restaurants may have higher construction, occupancy, food and labor costs than we currently anticipate. Furthermore, if the results of the Wendy’s business in certain key markets, including the U.S., Canada and the U.K., do not meet our expectations, our ability to attract new franchisees and enter into new international markets could be negatively impacted. Any of these risks and uncertainties, and other factors we cannot anticipate, could have a material adverse impact on our business, results of operations and financial condition.

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

Our profitability depends in part on our ability to anticipate and react to changes in commodity costs (including beef, chicken, pork, dairy and grains), supplies, fuel, utilities, distribution and other operating costs, including labor costs. Increases in commodity costs have adversely impacted and could continue to adversely impact our results of operations. Our business is susceptible to increases in commodity and other operating costs as a result of various factors beyond our control, such as general economic conditions, inflation, industry demand, commodity supply and the availability of alternative suppliers, energy costs, food safety concerns, animal disease outbreaks, product recalls and government regulations. Increasing weather volatility or other long-term changes in weather patterns, including related to climate change, could have a significant impact on the price or availability of some of our ingredients. In addition, our supply chain is subject to increased costs arising from actual or perceived effects of climate change, greenhouse gas emissions and scarcity of energy and water resources. The ongoing and long-term costs of these impacts could have a material adverse effect on our business if not properly mitigated. We could also be adversely impacted by the cost of products raised or grown in accordance with our responsible sourcing criteria, including those related to environmental sustainability and animal welfare, as the availability of products that can be assured to meet those criteria are generally smaller and more concentrated, and may be more costly, than the markets for conventionally raised or grown products that are not assured to meet those criteria. We cannot predict whether we will be able to anticipate and react to changing commodity costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our results of operations. For example, historically, in order to partially offset inflation and other increases in commodity and other operating costs, we have gradually increased menu prices. There can be no assurance that future cost increases, including as a result of inflation, can be offset by increased menu prices or that our current or future menu prices will be fully absorbed by our customers without any resulting change to their demand for our products, which in turn could adversely affect our results of operations.

Shortages or interruptions in the supply or distribution of perishable food products could damage our brand and adversely affect our business and results of operations.

Wendy’s and our franchisees are dependent on frequent deliveries of perishable food products that meet brand specifications. Shortages or interruptions in the supply of perishable food products caused by unanticipated demand, problems in production or distribution, labor disruptions, technology-related problems, financial distress or insolvency of suppliers or distributors, disease or food-borne illnesses, political unrest, health epidemics or pandemics, inclement weather or other calamities or conditions could adversely affect the availability, quality and cost of ingredients, which could lower revenues, increase operating costs, damage brand reputation and otherwise harm our business and the businesses of our franchisees. In addition, our system relies on a limited number of suppliers and in-line distributors to deliver certain food, packaging and beverage products to our restaurants. If a disruption of service from any of our key suppliers or distributors was to occur, including as a result of a failure to meet our quality or safety standards, we could experience short-term increases in our costs while supply and distribution channels were adjusted, and we may be unable to identify or negotiate with new suppliers or distributors on terms that are commercially reasonable to us.

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

Labor is a primary component in the cost of operating our restaurants. We devote significant resources to recruiting and training our restaurant personnel, including managers and hourly employees. Increased labor costs due to competition, labor shortages (including due to changes in immigration laws and enforcement), inflationary pressures, increased wages or employee benefits costs (including various federal, state and local actions to increase minimum wages and enhance workplace conditions), health epidemics or pandemics (such as the COVID-19 pandemic) or other factors have adversely impacted and could continue to adversely impact our cost of sales and operating expenses. In addition, Wendy’s success depends on our ability to attract, motivate and retain qualified employees, including restaurant managers and staff as well as employees and key personnel at our restaurant support center. We have experienced, and may continue to experience, challenges attracting, motivating and retaining restaurant employees, and our inability to do so in the future could cause us to experience increased labor costs and could adversely affect our business and results of operations. Our business, results of operations and brand perception could also be adversely impacted by unionization efforts or other campaigns by labor organizations affecting our employees or the employees of our franchisees or by our responses to any such efforts or campaigns.

Our success depends in part upon the continued succession and retention of certain key personnel and the effectiveness of our leadership and organizational structure.

Much of our future success depends on the continued availability, efforts and abilities of our senior leadership team and other key personnel. The loss of, or failure to engage in adequate succession planning for, members of our senior leadership team or other key personnel could adversely affect our ability to achieve our growth strategy and other business initiatives. In addition, changes to our leadership and organizational structure, including changes to the Company’s senior leadership team in recent years, can be inherently difficult to manage, and if we are unable to implement such changes effectively, our business, results of operations and financial results could be adversely affected.

Risks Related to Technology and Cybersecurity

There are risks and uncertainties associated with our digital commerce strategies, platforms and technologies.

Advances in technologies, including digital and delivery technologies, and changes in consumer behavior driven by such advances could have a negative effect on our business. Technology and consumer offerings continue to develop and evolve, and we expect that new and enhanced technologies and consumer offerings will be available in the future, including those with a focus on restaurant modernization, restaurant technology, digital engagement and integration, AI, online ordering and delivery. Our inability to predict consumer, employee or franchisee acceptance of new technology or our failure to adequately invest in and implement new technology or adapt to technological developments, industry trends and evolving ethical, legal and regulatory requirements could result in a loss of customers and related market share. In addition, our competitors, some of whom have greater resources than we do, may be better able to benefit from changes in technologies or consumer, employee or franchisee acceptance of such changes, which could harm our competitive position and brand.

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

Furthermore, with the rapid advancement and proliferation of AI and other similar technologies, any efforts by us and our franchisees to incorporate such technologies into our business may require substantial resources to be expended and divert the attention of management and may also prove to be unsuccessful. Incorporating such technologies into our business may also increase the risk that we become subject to claims that we are violating third-party intellectual property or data rights or consumer class actions and other consumer claims. Laws and regulations are evolving both in the United States and internationally around the use of AI technologies, including through some state laws that impose additional restrictions on automated decision-making. In addition, the rapid evolution and increased adoption of AI technologies may intensify privacy and cybersecurity risks. As we adopt such technologies, public perception that using such technologies is unethical, insecure or otherwise inappropriate – whether justified or not – could reduce demand for our products, increase scrutiny from or actions by regulators, consumer groups or other third parties, increase the scope of regulation or government restrictions affecting us, impair our reputation, involve us our franchisees in litigation, damage our brand and otherwise have a material adverse impact on our business, results of operations and financial condition.

We and our franchisees are heavily dependent on computer systems and information technology and any material failure, interruption or degradation of our systems or technology or those of our key technology providers could adversely affect our business, results of operations and financial condition.

We and our franchisees are heavily dependent on our computer systems and information technology, including those controlled by third-party providers, to conduct our business, including point-of-sale processing in our restaurants, technologies that support our digital and delivery solutions, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and performance of these systems and technology. The failure of these systems and technology to operate effectively, or an interruption or degradation in these systems or technology could be harmful and cause delays in customer service, result in the loss of digital sales or data, reduce efficiency or cause delays in operations and have an adverse impact on our business, results of operations and financial condition. Significant capital investments might be required to remediate any such problems or to maintain or upgrade our systems and technology or transition to replacement systems or technology.

We are dependent to a significant extent on our ongoing relationship with key technology providers, including their personnel, resources, technological expertise, systems and technology and their ability to help execute our digital, restaurant technology and enterprise technology initiatives and support our technology innovation and growth initiatives. Any failure or interruption or degradation of their systems or technology could similarly have an adverse impact on our business, results of operations and financial condition.

The occurrence of cybersecurity incidents, or a deficiency in cybersecurity, could negatively impact our brand, business, results of operations and financial condition.

Cybersecurity incidents or breaches have, from time to time, occurred and may in the future occur involving our systems, the systems of our franchisees or the systems of our third-party service providers. Such cybersecurity incidents and breaches may include, without limitation, unauthorized access, fraud, phishing attacks, account takeovers, denial of service, computer viruses, introduction of malware or ransomware and other disruptive problems caused by malicious actors. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those managed by third parties. Our business involves the processing of sensitive customer data, including, in some instances, credit and debit card numbers and other personally identifiable information, in various information systems that we and our franchisees maintain and in those maintained by third parties with whom we and our franchisees contract to provide credit card processing, digital ordering and related services. We also maintain important internal data, such as personally identifiable information about our employees and franchisees and information relating to our operations. Our processing of personally identifiable information is regulated by international, federal and state laws, as well as by certain third-party agreements. As privacy and information security laws and regulations change, including comprehensive privacy and data protection laws adopted by states or foreign countries, we will likely incur additional costs to ensure that we remain in compliance with those laws and regulations. If our security and information systems are compromised or if our employees or franchisees, or third-party service providers fail to comply with, or fail to successfully implement processes related to, these laws, regulations or contract terms, and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, disrupt our operations, damage our relationship with customers, franchisees or employees and result in costly litigation, judgments, or penalties resulting from violation of applicable laws and payment card industry regulations. A cybersecurity incident could also require us to notify customers, employees or other groups, result in adverse publicity or a loss in consumer confidence, sales and profits, increase fees payable to third parties or cause us to incur penalties or remediation and other costs that could adversely affect our business, results of operations and financial condition. We have devoted considerable resources to secure our systems and technology against security breaches and have implemented various processes, procedures and controls to help mitigate the risk of a cybersecurity incident. However, the techniques and sophistication used to conduct cybersecurity-attacks change frequently and the measures we have taken do not guarantee that a cybersecurity incident or security breach could not occur or that our business, reputation and financial condition will not be adversely affected. We also currently maintain insurance coverage to address cybersecurity incidents. Applicable insurance policies contain customary limitations, conditions and exclusions, and there can be no assurance that our cybersecurity or other insurance policies will cover substantially all of the costs and expenses related to any previous or future incidents. In addition, our future insurance premiums may increase, and we may be unable to obtain similar levels of insurance on reasonable terms, or at all, due to challenging conditions in the insurance industry.

Risks Related to Our Indebtedness

The Company and certain of our subsidiaries are subject to various restrictions, and substantially all of the assets of certain subsidiaries are pledged as security, under the terms of a securitized financing facility.

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

The Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Senior Notes, provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments under certain circumstances, certain indemnification payments in the event, among other things, that the assets pledged as collateral for the Senior Notes are in stated ways defective or ineffective and covenants relating to recordkeeping, access to information and similar matters. The Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, the occurrence of an event of default and the failure to repay or refinance the Senior Notes on the applicable scheduled payment dates. The Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal or other amounts due on or with respect to the Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, the trustee under the Indenture ceasing to have valid and perfected security interests in certain collateral and certain judgments. In the event that a rapid amortization event occurs under the Indenture (including, without limitation, upon an event of default under the Indenture or the failure to repay the securitized debt on the applicable scheduled payment dates), the funds available to the Company would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business. In addition, if amounts owed under the securitized financing facility are accelerated because of a default under the securitized financing facility and we are unable to pay such amounts, the holders of the Senior Notes, or a representative of the holders, may have the right to sell and/or appoint a third party to assume control of substantially all of the securitized assets.

In addition, the Indenture and the related management agreement contain various covenants that limit the Company and its subsidiaries’ ability to engage in specified types of transactions, subject to certain exceptions, including, for example, to incur or guarantee additional indebtedness, sell certain assets, create or incur liens on certain assets to secure indebtedness or consolidate, merge, sell or otherwise dispose of all or substantially all of their assets. As a result of these restrictions, the Company may not have adequate resources or flexibility to continue to manage the business and provide for growth of the Wendy’s system, which could have a material adverse effect on the Company’s prospects, results of operations, financial condition and liquidity.

We have a significant amount of debt outstanding, and such indebtedness could adversely affect our business, results of operations and financial condition.

As of December 28, 2025, the Company had approximately $2.8 billion of outstanding debt on its balance sheet. Additionally, a subsidiary of the Company has issued variable funding notes, which allow for the borrowing of up to $300.0 million from time to time on a revolving basis. This level of debt could have significant consequences on the Company’s future operations, including: (i) making it more difficult to meet payment and other obligations under outstanding debt; (ii) resulting in an event of default if the Company’s subsidiaries fail to comply with the financial and other restrictive covenants contained in debt agreements, which event of default could result in all of the Company’s subsidiaries’ debt becoming immediately due and payable; (iii) reducing the availability of the Company’s cash flow to fund working capital, capital expenditures, equity and debt repurchases, dividends, acquisitions and other general corporate purposes, and limiting the Company’s ability to obtain additional financing for these purposes; (iv) subjecting the Company to the risk of increased sensitivity to interest rate increases on indebtedness with variable interest rates; (v) limiting the Company’s flexibility in planning for or reacting to, and increasing its vulnerability to, changes in the Company’s business or industry or the general economy; and (vi) placing the Company at a competitive disadvantage compared to its competitors that are less leveraged.

The ability of the Company to make payments on, repay or refinance its debt, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon its future operating performance and ability to generate significant cash flows. In addition, the ability of the Company to borrow funds in the future to make payments on its debt will depend on the satisfaction of the covenants in the securitized financing facility and other debt agreements, and other agreements it may enter into in the future. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under our variable funding notes in amounts sufficient to fund our other liquidity needs, our business, results of operations and financial condition may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed. Furthermore, our debt is rated by credit ratings agencies and these agencies may downgrade their credit ratings for us based on the performance of our business, our capital strategies or their overall view of our industry. There can be no assurance that any rating assigned to our currently outstanding indebtedness will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that agency’s judgment, circumstances so warrant. A downgrade of our credit ratings could, among other things, increase our cost of borrowing, limit our ability to access capital or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, and thereby could adversely impact our business and results of operations.

In addition to the Company’s outstanding indebtedness, the Company is subject to risks related to certain commitments, guarantees and other liabilities. These commitments, guarantees and other liabilities could have an adverse effect on the Company’s liquidity and its ability to meet payment obligations. The Company may incur additional indebtedness, guarantees, commitments or other liabilities in the future that could amplify the risks that the Company currently faces.

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

Nelson Peltz, our former Chairman and Chairman Emeritus, Peter May, our Senior Vice Chairman and Matthew Peltz, our former Vice Chairman, beneficially own shares of our outstanding common stock that collectively constitute approximately 16% of the Company’s total voting power as of February 16, 2026. These individuals may, from time to time, acquire beneficial ownership of additional shares of common stock.

In 2011, the Company entered into an agreement (the “Trian Agreement”) with Messrs. N. Peltz and May and several of their affiliates (the “Covered Persons”). Pursuant to the Trian Agreement, our Board, including a majority of the independent directors, approved, for purposes of Section 203 of the Delaware General Corporation Law, the Covered Persons becoming the owners (as defined in Section 203(c)(9)) of or acquiring an aggregate of up to (and including), but not more than, 32.5% (subject to certain adjustments set forth in the Trian Agreement) of the outstanding shares of the Company’s common stock, such that no such persons would be subject to the restrictions set forth in Section 203 solely as a result of such ownership. This concentration of ownership gives these individuals significant influence over the outcome of actions requiring stockholder approval, including the election of directors and the approval of mergers, consolidations and the sale of all or substantially all of the Company’s assets. They are also in a position to have significant influence to prevent or cause a change in control of the Company.

Our certificate of incorporation contains certain anti-takeover provisions and permits our Board of Directors to issue preferred stock without stockholder approval and limits our ability to raise capital from affiliates.

Certain provisions in our certificate of incorporation are intended to discourage or delay a hostile takeover of control of the Company. Our certificate of incorporation authorizes the issuance of shares of “blank check” preferred stock, which will have such designations, rights and preferences as may be determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power and other rights of the holders of our common stock. The preferred stock could be used to discourage, delay or prevent a change in control of the Company that is determined by the Board of Directors to be undesirable. Our certificate of incorporation prohibits the issuance of preferred stock to affiliates, unless offered ratably to the holders of our common stock, subject to an exception in the event that the Company is in financial distress and the issuance is approved by the Audit Committee of our Board of Directors, which limits our ability to raise capital from affiliates.

Risks Related to Legal and Regulatory Matters

Existing and changing legal and regulatory requirements, as well as a focus on corporate responsibility issues, could adversely affect our brand, business, results of operations and financial condition.

Our complex and extensive legal and regulatory environment exposes us to compliance, litigation and similar risks that could affect our operations and results in material ways. Each Wendy’s restaurant is subject to licensing and regulation by health, sanitation, safety and other agencies in the state and/or municipality in which the restaurant is located, as well as to federal laws, rules and regulations and requirements of non-governmental entities such as payment card industry rules. Governmental authorities may enact or change laws, rules or regulations (some of which may be potentially conflicting with each other) that impact restaurant operations and the cost of conducting those operations, including, among other matters, product packaging, marketing, the nutritional content and safety of our food and other products, labeling and other disclosure practices, and labor changes (including with respect to changes in immigration laws and enforcement). In addition, there can be no assurance that we and our franchisees will not experience material difficulties or failures in obtaining the necessary licenses or approvals for opening new restaurants. More stringent and varied requirements of local regulators with respect to tax, zoning, land use and environmental factors could also delay or prevent development of new restaurants in particular locations.

We are subject to various laws, rules and regulations that govern the offer and sale of a franchise, including rules by the U.S. Federal Trade Commission. Various state, provincial and foreign laws, rules and regulations also regulate certain aspects of the franchise relationship, including terminations and the refusal to renew franchises. The failure to comply with these laws, rules and regulations in any jurisdiction or to obtain required government approvals could result in a ban or temporary suspension on future franchise sales, fines and penalties or require us to make offers of rescission or restitution, any of which could adversely affect our business results of operations and financial condition. We could also face lawsuits by franchisees based upon alleged violations of these laws, rules and regulations. We and our franchisees are each also subject to laws, rules and regulations that govern employment matters at the federal/national, state/provincial and local levels. In the United States, this includes laws like the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, Title VII, the Age Discrimination in Employment Act, the Americans with Disabilities Act, the National Labor Relations Act, family leave, paid sick time and similar requirements and a variety of other laws, rules and regulations.

Changes in laws, rules, regulations, and governmental policies, including the interpretation thereof, could increase our costs, require modifications to our business, result in increased litigation, investigations, enforcement actions, fines or liabilities and adversely affect our business, results of operations and financial condition. Changes in the legal framework of employment or franchise liability could negatively impact our business, particularly if such changes result in any law, rule, regulation, governmental policy or interpretation or judicial decision determining that Wendy’s is an employer of its franchisees or a joint employer with our franchisees or otherwise imposing liability for employment-related claims or impacting our employment relationships based on theories of joint employer liability or other theories of vicarious liability. In addition, various state and local laws may require wage increases and impose working hour and working condition standards that could result in increased costs, limit our or our franchisees’ ability to respond to market conditions and negatively impact our ability to identify, attract and retain qualified franchisees to operate or open restaurants in the impacted markets. If we are unable to effectively manage the risks associated with this complex legislative and regulatory environment, it could have a material adverse effect on our business and financial condition.

We are also subject to legal and compliance risks related to privacy and data collection, and protection and management of certain data and information associated with our technology-related services and platforms made available to customers, employees, franchisees, business partners or other third parties. We are subject to a variety of federal and state and foreign laws, rules and regulations in this area. These laws and regulations have been subject to frequent change, and there may be jurisdictions that propose or enact new data privacy requirements in the future. Failure to meet applicable data privacy requirements could result in legal proceedings and substantial penalties and adversely impact our business, results of operations and financial condition. Additionally, evolving laws, rules and regulations could require us and our franchisees to change or limit the way we collect or use information in operating our business, which may result in additional costs, limit our marketing or growth strategies and adversely affect our business, results of operations and financial condition.

There is also a focus by major institutional investors and others on corporate responsibility matters, including packaging and waste, animal health and welfare, human rights, diversity, climate change, greenhouse gases and land, energy and water use. As a result, we have experienced pressure and expectations to provide expanded disclosure and establish commitments, goals or targets with respect to various corporate responsibility issues and to take the actions necessary to meet those commitments, goals and targets. If we are not effective, or perceived to be effective, in meeting our commitments, goals or targets or otherwise addressing various corporate responsibility matters, this could result in negative publicity, decreased consumer trust in our brand or litigation. In addition, the actions needed to meet our commitments, goals and targets could be difficult and resource intensive, or may require collaboration with and cooperation by our franchisees and other third parties, including suppliers in our supply chain, and are subject to risks and uncertainties, many of which are outside of our control and may prove more costly than we anticipate. There has also been pushback by some individuals and organizations on companies focusing on certain corporate responsibility initiatives which could also have an adverse effect. Any failure or perceived failure by us to manage corporate responsibility issues successfully could have a material adverse effect on our business, results of operation and financial condition.

Complaints or litigation could hurt our brand, business, results of operations and financial condition.

Wendy’s customers may file complaints or lawsuits against us or our franchisees alleging that we are responsible for an illness or injury they suffered at or after a visit to a Wendy’s restaurant, or alleging that there was a problem with food safety, food quality or operations at a Wendy’s restaurant. We may also be subject to a variety of other claims arising in the ordinary course of our business, including personal injury claims, contract claims, marketing or advertising claims, claims from franchisees, intellectual property claims, stockholder claims, data privacy claims and claims alleging violations of law regarding workplace and employment matters, discrimination and similar matters, including class action lawsuits. Regardless of whether any claims against us are valid or whether we are found to be liable, claims may be expensive to defend and may divert management’s attention away from operations, hurt our performance and have a negative impact on our brand and our restaurants. While we believe we have adequate accruals for all of our legal and environmental matters, we cannot estimate the aggregate possible range of loss for our existing litigation and claims due to various reasons, including, but not limited to, many proceedings being in preliminary stages, with various motions either yet to be submitted or pending, discovery yet to occur, and significant factual matters unresolved. In addition, most cases seek an indeterminate amount of damages and many involve multiple parties. Predicting the outcomes of settlement discussions or judicial or arbitral decisions are thus inherently difficult. Insurance policies contain customary limitations, conditions and exclusions that can affect the amount of insurance proceeds ultimately received. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our results of operations or financial condition. Moreover, complaints, litigation or adverse publicity experienced by one or more of our franchisees could also hurt our brand or business as a whole.

The recognition of impairment or other charges could adversely affect our future results of operations.

We may be affected by the nature and timing of decisions about underperforming markets or assets, including decisions that result in impairment or other charges that reduce our earnings, which could adversely affect our future results. In assessing the recoverability of our long-lived assets, goodwill and intangible assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. These estimates are highly subjective and can be significantly impacted by many factors such as business and economic conditions, operating costs, inflation, competition, consumer and demographic trends and restructuring activities. If our estimates or underlying assumptions change in the future, or if the operating performance or cash flows of our business decline, we may be required to record impairment charges, which could have a significant adverse effect on our reported results for the affected periods.

Tax matters, including changes in tax rates or laws, imposition of new taxes, disagreements with taxing authorities and unanticipated tax liabilities, could impact our results of operations and financial condition.

We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax matters and initiatives around the world. In particular, we are impacted by changes to tax rates, laws or policies or related authoritative interpretations. We are also impacted by the settlement of adjustments proposed by taxing and governmental authorities in connection with our tax reviews and audits, all of which will depend on their timing, nature and scope. While we believe our recorded provision for income taxes properly reflects all applicable tax laws as currently enacted, there can be no assurance that we would be successful in challenging adjustments by the relevant tax authorities. Any significant increases in income tax rates, new or increased import duties or tariffs, changes in income tax laws, U.S. trade or tax policy or unfavorable resolution of tax matters could have a material adverse impact on our results of operations and financial condition.

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

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, as described above, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see “Item 1A. Risk Factors—Risks Related to Technology and Cybersecurity” of this Form 10-K.

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

The following table contains information about our principal office facilities as of December 28, 2025:

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

At December 28, 2025, Wendy’s and its franchisees operated 7,397 Wendy’s restaurants. Of the 423 Company-operated restaurants in the Wendy’s U.S. segment, Wendy’s owned the land and building for 155 restaurants, owned the building and held long-term land leases for 141 restaurants and held leases covering the land and building for 127 restaurants. Of the 11 Company-operated restaurants in the Wendy’s International segment, Wendy’s owned the building and held long-term land leases for one restaurant and held leases covering the land and building for 10 restaurants. Lease terms are generally initially between 15 and 20 years and, in most cases, provide for rent escalations and renewal options. Certain leases contain contingent rent provisions that require additional rental payments based upon restaurant sales volume in excess of specified amounts. As part of the Global Real Estate & Development segment, Wendy’s also owned 491 and leased 1,146 properties that were either leased or subleased principally to franchisees as of December 28, 2025. Surplus land and buildings are generally held for sale and are not material to our financial condition or results of operations.

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

The Company paid quarterly cash dividends of $.25 per share of common stock during each of the first, second, third and fourth quarters of 2024 and the first quarter of 2025. The Company paid quarterly cash dividends of $.14 per share of common stock during each of the second, third and fourth quarters of 2025.

During the first quarter of 2026, the Company declared a dividend of $.14 per share of common stock to be paid on March 16, 2026 to stockholders of record as of March 2, 2026. Although the Company currently intends to continue to declare and pay quarterly cash dividends, there can be no assurance that any additional quarterly cash dividends will be declared or paid or as to the amount or timing of such dividends, if any. Future dividend payments, if any, will be made at the discretion of our Board of Directors and will be based on such factors as the Company’s earnings, financial condition and cash requirements and other factors.

As of February 16, 2026, there were approximately 17,063 holders of record of the Company’s common stock.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth fiscal quarter of 2025:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan (2)
September 29, 2025 through November 2, 2025	1,107	$8.87	—	$35,000,024
November 3, 2025 through November 30, 2025	—	$—	—	$35,000,024
December 1, 2025 through December 28, 2025	288	$8.35	—	$35,000,024
Total	1,395	$8.77	—	$35,000,024

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic and dollar share, and the third largest globally with 7,397 restaurants in the U.S. and 38 foreign countries and U.S. territories as of December 28, 2025.

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

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 28, 2025” or “2025,” (2) “the year ended December 29, 2024” or “2024,” and (3) “the year ended December 31, 2023” or “2023,” all of which consisted of 52 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

Executive Overview

Our Business

As of December 28, 2025, the Wendy’s restaurant system was comprised of 7,397 restaurants, with 5,969 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 423 were operated by the Company and 5,546 were operated by a total of 203 franchisees. In addition, at December 28, 2025, there were 1,428 Wendy’s restaurants in operation in 38 foreign countries and U.S. territories. Of the international restaurants, 1,417 were operated by a total of 117 franchisees and 11 were operated by the Company in the U.K.

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

During 2025, the Company announced Project Fresh, a comprehensive plan to drive profitable growth and long-term value across our U.S. system. The four strategic pillars of Project Fresh include (1) brand revitalization, (2) operational excellence, (3) system optimization and (4) capital allocation. These pillars are designed to drive profitable average unit volume growth and increase traffic in the U.S. by improving marketing effectiveness, menu offerings and the customer experience, and to enhance franchisee economics. Internationally, the Company’s strategic priorities also include driving profitable average unit volume growth and sustaining strong net unit growth.

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

•Systemwide Sales - Systemwide sales includes sales by both Company-operated restaurants and franchised restaurants. Franchised restaurants’ sales are reported by our franchisees and represent their revenues from sales at franchised Wendy’s restaurants. The Company’s consolidated financial statements do not include sales by franchised restaurants to their customers. The Company’s royalty and advertising funds revenues are computed as percentages of sales made by Wendy’s franchisees. As a result, sales by Wendy’s franchisees have a direct effect on the Company’s royalty and advertising funds revenues and profitability.

•Average Unit Volumes - We calculate Company-operated restaurant average unit volumes by summing the average weekly sales of all Company-operated restaurants which reported sales during the week.

Franchised restaurant average unit volumes includes sales by franchised restaurants, which are reported by our franchisees and represent their revenue from sales at franchised Wendy’s restaurants. The Company’s consolidated financial statements do not include sales by franchised restaurants to their customers. We calculate franchised restaurant average unit volumes by summing the average weekly sales of all franchised restaurants which reported sales during the week.

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

The Company believes its presentation of same-restaurant sales, Company-operated restaurant margin, systemwide sales and average unit volumes, including franchised restaurant average unit volumes, provide a meaningful perspective of the underlying operating performance of the Company’s current business and enables investors to better understand and evaluate the Company’s historical and prospective operating performance. The Company believes that these metrics are important supplemental measures of operating performance because they highlight trends in the Company’s business that may not otherwise be apparent when relying solely on our consolidated financial statements. The Company believes investors, analysts and other interested parties use these metrics in evaluating issuers and that the presentation of these measures facilitates a comparative assessment of the Company’s operating performance. With respect to same-restaurant sales, systemwide sales and franchised restaurant average unit volumes, the Company also believes that the data is useful in assessing consumer demand for the Company’s products and the overall success of the Wendy’s brand.

2025 Highlights

•Global systemwide sales were $13.96 billion in 2025 compared with $14.49 billion in 2024, a decrease of 3.5% on a constant currency basis;

•International systemwide sales were $2.06 billion in 2025 compared with $1.93 billion in 2024, an increase of 8.1% on a constant currency basis;

•Revenues decreased 3.1% to $2.18 billion in 2025 compared with $2.25 billion in 2024;

•Global same-restaurant sales decreased 4.7%, U.S. same-restaurant sales decreased 5.6% and international same-restaurant sales increased 1.3% compared to 2024. On a two-year basis, global same-restaurant sales decreased 3.2%;

•Global Company-operated restaurant margin was 13.6% in 2025, a decrease of 180 basis points compared to 2024;

•Income before income taxes decreased 16.6% to $227.2 million in 2025 compared to $272.4 million in 2024;

•Digital sales increased to approximately 20.8% of global systemwide sales in 2025 compared with approximately 17.6% in 2024; and

•Systemwide restaurant count increased by 157 net new restaurants in 2025.

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. For discussion related to 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K, please refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K, filed with the United States Securities and Exchange Commission on February 21, 2025.

Results of Operations

The tables included throughout this Results of Operations section set forth in millions (except as otherwise indicated) the Company’s consolidated results of operations for the years ended December 28, 2025, December 29, 2024 and December 31, 2023.

	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Revenues:
Sales	$916.3	$(9.6)	$925.9	$(4.2)	$930.1
Franchise royalty revenue and fees	602.7	(23.3)	626.0	33.7	592.3
Franchise rental income	235.8	(0.7)	236.5	6.3	230.2
Advertising funds revenue	422.1	(36.0)	458.1	29.1	429.0
	2,176.9	(69.6)	2,246.5	64.9	2,181.6
Costs and expenses:
Cost of sales	791.7	8.5	783.2	(11.3)	794.5
Franchise support and other costs	81.0	13.3	67.7	10.5	57.2
Franchise rental expense	125.8	(1.6)	127.4	2.0	125.4
Advertising funds expense	422.6	(55.5)	478.1	50.1	428.0
General and administrative	252.7	(2.5)	255.2	5.2	250.0
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	152.2	9.0	143.2	7.4	135.8
Amortization of cloud computing arrangements	18.6	3.9	14.7	1.9	12.8
System optimization gains, net	(1.0)	0.2	(1.2)	(0.3)	(0.9)
Reorganization and realignment costs	(0.1)	(8.6)	8.5	(0.7)	9.2
Impairment of long-lived assets	12.1	2.4	9.7	8.3	1.4
Other operating income, net	(22.2)	(10.8)	(11.4)	2.4	(13.8)
	1,833.4	(41.7)	1,875.1	75.5	1,799.6
Operating profit	343.5	(27.9)	371.4	(10.6)	382.0
Interest expense, net	(126.5)	(2.6)	(123.9)	0.2	(124.1)
(Loss) gain on early extinguishment of debt, net	(0.6)	(0.6)	—	(2.3)	2.3
Investment loss, net	(1.7)	(1.7)	—	10.4	(10.4)
Other income, net	12.5	(12.3)	24.8	(4.8)	29.6
Income before income taxes	227.2	(45.2)	272.4	(7.0)	279.4
Provision for income taxes	(62.1)	15.9	(78.0)	(3.0)	(75.0)
Net income	$165.1	$(29.3)	$194.4	$(10.0)	$204.4

	2025	% of Total Revenues	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Sales	$916.3	42.1%	$925.9	41.2%	$930.1	42.6%
Franchise royalty revenue and fees:
Franchise royalty revenue	504.5	23.2%	528.4	23.5%	512.1	23.5%
Franchise fees	98.2	4.5%	97.6	4.4%	80.2	3.6%
Total franchise royalty revenue and fees	602.7	27.7%	626.0	27.9%	592.3	27.1%
Franchise rental income	235.8	10.8%	236.5	10.5%	230.2	10.6%
Advertising funds revenue	422.1	19.4%	458.1	20.4%	429.0	19.7%
Total revenues	$2,176.9	100.0%	$2,246.5	100.0%	$2,181.6	100.0%

	2025	% of Sales	2024	% of Sales	2023	% of Sales
Cost of sales:
Food and paper	$291.6	31.8%	$287.2	31.0%	$297.4	32.0%
Restaurant labor	296.9	32.4%	298.1	32.2%	298.5	32.1%
Occupancy, advertising and other operating costs	203.2	22.2%	197.9	21.4%	198.6	21.3%
Total cost of sales	$791.7	86.4%	$783.2	84.6%	$794.5	85.4%

	2025	% of Sales	2024	% of Sales	2023	% of Sales
Company-operated restaurant margin:
U.S.	$126.1	14.2%	$143.6	16.0%	$138.6	15.3%
Global	124.6	13.6%	142.7	15.4%	135.6	14.6%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	2025	2024	2023
Key business measures:
U.S. same-restaurant sales:
Company-operated	(2.5)%	0.0%	2.6%
Franchised	(5.8)%	1.5%	3.8%
Systemwide	(5.6)%	1.4%	3.7%

International same-restaurant sales (a)	1.3%	2.8%	8.1%

Global same-restaurant sales:
Company-operated	(2.5)%	(0.1)%	2.7%
Franchised (a)	(4.8)%	1.7%	4.4%
Systemwide (a)	(4.7)%	1.5%	4.3%

	2025	2024	2023
Key business measures (continued):
Systemwide sales (b):
U.S. Company-operated	$887.5	$898.9	$905.7
U.S. franchised	11,010.0	11,654.9	11,379.6
U.S. systemwide	11,897.5	12,553.8	12,285.3
International Company-operated	28.8	27.0	24.4
International franchised (a)	2,035.3	1,906.6	1,778.0
International systemwide (a)	2,064.1	1,933.6	1,802.4
Global systemwide (a)	$13,961.6	$14,487.4	$14,087.7

Restaurant average unit volumes (in thousands):
U.S. Company-operated	$2,241.3	$2,275.1	$2,256.7
U.S. franchised	1,984.0	2,085.7	2,046.0
U.S. systemwide	2,001.3	2,098.2	2,060.2
International systemwide (a)	1,483.2	1,576.9	1,585.3
Global systemwide (a)	$1,903.0	$2,009.6	$1,984.1
_______________

(a)Excludes Argentina due to the impact of that country’s highly inflationary economy.

(b)During 2025 and 2024, global systemwide sales decreased 3.5% and increased 3.1%, respectively, U.S. systemwide sales decreased 5.2% and increased 2.2%, respectively, and international systemwide sales increased 8.1% and 9.0%, respectively, on a constant currency basis.

The table below presents details regarding the change in restaurant counts of the Wendy’s system from 2023 to 2025.

	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at December 31, 2023	403	5,627	12	1,198	7,240
Opened	2	99	1	174	276
Closed	(21)	(177)	—	(78)	(276)
Net (sold to) purchased by franchisees	(3)	3	—	—	—
Restaurant count at December 29, 2024	381	5,552	13	1,294	7,240
Opened	14	95	1	158	268
Closed	(2)	(71)	(3)	(35)	(111)
Net purchased from (sold to) franchisees	30	(30)	—	—	—
Restaurant count at December 28, 2025	423	5,546	11	1,417	7,397

Sales	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Sales	$916.3	$(9.6)	$925.9	$(4.2)	$930.1

The decrease in sales during 2025 was primarily due to (1) a 2.5% decrease in Company-operated same-restaurant sales of $22.0 million and (2) the sale of Company-operated restaurants to franchisees of $6.9 million. These impacts were partially offset by (1) the Company’s acquisition of 35 franchise-operated restaurants during the third quarter of 2025 of $20.5 million and (2) net new restaurant development of $1.2 million. Company-operated same-restaurant sales decreased due to a decrease in traffic, partially offset by higher average check.

Franchise Royalty Revenue and Fees	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Franchise royalty revenue	$504.5	$(23.9)	$528.4	$16.3	$512.1
Franchise fees	98.2	0.6	97.6	17.4	80.2
	$602.7	$(23.3)	$626.0	$33.7	$592.3

The decrease in franchise royalty revenue during 2025 was primarily due to a 4.8% decrease in global franchise same-restaurant sales. Franchise same-restaurant sales during 2025 decreased due to a decrease in traffic, partially offset by higher average check.

The increase in franchise fees during 2025 was primarily due to (1) higher fees for providing information technology services to franchisees of $6.9 million and (2) an increase in other miscellaneous fees of $1.9 million. These increases were partially offset by early terminations fees for franchised restaurant closures in the prior year of $8.2 million.

Franchise Rental Income	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Franchise rental income	$235.8	$(0.7)	$236.5	$6.3	$230.2

The decrease in franchise rental income during 2025 was primarily due to (1) the impact of assigning certain existing leases to franchisees of $5.6 million. This impact was partially offset by (1) entering into new leases of $2.3 million and (2) amending certain existing leases of $1.8 million.

Advertising Funds Revenue	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Advertising funds revenue	$422.1	$(36.0)	$458.1	$29.1	$429.0

The decrease in advertising funds revenue during 2025 was primarily due to (1) a decrease in franchise same-restaurant sales of $23.0 million and (2) promotional activity in the prior year of $12.0 million.

Cost of Sales, as a Percent of Sales	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Food and paper	31.8%	0.8%	31.0%	(1.0)%	32.0%
Restaurant labor	32.4%	0.2%	32.2%	0.1%	32.1%
Occupancy, advertising and other operating costs	22.2%	0.8%	21.4%	0.1%	21.3%
	86.4%	1.8%	84.6%	(0.8)%	85.4%

The increase in cost of sales, as a percent of sales, during 2025 was primarily due to (1) higher commodity costs, (2) a decrease in traffic and (3) an increase in restaurant labor rates. These changes were partially offset by (1) higher average check and (2) labor efficiencies.

Franchise Support and Other Costs	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Franchise support and other costs	$81.0	$13.3	$67.7	$10.5	$57.2

The increase in franchise support and other costs during 2025 was primarily due to (1) an increase in the provision for doubtful accounts and (2) an increase in costs incurred to provide information technology services and other services to franchisees.

Franchise Rental Expense	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Franchise rental expense	$125.8	$(1.6)	$127.4	$2.0	$125.4

The decrease in franchise rental expense during 2025 was primarily due to the impact of assigning certain existing leases to franchisees.

Advertising Funds Expense	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Advertising funds expense	$422.6	$(55.5)	$478.1	$50.1	$428.0

The decrease in advertising funds expense during 2025 was primarily due to (1) the same factors as described above for “Advertising Funds Revenue” and (2) a decrease in the Company’s funding of incremental breakfast advertising.

General and Administrative	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Share-based compensation	$14.2	$(8.0)	$22.2	$(0.3)	$22.5
Incentive compensation	19.9	(5.7)	25.6	(1.2)	26.8
Professional fees	56.3	(1.7)	58.0	(2.3)	60.3
Employee compensation and benefits	147.4	12.3	135.1	8.7	126.4
Other, net	14.9	0.6	14.3	0.3	14.0
	$252.7	$(2.5)	$255.2	$5.2	$250.0

The decrease in general and administrative expenses during 2025 was primarily due to (1) lower share-based compensation as a result of the departure of the Company’s previous President and Chief Executive Officer and (2) a decrease in incentive compensation accruals, reflecting lower operating performance as compared to plan in 2025 versus 2024. These decreases were partially offset by higher employee compensation and benefits.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Restaurant properties	$77.9	$4.4	$73.5	$3.8	$69.7
Finance lease assets	18.9	5.0	13.9	(2.2)	16.1
Technology support, corporate and other	55.4	(0.4)	55.8	5.8	50.0
	$152.2	$9.0	$143.2	$7.4	$135.8

The increase in depreciation and amortization during 2025 was primarily due to (1) restaurant-related asset disposals and (2) asset additions for new and remodeled restaurants.

Amortization of Cloud Computing Arrangements	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Amortization of cloud computing arrangements	$18.6	$3.9	$14.7	$1.9	$12.8

The increase in amortization of cloud computing arrangements during 2025 was primarily due to amortization of assets associated with the Company’s digital investments.

System Optimization Gains, Net	2025		2024		2023
	Amount	Change	Amount	Change	Amount
System optimization gains, net	$1.0	$(0.2)	$1.2	$0.3	$0.9

System optimization gains, net during 2025 were primarily comprised of gains on the sale of surplus and other properties. System optimization gains, net during 2024 were primarily comprised of gains on the sale of Company-operated restaurants. See Note 15 to the Consolidated Financial Statements contained in Item 8 herein for further discussion.

Reorganization and Realignment Costs	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Organizational Redesign Plan	$(0.8)	$(9.2)	$8.4	$(0.7)	$9.1
Other reorganization and realignment plans	0.5	0.4	0.1	—	0.1
	$(0.1)	$(8.6)	$8.5	$(0.7)	$9.2

During 2025, the Company recognized costs under the Organizational Redesign Plan of $(0.8) million, which primarily included a reversal of a severance accrual as a result of a change in estimate. During 2024, the Company recognized costs under the Organizational Redesign Plan of $8.4 million, which primarily included severance and related employee costs. See Note 17 to the Consolidated Financial Statements contained in Item 8 herein for further information on the Organizational Redesign Plan.

Impairment of Long-Lived Assets	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Impairment of long-lived assets	$12.1	$2.4	$9.7	$8.3	$1.4

The increase in impairment of long-lived assets during 2025 was primarily due to the deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Lease buyout	$4.0	$5.0	$(1.0)	$(0.9)	$(0.1)
Claim settlement	4.0	4.0	—	—	—
Gains on sales-type leases	2.9	2.4	0.5	(2.0)	2.5
Other, net	11.3	(0.6)	11.9	0.5	11.4
	$22.2	$10.8	$11.4	$2.4	$13.8

The increase in other operating income, net during 2025 was primarily due to (1) an increase in lease buyout activity, (2) the settlement of a claim and (3) gains on new and modified sales-type leases.

Interest Expense, Net	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Interest expense, net	$126.5	$2.6	$123.9	$(0.2)	$124.1

Interest expense, net increased during 2025 primarily due to the impact of amending certain existing leases.

(Loss) Gain on Early Extinguishment of Debt, Net	2025		2024		2023
	Amount	Change	Amount	Change	Amount
(Loss) gain on early extinguishment of debt, net	$(0.6)	$(0.6)	$—	$(2.3)	$2.3

During 2025, in connection with the refinancing of a portion of the Company’s securitized financing facility, the Company incurred a loss on the early extinguishment of debt of $0.6 million as a result of repaying the outstanding Series 2019-1 Class A-2-I Notes with the proceeds from the issuance of its Series 2025-1 Class A-2 Notes. See Note 9 to the Consolidated Financial Statements contained in Item 8 herein for further information.

Investment Loss, Net	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Investment loss, net	$1.7	$1.7	$—	$(10.4)	$10.4

During 2025, the Company recorded a loss of $1.7 million due to impairment charges for the difference between the estimated fair value and the carrying value of an investment in equity securities.

Other Income, Net	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Other income, net	$12.5	$(12.3)	$24.8	$(4.8)	$29.6

The decrease in other income, net during 2025 was primarily due to a decrease in interest income, reflecting lower balances of cash equivalents and lower interest rates.

Provision for Income Taxes	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Income before income taxes	$227.2	$(45.2)	$272.4	$(7.0)	$279.4
Provision for income taxes	(62.1)	15.9	(78.0)	(3.0)	(75.0)
Effective tax rate on income	27.4%	(1.3)%	28.7%	1.9%	26.8%

The decrease in the provision for income taxes and the effective tax rate during 2025 was primarily due to (1) an unfavorable discrete state tax item in the prior year and (2) the tax effects of share-based compensation. These impacts were partially offset by the tax effects of the Company’s foreign operations.

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

Segment Information

See Note 26 to the Consolidated Financial Statements contained in Item 8 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Sales	$887.5	$(11.4)	$898.9	$(6.8)	$905.7
Franchise royalty revenue	429.0	(27.6)	456.6	11.9	444.7
Franchise fees	84.1	1.4	82.7	14.0	68.7
Advertising fund revenue	384.5	(37.0)	421.5	24.8	396.7
Total revenues	$1,785.1	$(74.6)	$1,859.7	$43.9	$1,815.8
Segment profit	$489.1	$(36.9)	$526.0	$(2.4)	$528.4

The decrease in Wendy’s U.S. revenues during 2025 was primarily due to (1) lower advertising fund revenue and (2) a decrease in same-restaurant sales. Same-restaurant sales decreased during 2025 primarily due to a decrease in traffic, partially offset by higher average check. These changes were partially offset by the Company’s acquisition of 35 franchise-operated restaurants.

The decrease in Wendy’s U.S. segment profit during 2025 was primarily due to (1) lower revenues, (2) higher cost of sales, as a percent of sales for Company-operated restaurants driven by the same factors as described above for “Cost of Sales, as a Percent of Sales” and (3) higher franchise support and other costs. These changes were partially offset by a decrease in the Company’s funding of incremental advertising.

Wendy’s International

	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Sales	$28.8	$1.8	$27.0	$2.6	$24.4
Franchise royalty revenue	75.5	3.8	71.7	4.2	67.5
Franchise fees	11.1	1.8	9.3	2.9	6.4
Advertising fund revenue	37.6	1.0	36.6	4.4	32.2
Total revenues	$153.0	$8.3	$144.7	$14.2	$130.5
Segment profit	$43.1	$(0.2)	$43.3	$7.6	$35.7

The increase in Wendy’s International revenues during 2025 was primarily due to (1) net new restaurant development and (2) an increase in franchise same-restaurant sales. Franchise same-restaurant sales increased during 2025 due to higher average check, partially offset by a decrease in traffic.

Wendy’s International segment profit was relatively flat in 2025 compared with 2024. During 2025, higher general and administrative expense and higher advertising fund expense were largely offset by higher revenues.

Global Real Estate & Development

	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Franchise fees	$3.0	$(2.6)	$5.6	$0.6	$5.0
Franchise rental income	235.8	(0.7)	236.5	6.3	230.2
Total revenues	$238.8	$(3.3)	$242.1	$6.9	$235.2
Segment profit	$110.4	$1.8	$108.6	$5.1	$103.5

The decrease in Global Real Estate & Development revenues during 2025 was primarily due to (1) lower development-related fees and (2) lower franchise rental income, driven by the same factors as described above for “Franchise Rental Income.”

The increase in Global Real Estate & Development segment profit during 2025 was primarily due to (1) gains on new and modified sales-type leases and (2) an increase in lease buyout activity. These increases were partially offset by lower revenues.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. Our principal uses of cash are operating expenses, repurchases of common stock, capital expenditures and dividends to stockholders.

As of December 28, 2025, cash, cash equivalents and restricted cash totaled $357.7 million. In addition, the Company maintains a revolving financing facility, which allows for the drawing of up to $300.0 million. Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

We currently believe we have the ability to pursue additional sources of liquidity if needed or desired to fund operating cash requirements or for other purposes. However, there can be no assurance that additional liquidity will be readily available or available on terms acceptable to us.

Material Cash Requirements

Stock Repurchases

In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During 2025, the Company repurchased 14.4 million shares under the January 2023 Authorization with an aggregate purchase price of $200.0 million, excluding excise tax of $1.9 million and commissions of $0.2 million. As of December 28, 2025, the Company had $35.0 million of availability remaining under the January 2023 Authorization.

Dividends

On March 17, 2025, June 16, 2025, September 16, 2025 and December 15, 2025, the Company paid quarterly cash dividends per share of $.25, $.14, $.14 and $.14, respectively, aggregating $129.6 million. On February 13, 2026, the Company announced a dividend of $.14 per share to be paid on March 16, 2026 to stockholders of record as of March 2, 2026. If the Company pays regular quarterly cash dividends for the remainder of 2026 at the same rate as declared in the first quarter of 2026, the Company’s total cash requirement for dividends for all of 2026 would be approximately $106.6 million based on the number of shares of its common stock outstanding at February 16, 2026. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Capital Expenditures

In 2025, cash capital expenditures amounted to $101.9 million, primarily related to digital and technology investments and various other development-related projects. In 2026, we expect that cash capital expenditures will amount to approximately $100.0 million to $110.0 million, principally relating to (1) technology investments, including consumer-facing digital technology, (2) the opening of new Company-operated restaurants and the reimaging of existing Company-operated restaurants, (3) maintenance capital expenditures for Company-operated restaurants and (4) various other capital projects.

In addition to the capital expenditures noted above, cash expenditures related to the Company’s build to suit development fund amounted to $38.4 million during 2025. In 2026, we expect to invest approximately $20.0 million in the development fund to drive new restaurant growth.

Long-Term Debt, Including Current Portion

As of December 28, 2025, the Company’s long-term debt obligations totaled $2,760.3 million, including $29.8 million payable within 12 months. In addition, the Company is party to a revolving financing facility of Series 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “Class A-1 Notes”), which allows for the drawing of up to $300.0 million on a revolving basis using various credit instruments, including a letter of credit facility. No amounts were borrowed under the Class A-1 Notes during 2025.

We may from time to time seek to repurchase portions of our outstanding long-term debt through open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Whether or not to repurchase any debt and the size and timing of any such repurchases will be determined at our discretion.

See Note 9 to the Consolidated Financial Statements contained in Item 8 herein for further information related to our long-term debt obligations and the timing of expected payments.

Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment. As of December 28, 2025, the Company’s future minimum rental payments for non-cancelable leases were $2,034.6 million, including $156.0 million payable within 12 months. See Note 5 to the Consolidated Financial Statements contained in Item 8 herein for further information related to our finance and operating lease obligations and the timing of expected payments.

Purchase Obligations

The Company’s purchase obligations include purchase requirements under a beverage agreement and other obligations related primarily to information technology. As of December 28, 2025, the Company’s purchase obligations were $253.7 million, including $93.9 million payable within 12 months.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes our cash flows from operating, investing and financing activities for each of the past three fiscal years:

	2025		2024		2023
	Amount	Change	Amount	Change	Amount
Net cash provided by (used in):
Operating activities	$344.5	$(10.8)	$355.3	$9.9	$345.4
Investing activities	(150.8)	(21.5)	(129.3)	(42.8)	(86.5)
Financing activities	(344.0)	(40.9)	(303.1)	201.2	(504.3)
Effect of exchange rate changes on cash	4.4	12.5	(8.1)	(10.5)	2.4
Net decrease in cash, cash equivalents and restricted cash	$(145.9)	$(60.7)	$(85.2)	$157.8	$(243.0)

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $344.5 million and $355.3 million in 2025 and 2024, respectively. The change was primarily due to (1) lower net income, adjusted for non-cash expenses, (2) the timing of the collection of royalty receivables and (3) an increase in cash paid for cloud computing arrangements. These changes were partially offset by (1) a decrease in cash paid for income taxes and (2) the timing of payments for marketing expenses of the national advertising funds.

Investing Activities

Cash used in investing activities was $150.8 million and $129.3 million in 2025 and 2024, respectively. The change was primarily due to (1) an increase in payments for restaurant acquisitions of $16.9 million compared to the prior year, reflecting the impact of the Company’s acquisition of 35 franchise-operated restaurants during 2025 and (2) an increase in capital expenditures of $7.5 million.

Financing Activities

Cash used in financing activities was $344.0 million and $303.1 million in 2025 and 2024, respectively. The change was primarily due to (1) an increase in repurchases of the Company’s common stock of $123.4 million and (2) a decrease in proceeds from stock option exercises of $30.9 million. These changes were partially offset by (1) a decrease in dividends of $74.9 million and (2) a net increase in cash provided by long-term debt activities of $41.1 million, reflecting the net impacts of the completion of the Company’s debt refinancing transaction during the fourth quarter of 2025 and the Company’s full repayment of the outstanding 7% debentures.

Guarantees and Other Contingencies

Year End
2025
Lease guarantees (a)	$98.5
Letters of credit (b)	28.7
Total	$127.2
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

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during 2025, and we anticipate continued labor and commodity inflation in 2026. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases, product mix and focused execution of operational excellence. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, eggs, pork, dairy and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through selective menu price increases, product mix and focused execution of operational excellence.

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

We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:

•Impairment of goodwill and indefinite-lived intangible assets:

Our goodwill totaled $774.1 million as of December 28, 2025, of which $621.9 million, $29.7 million and $122.5 million was allocated to our U.S. Company-operated and franchise restaurants reporting unit, Canada franchise restaurants reporting unit and global real estate and development operations reporting unit, respectively.

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

For the annual goodwill impairment test in the fourth quarter of 2025, we elected to perform a qualitative assessment for the U.S. Company-operated and franchise restaurants reporting unit and the Canada franchise restaurants reporting unit, and we performed a quantitative goodwill impairment test for the global real estate and development operations reporting unit. The qualitative assessment indicated the fair value of our U.S. Company-operated and franchise restaurants reporting unit and our Canada franchise restaurants reporting unit was more likely than not greater than the carrying amount. Our quantitative goodwill impairment test for our global real estate and development operations reporting unit indicated that there had been no impairment and the fair value of this reporting unit of approximately $1,400.0 million was approximately 18% in excess of its carrying value.

Our indefinite-lived intangible assets represent trademarks and totaled $903.0 million as of December 28, 2025. We test indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the assets may be impaired. Our annual impairment test may be completed through a qualitative assessment to determine if the fair value of the indefinite-lived intangible assets is more likely than not greater than the carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value exceeds the fair value, we test for impairment using a quantitative process. Our quantitative process includes comparing the carrying value to the fair value of our indefinite-lived intangible assets, with any excess recognized as an impairment loss. Our critical estimates in the determination of the fair value of our indefinite-lived intangible assets include the anticipated future revenues of Company-operated and franchised restaurants and the resulting cash flows.

For the annual impairment test of our indefinite-lived intangible assets in the fourth quarter of 2025, we elected to perform a qualitative assessment. The qualitative assessment indicated the fair value of our indefinite-lived intangible assets was more likely than not greater than the carrying amount.

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

•Impairment of long-lived assets:

As of December 28, 2025, the total net carrying value of our long-lived tangible and definite-lived intangible assets was $2,160.9 million. Our long-lived assets include (1) properties and related definite-lived intangible assets (e.g., favorable leases) that are leased and/or subleased to franchisees, (2) Company-operated restaurant assets and related definite-lived intangible assets, which include reacquired rights under franchise agreements, and (3) finance and operating lease assets.

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

Net operating loss and credit carryforwards are subject to various limitations and carryforward periods. As of December 28, 2025, we have foreign tax credits of $26.6 million that will begin to expire in 2027. In addition, as of December 28, 2025, we have deferred tax assets for foreign net operating loss carryforwards of $0.4 million and state and local net operating loss carryforwards of $25.6 million that will begin to expire in 2025. We believe it is more likely than not that the benefit from certain net operating loss carryforwards and tax credits will not be realized. In recognition of this risk, we have provided a valuation allowance of $44.7 million.

•Income tax uncertainties:

We measure income tax uncertainties in accordance with a two-step process of evaluating a tax position. We first determine if it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is then measured, for purposes of financial statement recognition, as the largest amount that has a greater than 50% likelihood of being realized upon effective settlement. We have unrecognized tax benefits of $19.0 million, which if resolved favorably would reduce our tax expense by $15.0 million as of December 28, 2025.

We accrue interest related to uncertain tax positions in “Provision for income taxes.” As of December 28, 2025, we had $1.1 million accrued for interest.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of the CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years through 2023 have been settled. The Company or one of its subsidiaries also files tax returns in various state, local and foreign jurisdictions. The statute of limitations in these jurisdictions vary but generally income tax returns from its 2020 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

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

Interest Rate Risk

Our objective in managing our exposure to interest rate changes is to limit the impact on our earnings and cash flows. Our policies prohibit the use of derivative instruments for trading purposes and we had no outstanding derivative instruments as of December 28, 2025.

Our long-term debt, including the current portion, aggregated $2,789.2 million as of December 28, 2025 (excluding unamortized debt issuance costs). The Company’s predominantly fixed-rate debt structure has reduced its exposure to interest rate increases that could adversely affect its earnings and cash flows. The Company could be exposed to interest rate increases under its Class A-1 Notes, its U.S. advertising fund revolving line of credit and certain other lines of credit; however, the Company had no outstanding borrowings under the Class A-1 Notes or such other lines of credit as of December 28, 2025. See Note 9 to the Consolidated Financial Statements contained in Item 8 herein for further information on the Company’s debt structure and its securitized financing facility.

Commodity Price Risk

We purchase certain food products, such as beef, chicken, eggs, pork, dairy and grains, that are affected by changes in commodity prices and, as a result, we are subject to variability in our food costs. QSCC, our independent supply chain purchasing co-op, negotiates contracts with approved suppliers on behalf of the Wendy’s system in the U.S. and Canada to ensure favorable pricing for its major food products, as well as maintain an adequate supply of fresh food products. While price volatility can occur, which would impact profit margins, the purchasing contracts seek to limit the variability of these commodity costs without establishing any firm purchase commitments by us or our franchisees. In addition, we believe that alternative suppliers are generally available. Our ability to recover increased commodity costs through higher pricing is, at times, limited by the competitive environment in which we operate.

Foreign Currency Risk

Our exposures to foreign currency risk are primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. We monitor these exposures and periodically determine our need for the use of strategies intended to lessen or limit our exposure to these fluctuations. We have exposure related to our investment in a Canadian subsidiary which is subject to foreign currency fluctuations. The exposure to Canadian dollar exchange rates on the Company’s cash flows primarily includes imports paid for by Canadian operations in U.S. dollars and payments from the Company’s Canadian operations to the Company’s U.S. operations in U.S. dollars. Revenues from our Canadian operations for the year ended December 28, 2025 represented approximately 5% of our total revenues. An immediate 10% change in Canadian dollar exchange rates versus the U.S. dollar from their levels at December 28, 2025 would not have a material effect on our consolidated financial position or results of operations.

Item 8. Financial Statements and Supplementary Data.

THE WENDY’S COMPANY AND SUBSIDIARIES

Defined Term	Footnote Where Defined
2010 Plan	(14)	Share-Based Compensation
2020 Plan	(14)	Share-Based Compensation
2021-1 Class A-1 Notes	(9)	Long-Term Debt
2021-1 Class A-2 Notes	(9)	Long-Term Debt
401(k) Plan	(19)	Retirement Benefit Plan
Advertising Funds	(1)	Summary of Significant Accounting Policies
AMC	(22)	Transactions with Related Parties
Black-Scholes Model	(1)	Summary of Significant Accounting Policies
Brazil JV	(1)	Summary of Significant Accounting Policies
CAP	(11)	Income Taxes
Class A-2 Notes	(9)	Long-Term Debt
CCA	(1)	Summary of Significant Accounting Policies
CODM	(26)	Segment Information
Company	(1)	Summary of Significant Accounting Policies
Contingent Rent	(1)	Summary of Significant Accounting Policies
EBITDA	(26)	Segment Information
Equity Plans	(1)	Summary of Significant Accounting Policies
FASB	(1)	Summary of Significant Accounting Policies
Franchise Flip	(1)	Summary of Significant Accounting Policies
GAAP	(1)	Summary of Significant Accounting Policies
Indenture	(9)	Long-Term Debt
IRS	(11)	Income Taxes
January 2023 Authorization	(13)	Stockholders’ Equity
Master Issuer	(9)	Long-Term Debt
OBBBA	(11)	Income Taxes
Organizational Redesign Plan	(17)	Reorganization and Realignment Costs
QSCC	(22)	Transactions with Related Parties
Rent Holiday	(1)	Summary of Significant Accounting Policies
Restricted Shares	(14)	Share-Based Compensation
ROU	(1)	Summary of Significant Accounting Policies
RSAs	(1)	Summary of Significant Accounting Policies
RSUs	(1)	Summary of Significant Accounting Policies
Securitization Entities	(9)	Long-Term Debt
Senior Notes	(9)	Long-Term Debt
SOFR	(9)	Long-Term Debt
Straight-Line Rent	(1)	Summary of Significant Accounting Policies
Target	(14)	Share-Based Compensation
The Wendy’s Company	(1)	Summary of Significant Accounting Policies
TimWen	(1)	Summary of Significant Accounting Policies
TSR	(1)	Summary of Significant Accounting Policies
U.S.	(1)	Summary of Significant Accounting Policies
VIE	(1)	Summary of Significant Accounting Policies
Wendy’s	(1)	Summary of Significant Accounting Policies

Defined Term	Footnote Where Defined
Wendy’s Co-op	(22)	Transactions with Related Parties
Wendy’s Funding	(9)	Long-Term Debt
Wendy’s Merger	(7)	Investments
Wendy’s Restaurants	(1)	Summary of Significant Accounting Policies
Yellow Cab	(22)	Transactions with Related Parties

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Wendy’s Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Wendy’s Company and subsidiaries (the “Company”) as of December 28, 2025 and December 29, 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 28, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2025 and December 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

The Company used both an income approach and a market approach to estimate fair value of the global real estate and development operations reporting unit. The income approach requires management to make significant estimates and assumptions including future sales growth, terminal value growth rate, operating profit, and the weighted average cost of capital (discount rate). The market approach requires use of market price data of guideline public companies to estimate the fair value of the reporting unit. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $774.1 million as of December 28, 2025, of which $122.5 million was allocated to the global real estate and development operations reporting unit. The fair value of the global real estate and development operations reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

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
•We performed sensitivity analyses on future sales growth, terminal value growth rate, operating profit, and the discount rate to evaluate the impact of such sensitivity on anticipated cash flows.
•We evaluated the reasonableness of management’s future sales growth and operating profit by comparing the forecasts to (1) historical sales growth and operating profit and (2) management’s presentations to the audit committee. We also considered the impact of changes in management’s forecasts from the annual measurement date in the fourth quarter to December 28, 2025.
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
February 23, 2026

We have served as the Company’s auditor since 1994.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	December 28, 2025	December 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$300,833	$450,512
Restricted cash	39,207	34,481
Accounts and notes receivable, net	117,333	99,926
Inventories	7,387	6,529
Prepaid expenses and other current assets	55,412	45,563
Advertising funds restricted assets	97,867	99,129
Total current assets	618,039	736,140
Properties	937,795	907,787
Finance lease assets	312,844	244,954
Operating lease assets	642,589	679,777
Goodwill	774,088	771,468
Other intangible assets	1,170,671	1,192,264
Investments	25,227	29,006
Net investment in sales-type and direct financing leases	284,891	288,048
Other assets	190,417	185,399
Total assets	$4,956,561	$5,034,843

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,750	$78,163
Current portion of finance lease liabilities	26,673	22,509
Current portion of operating lease liabilities	51,119	50,068
Accounts payable	30,450	28,455
Accrued expenses and other current liabilities	116,655	118,224
Advertising funds restricted liabilities	96,454	100,212
Total current liabilities	351,101	397,631
Long-term debt	2,730,502	2,662,130
Long-term finance lease liabilities	646,715	575,363
Long-term operating lease liabilities	660,257	704,333
Deferred income taxes	287,753	263,420
Deferred franchise fees	87,956	88,387
Other liabilities	74,894	84,227
Total liabilities	4,839,178	4,775,491
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 190,324 and 203,834 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,986,150	2,982,102
Retained earnings	435,124	399,700
Common stock held in treasury, at cost; 280,100 and 266,590 shares, respectively	(3,286,965)	(3,094,739)
Accumulated other comprehensive loss	(63,968)	(74,753)
Total stockholders’ equity	117,383	259,352
Total liabilities and stockholders’ equity	$4,956,561	$5,034,843

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Revenues:
Sales	$916,325	$925,905	$930,083
Franchise royalty revenue and fees	602,731	626,002	592,331
Franchise rental income	235,750	236,493	230,168
Advertising funds revenue	422,085	458,092	428,996
	2,176,891	2,246,492	2,181,578
Costs and expenses:
Cost of sales	791,724	783,211	794,493
Franchise support and other costs	80,975	67,688	57,243
Franchise rental expense	125,773	127,446	125,371
Advertising funds expense	422,552	478,136	428,003
General and administrative	252,679	255,208	249,964
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	152,222	143,234	135,789
Amortization of cloud computing arrangements	18,647	14,701	12,778
System optimization gains, net	(1,030)	(1,219)	(880)
Reorganization and realignment costs	(125)	8,528	9,200
Impairment of long-lived assets	12,095	9,713	1,401
Other operating income, net	(22,073)	(11,513)	(13,768)
	1,833,439	1,875,133	1,799,594
Operating profit	343,452	371,359	381,984
Interest expense, net	(126,467)	(123,881)	(124,061)
(Loss) gain on early extinguishment of debt, net	(642)	—	2,283
Investment (loss) income, net	(1,718)	11	(10,358)
Other income, net	12,621	24,924	29,570
Income before income taxes	227,246	272,413	279,418
Provision for income taxes	(62,171)	(78,056)	(74,978)
Net income	$165,075	$194,357	$204,440

Net income per share:
Basic	$.85	$.95	$.98
Diluted	.85	.95	.97

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023

Net income	$165,075	$194,357	$204,440
Other comprehensive income (loss):
Foreign currency translation adjustment	10,785	(16,378)	5,801
Other comprehensive income (loss)	10,785	(16,378)	5,801
Comprehensive income	$175,860	$177,979	$210,241

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2023	$47,042	$2,937,885	$414,749	$(2,869,780)	$(64,176)	$465,720
Net income	—	—	204,440	—	—	204,440
Other comprehensive income, net	—	—	—	—	5,801	5,801
Cash dividends	—	—	(209,253)	—	—	(209,253)
Repurchases of common stock	—	—	—	(191,871)	—	(191,871)
Share-based compensation	—	23,747	—	—	—	23,747
Common stock issued upon exercises of stock options	—	4,366	—	9,873	—	14,239
Common stock issued upon vesting of restricted shares	—	(6,193)	—	2,748	—	(3,445)
Other	—	230	(73)	244	—	401
Balance at December 31, 2023	47,042	2,960,035	409,863	(3,048,786)	(58,375)	309,779
Net income	—	—	194,357	—	—	194,357
Other comprehensive loss, net	—	—	—	—	(16,378)	(16,378)
Cash dividends	—	—	(204,443)	—	—	(204,443)
Repurchases of common stock	—	—	—	(75,624)	—	(75,624)
Share-based compensation	—	23,019	—	—	—	23,019
Common stock issued upon exercises of stock options	—	10,127	—	22,430	—	32,557
Common stock issued upon vesting of restricted shares	—	(11,197)	—	7,014	—	(4,183)
Other	—	118	(77)	227	—	268
Balance at December 29, 2024	47,042	2,982,102	399,700	(3,094,739)	(74,753)	259,352
Net income	—	—	165,075	—	—	165,075
Other comprehensive income, net	—	—	—	—	10,785	10,785
Cash dividends	—	—	(129,587)	—	—	(129,587)
Repurchases of common stock	—	—	—	(202,131)	—	(202,131)
Share-based compensation	—	14,573	—	—	—	14,573
Common stock issued upon exercises of stock options	—	(633)	—	2,447	—	1,814
Common stock issued upon vesting of restricted shares	—	(9,912)	—	7,175	—	(2,737)
Other	—	20	(64)	283	—	239
Balance at December 28, 2025	$47,042	$2,986,150	$435,124	$(3,286,965)	$(63,968)	$117,383

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Cash flows from operating activities:
Net income	$165,075	$194,357	$204,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	152,222	143,234	135,789
Amortization of cloud computing arrangements	18,647	14,701	12,778
Share-based compensation	14,573	23,019	23,747
Impairment of long-lived assets	12,095	9,713	1,401
Deferred income tax	23,461	(5,529)	(807)
Non-cash rental expense, net	45,454	41,904	40,655
Change in operating lease liabilities	(49,230)	(48,911)	(47,212)
Net receipt (recognition) of deferred vendor incentives	1,534	(586)	1,034
System optimization gains, net	(1,030)	(1,219)	(880)
Gain on sale of investments, net	—	—	(31)
Distributions received from TimWen joint venture	14,779	14,408	12,901
Equity in earnings in joint ventures, net	(11,215)	(11,607)	(10,819)
Long-term debt-related activities, net (see Note 20)	8,123	7,479	5,320
Cloud computing arrangements expenditures	(23,483)	(18,815)	(32,902)
Other, net	25,093	14,542	22,883
Changes in operating assets and liabilities:
Accounts and notes receivable	(19,174)	(5,158)	430
Inventories	(473)	138	439
Prepaid expenses and other current assets	(1,345)	(1,795)	(672)
Advertising funds restricted assets and liabilities	(4,007)	(20,733)	(18,210)
Accounts payable	(8,927)	1,026	(8,826)
Accrued expenses and other current liabilities	(17,629)	5,139	3,958
Net cash provided by operating activities	344,543	355,307	345,416
Cash flows from investing activities:
Capital expenditures	(101,927)	(94,388)	(85,021)
Franchise development fund	(38,410)	(41,246)	(7,951)
Acquisitions	(16,854)	—	—
Dispositions	4,410	4,946	2,115
Proceeds from sale of investments	—	—	31
Notes receivable, net	1,949	1,383	4,280
Net cash used in investing activities	(150,832)	(129,305)	(86,546)
Cash flows from financing activities:
Proceeds from long-term debt	475,500	—	—
Repayments of long-term debt	(453,993)	(29,250)	(94,702)
Repayments of finance lease liabilities	(24,546)	(20,404)	(21,588)
Deferred financing costs	(9,671)	—	—
Repurchases of common stock	(200,766)	(77,375)	(189,554)
Dividends	(129,587)	(204,443)	(209,253)
Proceeds from stock option exercises	1,916	32,859	14,667
Payments related to tax withholding for share-based compensation	(2,839)	(4,485)	(3,873)
Net cash used in financing activities	(343,986)	(303,098)	(504,303)
Net cash used in operations before effect of exchange rate changes on cash	(150,275)	(77,096)	(245,433)
Effect of exchange rate changes on cash	4,339	(8,112)	2,448
Net decrease in cash, cash equivalents and restricted cash	(145,936)	(85,208)	(242,985)
Cash, cash equivalents and restricted cash at beginning of period	503,608	588,816	831,801
Cash, cash equivalents and restricted cash at end of period	$357,672	$503,608	$588,816

See accompanying notes to consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Summary of Significant Accounting Policies

Corporate Structure

The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) is the parent company of its 100% owned subsidiary holding company, Wendy’s Restaurants, LLC (“Wendy’s Restaurants”). Wendy’s Restaurants is the parent company of Wendy’s International, LLC and its subsidiaries (“Wendy’s”). Wendy’s franchises and operates Wendy’s quick-service restaurants throughout the United States of America (“U.S.”) and in 38 foreign countries and U.S. territories. At December 28, 2025, Wendy’s operated and franchised 434 and 6,963 restaurants, respectively.

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

Fiscal Year

The Company’s fiscal reporting periods consist of 52 or 53 weeks ending on the Sunday closest to December 31 and are referred to herein as (1) “the year ended December 28, 2025” or “2025,” (2) “the year ended December 29, 2024” or “2024,” and (3) “the year ended December 31, 2023” or “2023,” all of which consisted of 52 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Restricted Cash

In accordance with the Company’s securitized financing facility, certain cash accounts have been established with the trustee for the benefit of the trustee and the noteholders and are restricted in their use. Such restricted cash primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Company’s senior secured notes. Restricted cash also includes cash collected by the Advertising Funds, usage of which is restricted for advertising activities and is included in “Advertising funds restricted assets.” See Note 2 for further information.

Accounts and Notes Receivable, Net

Accounts and notes receivable, net, consist primarily of royalties, rents, property taxes and franchise fees due principally from franchisees, refundable income taxes, credit card receivables and insurance receivables. Reserve estimates include consideration of the likelihood of default expected over the estimated life of the receivable. The Company periodically assesses the need for an allowance for doubtful accounts on its receivables based upon several key credit quality indicators such as outstanding past due balances, the financial strength of the obligor, the estimated fair value of any underlying collateral and agreement characteristics.

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

Goodwill

Goodwill, representing the excess of the cost of an acquired entity over the fair value of the acquired net assets, is not amortized. Goodwill associated with our Company-operated restaurants is reduced as a result of restaurant dispositions based on the relative fair values and is included in the carrying value of the restaurant in determining the gain or loss on disposal. If a Company-operated restaurant is sold within two years of being acquired from a franchisee, the goodwill associated with the acquisition is written off in its entirety. Goodwill has been assigned to reporting units for purposes of impairment testing.  The Company tests goodwill for impairment annually during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Our annual impairment test of goodwill may be completed through a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount.  If we elect to bypass the qualitative assessment for any reporting units, or if a qualitative assessment indicates it is more likely than not that the estimated carrying value of a reporting unit exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative test, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The fair value of the reporting unit is determined by management and is based on the results of (1) estimates we made regarding the present value of the anticipated cash flows associated with each reporting unit and/or (2) the indicated value of the reporting units based on a comparison and correlation of the Company and other similar companies. Our critical estimates in this impairment test include future sales growth, operating profit, terminal value growth rates and the weighted average cost of capital (discount rate). We also utilize other key inputs such as income tax rates and capital expenditures to derive fair value.

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

Share-Based Compensation

The Company has granted share-based compensation awards to certain employees under several equity plans (the “Equity Plans”). The Company measures the cost of employee services received in exchange for an equity award, which include grants of employee stock options and restricted shares, based on the fair value of the award at the date of grant. Share-based compensation expense is recognized net of estimated forfeitures, determined based on historical experience. The Company recognizes share-based compensation expense over the requisite service period unless the awards are subject to performance conditions, in which case we recognize compensation expense over the requisite service period to the extent performance conditions are considered probable. Certain of the performance-based awards also include a relative Total Shareholder Return (“TSR”) modifier to determine the number of shares earned at the end of the performance period. The Company determines the grant date fair value of stock options using a Black-Scholes-Merton option pricing model (the “Black-Scholes Model”). The grant date fair value of restricted share awards (“RSAs”), restricted share units (“RSUs”) and performance-based awards are determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document. The grant date fair values of market condition awards, as well as performance condition awards that include a relative TSR modifier, are estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved.

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

Franchise Support and Other Costs

The Company incurs costs to provide direct support services to our franchisees, as well as certain other direct and incremental costs to the Company’s franchise operations. These costs primarily relate to franchise development services, facilitating Franchise Flips and information technology services, which are charged to “Franchise support and other costs,” as incurred. The provision for doubtful accounts related to receivables from franchisees is also included in “Franchise support and other costs.”

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

Concentration of Risk

Wendy’s had no customers which accounted for 10% or more of consolidated revenues in 2025, 2024 or 2023. As of December 28, 2025, Wendy’s had one main in-line distributor of food, packaging and beverage products, excluding breads, that serviced approximately 63% of Wendy’s restaurants in the U.S. and four additional in-line distributors that, in the aggregate, serviced approximately 35% of Wendy’s restaurants in the U.S. We believe that our vulnerability to risk concentrations related to significant vendors and sources of our raw materials is mitigated as we believe that there are other vendors who would be able to service our requirements. However, if a disruption of service from any of our in-line distributors was to occur, we could experience short-term increases in our costs while distribution channels were adjusted.

Wendy’s restaurants are principally located throughout the U.S. and to a lesser extent, in 38 foreign countries and U.S. territories, with the largest number in Canada. Wendy’s U.S. restaurants are located in 50 states and the District of Columbia,

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
with the largest number in Florida, Texas, Ohio, California, Georgia, North Carolina, Pennsylvania and New York. Because our restaurant operations are generally located throughout the U.S. and to a much lesser extent, Canada and other foreign countries and U.S. territories, we believe the risk of geographic concentration is not significant. We could be adversely affected by changing consumer preferences, including as a result from concerns over nutritional or safety aspects of beef, chicken, eggs, pork, french fries or other products we sell or the effects of food safety events or disease outbreaks. Our exposure to foreign exchange risk is primarily related to fluctuations in the Canadian dollar relative to the U.S. dollar for our Canadian operations. However, our exposure to Canadian dollar foreign currency risk is mitigated by the fact that there are no Company-operated restaurants in Canada and less than 10% of Wendy’s franchised restaurants are in Canada.

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

New Accounting Standards Adopted

Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued an amendment to enhance its income tax disclosure requirements. The amendment requires annual disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also requires annual disclosure of income taxes paid disaggregated by federal, state and foreign taxes and by individual jurisdictions in which income taxes paid is equal to or greater than 5% of total income taxes paid. The Company adopted this amendment retrospectively during the fourth quarter of 2025. The adoption of this amendment did not have a material impact on our consolidated financial statements. See Note 11 for the expanded income tax disclosures.

New Accounting Standards

Narrow-Scope Improvements of Interim Reporting Requirements

In December 2025, the FASB issued an amendment to improve the navigability of the required interim disclosures and to provide guidance on what disclosures should be provided in interim reporting periods. The amendment is effective commencing with our 2028 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

Accounting for and Disclosure of Software Costs

In September 2025, the FASB issued an amendment to modernize the accounting for costs related to internal-use software, improving the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendment is effective commencing with our 2028 fiscal year. We are currently evaluating the impact of the adoption of this guidance on our consolidated financial statements.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(2) Cash and Receivables

	Year End
	December 28, 2025	December 29, 2024
Cash and cash equivalents
Cash	$90,226	$131,300
Cash equivalents	210,607	319,212
	300,833	450,512
Restricted cash
Accounts held by trustee for the securitized financing facility	38,800	34,089
Other	407	392
	39,207	34,481
Advertising Funds (a)	17,632	18,615
	56,839	53,096
Total cash, cash equivalents and restricted cash	$357,672	$503,608
_______________

(a)Included in “Advertising funds restricted assets.”

	Year End
	December 28, 2025			December 29, 2024
	Gross	Allowance for Doubtful Accounts	Net	Gross	Allowance for Doubtful Accounts	Net
Accounts and Notes Receivable, Net
Accounts receivable (a)	$123,405	$(18,448)	$104,957	$91,989	$(5,153)	$86,836
Notes receivable from franchisees (b) (c)	14,820	(2,444)	12,376	15,239	(2,149)	13,090
	$138,225	$(20,892)	$117,333	$107,228	$(7,302)	$99,926
______________

(a)Includes income tax refund receivables of $17,055 and $3,587 as of December 28, 2025 and December 29, 2024, respectively.

(b)Includes the current portion of sales-type and direct financing lease receivables of $10,932 and $9,377 as of December 28, 2025 and December 29, 2024, respectively. See Note 5 for further information.

(c)Includes notes receivable related to the Brazil JV of $3,888 and $5,837 as of December 28, 2025 and December 29, 2024, respectively. As of December 28, 2025 and December 29, 2024, the Company had reserves of $2,444 and $2,149, respectively, on the loans outstanding related to the Brazil JV. See Note 7 for further information.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following is a rollforward of the allowance for doubtful accounts:

	Accounts Receivable	Notes Receivable	Total
2025
Balance at December 29, 2024	$5,153	$2,149	$7,302
Provision for doubtful accounts	14,954	1,088	16,042
Uncollectible accounts written off, net of recoveries	(1,659)	(793)	(2,452)
Balance at December 28, 2025	$18,448	$2,444	$20,892

2024
Balance at December 31, 2023	$1,538	$1,149	$2,687
Provision for doubtful accounts	3,716	1,000	4,716
Uncollectible accounts written off, net of recoveries	(101)	—	(101)
Balance at December 29, 2024	$5,153	$2,149	$7,302

2023
Balance at January 1, 2023	$1,707	$4,640	$6,347
Provision for doubtful accounts	534	(414)	120
Uncollectible accounts written off, net of recoveries	(703)	(3,077)	(3,780)
Balance at December 31, 2023	$1,538	$1,149	$2,687

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

The franchise agreement requires that the franchisee pay a royalty based on a percentage of sales at the franchised restaurant, as well as make contributions to the applicable Advertising Fund based on a percentage of sales. Wendy’s may offer development incentive programs from time to time that provide for a discount or lesser royalty amount or Advertising Fund contribution for a limited period of time. The agreement also typically requires that the franchisee pay Wendy’s a technical assistance fee. The technical assistance fee is used to defray some of the costs to Wendy’s for start-up and transitional services related to new and existing franchisees in the development and opening of new restaurants or acquiring Company-operated restaurants. The franchise agreement also requires that the franchisee pay an annual fee for technology services. The technology fee is a flat fee dependent on each restaurant’s sales.

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

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source for 2025, 2024 and 2023:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
2025
Sales at Company-operated restaurants	$887,512	$28,813	$—	$916,325
Franchise royalty revenue	429,039	75,508	—	504,547
Franchise fees	84,101	11,027	3,056	98,184
Franchise rental income	—	—	235,750	235,750
Advertising funds revenue	384,472	37,613	—	422,085
Total revenues	$1,785,124	$152,961	$238,806	$2,176,891

2024
Sales at Company-operated restaurants	$898,886	$27,019	$—	$925,905
Franchise royalty revenue	456,648	71,740	—	528,388
Franchise fees	82,703	9,347	5,564	97,614
Franchise rental income	—	—	236,493	236,493
Advertising funds revenue	421,508	36,584	—	458,092
Total revenues	$1,859,745	$144,690	$242,057	$2,246,492

2023
Sales at Company-operated restaurants	$905,700	$24,383	$—	$930,083
Franchise royalty revenue	444,653	67,506	—	512,159
Franchise fees	68,749	6,406	5,017	80,172
Franchise rental income	—	—	230,168	230,168
Advertising funds revenue	396,743	32,253	—	428,996
Total revenues	$1,815,845	$130,548	$235,185	$2,181,578

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	Year End
	December 28, 2025 (a)	December 29, 2024 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$59,060	$55,601
Receivables, which are included in “Advertising funds restricted assets”	75,083	73,223
Deferred franchise fees (c)	98,496	99,411
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

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $10,540 and $87,956, respectively, as of December 28, 2025, and $11,024 and $88,387, respectively, as of December 29, 2024.

Significant changes in deferred franchise fees are as follows:

	Year Ended
	2025	2024	2023
Deferred franchise fees at beginning of period	$99,411	$100,805	$99,208
Revenue recognized during the period	(10,167)	(12,706)	(12,242)
New deferrals due to cash received and other	9,252	11,312	13,839
Deferred franchise fees at end of period	$98,496	$99,411	$100,805

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2026 (a)	$10,540
2027	6,811
2028	6,670
2029	6,563
2030	6,458
Thereafter	61,454
$98,496
_______________

(a)Includes development-related franchise fees expected to be recognized over a duration of one year or less.

(4) Properties

	Year End
	December 28, 2025	December 29, 2024
Land	$386,231	$379,581
Buildings and improvements	541,240	534,054
Leasehold improvements	480,303	453,381
Office, restaurant and transportation equipment	395,510	362,312
	1,803,284	1,729,328
Accumulated depreciation and amortization	(865,489)	(821,541)
	$937,795	$907,787

Depreciation and amortization expense related to properties was $80,061, $75,575 and $70,108 during 2025, 2024 and 2023, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(5) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment. As of December 28, 2025, the nature of restaurants operated by the Company and its franchisees was as follows:

Year End
December 28, 2025
Company-operated restaurants:
Owned land and building	155
Owned building and held long-term land leases	142
Leased land and building	137
Total Company-operated restaurants	434

Franchisee-operated restaurants:
Company-owned properties leased to franchisees	491
Company-leased properties subleased to franchisees	1,146
Other franchisee-operated restaurants	5,326
Total franchisee-operated restaurants	6,963
Total Company-operated and franchisee-operated restaurants	7,397

Company as Lessee

The components of lease cost for 2025, 2024 and 2023 are as follows:

	Year Ended
	2025	2024	2023
Finance lease cost:
Amortization of finance lease assets	$18,901	$13,877	$16,061
Interest on finance lease liabilities	44,650	43,051	42,624
	63,551	56,928	58,685
Operating lease cost	81,762	84,382	85,138
Variable lease cost (a)	67,633	66,977	66,859
Short-term lease cost	5,234	5,420	5,864
Total operating lease cost (b)	154,629	156,779	157,861
Total lease cost	$218,180	$213,707	$216,546
_______________

(a)Includes expenses for executory costs of $42,057, $39,754, and $39,456 for 2025, 2024 and 2023, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $125,563, $127,228 and $125,180 for 2025, 2024 and 2023, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $27,731, $27,633 and $30,538 for 2025, 2024 and 2023, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table includes supplemental cash flow and non-cash information related to leases:

	Year Ended
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$44,674	$43,050	$42,624
Operating cash flows from operating leases	84,815	86,664	86,972
Financing cash flows from finance leases	24,546	20,404	21,588
Right-of-use assets obtained in exchange for lease obligations:
Finance lease liabilities (a)	115,252	47,014	20,243
Operating lease liabilities	22,111	41,423	12,659
_______________

(a)2025 includes finance lease liabilities assumed as part of the Company’s acquisition of 35 franchise-operated restaurants. See Note 16 for further information.

The following table includes supplemental information related to leases:

	Year End
	December 28, 2025	December 29, 2024
Weighted-average remaining lease term (years):
Finance leases	14.7	14.0
Operating leases	11.4	11.9

Weighted average discount rate:
Finance leases	7.59%	8.09%
Operating leases	5.01%	4.98%

Supplemental balance sheet information:
Finance lease assets, gross	$432,554	$349,212
Accumulated amortization	(119,710)	(104,258)
Finance lease assets	312,844	244,954
Operating lease assets	642,589	679,777

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of December 28, 2025:

	Finance Leases		Operating Leases
Fiscal Year	Company-Operated	Franchise and Other	Company-Operated	Franchise and Other
2026	$12,528	$59,459	$21,491	$62,526
2027	12,699	60,642	21,588	64,692
2028	12,774	61,976	21,428	65,142
2029	12,988	63,401	21,453	64,698
2030	13,343	63,343	20,829	63,875
Thereafter	166,718	536,633	142,064	388,321
Total minimum payments	$231,050	$845,454	$248,853	$709,254
Less interest	(88,084)	(315,032)	(62,991)	(183,740)
Present value of minimum lease payments (a) (b)	$142,966	$530,422	$185,862	$525,514
_______________

(a)The present value of minimum finance lease payments of $26,673 and $646,715 are included in “Current portion of finance lease liabilities” and “Long-term finance lease liabilities,” respectively.

(b)The present value of minimum operating lease payments of $51,119 and $660,257 are included in “Current portion of operating lease liabilities” and “Long-term operating lease liabilities,” respectively.

Company as Lessor

The components of lease income for 2025, 2024 and 2023 are as follows:

	Year Ended
	2025	2024	2023
Sales-type and direct-financing leases:
Selling profit	$2,910	$474	$2,466
Interest income (a)	27,512	29,187	31,412

Operating lease income	166,430	168,497	163,927
Variable lease income	69,320	67,996	66,241
Franchise rental income (b)	$235,750	$236,493	$230,168
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $172,742, $174,478 and $170,112 recognized during 2025, 2024 and 2023, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $42,050, $39,793 and $39,350 for 2025, 2024 and 2023, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table illustrates the Company’s future minimum rental receipts for non-cancelable leases and subleases as of December 28, 2025:

	Sales-Type and Direct Financing Leases		Operating Leases
Fiscal Year	Subleases	Owned Properties	Subleases	Owned Properties
2026	$35,859	$1,222	$109,097	$59,212
2027	36,418	1,359	110,151	59,009
2028	37,420	1,117	111,322	58,993
2029	37,677	1,122	111,529	59,830
2030	38,641	1,363	110,457	60,086
Thereafter	323,981	9,447	683,222	450,453
Total future minimum receipts	509,996	15,630	$1,235,778	$747,583
Unearned interest income	(224,428)	(5,375)
Net investment in sales-type and direct financing leases (a)	$285,568	$10,255
_______________

(a)The present value of minimum sales-type and direct financing rental receipts of $10,932 and $284,891 are included in “Accounts and notes receivable, net” and “Net investment in sales-type and direct financing leases,” respectively. The present value of minimum sales-type and direct financing rental receipts includes a net investment in unguaranteed residual assets of $135.

Properties owned by the Company and leased to franchisees and other third parties under operating leases include:

	Year End
	December 28, 2025	December 29, 2024
Land	$271,302	$261,131
Buildings and improvements	310,571	303,521
Restaurant equipment	1,429	1,943
	583,302	566,595
Accumulated depreciation and amortization	(220,273)	(207,923)
	$363,029	$358,672

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(6) Goodwill and Other Intangible Assets

Goodwill activity for 2025 and 2024 was as follows:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Balance at December 31, 2023:
Goodwill, gross	$620,603	$39,973	$122,548	$783,124
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	620,603	30,576	122,548	773,727
Changes in goodwill:
Currency translation adjustment	—	(2,259)	—	(2,259)
Balance at December 29, 2024:
Goodwill, gross	620,603	37,714	122,548	780,865
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	620,603	28,317	122,548	771,468
Changes in goodwill:
Restaurant acquisitions	1,249	—	—	1,249
Currency translation adjustment	—	1,371	—	1,371
Balance at December 28, 2025:
Goodwill, gross	621,852	39,085	122,548	783,485
Accumulated impairment losses (a)	—	(9,397)	—	(9,397)
Goodwill, net	$621,852	$29,688	$122,548	$774,088
_______________

(a)Accumulated impairment losses resulted from the full impairment of goodwill of the Wendy’s international franchise restaurants during the fourth quarter of 2013.

The following is a summary of the components of other intangible assets and the related amortization expense:

	Year End
	December 28, 2025			December 29, 2024
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Indefinite-lived:
Trademarks	$903,000	$—	$903,000	$903,000	$—	$903,000
Definite-lived:
Franchise agreements	348,151	(286,182)	61,969	347,370	(268,976)	78,394
Favorable leases	138,730	(79,992)	58,738	144,734	(77,352)	67,382
Reacquired rights under franchise agreements	96,042	(27,171)	68,871	88,696	(21,863)	66,833
Software	356,325	(278,232)	78,093	323,738	(247,083)	76,655
	$1,842,248	$(671,577)	$1,170,671	$1,807,538	$(615,274)	$1,192,264

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Aggregate amortization expense:
Actual for fiscal year:
2023	$59,356
2024	62,255
2025	62,565
Estimate for fiscal year:
2026	$57,011
2027	49,764
2028	44,794
2029	34,549
2030	15,160
Thereafter	66,393
$267,671

(7) Investments

The following is a summary of the carrying value of our investments:

	Year End
	December 28, 2025	December 29, 2024
Equity method investments	$25,227	$27,288
Other investments in equity securities	—	1,718
	$25,227	$29,006

Equity Method Investments

Wendy’s has a 50% share in the TimWen real estate joint venture and a 20% share in the Brazil JV, both of which are accounted for using the equity method of accounting, under which our results of operations include our share of the income (loss) of the investees in “Other operating income, net.”

A wholly-owned subsidiary of Wendy’s entered into the Brazil JV during the second quarter of 2015 for the operation of Wendy’s restaurants in Brazil.  Wendy’s, Starboard International Holdings B.V. and Infinity Holding E Participações Ltda. contributed $1, $2 and $2, respectively, each receiving proportionate equity interests of 20%, 40% and 40%, respectively. The Brazil JV ceased operations in 2021 and no income or loss was recorded during 2025, 2024 and 2023. A wholly-owned subsidiary of Wendy’s had receivables outstanding related to the Brazil JV totaling $3,888 and $5,837 as of December 28, 2025 and December 29, 2024, respectively. The total receivables outstanding as of December 28, 2025 were due in 2024. As of December 28, 2025 and December 29, 2024, the Company had reserves of $2,444 and $2,149, respectively, on the receivables related to the Brazil JV. The Company is currently pursuing collection of the past due amounts. See Note 2 for further information.

The carrying value of our investment in TimWen exceeded our interest in the underlying equity of the joint venture by $8,848 and $10,575 as of December 28, 2025 and December 29, 2024, respectively, primarily due to purchase price adjustments from the 2008 merger of Triarc Companies, Inc. and Wendy’s International, Inc. (the “Wendy’s Merger”).

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Presented below is activity related to our investment in TimWen included in our consolidated balance sheets and consolidated statements of operations as of and for the years ended December 28, 2025, December 29, 2024 and December 31, 2023.

	Year Ended
	2025	2024	2023
Balance at beginning of period	$27,288	$32,727	$33,921

Equity in earnings for the period	13,463	14,084	13,493
Amortization of purchase price adjustments (a)	(2,248)	(2,477)	(2,674)
	11,215	11,607	10,819
Distributions received	(14,779)	(14,408)	(12,901)
Foreign currency translation adjustment included in “Other comprehensive income (loss)”	1,503	(2,638)	888
Balance at end of period	$25,227	$27,288	$32,727
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

Other Investments in Equity Securities

During 2021, the Company made an investment in equity securities of $10,000. During the year ended January 1, 2023, the Company recognized a gain of $2,107 as a result of an observable price change for a similar investment of the same issuer. During 2025 and 2023, the Company recorded impairment charges of $1,718 and $10,389, respectively, for the difference between the estimated fair value and the carrying value of the investment. As a result, the carrying value of the investment was zero as of December 28, 2025.

(8) Accrued Expenses and Other Current Liabilities

	Year End
	December 28, 2025	December 29, 2024
Accrued compensation and related benefits	$39,863	$45,310
Accrued taxes	28,138	28,497
Other	48,654	44,417
	$116,655	$118,224

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(9) Long-Term Debt

Long-term debt consisted of the following:

	Year End
	December 28, 2025	December 29, 2024
Class A-2 Notes:
5.422% Series 2025-1 Class A-2-I Notes, anticipated repayment date 2032	$450,000	$—
4.236% Series 2022-1 Class A-2-I Notes, anticipated repayment date 2029	96,500	97,500
4.535% Series 2022-1 Class A-2-II Notes, anticipated repayment date 2032	382,134	386,134
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	414,269	418,769
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	620,530	627,030
3.783% Series 2019-1 Class A-2-I Notes, repaid in connection with the December 2025 refinancing	—	353,673
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	394,123	398,623
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	431,599	436,349
7% debentures, repaid at December 2025 maturity date	—	48,913
Unamortized debt issuance costs	(28,903)	(26,698)
	2,760,252	2,740,293
Less amounts payable within one year	(29,750)	(78,163)
Total long-term debt	$2,730,502	$2,662,130

Aggregate annual maturities of long-term debt as of December 28, 2025 were as follows:

Fiscal Year
2026	$29,750
2027	29,750
2028	447,099
2029	889,892
2030	15,000
Thereafter	1,377,664
$2,789,155

Senior Notes

Wendy’s Funding, LLC (“Wendy’s Funding”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of The Wendy’s Company, is the master issuer (the “Master Issuer”) of outstanding senior secured notes under a securitized financing facility that was entered into in June 2015. As of December 28, 2025, the Master Issuer has issued the following outstanding series of fixed rate senior secured notes: (i) 2025-1 Class A-2-I with an initial principal amount of $450,000; (ii) 2022-1 Class A-2-I with an initial principal amount of $100,000; (iii) 2022-1 Class A-2-II with an initial principal amount of $400,000; (iv) 2021-1 Class A-2-I with an initial principal amount of $450,000; (v) 2021-1 Class A-2-II with an initial principal amount of $650,000 (collectively, the 2021-1 Class A-2-I Notes and the 2021-1 Class A-2-II Notes are referred to herein as the “2021-1 Class A-2 Notes”); (vi) 2019-1 Class A-2-II with an initial principal amount of $450,000; and (vii) 2018-1 Class A-2-II with an initial principal amount of $475,000 (collectively, the notes described in (i) to (vii) are referred to herein as the “Class A-2 Notes”). During the year ended December 31, 2023, the Company repurchased $29,171 in principal of its Class A-2 Notes for $24,935. As a result, the Company recognized a gain on early extinguishment of debt of $3,914 for the year ended December 31, 2023.

In connection with the issuance of the 2021-1 Class A-2 Notes, the Master Issuer also entered into a revolving financing facility of 2021-1 Variable Funding Senior Secured Notes, Class A-1 (the “2021-1 Class A-1 Notes”), which allows for the drawing of up to $300,000 on a revolving basis using various credit instruments, including a letter of credit facility. As of

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
December 28, 2025, the Company had no outstanding borrowings under the 2021-1 Class A-1 Notes. The Class A-2 Notes and the 2021-1 Class A-1 Notes are collectively referred to as the “Senior Notes.”

The Senior Notes are secured by a security interest in substantially all of the assets of the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors (collectively, the “Securitization Entities”), except for certain real estate assets and subject to certain limitations as set forth in the indenture governing the Senior Notes (the “Indenture”) and the related guarantee and collateral agreements.  The assets of the Securitization Entities include most of the domestic and certain of the foreign revenue-generating assets of the Company and its subsidiaries, which principally consist of franchise-related agreements, assets related to certain Company-operated restaurants, including certain real estate assets, intellectual property and license agreements for the use of intellectual property.

Interest and principal payments on the Class A-2 Notes are payable on a quarterly basis. The requirement to make such quarterly principal payments on the Class A-2 Notes is subject to certain financial conditions set forth in the Indenture. The legal final maturity dates for the Class A-2 Notes range from 2048 through 2055. If the Master Issuer has not repaid or refinanced the Class A-2 Notes prior to their respective anticipated repayment dates, which range from 2028 through 2032, additional interest will accrue pursuant to the Indenture.

The 2021-1 Class A-1 Notes accrue interest at a variable interest rate based on (i) the prime rate, (ii) overnight federal funds rates, (iii) Secured Overnight Financing Rate (“SOFR”) for U.S. Dollars or (iv) with respect to advances made by conduit investors, the weighted average cost of, or related to, the issuance of commercial paper allocated to fund or maintain such advances, in each case plus any applicable margin and as specified in the purchase agreement for the 2021-1 Class A-1 Notes. There is a commitment fee on the unused portions of the 2021-1 Class A-1 Notes, which ranges from 0.40% to 0.75% based on utilization. As of December 28, 2025, $28,525 of letters of credit were outstanding against the 2021-1 Class A-1 Notes, which relate primarily to interest reserves required under the Indenture.

Covenants and Restrictions

The Senior Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Senior Notes, (ii) provisions relating to optional and mandatory prepayments and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Senior Notes are in stated ways defective or ineffective and (iv) covenants relating to recordkeeping, access to information and similar matters. The Senior Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to a failure to maintain stated debt service coverage ratios, the sum of global gross sales for specified restaurants being below certain levels on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Senior Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Senior Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments. In addition, the Indenture and the related management agreement contain various covenants that limit the Company and its subsidiaries’ ability to engage in specified types of transactions, subject to certain exceptions, including, for example, to (i) incur or guarantee additional indebtedness, (ii) sell certain assets, (iii) create or incur liens on certain assets to secure indebtedness or (iv) consolidate, merge, sell or otherwise dispose of all or substantially all of their assets.

In accordance with the Indenture, certain cash accounts have been established with the Indenture trustee for the benefit of the trustee and the noteholders, and are restricted in their use. As of December 28, 2025 and December 29, 2024, Wendy’s Funding had restricted cash of $38,800 and $34,089, respectively, which primarily represents cash collections and cash reserves held by the trustee to be used for payments of principal, interest and commitment fees required for the Class A-2 Notes.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Refinancing Transaction

In December 2025, the Master Issuer completed a refinancing transaction under which the Master Issuer issued the Series 2025-1 Class A-2-I Notes. A portion of the net proceeds from the sale of the Series 2025-1 Class A-2-I Notes was used to repay in full the Master Issuer’s outstanding Series 2019-1 Class A-2-I Notes and Wendy’s 7% debentures, including the payment of transaction costs. As a result of the refinancing, the Company recorded a loss on early extinguishment of debt of $642 during 2025, which was comprised of the write-off of certain unamortized deferred financing costs.

Debt Issuance Costs

During 2025, the Company incurred debt issuance costs of $9,671 in connection with the December 2025 refinancing transaction. The debt issuance costs are being amortized to “Interest expense, net” through the anticipated repayment dates of the Class A-2 Notes utilizing the effective interest rate method. As of December 28, 2025, the effective interest rates, including the amortization of debt issuance costs, were 4.1%, 4.3%, 2.6%, 2.9%, 4.7%, 4.7% and 5.7% for the Series 2018-1 Class A-2-II Notes, Series 2019-1 Class A-2-II Notes, Series 2021-1 Class A-2-I Notes, Series 2021-1 Class A-2-II Notes, Series 2022-1 Class A-2-I Notes, Series 2022-1 Class A-2-II Notes and Series 2025-1 Class A-2-I Notes, respectively.

Other Long-Term Debt

Wendy’s 7% debentures were unsecured and were reduced to fair value in connection with the Wendy’s Merger based on their outstanding principal of $100,000 and an effective interest rate of 8.6%. The fair value adjustment was accreted and the related charge included in “Interest expense, net” until the debentures matured. These debentures contained covenants that restricted the incurrence of indebtedness secured by liens and certain finance lease transactions. In December 2019, Wendy’s repurchased $10,000 in principal of its 7% debentures for $10,550, including a premium of $500 and transaction fees of $50. During 2023, Wendy’s repurchased $40,430 in principal of its 7% debentures for $40,517. As a result, the Company recognized a loss on early extinguishment of debt of $1,631 during 2023. During 2025, Wendy’s fully repaid the remaining outstanding principal of $49,570 at the December 2025 maturity date.

A Canadian subsidiary of Wendy’s has a revolving credit facility of C$6,000, which bears interest at the Bank of Montreal Prime Rate. Borrowings under the facility are guaranteed by Wendy’s. As of December 28, 2025, the Company had no outstanding borrowings under the Canadian revolving credit facility.

Wendy’s U.S. advertising fund has a revolving line of credit of $15,000, which was established to support the Company’s advertising fund operations and bears interest at SOFR plus 2.25%. Borrowings under the line of credit are guaranteed by Wendy’s. During the three months ended March 30, 2025, the Company borrowed and repaid $15,000 and $8,500, respectively, under the revolving line of credit. During the three months ended June 29, 2025, the Company borrowed an additional $8,500 under the revolving line of credit. During the three months ended December 28, 2025, the Company repaid $5,000 under the revolving line of credit, then subsequently borrowed and repaid $2,000 and $12,000, respectively, under the revolving line of credit. As a result, as of December 28, 2025, the Company had no outstanding borrowings under the advertising fund revolving line of credit.

Interest Expense

Interest expense on the Company’s long-term debt was $109,523, $110,038 and $112,659 during 2025, 2024 and 2023, respectively, which was recorded to “Interest expense, net.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Pledged Assets

The following is a summary of the Company’s assets pledged as collateral for certain debt:

Year End
December 28, 2025
Cash and cash equivalents	$16,990
Restricted cash and other assets	38,805
Accounts and notes receivable, net	42,969
Inventories	6,469
Properties	94,120
Other intangible assets	962,676
$1,162,029

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	Year End
	December 28, 2025		December 29, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$210,607	$210,607	$319,212	$319,212	Level 1
Other investments in equity securities (a)	—	—	1,718	1,718	Level 2

Financial liabilities (b)
Series 2025-1 Class A-2-I Notes	450,000	447,075	—	—	Level 2
Series 2022-1 Class A-2-I Notes	96,500	95,284	97,500	93,744	Level 2
Series 2022-1 Class A-2-II Notes	382,134	371,625	386,134	371,855	Level 2
Series 2021-1 Class A-2-I Notes	414,269	385,726	418,769	376,256	Level 2
Series 2021-1 Class A-2-II Notes	620,530	553,699	627,030	551,981	Level 2
Series 2019-1 Class A-2-I Notes	—	—	353,673	345,093	Level 2
Series 2019-1 Class A-2-II Notes	394,123	383,403	398,623	387,039	Level 2
Series 2018-1 Class A-2-II Notes	431,599	421,630	436,349	418,027	Level 2
7% debentures, due in 2025	—	—	48,913	50,034	Level 2
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

Total impairment losses may reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements, favorable lease assets and ROU assets) to fair value as a result of (1) the deterioration in operating performance or anticipated closures of certain Company-operated restaurants and (2) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants, including any subsequent lease modifications. The fair values of long-lived assets held and used presented in the tables below represent the remaining carrying value and were estimated based on either discounted cash flows of future anticipated lease and sublease income or discounted cash flows of future anticipated Company-operated restaurant performance. Total impairment losses may also include the impact of remeasuring long-lived assets held for sale. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 18 for further information on impairment of our long-lived assets.

		Fair Value Measurements			2025 Total Losses
	December 28, 2025	Level 1	Level 2	Level 3
Held and used	$1,367	$—	$—	$1,367	$11,548
Held for sale	2,457	—	—	2,457	547
Total	$3,824	$—	$—	$3,824	$12,095

		Fair Value Measurements			2024 Total Losses
	December 29, 2024	Level 1	Level 2	Level 3
Held and used	$2,391	$—	$—	$2,391	$9,073
Held for sale	1,558	—	—	1,558	640
Total	$3,949	$—	$—	$3,949	$9,713

(11) Income Taxes

Income before income taxes is set forth below:

	Year Ended
	2025	2024	2023
Domestic	$210,514	$254,309	$264,423
Foreign (a)	16,732	18,104	14,995
	$227,246	$272,413	$279,418
_______________

(a)Excludes foreign income of domestic subsidiaries.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The (provision for) benefit from income taxes is set forth below:

	Year Ended
	2025	2024	2023
Current:
U.S. federal	$(16,541)	$(55,875)	$(50,435)
U.S. state	(7,263)	(12,888)	(13,730)
Foreign	(14,906)	(14,822)	(11,620)
Current tax provision	(38,710)	(83,585)	(75,785)
Deferred:
U.S. federal	(19,543)	10,786	2,163
U.S. state	(4,489)	(5,409)	564
Foreign	571	152	(1,920)
Deferred tax (provision) benefit	(23,461)	5,529	807
Income tax provision	$(62,171)	$(78,056)	$(74,978)

Deferred tax assets (liabilities) are set forth below:

	Year End
	December 28, 2025	December 29, 2024
Deferred tax assets:
Operating and finance lease liabilities	$341,414	$333,033
Net operating loss and credit carryforwards	52,753	51,667
Deferred revenue	22,953	23,085
Other	46,509	51,626
Valuation allowances	(44,737)	(38,536)
Total deferred tax assets	418,892	420,875
Deferred tax liabilities:
Operating and finance lease assets	(307,378)	(300,498)
Intangible assets	(291,333)	(282,186)
Fixed assets	(66,902)	(61,160)
Other	(41,032)	(40,451)
Total deferred tax liabilities	(706,645)	(684,295)
	$(287,753)	$(263,420)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The amounts and expiration dates of tax credit and net operating loss carryforwards are as follows:

	Amount	Expiration
Tax credit carryforwards:
U.S. federal foreign tax credits	$25,704	2027-2034
Foreign tax credits of non-U.S. subsidiaries	856	Indefinite
Total	$26,560

Net operating loss carryforwards (pre-tax):
State and local net operating loss carryforwards	$687,277	2026-2035
State and local net operating loss carryforwards	212,125	Indefinite
Foreign net operating loss carryforwards	1,692	Indefinite
Total	$901,094

The Company’s valuation allowances of $44,737 and $38,536 as of December 28, 2025 and December 29, 2024, respectively, relate primarily to foreign tax credit and foreign and state net operating loss carryforwards. The relative presence of Company-operated restaurants in various states impacts expected future state taxable income available to utilize state net operating loss carryforwards.

The current portion of refundable income taxes was $17,055 and $3,587 as of December 28, 2025 and December 29, 2024, respectively, and is included in “Accounts and notes receivable, net.” There were no long-term refundable income taxes as of December 28, 2025 and December 29, 2024.

The reconciliation of income tax computed at the U.S. federal statutory rate of 21% to reported income tax is set forth below:

	Year Ended
	2025		2024		2023
U.S. federal statutory tax rate (21%)	$47,722	21.0%	$57,207	21.0%	$58,678	21.0%
State and local income taxes, net of federal income tax effect	9,284	4.1%	14,455	5.3%	10,401	3.7%
Foreign tax effects	1,137	0.5%	2,106	0.8%	2,687	1.0%
Effects of cross-border tax laws	(335)	(0.1)%	(1,669)	(0.6)%	(2,403)	(0.9)%
Tax credits	(931)	(0.4)%	(899)	(0.3)%	(1,050)	(0.4)%
Changes in valuation allowance:
Foreign tax credits	4,320	1.9%	4,274	1.5%	2,761	1.0%
Other	359	0.2%	—	0.0%	1,739	0.6%
Nontaxable or nondeductible items	987	0.4%	2,626	1.0%	1,581	0.6%
Other adjustments	(372)	(0.2)%	(44)	0.0%	584	0.2%
	$62,171	27.4%	$78,056	28.7%	$74,978	26.8%

In 2025, state and local income taxes in Michigan, Florida, Georgia and California comprised the majority (greater than 50%) of the tax effect in the state and local income taxes, net of federal income tax effect category. In 2024, state and local income taxes in Louisiana, Florida and Illinois comprised the majority of the tax effect in the state and local income taxes, net of federal income tax category. In 2023, state and local income taxes in Florida, Illinois and Massachusetts comprised the majority of the tax effect in the state and local income taxes, net of federal income tax effect category.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The income taxes paid (net of refunds) by jurisdiction are set forth below:

	Year Ended
	2025	2024	2023
U.S. federal	$29,859	$52,774	$53,057
U.S. state	10,558	12,476	15,716
Foreign	8,697	8,350	6,417
Total	$49,114	$73,600	$75,190

Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions:

	Year Ended
	2025	2024	2023
U.S. state:
Florida	$3,210	$3,777	$4,300
Illinois	$2,497	*	*
Foreign:
Canada	$8,562	$8,192	$6,300
_______________

* The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

The Company participates in the Internal Revenue Service (the “IRS”) Compliance Assurance Process (“CAP”). As part of CAP, tax years are examined on a contemporaneous basis so that all or most issues are resolved prior to the filing of the tax return. As such, our tax returns for fiscal years through 2023 have been settled. The Company or one of its subsidiaries also files tax returns in various state, local and foreign jurisdictions. The statute of limitations in these jurisdictions vary but generally income tax returns from its 2020 fiscal year and forward remain subject to examination. We believe that adequate provisions have been made for any liabilities, including interest and penalties that may result from the completion of these examinations.

Unrecognized Tax Benefits

As of December 28, 2025, the Company had unrecognized tax benefits of $19,048, which, if resolved favorably, would reduce income tax expense by $15,048. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

	Year Ended
	2025	2024	2023
Beginning balance	$14,805	$16,719	$17,404
Additions:
Tax positions of current year	119	375	836
Tax positions of prior years (a)	5,832	—	—
Reductions:
Tax positions of prior years (b)	(583)	(2,069)	(690)
Settlements	—	—	(249)
Lapse of statute of limitations	(1,125)	(220)	(582)
Ending balance	$19,048	$14,805	$16,719
_______________

(a)Increase in uncertain tax benefits related to tax positions of prior years during 2025 was primarily driven by adjustments to state income tax positions.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(b)Reduction in uncertain tax benefits related to tax positions of prior years during 2024 was primarily driven by a non-recurring state rate law change.

During 2025, 2024 and 2023, the Company recognized (income) expense for interest of $(214), $376 and $134, respectively. The Company has $1,141 and $1,355 accrued for interest related to uncertain tax positions as of December 28, 2025 and December 29, 2024, respectively.

One Big Beautiful Bill Act

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. Key provisions include the permanent extension of several business tax incentives originally established under the 2017 Tax Cuts and Jobs Act, as well as changes to provisions related to bonus depreciation, and research and development. The OBBBA resulted in an impact to the Company’s current and deferred tax assets and liabilities as of December 28, 2025, as well as a favorable impact on the amount of cash taxes paid during 2025.

(12) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Year Ended
	2025	2024	2023
Net income	$165,075	$194,357	$204,440

Common stock:
Weighted average basic shares outstanding	193,406	204,351	209,486
Dilutive effect of stock options and restricted shares	626	1,263	2,048
Weighted average diluted shares outstanding	194,032	205,614	211,534

Net income per share:
Basic	$.85	$.95	$.98
Diluted	$.85	$.95	$.97

Basic net income per share for 2025, 2024 and 2023 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 9,789, 7,845 and 5,377 for 2025, 2024 and 2023, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(13) Stockholders’ Equity

Dividends

During 2025, 2024 and 2023, the Company paid dividends per share of $.67, $1.00 and $1.00, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Treasury Stock

There were 470,424 shares of common stock issued at the beginning and end of 2025, 2024 and 2023. Treasury stock activity for 2025, 2024 and 2023 was as follows:

	Year Ended
	2025	2024	2023
Number of shares at beginning of year	266,590	265,027	257,323
Repurchases of common stock	14,361	4,305	9,107
Common shares issued:
Stock options, net	(208)	(1,986)	(989)
Restricted stock, net	(501)	(652)	(322)
Director fees	(24)	(20)	(22)
Other	(118)	(84)	(70)
Number of shares at end of year	280,100	266,590	265,027

Repurchases of Common Stock

In January 2023, our Board of Directors authorized a repurchase program for up to $500,000 of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During 2025, the Company repurchased 14,361 shares under the January 2023 Authorization with an aggregate purchase price of $200,000, excluding excise tax of $1,930 and commissions of $201. During 2025, the Company paid $565 in excise tax on shares repurchased during 2024. As of December 28, 2025, the Company had $35,000 of availability remaining under the January 2023 Authorization.

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

Preferred Stock

There were 100,000 shares authorized and no shares issued of preferred stock throughout 2025, 2024 and 2023.

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Year Ended
	2025	2024	2023
Balance at beginning of period	$(74,753)	$(58,375)	$(64,176)
Foreign currency translation	10,785	(16,378)	5,801
Balance at end of period	$(63,968)	$(74,753)	$(58,375)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(14) Share-Based Compensation

The Company has the ability to grant stock options, stock appreciation rights, restricted stock, restricted stock units, other stock-based awards and performance compensation awards to current or prospective employees, directors, officers, consultants or advisors. During 2020, the Company’s Board of Directors and its stockholders approved the adoption of the 2020 Omnibus Award Plan (the “2020 Plan”) for the issuance of equity instruments as described above. The Company’s previous 2010 Omnibus Award Plan (as amended, the “2010 Plan”) expired in accordance with its terms in 2020. All equity grants in 2025, 2024, and 2023 were issued from the 2020 Plan. The 2020 Plan is currently the only equity plan from which future equity awards may be granted, but outstanding awards granted under the 2010 Plan will continue to be governed by the terms of the 2010 Plan. As of December 28, 2025, there were approximately 8,071 shares of common stock available for future grants under the 2020 Plan. During the periods presented in the consolidated financial statements, the Company settled all exercises of stock options and vesting of restricted shares, including performance shares, with treasury shares.

Stock Options

The Company grants stock options that have maximum contractual terms of 10 years and primarily vest ratably over three years. The exercise price of options granted is equal to the market price of the Company’s common stock on the date of grant. The fair value of stock options on the date of grant is calculated using the Black-Scholes Model. The aggregate intrinsic value of an option is the amount by which the fair value of the underlying stock exceeds its exercise price.

The following table summarizes stock option activity during 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at December 29, 2024	9,133	$19.42
Granted	5,208	10.11
Exercised	(357)	9.95
Forfeited and/or expired	(1,955)	20.00
Outstanding at December 28, 2025	12,029	$15.57	6.48	$—
Vested or expected to vest at December 28, 2025	11,828	$15.65	6.43	$—
Exercisable at December 28, 2025	5,937	$20.04	3.51	$—

The total intrinsic value of options exercised during 2025, 2024 and 2023 was $908, $5,796 and $7,230, respectively. The weighted average grant date fair value of stock options granted during 2025, 2024 and 2023 was $1.33, $3.43 and $5.35, respectively.

The weighted average grant date fair value of stock options was determined using the following assumptions:

	2025	2024	2023
Risk-free interest rate	3.85%	3.62%	4.31%
Expected option life in years	5.25	5.25	5.01
Expected volatility	23.26%	36.25%	36.79%
Expected dividend yield	5.54%	5.99%	4.64%

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

The following table summarizes activity of Restricted Shares during 2025:

	Number of Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested at December 29, 2024	1,714	$18.81
Granted	1,828	10.64
Vested	(751)	19.33
Forfeited	(439)	17.99
Non-vested at December 28, 2025	2,352	$12.44

The total fair value of Restricted Shares that vested in 2025, 2024 and 2023 was $8,636, $12,685 and $8,224, respectively.

Performance Shares

The Company grants performance-based awards to certain officers and key employees. The vesting of these awards is contingent upon meeting one or more defined operational or financial goals (a performance condition) or relative common stock share prices (a market condition). The quantity of shares awarded ranges from 0% to 200% of “Target,” as defined in the award agreement as the midpoint number of shares, based on the level of achievement of the performance and market conditions. Certain of the performance-based awards also include a relative TSR modifier to determine the number of shares earned at the end of the performance period.

The grant date fair values of performance condition awards are determined using the fair market value of the Company’s common stock on the date of grant, as set forth in the applicable plan document. Share-based compensation expense recorded for performance condition awards is reevaluated at each reporting period based on the probability of the achievement of the goal. The grant date fair values of market condition awards, as well as performance condition awards that include a relative TSR modifier, are estimated using the Monte Carlo simulation model. The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that the market conditions will be achieved and is applied to the trading price of our common stock on the date of grant.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The input variables are noted in the table below:

	2025	2024	2023
Risk-free interest rate	4.25%	4.38%	4.31%
Expected life in years	3.00	3.00	3.00
Expected volatility	26.39%	29.60%	34.95%
Expected dividend yield (a)	0.00%	0.00%	0.00%
_______________

(a)The Monte Carlo method assumes a reinvestment of dividends.

Share-based compensation expense is recorded ratably for market condition awards during the requisite service period and is not reversed, except for forfeitures, at the vesting date regardless of whether the market condition is met.

The following table summarizes activity of performance shares at Target during 2025:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 29, 2024	1,236	$21.87
Granted	771	15.45
Dividend equivalent units issued (a)	75	—
Vested	(68)	21.97
Forfeited	(1,049)	19.97
Non-vested at December 28, 2025	965	$18.55
_______________

(a)Dividend equivalent units are issued in lieu of cash dividends for non-vested performance shares. There is no weighted average fair value associated with dividend equivalent units.

The total fair value of performance-based awards that vested in 2025, 2024 and 2023 was $1,028, $4,683 and $4,243, respectively.

Share-Based Compensation

Total share-based compensation and the related income tax benefit recognized in the Company’s consolidated statements of operations were as follows:

	Year Ended
	2025	2024	2023
Stock options	$3,914	$4,829	$7,687
Restricted shares	10,223	13,857	9,503
Performance shares	436	4,333	6,557
Share-based compensation	14,573	23,019	23,747
Less: Income tax benefit	(3,717)	(3,300)	(3,207)
Share-based compensation, net of income tax benefit	$10,856	$19,719	$20,540

As of December 28, 2025, there was $23,365 of total unrecognized share-based compensation, which will be recognized over a weighted average amortization period of 1.46 years.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(15) System Optimization Gains, Net

The Company optimizes the Wendy’s system by facilitating Franchise Flips, evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees and, at times, closing certain underperforming restaurants, to further strengthen the franchisee base, support franchisee economics and drive new restaurant development. During 2025, 2024 and 2023, the Company facilitated one, 50 and 99 Franchise Flips, respectively. During 2025 and 2024, the Company completed the sale of five and three Company-operated restaurants to franchisees, respectively. No Company-operated restaurants were sold to franchisees during 2023. See Note 16 for further information regarding the Company’s acquisition of 35 franchise-operated restaurants during 2025.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Year Ended
	2025	2024	2023
Number of restaurants sold to franchisees	5	3	—

Proceeds from sales of restaurants	$180	$1,808	$—
Net assets sold (a)	(169)	(1,081)	—
Other	(150)	(1)	—
	(139)	726	—
Post-closing adjustments on sales of restaurants (b)	(16)	694	858
(Loss) gain on sales of restaurants, net	(155)	1,420	858

Gain (loss) on sales of other assets, net (c)	1,185	(201)	22
System optimization gains, net	$1,030	$1,219	$880
_______________

(a)Net assets sold during 2025 consisted primarily of equipment. Net assets sold during 2024 consisted primarily of land and equipment.

(b)2024 and 2023 include the recognition of deferred gains of $800 and $858, respectively, as a result of the resolution of certain contingencies related to the extension of lease terms for restaurants previously sold to franchisees.

(c)During 2025, 2024 and 2023, the Company received cash proceeds of $4,230, $3,138 and $2,115, respectively, primarily from the sale of surplus and other properties.

Assets Held for Sale

As of December 28, 2025 and December 29, 2024, the Company had assets held for sale of $3,696 and $2,833, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(16) Acquisitions

During 2025, the Company acquired 35 restaurants from a franchisee. The Company did not incur any material acquisition-related costs associated with the acquisition and the transaction was not significant to our consolidated financial statements. The table below presents the allocation of the total purchase price to the fair value of assets acquired and liabilities assumed for restaurants acquired from a franchisee:

Year Ended
December 28, 2025 (a)
Restaurants acquired from franchisee	35

Total consideration paid, net of cash received	$16,854
Identifiable assets acquired and liabilities assumed:
Properties	8,026
Acquired franchise rights	7,583
Finance lease assets	43,109
Operating lease assets	7,826
Finance lease liabilities	(43,717)
Operating lease liabilities	(7,370)
Other	148
Total identifiable net assets	15,605
Goodwill	$1,249
_______________

(a)The fair value of assets acquired and liabilities assumed related to restaurants acquired in the third quarter of 2025 were provisional amounts as of September 28, 2025, pending final purchase accounting adjustments. The Company finalized the purchase price allocation during the fourth quarter of 2025, which resulted in an increase in properties of $1,787 and a decrease in acquired franchise rights of $569.

(17) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Year Ended
	2025	2024	2023
Organizational Redesign Plan	$(753)	$8,367	$9,064
Other reorganization and realignment plans	628	161	136
Reorganization and realignment costs	$(125)	$8,528	$9,200

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). Additionally, in January 2024, the Board of Directors announced the appointment of a new President and Chief Executive Officer and the departure of the Company’s previous President and Chief Executive Officer. The Company expects to incur total costs of approximately $17,000 related to the Organizational Redesign Plan, including costs related to the 2024 succession of the President and Chief Executive Officer role. During 2025, the Company recognized costs totaling $(753), which primarily included a reversal of a severance accrual. During 2024 and 2023, the Company recognized costs totaling $8,367 and $9,064, respectively, which primarily included severance and related employee costs and share-based compensation. The Company expects costs related to the Organizational Redesign Plan to continue into 2026.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following is a summary of the costs recorded as a result of the Organizational Redesign Plan:

	Year Ended
	2025	2024	2023	Total Incurred Since Inception
Severance and related employee costs	$(1,170)	$7,253	$6,243	$12,326
Recruitment and relocation costs	13	169	554	736
Third-party and other costs	—	120	996	1,116
	(1,157)	7,542	7,793	14,178
Share-based compensation (a)	404	825	1,271	2,500
Total organizational redesign	$(753)	$8,367	$9,064	$16,678
_______________

(a)Primarily represents the accelerated recognition of share-based compensation resulting from the termination of employees under the Organizational Redesign Plan.

As of December 28, 2025, the accruals for the Organizational Redesign Plan are included in “Accrued expenses and other current liabilities.” As of December 29, 2024, the accruals for the Organizational Redesign Plan were included in “Accrued expenses and other current liabilities” and “Other liabilities” and totaled $3,872 and $385, respectively. The tables below present a rollforward of our accruals for the Organizational Redesign Plan.

	Balance December 29, 2024	Charges	Payments	Balance December 28, 2025
Severance and related employee costs	$4,257	$(1,170)	$(2,709)	$378
Recruitment and relocation costs	—	13	(13)	—
Third-party and other costs	—	—	—	—
	$4,257	$(1,157)	$(2,722)	$378

	Balance December 31, 2023	Charges	Payments	Balance December 29, 2024
Severance and related employee costs	$1,692	$7,253	$(4,688)	$4,257
Recruitment and relocation costs	—	169	(169)	—
Third-party and other costs	—	120	(120)	—
	$1,692	$7,542	$(4,977)	$4,257

Other Reorganization and Realignment Plans

For 2025, 2024 and 2023, costs incurred under the Company’s other reorganization and realignment plans were not material. The Company does not expect to incur any material additional costs under these plans.

(18) Impairment of Long-Lived Assets

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

	Year Ended
	2025	2024	2023
Company-operated restaurants	$8,631	$9,073	$1,316
Restaurants leased or subleased to franchisees	2,352	—	—
Surplus properties	1,112	640	85
	$12,095	$9,713	$1,401

(19) Retirement Benefit Plan

The Company has a 401(k) defined contribution plan (the “401(k) Plan”) for employees who meet certain minimum requirements and elect to participate. The 401(k) Plan permits employees to contribute up to 75% of their compensation, subject to certain limitations, and provides for matching employee contributions up to 4% of compensation and for discretionary profit sharing contributions. In connection with the matching contributions, the Company recognized compensation expense of $6,718, $6,228 and $5,947 in 2025, 2024 and 2023, respectively.

(20) Supplemental Cash Flow Information

The following table includes supplemental cash flow information for 2025, 2024 and 2023:

	Year Ended
	December 28, 2025	December 29, 2024	December 31, 2023
Long-term debt-related activities, net:
Loss (gain) on early extinguishment of debt	$642	$—	$(2,283)
Accretion of long-term debt	657	675	755
Amortization of deferred financing costs	6,824	6,804	6,848
	$8,123	$7,479	$5,320
Cash paid for:
Interest	$145,819	$145,253	$146,878
Income taxes, net of refunds	49,114	73,600	75,190

Non-cash investing and financing activities:
Capital expenditures included in accounts payable	$7,099	$5,198	$9,088
Finance leases	115,252	47,014	20,243

The following table includes a reconciliation of cash, cash equivalents and restricted cash for 2025, 2024 and 2023:

	December 28, 2025	December 29, 2024	December 31, 2023
Cash and cash equivalents	$300,833	$450,512	$516,037
Restricted cash	39,207	34,481	35,848
Restricted cash, included in Advertising funds restricted assets	17,632	18,615	36,931
Total cash, cash equivalents and restricted cash	$357,672	$503,608	$588,816

Franchise Development Fund

The Company maintains a strategic build to suit development fund to drive additional new restaurant growth. Capital expenditures related to the fund are included in “Franchise development fund” in the consolidated statements of cash flows.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(21) Guarantees and Other Commitments and Contingencies

Guarantees and Contingent Liabilities

Franchisee Development Incentive Programs

To promote new restaurant development, Wendy’s has provided franchisees with certain incentive programs for qualifying new and existing restaurants. In the U.S. and Canada, Wendy’s offers incentives to new and existing franchisees who enter into development agreements to build new restaurants on a mutually agreed schedule. These incentives typically include reduced royalty and national advertising fees and may include full or partial waivers of the upfront technical assistance fee for each restaurant opened. Similarly, in markets outside of the U.S. and Canada, Wendy’s provides incentives for qualifying restaurants under new franchise or license agreements, generally in the form of reduced royalty fees and full or partial waivers of the technical assistance fee. Existing franchisees in these markets may also receive comparable incentives when they amend their franchise agreement or enter into a new development agreement to commit to building new restaurants on an agreed schedule.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $98,506 as of December 28, 2025. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of December 28, 2025. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of December 28, 2025.

Insurance

Wendy’s is self-insured for most workers’ compensation losses and purchases insurance for general liability and automotive liability losses, all subject to a $500 per occurrence retention or deductible limit. Wendy’s determines its liability for claims incurred but not reported for the insurance liabilities on an actuarial basis. As of December 28, 2025, the Company had $18,924 recorded for these insurance liabilities. Wendy’s is self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations and determines its liability for health care claims incurred but not reported based on historical claims runoff data. As of December 28, 2025, the Company had $3,212 recorded for these health care insurance liabilities.

Letters of Credit

As of December 28, 2025, the Company had outstanding letters of credit with various parties totaling $28,738. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Class A-1 Notes. See Note 9 for further information. We do not expect any material loss to result from these letters of credit.

Purchase and Capital Commitments

The Company has material purchase requirements under a beverage agreement and information technology agreements with certain vendors. In August 2024, the Company amended its contract with the beverage vendor, which now expires upon reaching a threshold usage requirement or, if certain undertakings are not fulfilled, at the later of reaching a threshold usage requirement or December 31, 2034. Our total purchase requirements under the beverage and information technology agreements are estimated to be approximately $143,000 over the remaining life of the contracts.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(22) Transactions with Related Parties

The following is a summary of transactions between the Company and its related parties:

	Year Ended
	2025	2024	2023
Transactions with QSCC:
Wendy’s Co-op (a)	$118	$3,493	$363
Rental receipts (b)	289	277	231
TimWen lease and management fee payments, net (c)	$21,033	$21,172	$20,653
Transactions with Yellow Cab (d)	$15,197	$15,417	$14,757
Transactions with AMC (e)	$800	$2,010	$2,366
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

Wendy’s and its franchisees pay sourcing fees to third-party vendors on certain products sourced by QSCC. Such sourcing fees are remitted by these vendors to QSCC and are the primary means of funding QSCC’s operations. In addition, QSCC collects certain rebates, price variance and other recoveries, technology fees, convention fees and other funding from third-party vendors as part of the administration and management of the Wendy’s supply chain in the U.S. and Canada. Should QSCC’s sourcing fees exceed its expected needs, QSCC’s board of directors may return some or all of the excess to its members in the form of a patronage dividend. Wendy’s recorded its share of patronage dividends of $118 and $363 in 2025 and 2023, respectively, which are included as a reduction of “Cost of sales.” Wendy’s recorded its share of patronage dividends of $3,493 in 2024, of which $2,909 is included in “Other operating income, net” and $584 is included as a reduction of “Cost of sales.”

(b)Pursuant to a lease agreement, Wendy’s leased 18,774 square feet of office space to QSCC for an annual base rent of $250, subject to annual increases. The lease expires on January 31, 2027. The Company received lease payments from QSCC of $289, $277 and $231 during 2025, 2024 and 2023, respectively, which has been recorded to “Franchise rental income.”

TimWen Lease and Management Fee Payments

(c)A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $21,265, $21,409 and $20,894 under these lease agreements during 2025, 2024 and 2023, respectively, which has been recorded to “Franchise rental expense.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $232, $237 and $241 during 2025, 2024 and 2023, respectively, which has been included as a reduction to “General and administrative.”

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Transactions with Yellow Cab

(d)Certain family members and/or affiliates of Mr. Nelson Peltz, our former Chairman and Chairman Emeritus, Mr. Peter May, our Senior Vice Chairman, and Mr. Matthew Peltz, our former Vice Chairman, hold minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee that, as of December 28, 2025 owned and operated 88 Wendy’s restaurants, and/or certain of the operating companies managed by Yellow Cab. In addition, Mr. Bradley Peltz, a director of the Company, is a Managing Director of, and holds a minority ownership interest in, Yellow Cab. During 2025, 2024 and 2023, the Company recognized $15,197, $15,417 and $14,757, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. In all transactions involving Yellow Cab, the Company’s standard franchisee recruiting and approval processes were followed, no modifications were made to the Company’s standard franchise agreements or related documents, and all deal terms and transaction documents were negotiated and executed on an arm’s-length basis, consistent with the Company’s comparable franchise transactions and relationships. As of December 28, 2025 and December 29, 2024, $1,045 and $1,132, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

Transactions with AMC

(e)Ms. Kristin Dolan, a director of the Company, serves as the Chief Executive Officer of AMC Networks Inc. (“AMC”). During 2025, 2024 and 2023, the Company purchased approximately $800, $2,010 and $2,366, respectively, of advertising time from a subsidiary of AMC. The Company’s advertising spend with AMC was made in the ordinary course of business and approved on an arm’s-length basis, consistent with the Company’s comparable advertising decisions. As of December 29, 2024, approximately $17 was due to AMC for advertising time, which is included in “Advertising funds restricted liabilities.” There were no amounts due to AMC as of December 28, 2025.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Restricted assets and liabilities of the Advertising Funds at December 28, 2025 and December 29, 2024 are as follows:

	Year End
	December 28, 2025	December 29, 2024
Cash and cash equivalents	$17,632	$18,615
Accounts receivable, net	75,083	73,223
Other assets	5,152	7,291
Advertising funds restricted assets	$97,867	$99,129

Accounts payable	$78,929	$83,035
Accrued expenses and other current liabilities	17,525	17,177
Advertising funds restricted liabilities	$96,454	$100,212

Advertising expenses included in “Cost of sales” totaled $40,334, $39,051 and $38,837 in 2025, 2024 and 2023, respectively.

(25) Geographic Information

The table below presents revenues and properties information by geographic area:

	U.S.	International	Total
2025
Revenues	$1,977,842	$199,049	$2,176,891
Properties	856,372	81,423	937,795

2024
Revenues	$2,056,329	$190,163	$2,246,492
Properties	840,416	67,371	907,787

2023
Revenues	$2,007,727	$173,851	$2,181,578
Properties	830,492	60,588	891,080

(26) Segment Information

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

The Company measures profit using segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), which excludes certain unallocated general and administrative expenses and other items that vary from period to period without correlation to the Company’s core operating performance. The Company’s Interim Chief Executive Officer and Chief Financial Officer is the chief operating decision maker (the “CODM”) and uses segment adjusted EBITDA predominantly in periodic reviews of performance and during the annual budget and forecasting process. The CODM considers segment adjusted EBITDA when making decisions about allocating resources to the segments. When the CODM reviews

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
balance sheet information, it is at a consolidated level. The accounting policies of the Company’s segments are the same as those described in Note 1. See Note 3 for a reconciliation of segment revenue to total revenue.

Wendy’s U.S. revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Year Ended
	2025	2024	2023
Wendy’s U.S. revenue	$1,785,124	$1,859,745	$1,815,845

Wendy’s U.S. expense
Cost of sales	761,417	755,265	767,150
Franchise support and other costs	65,524	54,047	47,554
Advertising fund expense (a)	384,472	441,508	396,743
General and administrative	84,464	79,664	75,734
Other segment items (b)	151	3,307	312
Wendy’s U.S. adjusted EBITDA	$489,096	$525,954	$528,352
_______________

(a)Includes advertising fund expense of $20,000 for 2024 related to the Company’s funding of incremental advertising. There was no funding of incremental advertising during 2025 and 2023.

(b)Other segment items for 2025 primarily include professional fees. Other segment items for 2024 and 2023 primarily include lease buyout activity.

Wendy’s International revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Year Ended
	2025	2024	2023
Wendy’s International revenue	$152,961	$144,690	$130,548

Wendy’s International expense
Cost of sales	30,307	27,946	27,343
Advertising funds expense (a)	40,896	39,330	35,604
General and administrative	29,680	26,048	26,226
Other segment items (b)	8,944	8,098	5,671
Wendy’s International adjusted EBITDA	$43,134	$43,268	$35,704
_______________

(a)Includes advertising fund expense of $713, $1,919 and $2,401 for 2025, 2024 and 2023, respectively, related to the Company’s funding of incremental advertising. In addition, includes other international-related advertising deficit of $2,570, $827 and $950 for 2025, 2024 and 2023, respectively.

(b)Other segment items primarily include franchise support and other costs.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Global Real Estate & Development revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Year Ended
	2025	2024	2023
Global Real Estate & Development revenue	$238,806	$242,057	$235,185

Global Real Estate & Development expense
Franchise rental expense	125,773	127,446	125,371
General and administrative	16,181	15,301	15,660
Other segment items (a)	(13,498)	(9,277)	(9,330)
Global Real Estate & Development adjusted EBITDA	$110,350	$108,587	$103,484
_______________

(a)Other segment items primarily include equity in earnings from our TimWen joint venture, franchise support and other costs and gains on sales-type leases for 2025, 2024 and 2023. Other segment items for 2025 also include lease buyout activity. Equity in earnings from our TimWen joint venture was $11,215, $11,607 and $10,819 for 2025, 2024 and 2023, respectively.

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Year Ended
	2025	2024	2023
Wendy’s U.S.	$489,096	$525,954	$528,352
Wendy’s International	43,134	43,268	35,704
Global Real Estate & Development	110,350	108,587	103,484
Total segment adjusted EBITDA	642,580	677,809	667,540
Unallocated franchise support and other costs	(2,239)	(1,316)	(831)
Advertising funds surplus	2,816	2,702	4,344
Unallocated general and administrative (a)	(122,354)	(134,195)	(132,344)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(152,222)	(143,234)	(135,789)
Amortization of cloud computing arrangements	(18,647)	(14,701)	(12,778)
System optimization gains, net	1,030	1,219	880
Reorganization and realignment costs	125	(8,528)	(9,200)
Impairment of long-lived assets	(12,095)	(9,713)	(1,401)
Unallocated other operating income, net	4,458	1,316	1,563
Interest expense, net	(126,467)	(123,881)	(124,061)
(Loss) gain on early extinguishment of debt	(642)	—	2,283
Investment (loss) income, net	(1,718)	11	(10,358)
Other income, net	12,621	24,924	29,570
Income before income taxes	$227,246	$272,413	$279,418
_______________

(a)Includes corporate overhead costs, such as employee compensation and related benefits.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 28, 2025. Based on such evaluations, the Interim Chief Executive Officer and Chief Financial Officer concluded that as of December 28, 2025, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The management of the Company, under the supervision and with the participation of the Interim Chief Executive Officer and Chief Financial Officer, carried out an assessment of the effectiveness of its internal control over financial reporting for the Company as of December 28, 2025. The assessment was performed using the criteria for effective internal control reflected in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the assessment of the system of internal control for the Company, the management of the Company believes that as of December 28, 2025, internal control over financial reporting of the Company was effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report dated February 23, 2026 on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Wendy’s Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Wendy’s Company and subsidiaries (the “Company”) as of December 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 28, 2025, of the Company and our report dated February 23, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
Columbus, Ohio
February 23, 2026

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 28, 2025, no officer or director of the Company adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be included in the sections entitled “Proposal 1—Election of Directors—Director Nominee Qualifications and Biographical Information,” “Executive Officers,” “Corporate Governance—Audit Committee,” “Corporate Governance—Board Membership Criteria and Director Nominations,” “Corporate Governance—Code of Ethics,” “Corporate Governance—Insider Trading Policy” and, to the extent applicable, “Security Ownership of Certain Beneficial Owners and Management—Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission no later than 120 day after the end of the fiscal year covered by this Form 10-K, and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services

The information required by the item will be included in the section entitled “Proposal 3—Ratification of Independent Registered Public Accounting Firm” in the Proxy Statement, and is incorporated herein by reference.

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

3.2
By-Laws of The Wendy’s Company (as amended and restated through November 5, 2025), incorporated herein by reference to Exhibit 3.1 of The Wendy’s Company Current Report on Form 8-K filed on November 7, 2025 (SEC file no. 001-02207).

4.1
Second Amended and Restated Base Indenture, dated as of December 15, 2025, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary, incorporated herein by reference to Exhibit 4.1 of The Wendy’s Company Current Report on Form 8-K filed on December 16, 2025 (SEC file no. 001-02207).

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

EXHIBIT NO.	DESCRIPTION
4.6
Series 2025-1 Supplement to the Second Amended and Restated Base Indenture, dated as of December 15, 2025, by and between Wendy’s Funding, LLC, as Master Issuer of the Series 2025-1 fixed rate senior secured notes, Class A-2, and Citibank, N.A., as Trustee and Series 2025-1 Securities Intermediary, incorporated herein by reference to Exhibit 4.2 of The Wendy’s Company Current Report on Form 8-K filed on December 16, 2025 (SEC file no. 001-02207).

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

10.13	Form of Long-Term Performance Unit Award Agreement for 2025 under The Wendy’s Company 2020 Omnibus Award Plan.* **
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

10.27
2025-1 Class A-2 Note Purchase Agreement, dated as of November 19, 2025, by and among The Wendy’s Company, the subsidiaries of The Wendy’s Company party thereto and Barclays Capital Inc., acting on behalf of itself and as a representative of the initial purchasers, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Current Report on Form 8-K filed on November 20, 2025 (SEC file no. 001-02207).

10.28
Guarantee and Collateral Agreement, dated as of June 1, 2015, by and among Quality Is Our Recipe, LLC, Wendy’s Properties, LLC, Wendy’s SPV Guarantor, LLC, each as a Guarantor, in favor of Citibank, N.A., as Trustee, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Current Report on Form 8-K filed on June 2, 2015 (SEC file no. 001-02207).

10.29
Omnibus Amendment and Reaffirmation Agreement, dated as of December 15, 2025, by and among the Securitization Entities, the Trustee, Midland Loan Services, a division of PNC Bank, National Association, as Servicer, and FTI Consulting, Inc., a Maryland corporation, as Back-Up Manager and Barclays Capital Inc., incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company Current Report on Form 8-K filed on December 16, 2025 (SEC file no. 001-02207).

EXHIBIT NO.	DESCRIPTION
10.30
Conformed Copy of the Management Agreement, dated as of June 1, 2015, updated to reflect the changes made by all amendments prior to December 15, 2025, and by the Omnibus and Reaffirmation Agreement, incorporated herein by reference to Exhibit 10.2 of The Wendy’s Company Current Report on Form 8-K filed on December 16, 2025 (SEC file no. 001-02207).

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

10.36
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

10.37
Employment Letter between The Wendy’s Company and Liliana Esposito dated as of May 8, 2014, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2014 (SEC file no. 001-02207).**

10.38
Employment Letter between The Wendy’s Company and E. J. Wunsch dated as of September 6, 2016, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended October 2, 2016 (SEC file no. 001-02207).**

10.39
Employment Letter between The Wendy’s Company and Kirk Tanner dated as of January 18, 2024, incorporated herein by reference to Exhibit 10.51 of The Wendy’s Company Form 10-K for the fiscal year ended December 31, 2023 (SEC file no. 001-02207).**

10.40
Employment Letter between The Wendy’s Company and John Min dated as of September 4, 2024, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended September 29, 2024 (SEC file no. 001-02207).**

10.41
Employment Letter between The Wendy’s Company and Kenneth Cook dated as of November 13, 2024, incorporated herein by reference to Exhibit 10.51 of The Wendy’s Company Form 10-K for the fiscal year ended December 29, 2024 (SEC file no. 001-02207).**

10.42
Marketing Consulting Agreement between The Wendy’s Company and Kenneth W. Gilbert dated as of March 31, 2025, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended June 29, 2025 (SEC file no. 001-02207).**

10.43
Employment Letter between The Wendy’s Company and Pete Suerken dated as of July 21, 2025, incorporated herein by reference to Exhibit 10.1 of The Wendy’s Company Form 10-Q for the quarter ended September 29, 2025 (SEC file no. 001-02207).**

10.44
Non-Compete and Confidentiality Agreement between The Wendy’s Company and Abigail Pringle dated as of October 27, 2020, incorporated herein by reference to Exhibit 10.1 to The Wendy’s Company Form 10-Q for the quarter ended September 27, 2020 (SEC file no. 001-02207).**

10.45
Non-Compete and Confidentiality Agreement between The Wendy’s Company and M. Coley O’Brien dated as of October 27, 2020, incorporated herein by reference to Exhibit 10.2 to The Wendy’s Company Form 10-Q for the quarter ended September 27, 2020 (SEC file no. 001-02207).**

10.46
Form of Indemnification Agreement for officers and employees of Wendy’s International, Inc. and its subsidiaries, incorporated herein by reference to Exhibit 10 of the Wendy’s International, Inc. Current Report on Form 8-K filed on July 12, 2005 (SEC file no. 001-08116).**

EXHIBIT NO.	DESCRIPTION
10.47
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

19.1	The Wendy’s Company Securities Trading Policy, incorporated herein by reference to Exhibit 19.1 of The Wendy’s Company Form 10-K for the fiscal year ended December 29, 2024 (SEC file no. 001-02207).
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1
The Wendy’s Company Policy for Recoupment of Incentive Compensation, incorporated herein by reference to Exhibit 97.1 of The Wendy’s Company Form 10-K for the fiscal year ended December 31, 2023 (SEC file no. 001-02207).

101
The following financial information from The Wendy’s Company’s Annual Report on Form 10-K for the year ended December 28, 2025 formatted in Inline eXtensible Business Reporting Language: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Annual Report on Form 10-K for the year ended December 28, 2025, formatted in Inline XBRL and contained in Exhibit 101.
____________________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

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

THE WENDY’S COMPANY (Registrant)
February 23, 2026	By: /s/ KENNETH COOK
Kenneth Cook
Interim Chief Executive Officer and Chief Financial Officer
(On behalf of the registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 23, 2026 by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Titles
/s/ KENNETH COOK	Interim Chief Executive Officer and Chief Financial Officer
(Kenneth Cook)	(Principal Executive and Financial Officer)
/s/ SUZANNE M. THUERK	Chief Accounting Officer
(Suzanne M. Thuerk)	(Principal Accounting Officer)
/s/ ARTHUR B. WINKLEBLACK	Chairman and Director
(Arthur B. Winkleblack)
/s/ PETER W. MAY	Senior Vice Chairman and Director
(Peter W. May)
/s/ WENDY C. ARLIN	Director
(Wendy C. Arlin)
/s/ MICHELLE CARUSO-CABRERA	Director
(Michelle Caruso-Cabrera)
/s/ KRISTIN A. DOLAN	Director
(Kristin A. Dolan)
/s/ RICHARD H. GOMEZ	Director
(Richard H. Gomez)
/s/ MICHELLE J. MATHEWS-SPRADLIN	Director
(Michelle J. Mathews-Spradlin)
/s/ BRADLEY G. PELTZ	Director
(Bradley G. Peltz)
/s/ PETER H. ROTHSCHILD	Director
(Peter H. Rothschild)