Form 10-Q
period 2026-03-29
Wendy's Co
filed 2026-05-08
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026

or

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
Yes ☐ No ☒

There were 190,480,640 shares of The Wendy’s Company common stock outstanding as of May 1, 2026.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	March 29, 2026	December 28, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$298,740	$300,833
Restricted cash	39,295	39,207
Accounts and notes receivable, net	125,055	117,333
Inventories	6,604	7,387
Prepaid expenses and other current assets	73,419	55,412
Advertising funds restricted assets	109,149	97,867
Total current assets	652,262	618,039
Properties	908,478	937,795
Finance lease assets	325,538	312,844
Operating lease assets	611,376	642,589
Goodwill	773,710	774,088
Other intangible assets	1,158,395	1,170,671
Investments	24,499	25,227
Net investment in sales-type and direct financing leases	279,671	284,891
Other assets	190,693	190,417
Total assets	$4,924,622	$4,956,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,750	$29,750
Current portion of finance lease liabilities	27,334	26,673
Current portion of operating lease liabilities	52,318	51,119
Accounts payable	23,596	30,450
Accrued expenses and other current liabilities	114,812	116,655
Advertising funds restricted liabilities	108,348	96,454
Total current liabilities	356,158	351,101
Long-term debt	2,724,896	2,730,502
Long-term finance lease liabilities	655,082	646,715
Long-term operating lease liabilities	627,213	660,257
Deferred income taxes	288,492	287,753
Deferred franchise fees	84,426	87,956
Other liabilities	72,804	74,894
Total liabilities	4,809,071	4,839,178
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 190,450 and 190,324 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,989,355	2,986,150
Retained earnings	431,173	435,124
Common stock held in treasury, at cost; 279,974 and 280,100 shares, respectively	(3,285,255)	(3,286,965)
Accumulated other comprehensive loss	(66,764)	(63,968)
Total stockholders’ equity	115,551	117,383
Total liabilities and stockholders’ equity	$4,924,622	$4,956,561

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended
	March 29, 2026	March 30, 2025
	(Unaudited)
Revenues:
Sales	$225,497	$219,510
Franchise royalty revenue and fees	147,895	145,148
Franchise rental income	58,904	58,454
Advertising funds revenue	108,341	100,360
	540,637	523,472
Costs and expenses:
Cost of sales	201,049	188,169
Franchise support and other costs	21,991	16,596
Franchise rental expense	30,176	30,701
Advertising funds expense	108,615	101,528
General and administrative	72,843	68,204
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	40,575	36,549
Amortization of cloud computing arrangements	4,762	4,167
System optimization (gains) losses, net	(1,625)	90
Reorganization and realignment costs	(162)	(692)
Impairment of long-lived assets	2,572	1,421
Other operating income, net	(5,080)	(6,387)
	475,716	440,346
Operating profit	64,921	83,126
Interest expense, net	(34,106)	(31,477)
Investment loss, net	—	(1,718)
Other income, net	3,350	4,986
Income before income taxes	34,165	54,917
Provision for income taxes	(11,453)	(15,685)
Net income	$22,712	$39,232

Net income per share:
Basic	$.12	$.20
Diluted	$.12	$.19

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended
	March 29, 2026	March 30, 2025
	(Unaudited)
Net income	$22,712	$39,232
Other comprehensive (loss) income:
Foreign currency translation adjustment	(2,796)	1,912
Other comprehensive (loss) income	(2,796)	1,912
Comprehensive income	$19,916	$41,144

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 28, 2025	$47,042	$2,986,150	$435,124	$(3,286,965)	$(63,968)	$117,383
Net income	—	—	22,712	—	—	22,712
Other comprehensive loss	—	—	—	—	(2,796)	(2,796)
Cash dividends	—	—	(26,648)	—	—	(26,648)
Share-based compensation	—	5,246	—	—	—	5,246
Common stock issued upon vesting of restricted shares	—	(2,006)	—	1,583	—	(423)
Other	—	(35)	(15)	127	—	77
Balance at March 29, 2026	$47,042	$2,989,355	$431,173	$(3,285,255)	$(66,764)	$115,551

Balance at December 29, 2024	$47,042	$2,982,102	$399,700	$(3,094,739)	$(74,753)	$259,352
Net income	—	—	39,232	—	—	39,232
Other comprehensive income	—	—	—	—	1,912	1,912
Cash dividends	—	—	(49,432)	—	—	(49,432)
Repurchases of common stock	—	—	—	(125,399)	—	(125,399)
Share-based compensation	—	5,572	—	—	—	5,572
Common stock issued upon exercises of stock options	—	(130)	—	326	—	196
Common stock issued upon vesting of restricted shares	—	(2,702)	—	1,453	—	(1,249)
Other	—	23	(19)	51	—	55
Balance at March 30, 2025	$47,042	$2,984,865	$389,481	$(3,218,308)	$(72,841)	$130,239

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended
	March 29, 2026	March 30, 2025
	(Unaudited)
Cash flows from operating activities:
Net income	$22,712	$39,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	40,575	36,549
Amortization of cloud computing arrangements	4,762	4,167
Share-based compensation	5,246	5,572
Impairment of long-lived assets	2,572	1,421
Deferred income tax	956	306
Non-cash rental expense, net	10,925	10,350
Change in operating lease liabilities	(12,584)	(12,131)
Net (recognition) receipt of deferred vendor incentives	(2,535)	11,178
System optimization (gains) losses, net	(1,625)	90
Distributions received from joint ventures, net of equity in earnings	341	717
Long-term debt-related activities, net	1,832	1,873
Cloud computing arrangements expenditures	(4,157)	(2,417)
Changes in operating assets and liabilities and other, net	(9,631)	(11,492)
Net cash provided by operating activities	59,389	85,415
Cash flows from investing activities:
Capital expenditures	(11,881)	(17,679)
Franchise development fund	(4,580)	(5,813)
Dispositions	2,796	55
Notes receivable, net	—	1,949
Net cash used in investing activities	(13,665)	(21,488)
Cash flows from financing activities:
Proceeds from long-term debt	15,100	15,000
Repayments of long-term debt	(22,538)	(15,813)
Repayments of finance lease liabilities	(5,970)	(5,238)
Repurchases of common stock	—	(122,784)
Dividends	(26,648)	(49,432)
Proceeds from stock option exercises	—	273
Payments related to tax withholding for share-based compensation	(423)	(1,326)
Net cash used in financing activities	(40,479)	(179,320)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	5,245	(115,393)
Effect of exchange rate changes on cash	(886)	744
Net increase (decrease) in cash, cash equivalents and restricted cash	4,359	(114,649)
Cash, cash equivalents and restricted cash at beginning of period	357,672	503,608
Cash, cash equivalents and restricted cash at end of period	$362,031	$388,959

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of March 29, 2026, the results of our operations for the three months ended March 29, 2026 and March 30, 2025 and cash flows for the three months ended March 29, 2026 and March 30, 2025. The results of operations for the three months ended March 29, 2026 are not necessarily indicative of the results to be expected for the full 2026 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (the “Form 10-K”).

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

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended March 29, 2026
Sales at Company-operated restaurants	$219,295	$6,202	$—	$225,497
Franchise royalty revenue	97,308	18,882	—	116,190
Franchise fees	28,283	2,775	647	31,705
Franchise rental income	—	—	58,904	58,904
Advertising funds revenue	99,273	9,068	—	108,341
Total revenues	$444,159	$36,927	$59,551	$540,637

Three Months Ended March 30, 2025
Sales at Company-operated restaurants	$212,744	$6,766	$—	$219,510
Franchise royalty revenue	104,406	17,269	—	121,675
Franchise fees	20,704	2,086	683	23,473
Franchise rental income	—	—	58,454	58,454
Advertising funds revenue	91,760	8,600	—	100,360
Total revenues	$429,614	$34,721	$59,137	$523,472

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	March 29, 2026 (a)	December 28, 2025 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$71,918	$59,060
Receivables, which are included in “Advertising funds restricted assets”	73,825	75,083
Deferred franchise fees (c)	94,185	98,496
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $9,759 and $84,426, respectively, as of March 29, 2026, and $10,540 and $87,956, respectively, as of December 28, 2025.

Significant changes in deferred franchise fees are as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Deferred franchise fees at beginning of period	$98,496	$99,411
Revenue recognized during the period	(4,832)	(2,345)
New deferrals due to cash received and other	521	1,935
Deferred franchise fees at end of period	$94,185	$99,001

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2026 (a)	$9,759
2027	6,650
2028	6,492
2029	6,386
2030	6,283
Thereafter	58,615
$94,185
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2026, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(3) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment. As of March 29, 2026, the nature of restaurants operated by the Company and its franchisees was as follows:

March 29, 2026
Company-operated restaurants:
Owned land and building	153
Owned building and held long-term land leases	142
Leased land and building	136
Total Company-operated restaurants	431

Franchisee-operated restaurants:
Company-owned properties leased to franchisees	454
Company-leased properties subleased to franchisees	1,122
Other franchisee-operated restaurants	5,244
Total franchisee-operated restaurants	6,820
Total Company-operated and franchisee-operated restaurants	7,251

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Finance lease cost:
Amortization of finance lease assets	$5,768	$5,145
Interest on finance lease liabilities	11,642	10,877
	17,410	16,022
Operating lease cost	20,010	20,517
Variable lease cost (a)	15,909	16,213
Short-term lease cost	1,376	1,266
Total operating lease cost (b)	37,295	37,996
Total lease cost	$54,705	$54,018
_______________

(a)Includes expenses for executory costs of $10,539 and $10,394 for the three months ended March 29, 2026 and March 30, 2025, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $30,040 and $30,652 for the three months ended March 29, 2026 and March 30, 2025, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $6,887 and $6,941 for the three months ended March 29, 2026 and March 30, 2025, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessor

The components of lease income are as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Sales-type and direct-financing leases:
Selling profit	$1,853	$(11)
Interest income (a)	6,700	6,915

Operating lease income	42,651	42,421
Variable lease income	16,253	16,033
Franchise rental income (b)	$58,904	$58,454
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $42,200 and $42,784 recognized during the three months ended March 29, 2026 and March 30, 2025, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $10,411 and $10,197 for the three months ended March 29, 2026 and March 30, 2025, respectively.

(4) Investments

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

Presented below is activity related to our investment in TimWen included in our condensed consolidated financial statements:

	Three Months Ended
	March 29, 2026	March 30, 2025
Balance at beginning of period	$25,227	$27,288

Equity in earnings for the period	2,836	2,843
Amortization of purchase price adjustments (a)	(473)	(591)
	2,363	2,252
Distributions received	(2,704)	(2,969)
Foreign currency translation adjustment included in “Other comprehensive (loss) income”	(387)	199
Balance at end of period	$24,499	$26,770
_______________

(a)Purchase price adjustments that impacted the carrying value of the Company’s investment in TimWen are being amortized over the average original aggregate life of 21 years.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Other Investments in Equity Securities

During the three months ended March 30, 2025, the Company recorded an impairment charge of $1,718 for the difference between the estimated fair value and the carrying value of an investment in equity securities. As a result, the carrying value of the investment was zero as of March 30, 2025.

(5) Long-Term Debt

Long-term debt consisted of the following:

	March 29, 2026	December 28, 2025
Class A-2 Notes:
5.422% Series 2025-1 Class A-2-I Notes, anticipated repayment date 2032	$448,875	$450,000
4.236% Series 2022-1 Class A-2-I Notes, anticipated repayment date 2029	96,250	96,500
4.535% Series 2022-1 Class A-2-II Notes, anticipated repayment date 2032	381,134	382,134
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	413,144	414,269
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	618,905	620,530
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	392,998	394,123
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	430,412	431,599
Unamortized debt issuance costs	(27,072)	(28,903)
	2,754,646	2,760,252
Less amounts payable within one year	(29,750)	(29,750)
Total long-term debt	$2,724,896	$2,730,502

Other Long-Term Debt

Wendy’s U.S. advertising fund has a revolving line of credit of $15,000, which was established to support the Company’s advertising fund operations and bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. Borrowings under the line of credit are guaranteed by Wendy’s. During the three months ended March 29, 2026, the Company borrowed and repaid $11,500 under the revolving line of credit, then subsequently borrowed and repaid $3,600 under the revolving line of credit. As a result, as of March 29, 2026, the Company had no outstanding borrowings under the revolving line of credit.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	March 29, 2026		December 28, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$196,187	$196,187	$210,607	$210,607	Level 1

Financial liabilities (b)
Series 2025-1 Class A-2-I Notes	448,875	449,773	450,000	447,075	Level 2
Series 2022-1 Class A-2-I Notes	96,250	93,767	96,500	95,284	Level 2
Series 2022-1 Class A-2-II Notes	381,134	360,400	382,134	371,625	Level 2
Series 2021-1 Class A-2-I Notes	413,144	381,663	414,269	385,726	Level 2
Series 2021-1 Class A-2-II Notes	618,905	546,617	620,530	553,699	Level 2
Series 2019-1 Class A-2-II Notes	392,998	378,182	394,123	383,403	Level 2
Series 2018-1 Class A-2-II Notes	430,412	423,138	431,599	421,630	Level 2
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

		Fair Value Measurements
	March 29, 2026	Level 1	Level 2	Level 3
Held and used	$468	$—	$—	$468
Held for sale	514	—	—	514
Total	$982	$—	$—	$982

		Fair Value Measurements
	December 28, 2025	Level 1	Level 2	Level 3
Held and used	$1,367	$—	$—	$1,367
Held for sale	2,457	—	—	2,457
Total	$3,824	$—	$—	$3,824

(7) Income Taxes

The Company’s effective tax rate for the three months ended March 29, 2026 and March 30, 2025 was 33.5% and 28.6%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended March 29, 2026 primarily due to state income taxes, share-based compensation and the tax effects of our foreign operations.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(8) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Net income	$22,712	$39,232

Common stock:
Weighted average basic shares outstanding	190,293	200,643
Dilutive effect of stock options and restricted shares	607	974
Weighted average diluted shares outstanding	190,900	201,617

Net income per share:
Basic	$.12	$.20
Diluted	$.12	$.19

Basic net income per share for the three months ended March 29, 2026 and March 30, 2025 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 11,926 and 8,288 for the three months ended March 29, 2026, and March 30, 2025, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(9) Stockholders’ Equity

Dividends

During the first quarter of 2026 and 2025, the Company paid dividends per share of $.14 and $.25, respectively.

Repurchases of Common Stock

In January 2023, our Board of Directors authorized a repurchase program for up to $500,000 of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the three months ended March 29, 2026, no shares were repurchased under the January 2023 Authorization. As of March 29, 2026, the Company had $35,000 of availability remaining under the January 2023 Authorization.

During the three months ended March 30, 2025, the Company repurchased 8,182 shares under the January 2023 Authorization with an aggregate purchase price of $124,070, of which $1,401 was accrued as of March 30, 2025, and excluding excise tax of $1,214 and commissions of $115.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Three Months Ended
	March 29, 2026	March 30, 2025
Balance at beginning of period	$(63,968)	$(74,753)
Foreign currency translation	(2,796)	1,912
Balance at end of period	$(66,764)	$(72,841)

(10) System Optimization (Gains) Losses, Net

The Company optimizes the Wendy’s system by facilitating Franchise Flips, evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees and, at times, closing certain underperforming restaurants, to further strengthen the franchisee base, support franchisee economics and drive new restaurant development. During the three months ended March 29, 2026, the Company facilitated 41 Franchise Flips. During the three months ended March 30, 2025, the Company did not facilitate any Franchise Flips. Additionally, during the three months ended March 29, 2026 and March 30, 2025, the Company completed the sale of three and two Company-operated restaurants to franchisees, respectively.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended
	March 29, 2026	March 30, 2025
Number of restaurants sold to franchisees	3	2

Proceeds from sales of restaurants (a)	$1,804	$55
Net assets sold (b)	(1,572)	(169)
Other	(232)	(25)
Loss on sales of restaurants, net	—	(139)

Gain on sales of other assets, net (c)	1,625	49
System optimization gains (losses), net	$1,625	$(90)
_______________

(a)During the three months ended March 29, 2026, the Company received net cash proceeds of $1,804 related to the sale of three Company-operated restaurants as part of the Company’s strategic build to suit development fund. These proceeds are included within operating activities in the Company’s condensed consolidated statements of cash flows.

(b)Net assets sold consisted primarily of equipment.

(c)During the three months ended March 29, 2026, the Company received net cash proceeds of $2,796, primarily from the sale of surplus and other properties.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Assets Held for Sale

As of March 29, 2026 and December 28, 2025, the Company had assets held for sale of $21,783 and $3,696, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(11) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended
	March 29, 2026	March 30, 2025
Organizational Redesign Plan	$(201)	$(950)
Other reorganization and realignment plans	39	258
Reorganization and realignment costs	$(162)	$(692)

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). Additionally, in January 2024, the Board of Directors announced the appointment of a new President and Chief Executive Officer and the departure of the Company’s previous President and Chief Executive Officer. During the three months ended March 29, 2026 and March 30, 2025, the Company recognized costs totaling $(201) and $(950), respectively, which primarily included reversals of severance accruals. The Company does not expect to incur any material additional costs under the Organizational Redesign plan.

The following is a summary of the costs recorded as a result of the Organizational Redesign Plan:

	Three Months Ended		Total Incurred Since Inception
	March 29, 2026	March 30, 2025
Severance and related employee costs (a)	$(228)	$(1,088)	$12,098
Recruitment and relocation costs	—	13	736
Third-party and other costs	—	—	1,116
	(228)	(1,075)	13,950
Share-based compensation (b)	27	125	2,527
Total organizational redesign	$(201)	$(950)	$16,477
_______________

(a)The three months ended March 29, 2026 and March 30, 2025 include reversals of severance accruals as a result of changes in estimates.

(b)Total incurred since inception primarily represents the accelerated recognition of share-based compensation resulting from the termination of employees under the Organizational Redesign Plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As of March 29, 2026, the accruals for the Organizational Redesign Plan are included in “Accrued expenses and other current liabilities.” The tables below present a rollforward of our accruals for the Organizational Redesign Plan.

	Balance December 28, 2025	Charges	Payments	Balance March 29, 2026
Severance and related employee costs	$378	$(228)	$(144)	$6
Recruitment and relocation costs	—	—	—	—
Third-party and other costs	—	—	—	—
	$378	$(228)	$(144)	$6

	Balance December 29, 2024	Charges	Payments	Balance March 30, 2025
Severance and related employee costs	$4,257	$(1,088)	$(1,410)	$1,759
Recruitment and relocation costs	—	13	(13)	—
Third-party and other costs	—	—	—	—
	$4,257	$(1,075)	$(1,423)	$1,759

Other Reorganization and Realignment Plans

Costs incurred under the Company’s other reorganization and realignment plans were not material during the three months ended March 29, 2026 and March 30, 2025. The Company does not expect to incur any material additional costs under these plans.

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

	Three Months Ended
	March 29, 2026	March 30, 2025
Company-operated restaurants	$1,169	$1,187
Restaurants leased or subleased to franchisees	1,358	—
Surplus properties	45	234
	$2,572	$1,421

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(13) Supplemental Cash Flow Information

The following table includes supplemental non-cash investing and financing activities:

	Three Months Ended
	March 29, 2026	March 30, 2025
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$7,915	$7,197
Finance leases	22,331	17,849

The following table includes a reconciliation of cash, cash equivalents and restricted cash:

	March 29, 2026	December 28, 2025
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$298,740	$300,833
Restricted cash	39,295	39,207
Restricted cash, included in Advertising funds restricted assets	23,996	17,632
Total cash, cash equivalents and restricted cash	$362,031	$357,672

(14) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $94,720 as of March 29, 2026. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of March 29, 2026. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of March 29, 2026.

Letters of Credit

As of March 29, 2026, the Company had outstanding letters of credit with various parties totaling $28,960. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Variable Funding Senior Secured Notes, Class A-1. We do not expect any material loss to result from these letters of credit.

(15) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $4,763 and $4,798 under these lease agreements during the three months ended March 29, 2026 and March 30, 2025, respectively, which has been recorded to “Franchise rental expense.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

of $59 and $56 during the three months ended March 29, 2026 and March 30, 2025, respectively, which is included as a reduction to “General and administrative.”

Transactions with Yellow Cab

Certain family members and/or affiliates of Mr. Nelson Peltz, our former Chairman and Chairman Emeritus, Mr. Peter May, our Senior Vice Chairman, and Mr. Matthew Peltz, our former Vice Chairman, hold minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee that, as of March 29, 2026 owned and operated 87 Wendy’s restaurants, and/or certain of the operating companies managed by Yellow Cab. In addition, Mr. Bradley Peltz, a director of the Company, is a Managing Director of, and holds a minority ownership interest in, Yellow Cab. During the three months ended March 29, 2026 and March 30, 2025, the Company recognized $3,827 and $3,664, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. In all transactions involving Yellow Cab, the Company’s standard franchisee recruiting and approval processes were followed, no modifications were made to the Company’s standard franchise agreements or related documents, and all deal terms and transaction documents were negotiated and executed on an arm’s-length basis, consistent with the Company’s comparable franchise transactions and relationships. As of March 29, 2026 and December 28, 2025, $1,336 and $1,045, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

Transactions with AMC

Ms. Kristin Dolan, a director of the Company, serves as the Chief Executive Officer of AMC Networks Inc. (“AMC”). During the three months ended March 30, 2025, the Company purchased approximately $300 of advertising time from a subsidiary of AMC. During the three months ended March 29, 2026, no advertising time was purchased from a subsidiary of AMC. The Company’s advertising spend with AMC was made in the ordinary course of business and approved on an arm’s-length basis, consistent with the Company’s comparable advertising decisions. There were no amounts due to AMC as of March 29, 2026 and December 28, 2025.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(17) Segment Information

Wendy’s U.S. revenue, significant segment expenses and segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) are as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Wendy’s U.S. revenue	$444,159	$429,614

Wendy’s U.S. expense
Cost of sales	194,296	181,237
Franchise support and other costs	18,256	13,178
Advertising fund expense	99,273	91,760
General and administrative	22,458	22,424
Other segment items (a)	13	38
Wendy’s U.S. adjusted EBITDA	$109,863	$120,977
_______________

(a)Other segment items for the three months ended March 29, 2026 primarily include professional fees. Other segment items for the three months ended March 30, 2025 primarily include lease buyout activity and professional fees.

Wendy’s International revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Wendy’s International revenue	$36,927	$34,721

Wendy’s International expense
Cost of sales	6,753	6,932
Advertising fund expense (a)	9,071	9,912
General and administrative	8,225	6,437
Other segment items (b)	2,299	1,996
Wendy’s International adjusted EBITDA	$10,579	$9,444
_______________

(a)Includes advertising fund expense of $159 for the three months ended March 30, 2025 related to the Company’s funding of incremental advertising. There was no funding of incremental advertising during the three months ended March 29, 2026. In addition, includes other international-related advertising deficit of $3 and $1,153 for the three months ended March 29, 2026 and March 30, 2025, respectively.

(b)Other segment items primarily include franchise support and other costs.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Global Real Estate & Development revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Three Months Ended
	March 29, 2026	March 30, 2025
Global Real Estate & Development revenue	$59,551	$59,137

Global Real Estate & Development expense
Franchise rental expense	30,176	30,701
General and administrative	5,297	5,220
Other segment items (a)	(3,974)	(1,460)
Global Real Estate & Development adjusted EBITDA	$28,052	$24,676
_______________

(a)Other segment items primarily include equity in earnings from our TimWen joint venture, gains on sales-type leases and franchise support and other costs. Equity in earnings from our TimWen joint venture was $2,363 and $2,252 for the three months ended March 29, 2026 and March 30, 2025, respectively.

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended
	March 29, 2026	March 30, 2025
Wendy’s U.S.	$109,863	$120,977
Wendy’s International	10,579	9,444
Global Real Estate & Development	28,052	24,676
Total segment adjusted EBITDA	148,494	155,097
Unallocated franchise support and other costs	(310)	(587)
Advertising funds (deficit) surplus	(271)	144
Unallocated general and administrative (a)	(36,863)	(34,123)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(40,575)	(36,549)
Amortization of cloud computing arrangements	(4,762)	(4,167)
System optimization gains (losses), net	1,625	(90)
Reorganization and realignment costs	162	692
Impairment of long-lived assets	(2,572)	(1,421)
Unallocated other operating (expense) income, net	(7)	4,130
Interest expense, net	(34,106)	(31,477)
Investment loss, net	—	(1,718)
Other income, net	3,350	4,986
Income before income taxes	$34,165	$54,917
_______________

(a)Includes corporate overhead costs, such as employee compensation and related benefits.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(18) New Accounting Standards

Measurement of Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the Financial Accounting Standards Board (“FASB”) issued an amendment to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets for revenue arising from contracts with customers. The Company adopted this amendment during the first quarter of 2026 and has elected the practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the receivables when estimating expected credit losses. The adoption of this amendment did not have a material impact on our condensed consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (the “Form 10-K”). There have been no material changes as of March 29, 2026 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is the second largest quick-service restaurant company in the hamburger sandwich segment in the U.S. based on traffic and dollar share, and the third largest globally with 7,251 restaurants in the U.S. and 38 foreign countries and U.S. territories as of March 29, 2026.

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

Executive Overview

Our Business

As of March 29, 2026, the Wendy’s restaurant system was comprised of 7,251 restaurants, with 5,805 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 420 were operated by the Company and 5,385 were operated by a total of 205 franchisees. In addition, at March 29, 2026, there were 1,446 Wendy’s restaurants in operation in 38 foreign countries and U.S. territories. Of the international restaurants, 1,435 were operated by a total of 116 franchisees and 11 were operated by the Company in the United Kingdom (the “U.K.”).

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

During 2025, the Company announced Project Fresh, a comprehensive plan to drive profitable growth and long-term value across our U.S. system. The four strategic pillars of Project Fresh include (1) brand revitalization, (2) operational excellence, (3) system optimization and (4) capital allocation. These pillars are designed to drive profitable average unit volume growth and increase traffic in the U.S. by improving marketing effectiveness, menu offerings and the customer experience, and to enhance franchisee economics. Internationally, the Company’s strategic priorities also include sustaining strong net unit growth and driving profitable average unit volume growth.

On May 8, 2026, the Company announced its entry into a franchise agreement to build up to 1,000 Wendy’s restaurants across China over the next 10 years with a large restaurant operator with decades of experience in China.

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

•Systemwide Sales – Systemwide sales includes sales by both Company-operated restaurants and franchised restaurants. Franchised restaurants’ sales are reported by our franchisees and represent their revenues from sales at franchised Wendy’s restaurants. The Company’s condensed consolidated financial statements do not include sales by franchised restaurants to their customers. The Company’s royalty and advertising funds revenues are computed as percentages of sales made by Wendy’s franchisees. As a result, sales by Wendy’s franchisees have a direct effect on the Company’s royalty and advertising funds revenues and profitability.

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

The Company believes its presentation of same-restaurant sales, Company-operated restaurant margin and systemwide sales provide a meaningful perspective of the underlying operating performance of the Company’s current business and enables investors to better understand and evaluate the Company’s historical and prospective operating performance. The Company believes that these metrics are important supplemental measures of operating performance because they highlight trends in the Company’s business that may not otherwise be apparent when relying solely on our condensed consolidated financial statements. The Company believes investors, analysts and other interested parties use these metrics in evaluating issuers and that the presentation of these measures facilitates a comparative assessment of the Company’s operating performance. With respect to same-restaurant sales and systemwide sales, the Company also believes that the data is useful in assessing consumer demand for the Company’s products and the overall success of the Wendy’s brand.

First Quarter Highlights

•Global systemwide sales were $3.22 billion in the first quarter of 2026 compared with $3.39 billion in the first quarter of 2025, a decrease of 5.5% on a constant currency basis;

•International systemwide sales were $518.0 million in the first quarter of 2026 compared with $473.2 million in the first quarter of 2025, an increase of 6.0% on a constant currency basis;

•Revenues increased 3.3% to $540.6 million in the first quarter of 2026 compared with $523.5 million in the first quarter of 2025;

•Global same-restaurant sales decreased 6.8%, U.S. same-restaurant sales decreased 7.8% and international same-restaurant sales decreased 0.4% compared with the first quarter of 2025;

•Global Company-operated restaurant margin was 10.8% in the first quarter of 2026, a decrease of 350 basis points compared with the first quarter of 2025;

•Income before income taxes decreased 37.8% to $34.2 million in the first quarter of 2026 compared with $54.9 million in the first quarter of 2025;

•Digital sales increased to approximately 23.6% of global systemwide sales in the first quarter of 2026 compared with approximately 20.3% in the first quarter of 2025; and

•Systemwide restaurant count decreased by 146 net restaurants in the first quarter of 2026.

Results of Operations

The tables included throughout this Results of Operations section set forth in millions the Company’s condensed consolidated results of operations for the first quarter of 2026 and 2025.

	First Quarter
	2026	2025	Change
Revenues:
Sales	$225.5	$219.5	$6.0
Franchise royalty revenue and fees	147.9	145.1	2.8
Franchise rental income	58.9	58.5	0.4
Advertising funds revenue	108.3	100.4	7.9
	540.6	523.5	17.1
Costs and expenses:
Cost of sales	201.0	188.2	12.8
Franchise support and other costs	22.0	16.6	5.4
Franchise rental expense	30.2	30.7	(0.5)
Advertising funds expense	108.6	101.5	7.1
General and administrative	72.8	68.2	4.6
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	40.6	36.5	4.1
Amortization of cloud computing arrangements	4.8	4.2	0.6
System optimization (gains) losses, net	(1.6)	0.1	(1.7)
Reorganization and realignment costs	(0.2)	(0.7)	0.5
Impairment of long-lived assets	2.6	1.4	1.2
Other operating income, net	(5.1)	(6.3)	1.2
	475.7	440.4	35.3
Operating profit	64.9	83.1	(18.2)
Interest expense, net	(34.1)	(31.5)	(2.6)
Investment loss, net	—	(1.7)	1.7
Other income, net	3.4	5.0	(1.6)
Income before income taxes	34.2	54.9	(20.7)
Provision for income taxes	(11.5)	(15.7)	4.2
Net income	$22.7	$39.2	$(16.5)

	First Quarter
	2026	% of Total Revenues	2025	% of Total Revenues
Revenues:
Sales	$225.5	41.7%	$219.5	41.9%
Franchise royalty revenue and fees:
Franchise royalty revenue	116.2	21.5%	121.7	23.2%
Franchise fees	31.7	5.9%	23.4	4.5%
Total franchise royalty revenue and fees	147.9	27.4%	145.1	27.7%
Franchise rental income	58.9	10.9%	58.5	11.2%
Advertising funds revenue	108.3	20.0%	100.4	19.2%
Total revenues	$540.6	100.0%	$523.5	100.0%

	First Quarter
	2026	% of Sales	2025	% of Sales
Cost of sales:
Food and paper	$70.6	31.3%	$67.7	30.8%
Restaurant labor	75.5	33.5%	70.8	32.3%
Occupancy, advertising and other operating costs	54.9	24.4%	49.7	22.6%
Total cost of sales	$201.0	89.2%	$188.2	85.7%

	First Quarter
	2026	% of Sales	2025	% of Sales
Company-operated restaurant margin:
U.S.	$25.0	11.4%	$31.5	14.8%
Global	24.5	10.8%	31.3	14.3%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	First Quarter
	2026	2025
Key business measures:
U.S. same-restaurant sales:
Company-operated	(4.7)%	(1.2)%
Franchised	(8.1)%	(2.9)%
Systemwide	(7.8)%	(2.8)%

International same-restaurant sales (a)	(0.4)%	2.3%

Global same-restaurant sales:
Company-operated	(4.8)%	(1.2)%
Franchised (a)	(7.0)%	(2.2)%
Systemwide (a)	(6.8)%	(2.1)%

Systemwide sales (b):
U.S. Company-operated	$219.3	$212.7
U.S. franchised	2,483.6	2,703.4
U.S. systemwide	2,702.9	2,916.1
International Company-operated	6.2	6.8
International franchised (a)	511.8	466.4
International systemwide (a)	518.0	473.2
Global systemwide (a)	$3,220.9	$3,389.3
_______________

(a)Excludes Argentina due to the impact of that country’s highly inflationary economy.

(b)During the first quarter of 2026 and 2025, global systemwide sales decreased 5.5% and 1.1%, respectively, U.S. systemwide sales decreased 7.3% and 2.6%, respectively, and international systemwide sales increased 6.0% and 8.9%, respectively, on a constant currency basis.

	First Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at December 28, 2025	423	5,546	11	1,417	7,397
Opened	3	20	—	27	50
Closed	(3)	(184)	—	(9)	(196)
Net (sold to) purchased by franchisees	(3)	3	—	—	—
Restaurant count at March 29, 2026	420	5,385	11	1,435	7,251

Sales	First Quarter
	2026	2025	Change
Sales	$225.5	$219.5	$6.0

The increase in sales during the first quarter of 2026 was primarily due to (1) the Company’s acquisition of franchise-operated restaurants during the third quarter of 2025 of $13.6 million and (2) net new restaurant development of $3.1 million. These impacts were partially offset by (1) a 4.8% decrease in global Company-operated same-restaurant sales of $9.4 million and (2) the sale of Company-operated restaurants to franchisees of $2.1 million. Company-operated same-restaurant sales during the first quarter of 2026 decreased due to a decrease in traffic, partially offset by higher average check.

Franchise Royalty Revenue and Fees	First Quarter
	2026	2025	Change
Franchise royalty revenue	$116.2	$121.7	$(5.5)
Franchise fees	31.7	23.4	8.3
	$147.9	$145.1	$2.8

Franchise royalty revenue during the first quarter of 2026 decreased primarily due to a 7.0% decrease in global franchise same-restaurant sales of $8.1 million, partially offset by net new restaurant development of $0.7 million. Franchise same-restaurant sales during the first quarter of 2026 decreased due to a decrease in traffic, partially offset by higher average check.

The increase in franchise fees during the first quarter of 2026 was primarily due to the impact of system optimization related to hours of operation flexibility and restaurant closures.

Franchise Rental Income	First Quarter
	2026	2025	Change
Franchise rental income	$58.9	$58.5	$0.4

The increase in franchise rental income during the first quarter of 2026 was primarily due to entering into new leases.

Advertising Funds Revenue	First Quarter
	2026	2025	Change
Advertising funds revenue	$108.3	$100.4	$7.9

The increase in advertising funds revenue during the first quarter of 2026 was primarily due to local and regional advertising funds being reallocated to U.S. national advertising of approximately $15.0 million, partially offset by a decrease in franchise same-restaurant sales of $7.1 million.

Cost of Sales, as a Percent of Sales	First Quarter
	2026	2025	Change
Food and paper	31.3%	30.8%	0.5%
Restaurant labor	33.5%	32.3%	1.2%
Occupancy, advertising and other operating costs	24.4%	22.6%	1.8%
	89.2%	85.7%	3.5%

The increase in cost of sales, as a percent of sales, during the first quarter of 2026 was primarily due to (1) a decrease in traffic, (2) higher commodity costs and (3) an increase in restaurant labor rates. These changes were partially offset by (1) higher average check and (2) labor efficiencies.

Franchise Support and Other Costs	First Quarter
	2026	2025	Change
Franchise support and other costs	$22.0	$16.6	$5.4

The increase in franchise support and other costs during the first quarter of 2026 was primarily due to an increase in the provision for doubtful accounts.

Franchise Rental Expense	First Quarter
	2026	2025	Change
Franchise rental expense	$30.2	$30.7	$(0.5)

The decrease in franchise rental expense during the first quarter of 2026 was primarily due to the impact of amending certain existing leases.

Advertising Funds Expense	First Quarter
	2026	2025	Change
Advertising funds expense	$108.6	$101.5	$7.1

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. The increase in advertising funds expense during the first quarter of 2026 was primarily due to the same factors as described above for “Advertising Funds Revenue.”

General and Administrative	First Quarter
	2026	2025	Change
Employee compensation and benefits	$40.4	$38.5	$1.9
Professional fees	15.6	14.1	1.5
Other, net	16.8	15.6	1.2
	$72.8	$68.2	$4.6

The increase in general and administrative expenses during the first quarter of 2026 was primarily due to (1) higher employee compensation and benefits and (2) an increase in professional fees.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	First Quarter
	2026	2025	Change
Restaurants	$20.9	$17.7	$3.2
Finance lease assets	5.8	5.1	0.7
Technology support, corporate and other	13.9	13.7	0.2
	$40.6	$36.5	$4.1

The increase in depreciation and amortization during the first quarter of 2026 was primarily due to (1) depreciation and amortization on restaurant assets acquired from a franchisee during the third quarter of 2025, (2) asset additions for new and remodeled restaurants and (3) restaurant-related asset disposals.

Amortization of Cloud Computing Arrangements	First Quarter
	2026	2025	Change
Amortization of cloud computing arrangements	$4.8	$4.2	$0.6

The increase in amortization of cloud computing arrangements during the first quarter of 2026 was primarily due to amortization of assets associated with the Company’s digital investments.

System Optimization (Gains) Losses, Net	First Quarter
	2026	2025	Change
System optimization (gains) losses, net	$(1.6)	$0.1	$(1.7)

System optimization (gains) losses, net during the first quarter of 2026 were primarily comprised of gains on the sale of surplus and other properties. See Note 10 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further discussion.

Reorganization and Realignment Costs	First Quarter
	2026	2025	Change
Organizational Redesign Plan	$(0.2)	$(1.0)	$0.8
Other reorganization and realignment plans	—	0.3	(0.3)
	$(0.2)	$(0.7)	$0.5

During the first quarter of 2026 and 2025, the Company recognized costs under the Organizational Redesign Plan of $(0.2) million and $(1.0) million, respectively, which primarily included reversals of severance accruals resulting from changes in estimates. See Note 11 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information on the Organizational Redesign Plan.

Impairment of Long-Lived Assets	First Quarter
	2026	2025	Change
Impairment of long-lived assets	$2.6	$1.4	$1.2

The increase in impairment of long-lived assets during the first quarter of 2026 was primarily due to losses from the remeasurement to fair value of assets leased and/or subleased to franchisees in connection with the closure of franchise-operated restaurants.

Other Operating Income, Net	First Quarter
	2026	2025	Change
Claim settlement	$—	$4.0	$(4.0)
Gains on sales-type leases	1.9	—	1.9
Other, net	3.2	2.3	0.9
	$5.1	$6.3	$(1.2)

The decrease in other operating income, net during the first quarter of 2026 was primarily due to the settlement of a claim in the first quarter of 2025. This decrease was partially offset by gains on new and modified sales-type leases.

Interest Expense, Net	First Quarter
	2026	2025	Change
Interest expense, net	$34.1	$31.5	$2.6

The increase in interest expense, net during the first quarter of 2026 was primarily due to the impact of completing the refinancing of a portion of the Company’s securitized financing facility in the fourth quarter of 2025.

Investment Loss, Net	First Quarter
	2026	2025	Change
Investment loss, net	$—	$1.7	$(1.7)

During the first quarter of 2025, the Company recorded a loss of $1.7 million due to impairment charges for the difference between the estimated fair value and the carrying value of an investment in equity securities.

Other Income, Net	First Quarter
	2026	2025	Change
Other income, net	$3.4	$5.0	$(1.6)

The decrease in other income, net during the first quarter of 2026 was primarily due to a decrease in interest income, reflecting lower balances of cash equivalents and lower interest rates.

Provision for Income Taxes	First Quarter
	2026	2025	Change
Income before income taxes	$34.2	$54.9	$(20.7)
Provision for income taxes	(11.5)	(15.7)	4.2
Effective tax rate on income	33.5%	28.6%	4.9%

The effective tax rates for the first quarter of 2026 and 2025 were impacted by variations in income before income taxes, adjusted for recurring items such as non-deductible expenses and state income taxes, as well as non-recurring discrete items. The increase in the effective tax rate for the first quarter of 2026 was primarily due to lower income before income taxes and the tax effects of share-based compensation.

Segment Information

See Note 17 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	First Quarter
	2026	2025	Change
Sales	$219.3	$212.7	$6.6
Franchise royalty revenue	97.3	104.4	(7.1)
Franchise fees	28.3	20.7	7.6
Advertising fund revenue	99.3	91.8	7.5
Total revenues	$444.2	$429.6	$14.6
Segment profit	$109.9	$121.0	$(11.1)

The increase in Wendy’s U.S. revenues during the first quarter of 2026 was primarily due to (1) the Company’s acquisition of 35 franchise-operated restaurants in the third quarter of 2025, (2) an increase in franchise fees, (3) higher advertising fund revenue and (4) net new restaurant development. These impacts were partially offset by a decrease in same-restaurant sales. Same-restaurant sales decreased during the first quarter of 2026 primarily due to a decrease in traffic, partially offset by higher average check.

The decrease in Wendy’s U.S. segment profit during the first quarter of 2026 was primarily due to (1) higher cost of sales, as a percent of sales for Company-operated restaurants, driven by the same factors as described above for “Cost of Sales, as a Percent of Sales,” and (2) higher franchise support and other costs. These changes were partially offset by higher revenues.

Wendy’s International

	First Quarter
	2026	2025	Change
Sales	$6.2	$6.8	$(0.6)
Franchise royalty revenue	18.9	17.3	1.6
Franchise fees	2.8	2.0	0.8
Advertising fund revenue	9.1	8.6	0.5
Total revenues	$37.0	$34.7	$2.3
Segment profit	$10.6	$9.4	$1.2

The increase in Wendy’s International revenues during the first quarter of 2026 was primarily due to net new restaurant development.

The increase in Wendy’s International segment profit during the first quarter of 2026 was primarily due to higher revenues, partially offset by higher general and administrative expenses.

Global Real Estate & Development

	First Quarter
	2026	2025	Change
Franchise fees	$0.6	$0.6	$—
Franchise rental income	58.9	58.5	0.4
Total revenues	$59.5	$59.1	$0.4
Segment profit	$28.1	$24.7	$3.4

The increase in Global Real Estate & Development revenues during the first quarter of 2026 was primarily due to an increase in franchise rental income, driven by the same factors as described above for “Franchise Rental Income.”

The increase in Global Real Estate & Development segment profit during the first quarter of 2026 was primarily due to (1) gains on new and modified sales-type leases, (2) the impact of amending certain existing leases and (3) entering into new leases.

Liquidity and Capital Resources

As of March 29, 2026, cash, cash equivalents and restricted cash totaled $362.0 million. In addition, the Company maintains a revolving financing facility, which allows for the drawing of up to $300.0 million. Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

We currently believe we have the ability to pursue additional sources of liquidity if needed or desired to fund operating cash requirements or for other purposes. However, there can be no assurance that additional liquidity will be readily available or available on terms acceptable to us.

Stock Repurchases

In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the three months ended March 29, 2026, no shares were repurchased under the January 2023 Authorization. As of March 29, 2026, the Company had $35.0 million of availability remaining under the January 2023 Authorization.

Dividends

On March 16, 2026, the Company paid a quarterly cash dividend per share of $.14, aggregating $26.6 million. On May 8, 2026, the Company announced a dividend of $.14 per share to be paid on June 15, 2026 to stockholders of record as of June 1, 2026. If the Company pays regular quarterly cash dividends for the remainder of 2026 at the same rate declared in the second quarter of 2026, the Company’s total cash requirement for dividends for the remainder of 2026 will be approximately $80.0 million based on the number of shares of its common stock outstanding at May 1, 2026. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Long-Term Debt, Including Current Portion

Wendy’s U.S. advertising fund has a revolving line of credit of $15.0 million, which was established to support the Company’s advertising fund operations. During the three months ended March 29, 2026, the Company borrowed and repaid $11.5 million under the revolving line of credit, then subsequently borrowed and repaid $3.6 million under the revolving line of credit. As a result, as of March 29, 2026, the Company had no outstanding borrowings under the revolving line of credit.

Except as described above, there were no material changes to the Company’s debt obligations since December 28, 2025. The Company was in compliance with its debt covenants as of March 29, 2026. See Note 5 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes our cash flows from operating, investing and financing activities for the first three months of 2026 and 2025:

	First Quarter
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$59.4	$85.4	$(26.0)
Investing activities	(13.7)	(21.5)	7.8
Financing activities	(40.5)	(179.3)	138.8
Effect of exchange rate changes on cash	(0.8)	0.8	(1.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	$4.4	$(114.6)	$119.0

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $59.4 million and $85.4 million in the first three months of 2026 and 2025, respectively. The change was primarily due to (1) the timing of receipt of vendor incentives, (2) the timing of the collection of royalty receivables and (3) lower net income, adjusted for non-cash expenses. These changes were partially offset by the timing of payments for marketing expenses of the national advertising funds.

Investing Activities

Cash used in investing activities was $13.7 million and $21.5 million in the first three months of 2026 and 2025, respectively. The change was primarily due to (1) a decrease in capital expenditures of $5.8 million and (2) an increase in proceeds from dispositions of $2.7 million.

Financing Activities

Cash used in financing activities was $40.5 million and $179.3 million in the first three months of 2026 and 2025, respectively. The change was primarily due to (1) a decrease in repurchases of the Company’s common stock of $122.8 million and (2) a decrease in dividends of $22.8 million. These changes were partially offset by an increase in repayments of long-term debt of $6.7 million, reflecting the impact of repayments on the Company’s U.S. advertising fund revolving line of credit.

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during the three months ended March 29, 2026, and we anticipate continued labor and commodity inflation throughout the remainder of 2026. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases, product mix and focused execution of operational excellence. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, eggs, pork, dairy and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through selective menu price increases, product mix and focused execution of operational excellence.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of March 29, 2026 there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 28, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 29, 2026. Based on such evaluations, the Interim Chief Executive Officer and Chief Financial Officer concluded that as of March 29, 2026, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the first quarter of 2026 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

•Trian Fund Management, L.P. and certain of its affiliates filed a Schedule 13D/A with the SEC on February 18, 2026 indicating, among other things, that they intend to explore and evaluate the possibility of participating, alone or with third parties, in certain potential transactions with respect to us to enhance stockholder value; there can be no assurance that (i) any such potential transactions will occur or result in additional value for our stockholders or (ii) that the exploration of potential transactions will not have an adverse impact on our business; and

•other risks and uncertainties affecting us and our subsidiaries referred to in our Annual Report on Form 10-K filed with the SEC on February 23, 2026 (see especially “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in our other current and periodic filings with the SEC.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the first quarter of 2026:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
December 29, 2025 through February 1, 2026	888	$8.33	—	$35,000,024
February 2, 2026 through March 1, 2026	46,259	$7.59	—	$35,000,024
March 2, 2026 through March 29, 2026	8,400	$7.64	—	$35,000,024
Total	55,547	$7.61	—	$35,000,024

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

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Form of Long-Term Performance Unit Award Agreement for 2026 under The Wendy’s Company 2020 Omnibus Award Plan.* **
31.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2026 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2026, formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: May 8, 2026	By: /s/ Kenneth Cook
Kenneth Cook
Interim Chief Executive Officer and Chief Financial Officer
(On behalf of the registrant)

Date: May 8, 2026	By: /s/ Suzanne M. Thuerk
Suzanne M. Thuerk
Chief Accounting Officer
(Principal Accounting Officer)