Form 10-Q
period 2026-06-28
Wendy's Co
filed 2026-08-07
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026

or

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
Yes ☐ No ☒

There were 190,669,930 shares of The Wendy’s Company common stock outstanding as of July 31, 2026.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	June 28, 2026	December 28, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$341,211	$300,833
Restricted cash	38,786	39,207
Accounts and notes receivable, net	109,247	117,333
Inventories	7,036	7,387
Prepaid expenses and other current assets	78,922	55,412
Advertising funds restricted assets	102,897	97,867
Total current assets	678,099	618,039
Properties	895,598	937,795
Finance lease assets	319,808	312,844
Operating lease assets	582,630	642,589
Goodwill	773,119	774,088
Other intangible assets	1,147,228	1,170,671
Investments	22,988	25,227
Net investment in sales-type and direct financing leases	276,853	284,891
Other assets	187,893	190,417
Total assets	$4,884,216	$4,956,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,750	$29,750
Current portion of finance lease liabilities	27,538	26,673
Current portion of operating lease liabilities	51,953	51,119
Accounts payable	21,440	30,450
Accrued expenses and other current liabilities	124,713	116,655
Advertising funds restricted liabilities	102,078	96,454
Total current liabilities	357,472	351,101
Long-term debt	2,719,239	2,730,502
Long-term finance lease liabilities	647,637	646,715
Long-term operating lease liabilities	596,408	660,257
Deferred income taxes	289,268	287,753
Deferred franchise fees	81,671	87,956
Other liabilities	72,054	74,894
Total liabilities	4,763,749	4,839,178
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 190,639 and 190,324 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,990,095	2,986,150
Retained earnings	437,099	435,124
Common stock held in treasury, at cost; 279,785 and 280,100 shares, respectively	(3,283,017)	(3,286,965)
Accumulated other comprehensive loss	(70,752)	(63,968)
Total stockholders’ equity	120,467	117,383
Total liabilities and stockholders’ equity	$4,884,216	$4,956,561

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(Unaudited)
Revenues:
Sales	$240,016	$232,853	$465,513	$452,363
Franchise royalty revenue and fees	149,771	156,300	297,666	301,448
Franchise rental income	53,363	60,411	112,267	118,865
Advertising funds revenue	127,421	111,365	235,762	211,725
	570,571	560,929	1,111,208	1,084,401
Costs and expenses:
Cost of sales	207,275	196,521	408,324	384,690
Franchise support and other costs	22,566	17,069	44,557	33,665
Franchise rental expense	28,039	32,630	58,215	63,331
Advertising funds expense	127,879	111,374	236,494	212,902
General and administrative	66,161	59,485	139,004	127,689
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	38,061	36,990	78,636	73,539
Amortization of cloud computing arrangements	4,577	4,056	9,339	8,223
System optimization gains, net	(667)	(387)	(2,292)	(297)
Reorganization and realignment costs	10	174	(152)	(518)
Impairment of long-lived assets	3,120	1,686	5,692	3,107
Other operating income, net	(5,734)	(2,929)	(10,814)	(9,316)
	491,287	456,669	967,003	897,015
Operating profit	79,284	104,260	144,205	187,386
Interest expense, net	(33,850)	(30,945)	(67,956)	(62,422)
Investment loss, net	—	—	—	(1,718)
Other income, net	3,133	2,585	6,483	7,571
Income before income taxes	48,567	75,900	82,732	130,817
Provision for income taxes	(15,951)	(20,790)	(27,404)	(36,475)
Net income	$32,616	$55,110	$55,328	$94,342

Basic and diluted net income per share	$.17	$.29	$.29	$.48

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
	(Unaudited)
Net income	$32,616	$55,110	$55,328	$94,342
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,988)	10,305	(6,784)	12,217
Other comprehensive (loss) income	(3,988)	10,305	(6,784)	12,217
Comprehensive income	$28,628	$65,415	$48,544	$106,559

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 28, 2025	$47,042	$2,986,150	$435,124	$(3,286,965)	$(63,968)	$117,383
Net income	—	—	22,712	—	—	22,712
Other comprehensive loss	—	—	—	—	(2,796)	(2,796)
Cash dividends	—	—	(26,648)	—	—	(26,648)
Share-based compensation	—	5,246	—	—	—	5,246
Common stock issued upon vesting of restricted shares	—	(2,006)	—	1,583	—	(423)
Other	—	(35)	(15)	127	—	77
Balance at March 29, 2026	$47,042	$2,989,355	$431,173	$(3,285,255)	$(66,764)	$115,551
Net income	—	—	32,616	—	—	32,616
Other comprehensive loss	—	—	—	—	(3,988)	(3,988)
Cash dividends	—	—	(26,668)	—	—	(26,668)
Share-based compensation	—	2,941	—	—	—	2,941
Common stock issued upon vesting of restricted shares	—	(2,162)	—	2,136	—	(26)
Other	—	(39)	(22)	102	—	41
Balance at June 28, 2026	$47,042	$2,990,095	$437,099	$(3,283,017)	$(70,752)	$120,467

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

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended
	June 28, 2026	June 29, 2025
	(Unaudited)
Cash flows from operating activities:
Net income	$55,328	$94,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	78,636	73,539
Amortization of cloud computing arrangements	9,339	8,223
Share-based compensation	8,187	10,704
Impairment of long-lived assets	5,692	3,107
Deferred income tax	1,375	822
Non-cash rental expense, net	25,938	21,406
Change in operating lease liabilities	(25,247)	(24,482)
Net receipt of deferred vendor incentives	9,781	8,421
System optimization gains, net	(2,292)	(297)
Distributions received from joint ventures, net of equity in earnings	1,221	1,679
Long-term debt-related activities, net	3,612	3,744
Cloud computing arrangements expenditures	(10,241)	(9,335)
Changes in operating assets and liabilities and other, net	(1,372)	(45,865)
Net cash provided by operating activities	159,957	146,008
Cash flows from investing activities:
Capital expenditures	(31,439)	(39,050)
Franchise development fund	(10,998)	(16,518)
Dispositions	4,664	1,355
Notes receivable, net	—	1,949
Net cash used in investing activities	(37,773)	(52,264)
Cash flows from financing activities:
Proceeds from long-term debt	17,800	23,500
Repayments of long-term debt	(32,675)	(23,125)
Repayments of finance lease liabilities	(12,106)	(10,666)
Repurchases of common stock	(1,922)	(186,516)
Dividends	(53,316)	(76,243)
Proceeds from stock option exercises	—	1,717
Payments related to tax withholding for share-based compensation	(449)	(1,354)
Net cash used in financing activities	(82,668)	(272,687)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	39,516	(178,943)
Effect of exchange rate changes on cash	(2,408)	5,437
Net increase (decrease) in cash, cash equivalents and restricted cash	37,108	(173,506)
Cash, cash equivalents and restricted cash at beginning of period	357,672	503,608
Cash, cash equivalents and restricted cash at end of period	$394,780	$330,102

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of June 28, 2026, the results of our operations for the three and six months ended June 28, 2026 and June 29, 2025 and cash flows for the six months ended June 28, 2026 and June 29, 2025. The results of operations for the six months ended June 28, 2026 are not necessarily indicative of the results to be expected for the full 2026 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (the “Form 10-K”).

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

(2) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended June 28, 2026
Sales at Company-operated restaurants	$234,007	$6,009	$—	$240,016
Franchise royalty revenue	103,749	19,825	—	123,574
Franchise fees	22,126	3,726	345	26,197
Franchise rental income	—	—	53,363	53,363
Advertising funds revenue	117,715	9,706	—	127,421
Total revenues	$477,597	$39,266	$53,708	$570,571

Three Months Ended June 29, 2025
Sales at Company-operated restaurants	$225,973	$6,880	$—	$232,853
Franchise royalty revenue	112,842	19,391	—	132,233
Franchise fees	20,972	2,569	526	24,067
Franchise rental income	—	—	60,411	60,411
Advertising funds revenue	101,355	10,010	—	111,365
Total revenues	$461,142	$38,850	$60,937	$560,929

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Six Months Ended June 28, 2026
Sales at Company-operated restaurants	$453,302	$12,211	$—	$465,513
Franchise royalty revenue	201,057	38,707	—	239,764
Franchise fees	50,409	6,501	992	57,902
Franchise rental income	—	—	112,267	112,267
Advertising funds revenue	216,988	18,774	—	235,762
Total revenues	$921,756	$76,193	$113,259	$1,111,208

Six Months Ended June 29, 2025
Sales at Company-operated restaurants	$438,717	$13,646	$—	$452,363
Franchise royalty revenue	217,248	36,660	—	253,908
Franchise fees	41,676	4,655	1,209	47,540
Franchise rental income	—	—	118,865	118,865
Advertising funds revenue	193,115	18,610	—	211,725
Total revenues	$890,756	$73,571	$120,074	$1,084,401

Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	June 28, 2026 (a)	December 28, 2025 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$68,178	$59,060
Receivables, which are included in “Advertising funds restricted assets”	83,169	75,083
Deferred franchise fees (c)	90,724	98,496
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $9,053 and $81,671, respectively, as of June 28, 2026, and $10,540 and $87,956, respectively, as of December 28, 2025.

Significant changes in deferred franchise fees are as follows:

	Six Months Ended
	June 28, 2026	June 29, 2025
Deferred franchise fees at beginning of period	$98,496	$99,411
Revenue recognized during the period	(8,598)	(4,438)
New deferrals due to cash received and other	826	4,424
Deferred franchise fees at end of period	$90,724	$99,397

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2026 (a)	$9,052
2027	6,561
2028	6,395
2029	6,291
2030	6,187
Thereafter	56,238
$90,724
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2026, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

(3) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment. As of June 28, 2026, the nature of restaurants operated by the Company and its franchisees was as follows:

June 28, 2026
Company-operated restaurants:
Owned land and building	154
Owned building and held long-term land leases	141
Leased land and building	135
Total Company-operated restaurants	430

Franchisee-operated restaurants:
Company-owned properties leased to franchisees	443
Company-leased properties subleased to franchisees	1,088
Other franchisee-operated restaurants	5,219
Total franchisee-operated restaurants	6,750
Total Company-operated and franchisee-operated restaurants	7,180

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Finance lease cost:
Amortization of finance lease assets	$5,358	$4,885	$11,126	$10,030
Interest on finance lease liabilities	11,615	10,865	23,257	21,742
	16,973	15,750	34,383	31,772
Operating lease cost	17,381	21,322	37,391	41,839
Variable lease cost (a)	16,570	17,269	32,479	33,482
Short-term lease cost	1,390	1,304	2,766	2,570
Total operating lease cost (b)	35,341	39,895	72,636	77,891
Total lease cost	$52,314	$55,645	$107,019	$109,663
_______________

(a)Includes expenses for executory costs of $10,297 and $10,578 for the three months ended June 28, 2026 and June 29, 2025, respectively, and $20,836 and $20,972 for the six months ended June 28, 2026 and June 29, 2025, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $27,953 and $32,569 for the three months ended June 28, 2026 and June 29, 2025, respectively, and $57,993 and $63,221 for the six months ended June 28, 2026 and June 29, 2025, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $6,917 and $6,946 for the three months ended June 28, 2026 and June 29, 2025, respectively, and $13,804 and $13,887 for the six months ended June 28, 2026 and June 29, 2025, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

Company as Lessor

The components of lease income are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Sales-type and direct-financing leases:
Selling profit	$276	$34	$2,129	$23
Interest income (a)	6,563	6,943	13,263	13,858

Operating lease income	36,038	42,467	78,689	84,888
Variable lease income	17,325	17,944	33,578	33,977
Franchise rental income (b)	$53,363	$60,411	$112,267	$118,865
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $37,941 and $44,667 recognized during the three months ended June 28, 2026 and June 29, 2025, respectively, and $80,141 and $87,451 for the six months ended June 28, 2026 and June 29, 2025, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $10,356 and $10,512 for the three months ended June 28, 2026 and June 29, 2025, respectively, and $20,767 and $20,709 for the six months ended June 28, 2026 and June 29, 2025, respectively.

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

Presented below is activity related to our investment in TimWen included in our condensed consolidated financial statements:

	Six Months Ended
	June 28, 2026	June 29, 2025
Balance at beginning of period	$25,227	$27,288

Equity in earnings for the period	6,476	6,514
Amortization of purchase price adjustments (a)	(940)	(1,202)
	5,536	5,312
Distributions received	(6,757)	(6,991)
Foreign currency translation adjustment included in “Other comprehensive (loss) income”	(1,018)	1,483
Balance at end of period	$22,988	$27,092
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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(5) Long-Term Debt

Long-term debt consisted of the following:

	June 28, 2026	December 28, 2025
Class A-2 Notes:
5.422% Series 2025-1 Class A-2-I Notes, anticipated repayment date 2032	$447,750	$450,000
4.236% Series 2022-1 Class A-2-I Notes, anticipated repayment date 2029	96,000	96,500
4.535% Series 2022-1 Class A-2-II Notes, anticipated repayment date 2032	380,134	382,134
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	412,019	414,269
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	617,280	620,530
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	391,873	394,123
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	429,224	431,599
Unamortized debt issuance costs	(25,291)	(28,903)
	2,748,989	2,760,252
Less amounts payable within one year	(29,750)	(29,750)
Total long-term debt	$2,719,239	$2,730,502

Other Long-Term Debt

Wendy’s U.S. advertising fund has a revolving line of credit of $15,000, which was established to support the Company’s advertising fund operations and bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. Borrowings under the line of credit are guaranteed by Wendy’s. During the three months ended March 29, 2026, the Company borrowed and repaid $11,500 under the revolving line of credit, then subsequently borrowed and repaid $3,600 under the revolving line of credit. During the three months ended June 28, 2026, the Company borrowed and repaid $2,700 under the revolving line of credit. As a result, as of June 28, 2026, the Company had no outstanding borrowings under the revolving line of credit. Subsequent to June 28, 2026, the Company increased the Wendy’s U.S. advertising fund revolving line of credit to $25,000.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	June 28, 2026		December 28, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$220,093	$220,093	$210,607	$210,607	Level 1

Financial liabilities (a)
Series 2025-1 Class A-2-I Notes	447,750	441,034	450,000	447,075	Level 2
Series 2022-1 Class A-2-I Notes	96,000	93,221	96,500	95,284	Level 2
Series 2022-1 Class A-2-II Notes	380,134	360,671	382,134	371,625	Level 2
Series 2021-1 Class A-2-I Notes	412,019	379,894	414,269	385,726	Level 2
Series 2021-1 Class A-2-II Notes	617,280	542,509	620,530	553,699	Level 2
Series 2019-1 Class A-2-II Notes	391,873	375,884	394,123	383,403	Level 2
Series 2018-1 Class A-2-II Notes	429,224	419,301	431,599	421,630	Level 2
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

		Fair Value Measurements
	June 28, 2026	Level 1	Level 2	Level 3
Held and used	$2,229	$—	$—	$2,229
Held for sale	3,476	—	—	3,476
Total	$5,705	$—	$—	$5,705

		Fair Value Measurements
	December 28, 2025	Level 1	Level 2	Level 3
Held and used	$1,367	$—	$—	$1,367
Held for sale	2,457	—	—	2,457
Total	$3,824	$—	$—	$3,824

(7) Income Taxes

The Company’s effective tax rate for the three months ended June 28, 2026 and June 29, 2025 was 32.8% and 27.4%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended June 28, 2026 primarily due to the tax effects of our foreign operations and state income taxes.

The Company’s effective tax rate for the six months ended June 28, 2026 and June 29, 2025 was 33.1% and 27.9%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the six months ended June 28, 2026 primarily due to the tax effects of our foreign operations, state income taxes and share-based compensation.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(8) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income	$32,616	$55,110	$55,328	$94,342

Common stock:
Weighted average basic shares outstanding	190,426	191,949	190,359	196,296
Dilutive effect of stock options and restricted shares	786	765	696	870
Weighted average diluted shares outstanding	191,212	192,714	191,055	197,166

Basic and diluted net income per share	$.17	$.29	$.29	$.48

Basic net income per share for the three and six months ended June 28, 2026 and June 29, 2025 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 12,516 and 12,221 for the three and six months ended June 28, 2026, respectively, and 7,990 and 8,139 for the three and six months ended June 29, 2025, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(9) Stockholders’ Equity

Dividends

During each of the first and second quarters of 2026, the Company paid dividends per share of $.14. During the first and second quarters of 2025, the Company paid dividends per share of $.25 and $.14, respectively.

Repurchases of Common Stock

In January 2023, our Board of Directors authorized a repurchase program for up to $500,000 of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the six months ended June 28, 2026, no shares were repurchased under the January 2023 Authorization. During the six months ended June 28, 2026, the Company paid $1,922 in excise tax on shares repurchased during 2025. As of June 28, 2026, the Company had $35,000 of availability remaining under the January 2023 Authorization.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Six Months Ended
	June 28, 2026	June 29, 2025
Balance at beginning of period	$(63,968)	$(74,753)
Foreign currency translation	(6,784)	12,217
Balance at end of period	$(70,752)	$(62,536)

(10) System Optimization Gains, Net

The Company optimizes the Wendy’s system by facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”), evaluating strategic acquisitions of franchised restaurants and strategic dispositions of Company-operated restaurants to existing and new franchisees and, at times, closing certain underperforming restaurants, to further strengthen the franchisee base, support franchisee economics and drive new restaurant development. During the six months ended June 28, 2026 and June 29, 2025, the Company facilitated 45 and one Franchise Flips, respectively. Additionally, during the six months ended June 28, 2026 and June 29, 2025, the Company completed the sale of four and two Company-operated restaurants to franchisees, respectively.

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

The following is a summary of the disposition activity recorded as a result of our system optimization initiative:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Number of restaurants sold to franchisees	1	—	4	2

Proceeds from sales of restaurants (a)	$588	$—	$2,392	$55
Net assets sold (b)	(567)	—	(2,139)	(169)
Other	(21)	—	(253)	(25)
Loss on sales of restaurants, net	—	—	—	(139)
Post-closing adjustments on sales of restaurants	—	(10)	—	(10)
Loss on sales of restaurants, net	—	(10)	—	(149)

Gain on sales of other assets, net (c)	667	397	2,292	446
System optimization gains, net	$667	$387	$2,292	$297
_______________

(a)During the three and six months ended June 28, 2026, the Company received net cash proceeds of $588 and $2,392, respectively, related to the sale of Company-operated restaurants as part of the Company’s strategic build to suit development fund. These proceeds are included within operating activities in the Company’s condensed consolidated statements of cash flows.

(b)Net assets sold consisted primarily of equipment.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(c)During the three and six months ended June 28, 2026, the Company received net cash proceeds of $1,868 and $4,664, respectively, primarily from the sale of surplus and other properties. During the three and six months ended June 29, 2025, the Company received net cash proceeds of $1,300 primarily from the sale of surplus and other properties.

Assets Held for Sale

As of June 28, 2026 and December 28, 2025, the Company had assets held for sale of $27,152 and $3,696, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(11) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Organizational Redesign Plan	$3	$106	$(198)	$(844)
Other reorganization and realignment plans	7	68	46	326
Reorganization and realignment costs	$10	$174	$(152)	$(518)

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). Additionally, in January 2024, the Board of Directors announced the appointment of a new President and Chief Executive Officer and the departure of the Company’s previous President and Chief Executive Officer. During the six months ended June 28, 2026 and June 29, 2025, the Company recognized costs totaling $(198) and $(844), respectively, which primarily included reversals of severance accruals. The Company does not expect to incur any material additional costs under the Organizational Redesign Plan.

The following is a summary of the costs recorded as a result of the Organizational Redesign Plan:

	Three Months Ended		Six Months Ended		Total Incurred Since Inception
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Severance and related employee costs (a)	$—	$(6)	$(228)	$(1,094)	$12,098
Recruitment and relocation costs	—	—	—	13	736
Third-party and other costs	—	—	—	—	1,116
	—	(6)	(228)	(1,081)	13,950
Share-based compensation (b)	3	112	30	237	2,530
Total organizational redesign	$3	$106	$(198)	$(844)	$16,480
_______________

(a)The six months ended June 28, 2026 and June 29, 2025 include reversals of severance accruals as a result of changes in estimates.

(b)Total incurred since inception primarily represents the accelerated recognition of share-based compensation resulting from the termination of employees under the Organizational Redesign Plan.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

As of June 28, 2026, the accruals for the Organizational Redesign Plan are included in “Accrued expenses and other current liabilities.” The tables below present a rollforward of our accruals for the Organizational Redesign Plan.

	Balance December 28, 2025	Charges	Payments	Balance June 28, 2026
Severance and related employee costs	$378	$(228)	$(144)	$6
Recruitment and relocation costs	—	—	—	—
Third-party and other costs	—	—	—	—
	$378	$(228)	$(144)	$6

	Balance December 29, 2024	Charges	Payments	Balance June 29, 2025
Severance and related employee costs	$4,257	$(1,094)	$(1,897)	$1,266
Recruitment and relocation costs	—	13	(13)	—
Third-party and other costs	—	—	—	—
	$4,257	$(1,081)	$(1,910)	$1,266

Other Reorganization and Realignment Plans

Costs incurred under the Company’s other reorganization and realignment plans were not material during the six months ended June 28, 2026 and June 29, 2025. The Company does not expect to incur any material additional costs under these plans.

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

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Company-operated restaurants	$2,611	$1,686	$3,780	$2,873
Restaurants leased or subleased to franchisees	179	—	1,537	—
Surplus properties	330	—	375	234
	$3,120	$1,686	$5,692	$3,107

(13) Supplemental Cash Flow Information

The following table includes supplemental non-cash investing and financing activities:

	Six Months Ended
	June 28, 2026	June 29, 2025
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$5,740	$7,166
Finance leases	31,646	29,347

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table includes a reconciliation of cash, cash equivalents and restricted cash:

	June 28, 2026	December 28, 2025
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$341,211	$300,833
Restricted cash	38,786	39,207
Restricted cash, included in Advertising funds restricted assets	14,783	17,632
Total cash, cash equivalents and restricted cash	$394,780	$357,672

(14) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $99,500 as of June 28, 2026. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of June 28, 2026. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of June 28, 2026.

Letters of Credit

As of June 28, 2026, the Company had outstanding letters of credit with various parties totaling $29,185. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Variable Funding Senior Secured Notes, Class A-1. We do not expect any material loss to result from these letters of credit.

(15) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $10,126 and $10,344 under these lease agreements during the six months ended June 28, 2026 and June 29, 2025, respectively, which has been recorded to “Franchise rental expense.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $118 and $115 during the six months ended June 28, 2026 and June 29, 2025, respectively, which is included as a reduction to “General and administrative.”

Transactions with Yellow Cab

Certain family members and/or affiliates of Mr. Nelson Peltz, our former Chairman and Chairman Emeritus, Mr. Peter May, our Senior Vice Chairman, and Mr. Matthew Peltz, our former Vice Chairman, hold minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee that, as of June 28, 2026 owned and operated 87 Wendy’s restaurants, and/or certain of the operating companies managed by Yellow Cab. In addition, Mr. Bradley Peltz, a director of the Company, is a Managing Director of, and holds a minority ownership interest in, Yellow Cab. During the six months ended June 28, 2026 and June 29, 2025, the Company recognized $7,822 and $7,588, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. In all transactions involving Yellow Cab, the Company’s standard

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

franchisee recruiting and approval processes were followed, no modifications were made to the Company’s standard franchise agreements or related documents, and all deal terms and transaction documents were negotiated and executed on an arm’s-length basis, consistent with the Company’s comparable franchise transactions and relationships. As of June 28, 2026 and December 28, 2025, $1,338 and $1,045, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

Transactions with AMC

Ms. Kristin Dolan, a director of the Company until May 2026, serves as the Chief Executive Officer of AMC Networks Inc. (“AMC”). During the six months ended June 29, 2025, the Company purchased approximately $600 of advertising time from a subsidiary of AMC. During the six months ended June 28, 2026, no advertising time was purchased from a subsidiary of AMC. The Company’s advertising spend with AMC was made in the ordinary course of business and approved on an arm’s-length basis, consistent with the Company’s comparable advertising decisions. There were no amounts due to AMC as of June 28, 2026 and December 28, 2025.

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

(17) Segment Information

Wendy’s U.S. revenue, significant segment expenses and segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Wendy’s U.S. revenue	$477,597	$461,142	$921,756	$890,756

Wendy’s U.S. expense
Cost of sales	201,605	189,258	395,901	370,495
Franchise support and other costs	17,275	13,677	35,531	26,855
Advertising fund expense	117,715	101,355	216,988	193,115
General and administrative	20,516	19,619	42,974	42,043
Other segment items (a)	12	74	25	112
Wendy’s U.S. adjusted EBITDA	$120,474	$137,159	$230,337	$258,136
_______________

(a)Other segment items for the three and six months ended June 28, 2026 and June 29, 2025 primarily include professional fees.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Wendy’s International revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Wendy’s International revenue	$39,266	$38,850	$76,193	$73,571

Wendy’s International expense
Cost of sales	5,670	7,263	12,423	14,195
Advertising fund expense (a)	10,459	10,159	19,530	20,071
General and administrative	7,392	6,700	15,617	13,137
Other segment items (b)	3,822	1,502	6,121	3,498
Wendy’s International adjusted EBITDA	$11,923	$13,226	$22,502	$22,670
_______________

(a)Includes advertising fund expense of $183 and $342 for the three and six months ended June 29, 2025, respectively, related to the Company’s funding of incremental advertising. There was no funding of incremental advertising during the three and six months ended June 28, 2026. In addition, includes other international-related advertising (deficit) surplus of $(753) and $(756) for the three and six months ended June 28, 2026, respectively, and $34 and $(1,119) for the three and six months ended June 29, 2025, respectively.

(b)Other segment items primarily include franchise support and other costs.

Global Real Estate & Development revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Global Real Estate & Development revenue	$53,708	$60,937	$113,259	$120,074

Global Real Estate & Development expense
Franchise rental expense	28,039	32,630	58,215	63,331
General and administrative	3,104	2,650	8,401	7,870
Other segment items (a)	(4,898)	(1,627)	(8,872)	(3,087)
Global Real Estate & Development adjusted EBITDA	$27,463	$27,284	$55,515	$51,960
_______________

(a)Other segment items for the three and six months ended June 28, 2026 primarily include equity in earnings from our TimWen joint venture and lease buyout activity. Other segment items for the three and six months ended June 29, 2025 primarily include equity in earnings from our TimWen joint venture and franchise support and other costs. Equity in earnings from our TimWen joint venture was $3,173 and $5,536 for the three and six months ended June 28, 2026, respectively, and $3,060 and $5,312 for the three and six months ended June 29, 2025, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Wendy’s U.S.	$120,474	$137,159	$230,337	$258,136
Wendy’s International	11,923	13,226	22,502	22,670
Global Real Estate & Development	27,463	27,284	55,515	51,960
Total segment adjusted EBITDA	159,860	177,669	$308,354	$332,766
Unallocated franchise support and other costs	(769)	(658)	(1,079)	(1,245)
Advertising funds surplus	295	140	24	284
Unallocated general and administrative (a)	(35,149)	(30,516)	(72,012)	(64,639)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(38,061)	(36,990)	(78,636)	(73,539)
Amortization of cloud computing arrangements	(4,577)	(4,056)	(9,339)	(8,223)
System optimization gains, net	667	387	2,292	297
Reorganization and realignment costs	(10)	(174)	152	518
Impairment of long-lived assets	(3,120)	(1,686)	(5,692)	(3,107)
Unallocated other operating income, net	148	144	141	4,274
Interest expense, net	(33,850)	(30,945)	(67,956)	(62,422)
Investment loss, net	—	—	—	(1,718)
Other income, net	3,133	2,585	6,483	7,571
Income before income taxes	$48,567	$75,900	$82,732	$130,817
_______________

(a)Includes corporate overhead costs, such as employee compensation and related benefits.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (the “Form 10-K”). There have been no material changes as of June 28, 2026 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is one of the largest quick-service restaurant companies in the hamburger sandwich segment in the U.S. based on traffic and dollar share, and the third largest globally with 7,180 restaurants in the U.S. and 38 foreign countries and U.S. territories as of June 28, 2026.

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

Executive Overview

Our Business

As of June 28, 2026, the Wendy’s restaurant system was comprised of 7,180 restaurants, with 5,724 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 420 were operated by the Company and 5,304 were operated by a total of 206 franchisees. In addition, at June 28, 2026, there were 1,456 Wendy’s restaurants in operation in 38 foreign countries and U.S. territories. Of the international restaurants, 1,446 were operated by a total of 116 franchisees and 10 were operated by the Company in the United Kingdom (the “U.K.”).

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

While it evaluates its strategy, the Company is taking action across five areas: rebuilding a quality menu at compelling value, marketing that drives demand, operational excellence, a digital experience that builds frequency and restaurants as an engine for growth.

During the second quarter of 2026, the Company learned that its franchise partner in China had experienced leadership changes and the parties amended the previously disclosed franchise agreement to provide for a termination right for either party without liability prior to December 12, 2026.

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

Second Quarter Highlights

•Global systemwide sales were $3.42 billion in the second quarter of 2026 compared with $3.66 billion in the second quarter of 2025, a decrease of 6.5% on a constant currency basis;

•International systemwide sales were $546.7 million in the second quarter of 2026 compared with $528.9 million in the second quarter of 2025, an increase of 3.4% on a constant currency basis;

•Revenues increased 1.7% to $570.6 million in the second quarter of 2026 compared with $560.9 million in the second quarter of 2025;

•Global same-restaurant sales decreased 6.3%, U.S. same-restaurant sales decreased 7.0% and international same-restaurant sales decreased 2.3% compared with the second quarter of 2025;

•Global Company-operated restaurant margin was 13.6% in the second quarter of 2026, a decrease of 200 basis points compared with the second quarter of 2025;

•Income before income taxes decreased 36.0% to $48.6 million in the second quarter of 2026 compared with $75.9 million in the second quarter of 2025;

•Digital sales increased to approximately 23.7% of global systemwide sales in the second quarter of 2026 compared with approximately 20.5% in the second quarter of 2025; and

•Systemwide restaurant count decreased by 71 net restaurants in the second quarter of 2026.

Year-to-Date Highlights

•Global systemwide sales were $6.64 billion in the first six months of 2026 compared with $7.05 billion in the first six months of 2025, a decrease of 6.0% on a constant currency basis;

•International systemwide sales were $1.06 billion in the first six months of 2026 compared with $1.00 billion in the first six months of 2025, an increase of 4.6% on a constant currency basis;

•Revenues increased 2.5% to $1.11 billion in the first six months of 2026 compared with $1.08 billion in the first six months of 2025;

•Global same-restaurant sales decreased 6.5%, U.S. same-restaurant sales decreased 7.4% and international same-restaurant sales decreased 1.4% compared with the first six months of 2025;

•Global Company-operated restaurant margin was 12.3% in the first six months of 2026, a decrease of 270 basis points compared with the first six months of 2025;

•Income before income taxes decreased 36.8% to $82.7 million in the first six months of 2026 compared with $130.8 million in the first six months of 2025;

•Digital sales increased to approximately 23.6% of global systemwide sales in the first six months of 2026 compared with approximately 20.4% in the first six months of 2025; and

•Systemwide restaurant count decreased by 217 net restaurants in the first six months of 2026.

Results of Operations

The tables included throughout this Results of Operations section set forth in millions the Company’s condensed consolidated results of operations for the second quarter and the first six months of 2026 and 2025.

	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Revenues:
Sales	$240.0	$232.9	$7.1	$465.5	$452.4	$13.1
Franchise royalty revenue and fees	149.8	156.2	(6.4)	297.6	301.4	(3.8)
Franchise rental income	53.4	60.4	(7.0)	112.3	118.9	(6.6)
Advertising funds revenue	127.4	111.4	16.0	235.8	211.7	24.1
	570.6	560.9	9.7	1,111.2	1,084.4	26.8
Costs and expenses:
Cost of sales	207.3	196.5	10.8	408.3	384.7	23.6
Franchise support and other costs	22.6	17.1	5.5	44.6	33.7	10.9
Franchise rental expense	28.0	32.6	(4.6)	58.2	63.3	(5.1)
Advertising funds expense	127.9	111.4	16.5	236.5	212.9	23.6
General and administrative	66.2	59.5	6.7	139.0	127.7	11.3
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	38.1	37.0	1.1	78.6	73.5	5.1
Amortization of cloud computing arrangements	4.6	4.1	0.5	9.3	8.2	1.1
System optimization gains, net	(0.7)	(0.4)	(0.3)	(2.3)	(0.3)	(2.0)
Reorganization and realignment costs	—	0.2	(0.2)	(0.2)	(0.5)	0.3
Impairment of long-lived assets	3.1	1.7	1.4	5.7	3.1	2.6
Other operating income, net	(5.8)	(3.1)	(2.7)	(10.7)	(9.3)	(1.4)
	491.3	456.6	34.7	967.0	897.0	70.0
Operating profit	79.3	104.3	(25.0)	144.2	187.4	(43.2)
Interest expense, net	(33.9)	(30.9)	(3.0)	(68.0)	(62.4)	(5.6)
Investment loss, net	—	—	—	—	(1.7)	1.7
Other income, net	3.2	2.5	0.7	6.5	7.5	(1.0)
Income before income taxes	48.6	75.9	(27.3)	82.7	130.8	(48.1)
Provision for income taxes	(16.0)	(20.8)	4.8	(27.4)	(36.5)	9.1
Net income	$32.6	$55.1	$(22.5)	$55.3	$94.3	$(39.0)

	Second Quarter				Six Months
	2026	% of Total Revenues	2025	% of Total Revenues	2026	% of Total Revenues	2025	% of Total Revenues
Revenues:
Sales	$240.0	42.1%	$232.9	41.5%	$465.5	41.9%	$452.4	41.7%
Franchise royalty revenue and fees:
Franchise royalty revenue	123.6	21.7%	132.1	23.6%	239.8	21.6%	253.9	23.4%
Franchise fees	26.2	4.5%	24.1	4.3%	57.8	5.2%	47.5	4.4%
Total franchise royalty revenue and fees	149.8	26.2%	156.2	27.8%	297.6	26.8%	301.4	27.8%
Franchise rental income	53.4	9.4%	60.4	10.8%	112.3	10.1%	118.9	11.0%
Advertising funds revenue	127.4	22.3%	111.4	19.9%	235.8	21.2%	211.7	19.5%
Total revenues	$570.6	100.0%	$560.9	100.0%	$1,111.2	100.0%	$1,084.4	100.0%

	Second Quarter				Six Months
	2026	% of Sales	2025	% of Sales	2026	% of Sales	2025	% of Sales
Cost of sales:
Food and paper	$75.3	31.4%	$72.7	31.2%	$145.9	31.3%	$140.4	31.0%
Restaurant labor	77.0	32.1%	73.4	31.5%	152.4	32.7%	144.2	31.9%
Occupancy, advertising and other operating costs	55.0	22.9%	50.4	21.7%	110.0	23.7%	100.1	22.1%
Total cost of sales	$207.3	86.4%	$196.5	84.4%	$408.3	87.7%	$384.7	85.0%

	Second Quarter				Six Months
	2026	% of Sales	2025	% of Sales	2026	% of Sales	2025	% of Sales
Company-operated restaurant margin:
U.S.	$32.4	13.8%	$36.7	16.2%	$57.4	12.7%	$68.2	15.6%
Global	32.7	13.6%	36.3	15.6%	57.2	12.3%	67.7	15.0%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	Second Quarter		Six Months
	2026	2025	2026	2025
Key business measures:
U.S. same-restaurant sales:
Company-operated	(4.2)%	(0.7)%	(4.5)%	(0.9)%
Franchised	(7.2)%	(3.8)%	(7.6)%	(3.4)%
Systemwide	(7.0)%	(3.6)%	(7.4)%	(3.2)%

International same-restaurant sales (a)	(2.3)%	1.8%	(1.4)%	2.1%

Global same-restaurant sales:
Company-operated	(4.3)%	(0.8)%	(4.5)%	(1.0)%
Franchised (a)	(6.4)%	(3.0)%	(6.7)%	(2.6)%
Systemwide (a)	(6.3)%	(2.9)%	(6.5)%	(2.5)%

Systemwide sales (b):
U.S. Company-operated	$234.0	$226.0	$453.3	$438.7
U.S. franchised	2,641.8	2,905.3	5,125.4	5,608.7
U.S. systemwide	2,875.8	3,131.3	5,578.7	6,047.4
International Company-operated	6.0	6.9	12.2	13.6
International franchised (a)	540.7	522.0	1,052.5	988.5
International systemwide (a)	546.7	528.9	1,064.7	1,002.1
Global systemwide (a)	$3,422.5	$3,660.2	$6,643.4	$7,049.5
_______________

(a)Excludes Argentina due to the impact of that country’s highly inflationary economy.

(b)During the second quarter of 2026 and 2025, global systemwide sales decreased 6.5% and 1.8%, respectively, U.S. systemwide sales decreased 8.2% and 3.3%, respectively, and international systemwide sales increased 3.4% and 8.7%, respectively, on a constant currency basis. During the first six months of 2026 and 2025, global systemwide sales decreased 6.0% and 1.4%, respectively, U.S. systemwide sales decreased 7.7% and 3.0%, respectively, and international systemwide sales increased 4.6% and 8.8%, respectively, on a constant currency basis.

	Second Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at March 29, 2026	420	5,385	11	1,435	7,251
Opened	1	20	—	27	48
Closed	—	(102)	(1)	(16)	(119)
Net (sold to) purchased by franchisees	(1)	1	—	—	—
Restaurant count at June 28, 2026	420	5,304	10	1,446	7,180

	Six Months
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide

Restaurant count at December 28, 2025	423	5,546	11	1,417	7,397
Opened	4	40	—	54	98
Closed	(3)	(286)	(1)	(25)	(315)
Net (sold to) purchased by franchisees	(4)	4	—	—	—
Restaurant count at June 28, 2026	420	5,304	10	1,446	7,180

Sales	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Sales	$240.0	$232.9	$7.1	$465.5	$452.4	$13.1

The increase in sales during the second quarter and the first six months of 2026 was primarily due to (1) the impact of the Company’s acquisition of franchise-operated restaurants during the third quarter of 2025 of $15.8 million and $29.4 million, respectively, and (2) net new restaurant development of $2.9 million and $5.9 million, respectively. During the second quarter and the first six months of 2026, these impacts were partially offset by (1) a 4.3% and 4.5% decrease in global Company-operated same-restaurant sales of $9.2 million and $18.6 million, respectively, and (2) the impact of the sale of Company-operated restaurants to franchisees of $3.2 million and $5.2 million, respectively. Company-operated same-restaurant sales during the second quarter and the first six months of 2026 decreased due to a decrease in traffic, partially offset by higher average check.

Franchise Royalty Revenue and Fees	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Franchise royalty revenue	$123.6	$132.1	$(8.5)	$239.8	$253.9	$(14.1)
Franchise fees	26.2	24.1	2.1	57.8	47.5	10.3
	$149.8	$156.2	$(6.4)	$297.6	$301.4	$(3.8)

Franchise royalty revenue during the second quarter and the first six months of 2026 decreased primarily due to a 6.4% and 6.7% decrease in global franchise same-restaurant sales, respectively. Franchise same-restaurant sales during the second quarter and the first six months of 2026 decreased due to a decrease in traffic, partially offset by higher average check.

The increase in franchise fees during the second quarter and the first six months of 2026 was primarily due to the impact of system optimization related to restaurant closures and hours of operation flexibility.

Franchise Rental Income	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Franchise rental income	$53.4	$60.4	$(7.0)	$112.3	$118.9	$(6.6)

The decrease in franchise rental income during the second quarter and the first six months of 2026 was primarily due to (1) the impact of assigning certain existing leases to franchisees of $5.3 million and $6.1 million, respectively, and (2) amending certain existing leases during the second quarter of 2026 of $1.0 million. During the second quarter and the first six months of 2026, these changes were partially offset by entering into new leases of $0.5 million and $1.2 million, respectively.

Advertising Funds Revenue	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Advertising funds revenue	$127.4	$111.4	$16.0	$235.8	$211.7	$24.1

The increase in advertising funds revenue during the second quarter and the first six months of 2026 was primarily due to (1) local and regional advertising funds being reallocated to U.S. national advertising of approximately $16.0 million and $30.0 million, respectively, and (2) non-recurring incentives earned from a vendor during the second quarter of 2026 of $11.5 million. During the second quarter and the first six months of 2026, these increases were partially offset by a decrease in franchise same-restaurant sales of approximately $9.0 million and $16.0 million, respectively.

Cost of Sales, as a Percent of Sales	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Food and paper	31.4%	31.2%	0.2%	31.3%	31.0%	0.3%
Restaurant labor	32.1%	31.5%	0.6%	32.7%	31.9%	0.8%
Occupancy, advertising and other operating costs	22.9%	21.7%	1.2%	23.7%	22.1%	1.6%
	86.4%	84.4%	2.0%	87.7%	85.0%	2.7%

The increase in cost of sales, as a percent of sales, during the second quarter and the first six months of 2026 was primarily due to (1) a decrease in traffic, (2) higher commodity costs and (3) an increase in restaurant labor rates. These changes were partially offset by (1) higher average check and (2) labor efficiencies.

Franchise Support and Other Costs	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Franchise support and other costs	$22.6	$17.1	$5.5	$44.6	$33.7	$10.9

The increase in franchise support and other costs during the second quarter and the first six months of 2026 was primarily due to an increase in the provision for doubtful accounts.

Franchise Rental Expense	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Franchise rental expense	$28.0	$32.6	$(4.6)	$58.2	$63.3	$(5.1)

The decrease in franchise rental expense during the second quarter and the first six months of 2026 was primarily due to (1) the impact of assigning certain leases to franchisees, (2) amending certain existing leases and (3) lease terminations.

Advertising Funds Expense	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Advertising funds expense	$127.9	$111.4	$16.5	$236.5	$212.9	$23.6

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. The increase in advertising funds expense during the second quarter and the first six months of 2026 was primarily due to the same factors as described above for “Advertising Funds Revenue.”

General and Administrative	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Professional fees	$19.3	$13.9	$5.4	$34.9	$28.0	$6.9
Employee compensation and benefits	39.0	36.5	2.5	79.4	75.0	4.4
Other, net	7.9	9.1	(1.2)	24.7	24.7	—
	$66.2	$59.5	$6.7	$139.0	$127.7	$11.3

The increase in general and administrative expenses during the second quarter and the first six months of 2026 was primarily due to investments in (1) professional services and (2) employee compensation and benefits.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Restaurants	$19.1	$18.1	$1.0	$40.1	$35.8	$4.3
Finance lease assets	5.4	4.9	0.5	11.1	10.0	1.1
Technology support, corporate and other	13.6	14.0	(0.4)	27.4	27.7	(0.3)
	$38.1	$37.0	$1.1	$78.6	$73.5	$5.1

The increase in depreciation and amortization during the second quarter and the first six months of 2026 was primarily due to (1) depreciation and amortization on restaurant assets acquired from a franchisee during the third quarter of 2025 and (2) asset additions for new and remodeled restaurants.

Amortization of Cloud Computing Arrangements	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Amortization of cloud computing arrangements	$4.6	$4.1	$0.5	$9.3	$8.2	$1.1

The increase in amortization of cloud computing arrangements during the second quarter and the first six months of 2026 was primarily due to amortization of assets associated with the Company’s digital investments.

System Optimization Gains, Net	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
System optimization gains, net	$0.7	$0.4	$0.3	$2.3	$0.3	$2.0

System optimization gains, net during the second quarter and the first six months of 2026 were primarily comprised of gains on the sale of surplus and other properties. See Note 10 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further discussion.

Reorganization and Realignment Costs	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Organizational Redesign Plan	$—	$0.1	$(0.1)	$(0.2)	$(0.8)	$0.6
Other reorganization and realignment plans	—	0.1	(0.1)	—	0.3	(0.3)
	$—	$0.2	$(0.2)	$(0.2)	$(0.5)	$0.3

During the first six months of 2026 and 2025, the Company recognized costs under the Organizational Redesign Plan of $(0.2) million and $(0.8) million, respectively, which primarily included reversals of severance accruals resulting from changes in estimates. See Note 11 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information on the Organizational Redesign Plan.

Impairment of Long-Lived Assets	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Impairment of long-lived assets	$3.1	$1.7	$1.4	$5.7	$3.1	$2.6

The increase in impairment of long-lived assets during the second quarter was primarily due to higher impairment charges resulting from the deterioration in operating performance of certain Company-operated restaurants. The increase in impairment of long-lived assets during the first six months of 2026 was primarily due to (1) losses from the remeasurement to fair value of assets leased and/or subleased to franchisees in connection with the closure of franchise-operated restaurants and (2) higher impairment charges resulting from the deterioration in operating performance of certain Company-operated restaurants.

Other Operating Income, Net	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Claim settlement	$—	$—	$—	$—	$4.0	$(4.0)
Lease buyout	2.4	(0.1)	2.5	3.3	0.1	3.2
Gains on sales-type leases	0.2	—	0.2	2.1	—	2.1
Other, net	3.2	3.2	—	5.3	5.2	0.1
	$5.8	$3.1	$2.7	$10.7	$9.3	$1.4

The increase in other operating income, net during the second quarter of 2026 was primarily due to an increase in lease buyout activity. The increase in other operating income, net during the first six months of 2026 was primarily due to (1) an increase in lease buyout activity and (2) gains on new and modified sales-type leases. During the first six months of 2026, these increases were partially offset by the settlement of a claim during the prior year.

Interest Expense, Net	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Interest expense, net	$33.9	$30.9	$3.0	$68.0	$62.4	$5.6

The increase in interest expense, net during the second quarter and the first six months of 2026 was primarily due to the impact of completing the refinancing of a portion of the Company’s securitized financing facility in the fourth quarter of 2025.

Investment Loss, Net	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Investment loss, net	$—	$—	$—	$—	$1.7	$(1.7)

During the first six months of 2025, the Company recorded a loss of $1.7 million due to impairment charges for the difference between the estimated fair value and the carrying value of an investment in equity securities.

Other Income, Net	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Other income, net	$3.2	$2.5	$0.7	$6.5	$7.5	$(1.0)

The increase in other income, net during the second quarter of 2026 was primarily due to an increase in interest income, reflecting (1) interest earned on accounts receivable from a franchisee and (2) interest income related to a tax refund. The decrease in other income, net during the first six months of 2026 was primarily due to a decrease in interest income, reflecting (1) lower interest rates and (2) lower balances of cash equivalents. These decreases were partially offset by interest earned on accounts receivable from a franchisee.

Provision for Income Taxes	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Income before income taxes	$48.6	$75.9	$(27.3)	$82.7	$130.8	$(48.1)
Provision for income taxes	(16.0)	(20.8)	4.8	(27.4)	(36.5)	9.1
Effective tax rate on income	32.8%	27.4%	5.4%	33.1%	27.9%	5.2%

The increase in the effective tax rate for the second quarter and the first six months of 2026 was primarily due to the tax effects of our foreign operations and lower income before income taxes.

Segment Information

See Note 17 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Sales	$234.0	$226.0	$8.0	$453.3	$438.7	$14.6
Franchise royalty revenue	103.7	112.8	(9.1)	201.1	217.2	(16.1)
Franchise fees	22.2	20.9	1.3	50.4	41.8	8.6
Advertising fund revenue	117.7	101.4	16.3	217.0	193.1	23.9
Total revenues	$477.6	$461.1	$16.5	$921.8	$890.8	$31.0
Segment profit	$120.5	$137.2	$(16.7)	$230.3	$258.1	$(27.8)

The increase in Wendy’s U.S. revenues during the second quarter and the first six months of 2026 was primarily due to (1) higher advertising fund revenue, (2) the impact of the Company’s acquisition of 35 franchise-operated restaurants in the third quarter of 2025, and (3) an increase in franchise fees. These impacts were partially offset by a decrease in same-restaurant sales. Same-restaurant sales decreased during the second quarter and the first six months of 2026 primarily due to a decrease in traffic, partially offset by higher average check.

The decrease in Wendy’s U.S. segment profit during the second quarter and the first six months of 2026 was primarily due to (1) higher advertising fund expenses, (2) higher cost of sales, as a percent of sales, for Company-operated restaurants, driven by the same factors as described above for “Cost of Sales, as a Percent of Sales,” and (3) higher franchise support and other costs. These changes were partially offset by higher revenues.

Wendy’s International

	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Sales	$6.0	$6.9	$(0.9)	$12.2	$13.6	$(1.4)
Franchise royalty revenue	19.8	19.4	0.4	38.7	36.7	2.0
Franchise fees	3.8	2.6	1.2	6.5	4.7	1.8
Advertising fund revenue	9.7	10.0	(0.3)	18.8	18.6	0.2
Total revenues	$39.3	$38.9	$0.4	$76.2	$73.6	$2.6
Segment profit	$11.9	$13.2	$(1.3)	$22.5	$22.7	$(0.2)

The increase in Wendy’s International revenues during the second quarter and the first six months of 2026 was primarily due to (1) an increase in franchise fees and (2) net new restaurant development. These impacts were partially offset by a decrease in same-restaurant sales. Same-restaurant sales decreased during the second quarter and the first six months of 2026 primarily due to a decrease in traffic, partially offset by higher average check.

The decrease in Wendy’s International segment profit during the second quarter and the first six months of 2026 was primarily due to (1) an increase in franchise support and other costs and (2) higher general and administrative expenses. These impacts were partially offset by (1) higher revenues and (2) lower cost of sales, as a percent of sales, for Company-operated restaurants.

Global Real Estate & Development

	Second Quarter			Six Months
	2026	2025	Change	2026	2025	Change
Franchise fees	$0.3	$0.5	$(0.2)	$1.0	$1.2	$(0.2)
Franchise rental income	53.4	60.4	(7.0)	112.3	118.9	(6.6)
Total revenues	$53.7	$60.9	$(7.2)	$113.3	$120.1	$(6.8)
Segment profit	$27.5	$27.3	$0.2	$55.5	$52.0	$3.5

The decrease in Global Real Estate & Development revenues during the second quarter and the first six months of 2026 was primarily due to a decrease in franchise rental income, driven by the same factors as described above for “Franchise Rental Income.”

The increase in Global Real Estate & Development segment profit during the second quarter and the first six months of 2026 was primarily due to (1) an increase in lease buyout activity and (2) entering into new leases. These changes were partially offset by the impact of assigning certain existing leases to franchisees. During the first six months of 2026, Global Real Estate & Development segment profit also increased due to gains on new and modified sales-type leases.

Liquidity and Capital Resources

As of June 28, 2026, cash, cash equivalents and restricted cash totaled $394.8 million. In addition, the Company maintains a revolving financing facility, which allows for the drawing of up to $300.0 million. Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

We currently believe we have the ability to pursue additional sources of liquidity if needed or desired to fund operating cash requirements or for other purposes. However, there can be no assurance that additional liquidity will be readily available or available on terms acceptable to us.

Stock Repurchases

In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the six months ended June 28, 2026, no shares were repurchased under the January 2023 Authorization. As of June 28, 2026, the Company had $35.0 million of availability remaining under the January 2023 Authorization.

Dividends

On March 16, 2026 and June 15, 2026, the Company paid quarterly cash dividends per share of $.14, aggregating $53.3 million. On August 7, 2026, the Company announced a dividend of $.07 per share to be paid on September 15, 2026 to stockholders of record as of September 1, 2026. If the Company pays regular quarterly cash dividends for the remainder of 2026 at the same rate declared in the third quarter of 2026, the Company’s total cash requirement for dividends for the remainder of 2026 will be approximately $26.7 million based on the number of shares of its common stock outstanding at July 31, 2026. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Long-Term Debt, Including Current Portion

Wendy’s U.S. advertising fund has a revolving line of credit of $15.0 million, which was established to support the Company’s advertising fund operations. During the three months ended March 29, 2026, the Company borrowed and repaid $11.5 million under the revolving line of credit, then subsequently borrowed and repaid $3.6 million under the revolving line of credit. During the three months ended June 28, 2026, the Company borrowed and repaid $2.7 million under the revolving line of credit. As a result, as of June 28, 2026, the Company had no outstanding borrowings under the revolving line of credit. Subsequent to June 28, 2026, the Company increased the Wendy’s U.S. advertising fund revolving line of credit to $25.0 million.

Except as described above, there were no material changes to the Company’s debt obligations since December 28, 2025. The Company was in compliance with its debt covenants as of June 28, 2026. See Note 5 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information related to our long-term debt obligations.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes our cash flows from operating, investing and financing activities for the first six months of 2026 and 2025:

	Six Months
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$160.0	$146.0	$14.0
Investing activities	(37.8)	(52.3)	14.5
Financing activities	(82.7)	(272.7)	190.0
Effect of exchange rate changes on cash	(2.4)	5.5	(7.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	$37.1	$(173.5)	$210.6

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $160.0 million and $146.0 million in the first six months of 2026 and 2025, respectively. The change was primarily due to (1) a decrease in cash paid for income taxes and (2) the timing of payments for marketing expenses of the national advertising funds. These changes were partially offset by (1) lower net income, adjusted for non-cash expenses and (2) the timing of the collection of royalty receivables.

Investing Activities

Cash used in investing activities was $37.8 million and $52.3 million in the first six months of 2026 and 2025, respectively. The change was primarily due to (1) a decrease in capital expenditures of $7.6 million and (2) a decrease in expenditures associated with the Company’s franchise development fund of $5.5 million.

Financing Activities

Cash used in financing activities was $82.7 million and $272.7 million in the first six months of 2026 and 2025, respectively. The change was primarily due to (1) a decrease in repurchases of the Company’s common stock of $184.6 million and (2) a decrease in dividends of $22.9 million. These changes were partially offset by a net increase in cash used in long-term debt activities of $15.3 million, reflecting the impact of proceeds and repayments under the Company’s U.S. advertising fund revolving line of credit.

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during the six months ended June 28, 2026, and we anticipate continued labor and commodity inflation throughout the remainder of 2026. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases, product mix and focused execution of operational excellence. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, eggs, pork, dairy and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through selective menu price increases, product mix and focused execution of operational excellence.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 28, 2026 there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 28, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 28, 2026. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of June 28, 2026, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the second quarter of 2026 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PART II. OTHER INFORMATION

Special Note Regarding Forward-Looking Statements and Projections

This Quarterly Report on Form 10-Q and oral statements made from time to time by representatives of the Company may contain or incorporate by reference certain statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Generally, forward-looking statements include the words “may,” “believes,” “plans,” “expects,” “anticipates,” “intends,” “estimate,” “goal,” “upcoming,” “annualized,” “outlook,” “guidance” or the negation thereof, or similar expressions. In addition, all statements that address future operating, financial or business performance, strategies or initiatives, future efficiencies or savings, anticipated costs or charges, future capitalization, anticipated impacts of recent or pending investments or transactions and statements expressing general views about future results or brand health are forward-looking statements within the meaning of the Reform Act. Forward-looking statements are based on our expectations at the time such statements are made, speak only as of the dates they are made and are susceptible to a number of risks, uncertainties and other factors. For all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Reform Act. Our actual results, performance and achievements may differ materially from any future results, performance or achievements expressed or implied by our forward-looking statements. Many important factors could affect our future results and cause those results to differ materially from those expressed in or implied by our forward-looking statements. Such factors include, but are not limited to, the following:

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

•our ability to successfully implement important strategic initiatives, effectively managing or maintaining growth and market share across our dayparts or executing strategic transactions;

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the second quarter of 2026:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
March 30, 2026 through May 3, 2026	2,742	$6.95	—	$35,000,024
May 4, 2026 through May 31, 2026	894	$8.02	—	$35,000,024
June 1, 2026 through June 28, 2026	—	$—	—	$35,000,024
Total	3,636	$7.21	—	$35,000,024

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

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Employment Letter between The Wendy’s Company and Robert D. Wright dated as of May 17, 2026.* **
10.2	Employment Letter between The Wendy’s Company and Steven W. Cirulis dated as of June 19, 2026.* **
10.3	First Amendment to The Wendy’s Company 2020 Omnibus Award Plan, incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report Form 8-K filed on May 22, 2026.**
10.4	Form of Nonqualified Stock Option Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan.* **
10.5	Form of Restricted Stock Unit Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan (Ratable Vesting).* **
10.6	Form of Restricted Stock Unit Award Agreement under The Wendy’s Company 2020 Omnibus Award Plan (Cliff Vesting).* **
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2026 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2026, formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: August 7, 2026	By: /s/ Steven W. Cirulis
Steven W. Cirulis
Chief Financial Officer and Chief Strategy Officer
(On behalf of the registrant and as Principal Financial Officer)

Date: August 7, 2026	By: /s/ Aaron M. Kale
Aaron M. Kale
Chief Accounting Officer and Vice President – Tax
(Principal Accounting Officer)