Form 10-Q
period 2026-09-27
Wendy's Co
filed 2026-11-05
CIK 30697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026

or

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
Yes ☐ No ☒

There were 191,242,899 shares of The Wendy’s Company common stock outstanding as of October 29, 2026.

THE WENDY’S COMPANY AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands Except Par Value)

	September 27, 2026	December 28, 2025
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$373,704	$300,833
Restricted cash	39,381	39,207
Accounts and notes receivable, net	102,575	117,333
Inventories	6,565	7,387
Prepaid expenses and other current assets	77,552	55,412
Advertising funds restricted assets	93,333	97,867
Total current assets	693,110	618,039
Properties	881,879	937,795
Finance lease assets	321,154	312,844
Operating lease assets	569,299	642,589
Goodwill	773,194	774,088
Other intangible assets	1,142,269	1,170,671
Investments	22,272	25,227
Net investment in sales-type and direct financing leases	272,939	284,891
Other assets	187,741	190,417
Total assets	$4,863,857	$4,956,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$29,750	$29,750
Current portion of finance lease liabilities	28,105	26,673
Current portion of operating lease liabilities	52,724	51,119
Accounts payable	22,787	30,450
Accrued expenses and other current liabilities	141,497	116,655
Advertising funds restricted liabilities	92,176	96,454
Total current liabilities	367,039	351,101
Long-term debt	2,712,727	2,730,502
Long-term finance lease liabilities	647,673	646,715
Long-term operating lease liabilities	581,740	660,257
Deferred income taxes	280,301	287,753
Deferred franchise fees	80,078	87,956
Other liabilities	69,846	74,894
Total liabilities	4,739,404	4,839,178
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.10 par value; 1,500,000 shares authorized; 470,424 shares issued; 191,215 and 190,324 shares outstanding, respectively	47,042	47,042
Additional paid-in capital	2,984,213	2,986,150
Retained earnings	438,810	435,124
Common stock held in treasury, at cost; 279,209 and 280,100 shares, respectively	(3,275,436)	(3,286,965)
Accumulated other comprehensive loss	(70,176)	(63,968)
Total stockholders’ equity	124,453	117,383
Total liabilities and stockholders’ equity	$4,863,857	$4,956,561

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(Unaudited)
Revenues:
Sales	$234,865	$233,154	$700,378	$685,517
Franchise royalty revenue and fees	142,300	152,010	439,966	453,458
Franchise rental income	58,455	57,339	170,722	176,204
Advertising funds revenue	111,373	107,013	347,135	318,738
	546,993	549,516	1,658,201	1,633,917
Costs and expenses:
Cost of sales	208,262	204,259	616,586	588,949
Franchise support and other costs	26,874	17,519	71,431	51,184
Franchise rental expense	30,420	30,941	88,635	94,272
Advertising funds expense	110,047	107,681	346,541	320,583
General and administrative	73,135	57,909	212,139	185,598
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	39,907	38,393	118,543	111,932
Amortization of cloud computing arrangements	5,036	5,226	14,375	13,449
Portfolio and system optimization gains, net	(3,689)	(29)	(5,981)	(326)
Reorganization and realignment costs	2,794	316	2,642	(202)
Impairment of long-lived assets	1,725	2,257	7,417	5,364
Other operating income, net	(3,325)	(7,005)	(14,139)	(16,321)
	491,186	457,467	1,458,189	1,354,482
Operating profit	55,807	92,049	200,012	279,435
Interest expense, net	(33,576)	(31,543)	(101,532)	(93,965)
Investment loss, net	—	—	—	(1,718)
Other income, net	3,200	2,730	9,683	10,301
Income before income taxes	25,431	63,236	108,163	194,053
Provision for income taxes	(10,338)	(18,984)	(37,742)	(55,459)
Net income	$15,093	$44,252	$70,421	$138,594

Basic and diluted net income per share	$.08	$.23	$.37	$.71

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
	(Unaudited)
Net income	$15,093	$44,252	$70,421	$138,594
Other comprehensive income (loss):
Foreign currency translation adjustment	576	(4,904)	(6,208)	7,313
Other comprehensive income (loss)	576	(4,904)	(6,208)	7,313
Comprehensive income	$15,669	$39,348	$64,213	$145,907

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Common Stock Held in Treasury	Accumulated Other Comprehensive Loss	Total

	(Unaudited)
Balance at December 28, 2025	$47,042	$2,986,150	$435,124	$(3,286,965)	$(63,968)	$117,383
Net income	—	—	22,712	—	—	22,712
Other comprehensive loss	—	—	—	—	(2,796)	(2,796)
Cash dividends	—	—	(26,648)	—	—	(26,648)
Share-based compensation	—	5,246	—	—	—	5,246
Common stock issued upon vesting of restricted shares	—	(2,006)	—	1,583	—	(423)
Other	—	(35)	(15)	127	—	77
Balance at March 29, 2026	$47,042	$2,989,355	$431,173	$(3,285,255)	$(66,764)	$115,551
Net income	—	—	32,616	—	—	32,616
Other comprehensive loss	—	—	—	—	(3,988)	(3,988)
Cash dividends	—	—	(26,668)	—	—	(26,668)
Share-based compensation	—	2,941	—	—	—	2,941
Common stock issued upon vesting of restricted shares	—	(2,162)	—	2,136	—	(26)
Other	—	(39)	(22)	102	—	41
Balance at June 28, 2026	$47,042	$2,990,095	$437,099	$(3,283,017)	$(70,752)	$120,467
Net income	—	—	15,093	—	—	15,093
Other comprehensive income	—	—	—	—	576	576
Cash dividends	—	—	(13,371)	—	—	(13,371)
Share-based compensation	—	3,557	—	—	—	3,557
Common stock issued upon vesting of restricted shares	—	(9,400)	—	7,489	—	(1,911)
Other	—	(39)	(11)	92	—	42
Balance at September 27, 2026	$47,042	$2,984,213	$438,810	$(3,275,436)	$(70,176)	$124,453

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

THE WENDY’S COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 27, 2026	September 28, 2025
	(Unaudited)
Cash flows from operating activities:
Net income	$70,421	$138,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	118,543	111,932
Amortization of cloud computing arrangements	14,375	13,449
Share-based compensation	11,744	9,770
Impairment of long-lived assets	7,417	5,364
Deferred income tax	(7,243)	26,808
Non-cash rental expense, net	38,040	34,670
Change in operating lease liabilities	(38,115)	(36,882)
Net receipt of deferred vendor incentives	4,634	6,568
Portfolio and system optimization gains, net	(5,981)	(326)
Distributions received from joint ventures, net of equity in earnings	1,968	2,363
Long-term debt-related activities, net	5,138	5,602
Cloud computing arrangements expenditures	(16,406)	(16,433)
Changes in operating assets and liabilities and other, net	34,415	(26,216)
Net cash provided by operating activities	238,950	275,263
Cash flows from investing activities:
Capital expenditures	(48,724)	(64,043)
Franchise development fund	(14,588)	(23,096)
Acquisitions	—	(16,854)
Dispositions	13,364	1,485
Notes receivable, net	—	1,949
Net cash used in investing activities	(49,948)	(100,559)
Cash flows from financing activities:
Proceeds from long-term debt	54,850	23,500
Repayments of long-term debt	(77,163)	(30,437)
Repayments of finance lease liabilities	(18,430)	(18,064)
Deferred financing costs	(600)	—
Repurchases of common stock	(1,922)	(200,766)
Dividends	(66,687)	(102,954)
Proceeds from stock option exercises	—	1,916
Payments related to tax withholding for share-based compensation	(2,360)	(2,827)
Net cash used in financing activities	(112,312)	(329,632)
Net cash provided by (used in) operations before effect of exchange rate changes on cash	76,690	(154,928)
Effect of exchange rate changes on cash	(2,403)	3,335
Net increase (decrease) in cash, cash equivalents and restricted cash	74,287	(151,593)
Cash, cash equivalents and restricted cash at beginning of period	357,672	503,608
Cash, cash equivalents and restricted cash at end of period	$431,959	$352,015

See accompanying notes to condensed consolidated financial statements.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements (the “Financial Statements”) of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us” or “our”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, therefore, do not include all information and footnotes required by GAAP for complete financial statements. In our opinion, the Financial Statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position as of September 27, 2026, the results of our operations for the three and nine months ended September 27, 2026 and September 28, 2025 and cash flows for the nine months ended September 27, 2026 and September 28, 2025. The results of operations for the nine months ended September 27, 2026 are not necessarily indicative of the results to be expected for the full 2026 fiscal year. The Financial Statements should be read in conjunction with the audited consolidated financial statements for The Wendy’s Company and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (the “Form 10-K”).

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

During the third quarter of 2026, the Company revised the description of its “System optimization gains, net” caption to “Portfolio and system optimization gains, net” to better align the presentation with the Company’s current operational terminology associated with its new portfolio optimization initiative. The Company’s portfolio optimization initiative is broader than its prior system optimization initiative and reflects ongoing actions to optimize the Wendy’s restaurant portfolio in the United States, with an increased focus on restaurant and franchisee performance and long-term value creation. The change in terminology does not impact the amounts reported in our condensed consolidated financial statements. Comparative periods have been conformed to the current period presentation to reflect this change for consistency. See Note 12 for further information.

(2) Accounts and Notes Receivable, Net

	September 27, 2026			December 28, 2025
	Gross	Allowance for Doubtful Accounts	Net	Gross	Allowance for Doubtful Accounts	Net
Accounts receivable (a) (b)	$129,750	$(38,554)	$91,196	$123,405	$(18,448)	$104,957
Notes receivable from franchisees (c) (d)	15,267	(3,888)	11,379	14,820	(2,444)	12,376
	$145,017	$(42,442)	$102,575	$138,225	$(20,892)	$117,333
______________

(a)Consist primarily of royalties, rents, property taxes and franchise fees due from franchisees, refundable income taxes, credit card receivables and insurance receivables.
(b)Includes income tax refund receivables of $611 and $17,055 as of September 27, 2026 and December 28, 2025, respectively.

(c)Includes the current portion of sales-type and direct financing lease receivables of $11,379 and $10,932, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(d)Includes notes receivable related to a joint venture in Brazil (the “Brazil JV”) of $3,888 as of September 27, 2026 and December 28, 2025. As of September 27, 2026 and December 28, 2025, the Company had reserves of $3,888 and $2,444, respectively, on the loans outstanding related to the Brazil JV.

The following is a rollforward of the allowance for doubtful accounts:

	Accounts Receivable	Notes Receivable	Total
Nine Months Ended September 27, 2026
Balance at December 28, 2025	$18,448	$2,444	$20,892
Provision for doubtful accounts	21,859	1,444	23,303
Uncollectible accounts written off, net of recoveries	(1,753)	—	(1,753)
Balance at September 27, 2026	$38,554	$3,888	$42,442

Nine Months Ended September 28, 2025
Balance at December 29, 2024	$5,153	$2,149	$7,302
Provision for doubtful accounts	2,856	(356)	2,500
Uncollectible accounts written off, net of recoveries	(1,085)	(793)	(1,878)
Balance at September 28, 2025	$6,924	$1,000	$7,924

(3) Advertising Funds

Restricted assets and liabilities of the Company’s national advertising funds for the U.S. and Canada (the “Advertising Funds”) at September 27, 2026 and December 28, 2025 are as follows:

	September 27, 2026	December 28, 2025
Cash and cash equivalents	$18,874	$17,632
Accounts receivable, net	64,430	75,083
Other assets	10,029	5,152
Advertising funds restricted assets	$93,333	$97,867

Accounts payable	$75,101	$78,929
Accrued expenses and other current liabilities	17,075	17,525
Advertising funds restricted liabilities	$92,176	$96,454

Supplemental balance sheet information:
Accounts receivable, gross	$97,643	$84,350
Allowance for doubtful accounts	(33,213)	(9,267)
Accounts receivable, net	$64,430	$75,083

The following is a rollforward of the allowance for doubtful accounts of the Advertising Funds:

	Nine Months Ended
	September 27, 2026	September 28, 2025
Allowance for doubtful accounts at beginning of period	$9,267	$2,479
Provision for doubtful accounts	24,630	996
Uncollectible accounts written off, net of recoveries	(684)	(10)
Allowance for doubtful accounts at end of period	$33,213	$3,465

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

(4) Revenue

Disaggregation of Revenue

The following tables disaggregate revenue by segment and source:

	Wendy’s U.S.	Wendy’s International	Global Real Estate & Development	Total
Three Months Ended September 27, 2026
Sales at Company-operated restaurants	$228,919	$5,946	$—	$234,865
Franchise royalty revenue	99,407	20,008	—	119,415
Franchise fees	20,679	1,876	330	22,885
Franchise rental income	—	—	58,455	58,455
Advertising funds revenue	101,169	10,204	—	111,373
Total revenues	$450,174	$38,034	$58,785	$546,993

Three Months Ended September 28, 2025
Sales at Company-operated restaurants	$225,264	$7,890	$—	$233,154
Franchise royalty revenue	108,201	19,611	—	127,812
Franchise fees	20,879	2,471	848	24,198
Franchise rental income	—	—	57,339	57,339
Advertising funds revenue	97,073	9,940	—	107,013
Total revenues	$451,417	$39,912	$58,187	$549,516

Nine Months Ended September 27, 2026
Sales at Company-operated restaurants	$682,221	$18,157	$—	$700,378
Franchise royalty revenue	300,464	58,715	—	359,179
Franchise fees	71,088	8,377	1,322	80,787
Franchise rental income	—	—	170,722	170,722
Advertising funds revenue	318,157	28,978	—	347,135
Total revenues	$1,371,930	$114,227	$172,044	$1,658,201

Nine Months Ended September 28, 2025
Sales at Company-operated restaurants	$663,981	$21,536	$—	$685,517
Franchise royalty revenue	325,449	56,271	—	381,720
Franchise fees	62,555	7,126	2,057	71,738
Franchise rental income	—	—	176,204	176,204
Advertising funds revenue	290,188	28,550	—	318,738
Total revenues	$1,342,173	$113,483	$178,261	$1,633,917

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Contract Balances

The following table provides information about receivables and contract liabilities (deferred franchise fees) from contracts with customers:

	September 27, 2026 (a)	December 28, 2025 (a)
Receivables, which are included in “Accounts and notes receivable, net” (b)	$60,779	$59,060
Receivables, which are included in “Advertising funds restricted assets”	64,430	75,083
Deferred franchise fees (c)	89,151	98,496
_______________

(a)Excludes funds collected from the sale of gift cards, which are primarily reimbursed to franchisees upon redemption at franchised restaurants and do not ultimately result in the recognition of revenue in the Company’s condensed consolidated statements of operations.

(b)Includes receivables related to “Sales” and “Franchise royalty revenue and fees.”

(c)Deferred franchise fees are included in “Accrued expenses and other current liabilities” and “Deferred franchise fees” and totaled $9,073 and $80,078, respectively, as of September 27, 2026, and $10,540 and $87,956, respectively, as of December 28, 2025.

Significant changes in deferred franchise fees are as follows:

	Nine Months Ended
	September 27, 2026	September 28, 2025
Deferred franchise fees at beginning of period	$98,496	$99,411
Revenue recognized during the period	(11,373)	(6,865)
New deferrals due to cash received and other	2,028	6,971
Deferred franchise fees at end of period	$89,151	$99,517

Anticipated Future Recognition of Deferred Franchise Fees

The following table reflects the estimated franchise fees to be recognized in the future related to performance obligations that are unsatisfied at the end of the period:

Estimate for fiscal year:
2026 (a)	$9,073
2027	6,586
2028	6,379
2029	6,274
2030	6,171
Thereafter	54,668
$89,151
_______________

(a)Represents franchise fees expected to be recognized for the remainder of 2026, which includes development-related franchise fees expected to be recognized over a duration of one year or less.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(5) Leases

Nature of Leases

The Company operates restaurants that are located on sites owned by us and sites leased by us from third parties. In addition, the Company owns sites and leases sites from third parties, which it leases and/or subleases to franchisees. The Company also leases restaurant, office and transportation equipment. As of September 27, 2026, the nature of restaurants operated by the Company and its franchisees was as follows:

September 27, 2026
Company-operated restaurants:
Owned land and building	154
Owned building and held long-term land leases	144
Leased land and building	134
Total Company-operated restaurants	432

Franchisee-operated restaurants:
Company-owned properties leased to franchisees	442
Company-leased properties subleased to franchisees	1,085
Other franchisee-operated restaurants	5,235
Total franchisee-operated restaurants	6,762
Total Company-operated and franchisee-operated restaurants	7,194

Company as Lessee

The components of lease cost are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Finance lease cost:
Amortization of finance lease assets	$5,833	$5,070	$16,959	$15,100
Interest on finance lease liabilities	11,592	11,142	34,849	32,884
	17,425	16,212	51,808	47,984
Operating lease cost	19,652	19,704	57,043	61,543
Variable lease cost (a)	16,689	17,190	49,168	50,672
Short-term lease cost	1,383	1,284	4,149	3,854
Total operating lease cost (b)	37,724	38,178	110,360	116,069
Total lease cost	$55,149	$54,390	$162,168	$164,053
_______________

(a)Includes expenses for executory costs of $10,436 and $10,367 for the three months ended September 27, 2026 and September 28, 2025, respectively, and $31,272 and $31,339 for the nine months ended September 27, 2026 and September 28, 2025, respectively, for which the Company is reimbursed by sublessees.

(b)Includes $30,361 and $30,899 for the three months ended September 27, 2026 and September 28, 2025, respectively, and $88,354 and $94,120 for the nine months ended September 27, 2026 and September 28, 2025, respectively, recorded to “Franchise rental expense” for leased properties that are subsequently leased to franchisees. Also includes $6,922 and $6,886 for the three months ended September 27, 2026 and September 28, 2025, respectively, and $20,726 and $20,773 for the nine months ended September 27, 2026 and September 28, 2025, respectively, recorded to “Cost of sales” for leases for Company-operated restaurants.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

Company as Lessor

The components of lease income are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Sales-type and direct-financing leases:
Selling profit	$323	$95	$2,452	$118
Interest income (a)	6,461	6,845	19,724	20,703

Operating lease income	41,013	39,511	119,702	124,399
Variable lease income	17,442	17,828	51,020	51,805
Franchise rental income (b)	$58,455	$57,339	$170,722	$176,204
_______________

(a)Included in “Interest expense, net.”

(b)Includes sublease income of $43,439 and $41,548 recognized during the three months ended September 27, 2026 and September 28, 2025, respectively, and $123,580 and $128,999 for the nine months ended September 27, 2026 and September 28, 2025, respectively. Sublease income includes lessees’ variable payments to the Company for executory costs of $10,384 and $10,439 for the three months ended September 27, 2026 and September 28, 2025, respectively, and $31,151 and $31,148 for the nine months ended September 27, 2026 and September 28, 2025, respectively.

(6) Investments

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

Presented below is activity related to our investment in TimWen included in our condensed consolidated financial statements:

	Nine Months Ended
	September 27, 2026	September 28, 2025
Balance at beginning of period	$25,227	$27,288

Equity in earnings for the period	9,991	10,177
Amortization of purchase price adjustments (a)	(1,402)	(1,784)
	8,589	8,393
Distributions received	(10,557)	(10,756)
Foreign currency translation adjustment included in “Other comprehensive income (loss)”	(987)	926
Balance at end of period	$22,272	$25,851
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

(7) Long-Term Debt

Long-term debt consisted of the following:

	September 27, 2026	December 28, 2025
Class A-2 Notes:
5.422% Series 2025-1 Class A-2-I Notes, anticipated repayment date 2032	$446,625	$450,000
4.236% Series 2022-1 Class A-2-I Notes, anticipated repayment date 2029	95,750	96,500
4.535% Series 2022-1 Class A-2-II Notes, anticipated repayment date 2032	379,134	382,134
2.370% Series 2021-1 Class A-2-I Notes, anticipated repayment date 2029	410,894	414,269
2.775% Series 2021-1 Class A-2-II Notes, anticipated repayment date 2031	615,655	620,530
4.080% Series 2019-1 Class A-2-II Notes, anticipated repayment date 2029	390,748	394,123
3.884% Series 2018-1 Class A-2-II Notes, anticipated repayment date 2028	428,037	431,599
Unamortized debt issuance costs	(24,366)	(28,903)
	2,742,477	2,760,252
Less amounts payable within one year	(29,750)	(29,750)
Total long-term debt	$2,712,727	$2,730,502

Other Long-Term Debt

Wendy’s U.S. advertising fund has a revolving line of credit, which was established to support the Company’s advertising fund operations and bears interest at the Secured Overnight Financing Rate (“SOFR”) plus 2.25%. Borrowings under the line of credit are guaranteed by Wendy’s. During the three months ended March 29, 2026, the Company borrowed and repaid $11,500 under the revolving line of credit, then subsequently borrowed and repaid $3,600 under the revolving line of credit. During the three months ended June 28, 2026, the Company borrowed and repaid $2,700 under the revolving line of credit. During the three months ended September 27, 2026, the Company increased the Wendy’s U.S. advertising fund revolving line of credit from $15,000 to $25,000 and borrowed and repaid $15,950 under the revolving line of credit, then subsequently borrowed and repaid $21,100 under the revolving line of credit. As a result, as of September 27, 2026, the Company had no outstanding borrowings under the revolving line of credit.

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

Financial Instruments

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments:

	September 27, 2026		December 28, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Fair Value Measurements
Financial assets
Cash equivalents	$247,351	$247,351	$210,607	$210,607	Level 1

Financial liabilities (a)
Series 2025-1 Class A-2-I Notes	446,625	417,505	450,000	447,075	Level 2
Series 2022-1 Class A-2-I Notes	95,750	92,791	96,500	95,284	Level 2
Series 2022-1 Class A-2-II Notes	379,134	368,897	382,134	371,625	Level 2
Series 2021-1 Class A-2-I Notes	410,894	371,983	414,269	385,726	Level 2
Series 2021-1 Class A-2-II Notes	615,655	530,448	620,530	553,699	Level 2
Series 2019-1 Class A-2-II Notes	390,748	362,770	394,123	383,403	Level 2
Series 2018-1 Class A-2-II Notes	428,037	415,752	431,599	421,630	Level 2
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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Total impairment losses may reflect the impact of remeasuring long-lived assets held and used (including land, buildings, leasehold improvements, favorable lease assets and right-of-use assets) to fair value as a result of (1) the deterioration in operating performance of certain Company-operated restaurants and (2) the Company’s decision to lease and/or sublease the land and/or buildings to franchisees in connection with the sale or anticipated sale of restaurants, including any subsequent lease modifications. The fair values of long-lived assets held and used presented in the tables below represent the remaining carrying value and were estimated based on either discounted cash flows of future anticipated lease and sublease income or discounted cash flows of future anticipated Company-operated restaurant performance. Total impairment losses may also include the impact of remeasuring long-lived assets held for sale. The fair values of long-lived assets held for sale presented in the tables below represent the remaining carrying value and were estimated based on current market values. See Note 14 for further information regarding impairment of our long-lived assets.

		Fair Value Measurements
	September 27, 2026	Level 1	Level 2	Level 3
Held and used	$3,046	$—	$—	$3,046
Held for sale	4,682	—	—	4,682
Total	$7,728	$—	$—	$7,728

		Fair Value Measurements
	December 28, 2025	Level 1	Level 2	Level 3
Held and used	$1,367	$—	$—	$1,367
Held for sale	2,457	—	—	2,457
Total	$3,824	$—	$—	$3,824

(9) Income Taxes

The Company’s effective tax rate for the three months ended September 27, 2026 and September 28, 2025 was 40.7% and 30.0%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the three months ended September 27, 2026 primarily due to the tax effects of our foreign operations, share-based compensation, state income taxes and other non-deductible items.

The Company’s effective tax rate for the nine months ended September 27, 2026 and September 28, 2025 was 34.9% and 28.6%, respectively. The Company’s effective tax rate varied from the U.S. federal statutory rate of 21% for the nine months ended September 27, 2026 primarily due to the tax effects of our foreign operations, state income taxes and share-based compensation.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
(10) Net Income Per Share

The calculation of basic and diluted net income per share was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net income	$15,093	$44,252	$70,421	$138,594

Common stock:
Weighted average basic shares outstanding	190,801	190,794	190,506	194,462
Dilutive effect of stock options and restricted shares	1,000	459	798	733
Weighted average diluted shares outstanding	191,801	191,253	191,304	195,195

Basic and diluted net income per share	$.08	$.23	$.37	$.71

Basic net income per share for the three and nine months ended September 27, 2026 and September 28, 2025 was computed by dividing net income amounts by the weighted average number of shares of common stock outstanding. Diluted net income per share was computed by dividing net income by the weighted average number of basic shares outstanding plus the potential common share effect of dilutive stock options and restricted shares. We excluded potential common shares of 13,477 and 12,640 for the three and nine months ended September 27, 2026, respectively, and 10,193 and 8,823 for the three and nine months ended September 28, 2025, respectively, from our diluted net income per share calculation as they would have had anti-dilutive effects.

(11) Stockholders’ Equity

Dividends

During the first, second, and third quarters of 2026, the Company paid dividends per share of $.14, $.14 and $.07, respectively. During the first, second, and third quarters of 2025, the Company paid dividends per share of $.25, $.14 and $.14, respectively.

Repurchases of Common Stock

In January 2023, our Board of Directors authorized a repurchase program for up to $500,000 of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the nine months ended September 27, 2026, no shares were repurchased under the January 2023 Authorization. During the nine months ended September 27, 2026, the Company paid $1,922 in excise tax on shares repurchased during 2025. As of September 27, 2026, the Company had $35,000 of availability remaining under the January 2023 Authorization.

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

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Accumulated Other Comprehensive Loss

The following table provides a rollforward of accumulated other comprehensive loss, which is entirely comprised of foreign currency translation:

	Nine Months Ended
	September 27, 2026	September 28, 2025
Balance at beginning of period	$(63,968)	$(74,753)
Foreign currency translation	(6,208)	7,313
Balance at end of period	$(70,176)	$(67,440)

Stockholder Rights Plan

On November 4, 2026, the Board of Directors (excluding the directors affiliated with Trian Fund Management, L.P.) adopted a stockholder rights plan and authorized and declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on November 16, 2026. The Rights will generally become exercisable if a person or group acquires beneficial ownership of 15% or more of the outstanding shares of the Company’s common stock or if a person or group that currently beneficially owns 15% or more of the outstanding shares of the Company’s common stock acquires additional shares (in each case, including in economic exposure through certain derivatives contracts as described in the Rights Agreement), in each case, without the approval of the Board of Directors or the committee of independent, disinterested directors of the Company, subject to certain exceptions. If the Rights become exercisable, all holders of Rights (other than the triggering person or group) will be entitled to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, $0.10 par value per share, of the Company (the “Preferred Shares”) at a purchase price of $37.00 per one one-thousandth of a Preferred Share, subject to adjustment as provided in the Rights Agreement (as defined below). The terms of the Rights are set forth in the Rights Agreement, dated as of November 4, 2026, by and between the Company and Equiniti Trust Company, LLC, as rights agent (the “Rights Agreement”). The Rights will expire on November 3, 2027, unless the Rights are earlier redeemed or exchanged by the Company.

(12) Portfolio and System Optimization Gains, Net

During the third quarter of 2026, the Company established Dave’s Way, a multi-year strategy focused on growing customer traffic and market share while strengthening restaurant profitability. In support of this strategy, the Company launched a new portfolio optimization initiative focused on strengthening franchisee economics, aligning restaurants with high-performing operators and creating greater long-term value across the system. The new portfolio optimization initiative has replaced the Company’s prior system optimization initiative. While the Company’s prior system optimization initiative was established to focus on opportunities to transition certain Company-operated restaurants to franchise operators, the portfolio optimization initiative takes a broader, more strategic approach to optimizing the Wendy’s restaurant portfolio in the United States, with an increased focus on restaurant and franchisee performance and long-term value creation. Although the strategic focus of the portfolio optimization initiative differs from that of the prior system optimization initiative, the nature of the activities and associated costs are consistent as both initiatives involve transactions such as evaluating strategic acquisitions of franchised restaurants, pursuing strategic dispositions of Company-operated restaurants to existing and new franchisees, facilitating franchisee-to-franchisee restaurant transfers (“Franchise Flips”), working with franchisees and lenders to optimize their restaurant portfolios and, at times, closing certain underperforming restaurants. Through these activities, the Company seeks to optimize restaurant ownership structures, strengthen the franchisee base, support franchisee economics and drive sustainable system growth.

During the nine months ended September 27, 2026 and September 28, 2025, the Company facilitated 69 and one Franchise Flips, respectively. Additionally, during the nine months ended September 27, 2026 and September 28, 2025, the Company completed the sale of four and five Company-operated restaurants to franchisees, respectively.

Gains and losses recognized on dispositions for both our prior system optimization initiative and the current portfolio optimization initiative are recorded to “Portfolio and system optimization gains, net” in our condensed consolidated statements

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
of operations. Costs related to acquisitions and dispositions under our portfolio optimization initiative are recorded to “Reorganization and realignment costs.” All other costs incurred related to facilitating Franchise Flips are recorded to “Franchise support and other costs.”

The following is a summary of the disposition activity recorded as a result of our portfolio and system optimization initiatives:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Number of restaurants sold to franchisees	—	3	4	5

Proceeds from sales of restaurants (a)	$—	$125	$2,392	$180
Net assets sold (b)	—	—	(2,139)	(169)
Other	—	(125)	(253)	(150)
Loss on sales of restaurants, net	—	—	—	(139)
Post-closing adjustments on sales of restaurants	(1)	(6)	(1)	(16)
Loss on sales of restaurants, net	(1)	(6)	(1)	(155)

Gain on sales of other assets, net (c)	3,690	35	5,982	481
Portfolio and system optimization gains, net	$3,689	$29	$5,981	$326
_______________

(a)During the nine months ended September 27, 2026, the Company received net cash proceeds of $2,392 related to the sale of Company-operated restaurants as part of the Company’s strategic build to suit development fund. These proceeds are included within operating activities in the Company’s condensed consolidated statements of cash flows.

(b)Net assets sold consisted primarily of equipment.

(c)During the three and nine months ended September 27, 2026, the Company received net cash proceeds of $8,700 and $13,364, respectively, primarily from the sale of surplus and other properties. During the three and nine months ended September 28, 2025, the Company received net cash proceeds of $5 and $1,305, respectively, primarily from the sale of surplus and other properties.

Assets Held for Sale

As of September 27, 2026 and December 28, 2025, the Company had assets held for sale of $25,773 and $3,696, respectively, primarily consisting of surplus properties. Assets held for sale are included in “Prepaid expenses and other current assets.”

(13) Reorganization and Realignment Costs

The following is a summary of the initiatives included in “Reorganization and realignment costs:”

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Portfolio optimization initiative	$2,841	$—	$2,841	$—
Organizational Redesign Plan	(47)	24	(245)	(820)
Other reorganization and realignment plans	—	292	46	618
Reorganization and realignment costs	$2,794	$316	$2,642	$(202)

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Portfolio Optimization Initiative

The Company recognizes costs related to acquisitions and dispositions under its portfolio optimization initiative. During the three months ended September 27, 2026, the Company recognized costs totaling $2,841 comprised of third-party and other costs. During the remainder of 2026, the Company expects to incur approximately $2,000 of additional costs in connection with our portfolio optimization initiative, comprised of third-party and other costs.

As of September 27, 2026, the accruals for our portfolio optimization initiative are included in “Accrued expenses and other current liabilities.” The table below presents a rollforward of accruals for the portfolio optimization initiative.

	Balance December 28, 2025	Charges	Payments	Balance September 27, 2026
Third-party and other costs	$—	$2,841	$(2,018)	$823

Organizational Redesign

In February 2023, the Board of Directors approved a plan to redesign the Company’s organizational structure to better support the execution of the Company’s long-term growth strategy by maximizing organizational efficiency and streamlining decision making (the “Organizational Redesign Plan”). Additionally, in January 2024, the Board of Directors announced the appointment of a new President and Chief Executive Officer and the departure of the Company’s previous President and Chief Executive Officer. During the nine months ended September 27, 2026 and September 28, 2025, the Company recognized costs totaling $(245) and $(820), respectively, which primarily included reversals of severance accruals. The Company does not expect to incur any material additional costs under the Organizational Redesign Plan.

The following is a summary of the costs recorded as a result of the Organizational Redesign Plan:

	Three Months Ended		Nine Months Ended		Total Incurred Since Inception
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Severance and related employee costs (a)	$(47)	$(20)	$(275)	$(1,114)	$12,051
Recruitment and relocation costs	—	—	—	13	736
Third-party and other costs	—	—	—	—	1,116
	(47)	(20)	(275)	(1,101)	13,903
Share-based compensation (b)	—	44	30	281	2,530
Total organizational redesign	$(47)	$24	$(245)	$(820)	$16,433
_______________

(a)The three and nine months ended September 27, 2026 and September 28, 2025 include reversals of severance accruals as a result of changes in estimates.

(b)Total incurred since inception primarily represents the accelerated recognition of share-based compensation resulting from the termination of employees under the Organizational Redesign Plan.

As of September 27, 2026, the accruals for the Organizational Redesign Plan are included in “Accrued expenses and other current liabilities.” The tables below present a rollforward of accruals for the Organizational Redesign Plan.

	Balance December 28, 2025	Charges	Payments	Balance September 27, 2026
Severance and related employee costs	$378	$(275)	$(103)	$—
Recruitment and relocation costs	—	—	—	—
Third-party and other costs	—	—	—	—
	$378	$(275)	$(103)	$—

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

	Balance December 29, 2024	Charges	Payments	Balance September 28, 2025
Severance and related employee costs	$4,257	$(1,114)	$(2,419)	$724
Recruitment and relocation costs	—	13	(13)	—
Third-party and other costs	—	—	—	—
	$4,257	$(1,101)	$(2,432)	$724

Other Reorganization and Realignment Plans

Costs incurred under the Company’s other reorganization and realignment plans were not material during the nine months ended September 27, 2026 and September 28, 2025. The Company does not expect to incur any material additional costs under these plans.

(14) Impairment of Long-Lived Assets

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

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Company-operated restaurants	$1,110	$1,704	$4,890	$4,577
Restaurants leased or subleased to franchisees	596	240	2,133	240
Surplus properties	19	313	394	547
	$1,725	$2,257	$7,417	$5,364

(15) Supplemental Cash Flow Information

The following table includes supplemental non-cash investing and financing activities:

	Nine Months Ended
	September 27, 2026	September 28, 2025
Supplemental non-cash investing and financing activities:
Capital expenditures included in accounts payable	$4,256	$8,432
Finance leases	38,818	86,258

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
The following table includes a reconciliation of cash, cash equivalents and restricted cash:

	September 27, 2026	December 28, 2025
Reconciliation of cash, cash equivalents and restricted cash at end of period:
Cash and cash equivalents	$373,704	$300,833
Restricted cash	39,381	39,207
Restricted cash, included in Advertising funds restricted assets	18,874	17,632
Total cash, cash equivalents and restricted cash	$431,959	$357,672

(16) Guarantees and Other Commitments and Contingencies

Except as described below, the Company did not have any significant changes in guarantees and other commitments and contingencies during the current fiscal period since those reported in the Form 10-K. Refer to the Form 10-K for further information regarding the Company’s additional commitments and obligations.

Lease Guarantees

Wendy’s has guaranteed the performance of certain leases and other obligations, primarily from former Company-operated restaurant locations now operated by franchisees, amounting to $95,838 as of September 27, 2026. These leases extend through 2045. We have had no judgments against us as guarantor of these leases as of September 27, 2026. In the event of default by a franchise owner where Wendy’s is called upon to perform under its guarantee, Wendy’s has the ability to pursue repayment from the franchise owner. The liability recorded for our probable exposure associated with these lease guarantees was not material as of September 27, 2026.

Letters of Credit

As of September 27, 2026, the Company had outstanding letters of credit with various parties totaling $29,186. Substantially all of the outstanding letters of credit include amounts outstanding against the 2021-1 Variable Funding Senior Secured Notes, Class A-1. We do not expect any material loss to result from these letters of credit.

(17) Transactions with Related Parties

Except as described below, the Company did not have any significant changes in or transactions with its related parties during the current fiscal period since those reported in the Form 10-K.

TimWen Lease and Management Fee Payments

A wholly-owned subsidiary of Wendy’s leases restaurant facilities from TimWen, which are then subleased to franchisees for the operation of Wendy’s/Tim Hortons combo units in Canada. Wendy’s paid TimWen $15,619 and $15,960 under these lease agreements during the nine months ended September 27, 2026 and September 28, 2025, respectively, which has been recorded to “Franchise rental expense.” In addition, TimWen paid Wendy’s a management fee under the TimWen joint venture agreement of $176 and $174 during the nine months ended September 27, 2026 and September 28, 2025, respectively, which is included as a reduction to “General and administrative.”

Transactions with Yellow Cab

Certain family members and/or affiliates of Mr. Nelson Peltz, our former Chairman and Chairman Emeritus, Mr. Peter May, our Senior Vice Chairman, and Mr. Matthew Peltz, our former Vice Chairman, hold minority ownership interests in Yellow Cab Holdings, LLC (“Yellow Cab”), a Wendy’s franchisee that, as of September 27, 2026 owned and operated 87 Wendy’s restaurants, and/or certain of the operating companies managed by Yellow Cab. In addition, Mr. Bradley Peltz, a director of the Company, is a Managing Director of, and holds a minority ownership interest in, Yellow Cab. During the nine months ended September 27, 2026 and September 28, 2025, the Company recognized $11,737 and $11,491, respectively, in royalty, advertising fund, lease and other income from Yellow Cab and related entities. In all transactions involving Yellow Cab, the Company’s standard franchisee recruiting and approval processes were followed, no modifications were made to the

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Company’s standard franchise agreements or related documents, and all deal terms and transaction documents were negotiated and executed on an arm’s-length basis, consistent with the Company’s comparable franchise transactions and relationships. As of September 27, 2026 and December 28, 2025, $1,160 and $1,045, respectively, was due from Yellow Cab for such income, which is included in “Accounts and notes receivable, net” and “Advertising funds restricted assets.”

Transactions with AMC

Ms. Kristin Dolan, a director of the Company until May 2026, serves as the Chief Executive Officer of AMC Networks Inc. (“AMC”). During the nine months ended September 28, 2025, the Company purchased approximately $800 of advertising time from a subsidiary of AMC. During the nine months ended September 27, 2026, no advertising time was purchased from a subsidiary of AMC. The Company’s advertising spend with AMC was made in the ordinary course of business and approved on an arm’s-length basis, consistent with the Company’s comparable advertising decisions. There were no amounts due to AMC as of September 27, 2026 and December 28, 2025.

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

(19) Segment Information

Wendy’s U.S. revenue, significant segment expenses and segment adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Wendy’s U.S. revenue	$450,174	$451,417	$1,371,930	$1,342,173

Wendy’s U.S. expense
Cost of sales	202,180	195,837	598,081	566,332
Franchise support and other costs	23,626	14,623	59,157	41,478
Advertising fund expense	101,169	97,073	318,157	290,188
General and administrative	22,971	20,575	65,945	62,618
Other segment items (a)	12	23	37	135
Wendy’s U.S. adjusted EBITDA	$100,216	$123,286	$330,553	$381,422
_______________

(a)Other segment items for the three and nine months ended September 27, 2026 and September 28, 2025 primarily include professional fees.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)
Wendy’s International revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Wendy’s International revenue	$38,034	$39,912	$114,227	$113,483

Wendy’s International expense
Cost of sales	6,082	8,422	18,505	22,617
Advertising fund expense (a)	8,884	10,781	28,414	30,852
General and administrative	8,142	7,780	23,759	20,917
Other segment items (b)	1,981	1,861	8,102	5,359
Wendy’s International adjusted EBITDA	$12,945	$11,068	$35,447	$33,738
_______________

(a)Includes advertising fund expense of $191 and $533 for the three and nine months ended September 28, 2025, respectively, related to the Company’s funding of incremental advertising. There was no funding of incremental advertising during the three and nine months ended September 27, 2026. In addition, includes other international-related advertising surplus (deficit) of $1,320 and $564 for the three and nine months ended September 27, 2026, respectively, and $(650) and $(1,769) for the three and nine months ended September 28, 2025, respectively.

(b)Other segment items primarily include franchise support and other costs.

Global Real Estate & Development revenue, significant segment expenses and segment adjusted EBITDA are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Global Real Estate & Development revenue	$58,785	$58,187	$172,044	$178,261

Global Real Estate & Development expense
Franchise rental expense	30,420	30,941	88,635	94,272
General and administrative	4,899	5,748	13,300	13,618
Other segment items (a)	(2,404)	(6,082)	(11,276)	(9,169)
Global Real Estate & Development adjusted EBITDA	$25,870	$27,580	$81,385	$79,540
_______________

(a)Other segment items for the three and nine months ended September 27, 2026 and September 28, 2025 primarily include equity in earnings from our TimWen joint venture, lease buyout activity and franchise support and other costs. Equity in earnings from our TimWen joint venture was $3,053 and $8,589 for the three and nine months ended September 27, 2026, respectively, and $3,081 and $8,393 for the three and nine months ended September 28, 2025, respectively.

THE WENDY’S COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands Except Per Share Amounts)

The following table reconciles profit by segment to the Company’s consolidated income before income taxes:

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Wendy’s U.S.	$100,216	$123,286	$330,553	$381,422
Wendy’s International	12,945	11,068	35,447	33,738
Global Real Estate & Development	25,870	27,580	81,385	79,540
Total segment adjusted EBITDA	$139,031	$161,934	$447,385	$494,700
Unallocated franchise support and other costs	(442)	(227)	(1,521)	(1,472)
Advertising funds surplus	6	173	30	457
Unallocated general and administrative (a)	(37,123)	(23,806)	(109,135)	(88,445)
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	(39,907)	(38,393)	(118,543)	(111,932)
Amortization of cloud computing arrangements	(5,036)	(5,226)	(14,375)	(13,449)
Portfolio and system optimization gains, net	3,689	29	5,981	326
Reorganization and realignment costs	(2,794)	(316)	(2,642)	202
Impairment of long-lived assets	(1,725)	(2,257)	(7,417)	(5,364)
Unallocated other operating income, net	108	138	249	4,412
Interest expense, net	(33,576)	(31,543)	(101,532)	(93,965)
Investment loss, net	—	—	—	(1,718)
Other income, net	3,200	2,730	9,683	10,301
Income before income taxes	$25,431	$63,236	$108,163	$194,053
_______________

(a)Includes corporate overhead costs, such as employee compensation and related benefits, as well as non-recurring third-party consulting and professional fees.

(20) New Accounting Standards

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of The Wendy’s Company (“The Wendy’s Company” and, together with its subsidiaries, the “Company,” “we,” “us,” or “our”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and the related notes included elsewhere within this report and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 28, 2025 (the “Form 10-K”). There have been no material changes as of September 27, 2026 to the application of our critical accounting policies as described in Item 7 of the Form 10-K. Certain statements we make under this Item 2 constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995. See “Special Note Regarding Forward-Looking Statements and Projections” in “Part II. Other Information” of this report. You should consider our forward-looking statements in light of the risks discussed in “Item 1A. Risk Factors” in “Part II. Other Information” of this report and our unaudited condensed consolidated financial statements, related notes and other financial information appearing elsewhere in this report, the Form 10-K and our other filings with the Securities and Exchange Commission (the “SEC”).

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

Wendy’s is primarily engaged in the business of operating, developing and franchising a system of distinctive quick-service restaurants serving high quality food. Wendy’s opened its first restaurant in Columbus, Ohio in 1969. Today, Wendy’s is one of the largest quick-service restaurant companies in the hamburger sandwich segment in the U.S. based on traffic and dollar share, and the third largest globally with 7,194 restaurants in the U.S. and 38 foreign countries and U.S. territories as of September 27, 2026.

Each Wendy’s restaurant offers an extensive menu specializing in hamburger sandwiches and featuring chicken sandwiches, which are prepared to order with the customer’s choice of toppings and condiments. Wendy’s menu also includes chicken tenders and nuggets, chili, french fries, baked potatoes, salads, soft drinks, Frosty® desserts and kids’ meals. In addition, Wendy’s restaurants sell a variety of promotional products on a limited time basis. Wendy’s also offers breakfast in some restaurants in the U.S. and Canada.

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

Executive Overview

Our Business

As of September 27, 2026, the Wendy’s restaurant system was comprised of 7,194 restaurants, with 5,711 Wendy’s restaurants in operation in the U.S. Of the U.S. restaurants, 422 were operated by the Company and 5,289 were operated by a total of 204 franchisees. In addition, at September 27, 2026, there were 1,483 Wendy’s restaurants in operation in 38 foreign countries and U.S. territories. Of the international restaurants, 1,473 were operated by a total of 116 franchisees and 10 were operated by the Company in the United Kingdom (the “U.K.”).

The revenues from our restaurant business are derived from two principal sources: (1) sales at Company-operated restaurants and (2) franchise-related revenues, including royalties, national advertising funds contributions, rents and franchise fees received from Wendy’s franchised restaurants.

Wendy’s operating results are impacted by a number of external factors, including commodity costs, labor costs, intense price competition, unemployment and consumer spending levels, general economic and market trends and weather. Further, recent operating results have contributed to financial pressure for certain of our franchisees, which has affected, and may continue to affect, the timing of franchisee payments, and have resulted and may continue to result in payment delays and deferrals. See Note 2 to the Condensed Consolidated Financial Statements contained in Item 1 herein and “Item 1A. Risk Factors” in “Part II. Other Information” for further information.

As we continue to evolve our strategic priorities, certain actions previously undertaken as part of the Company’s former initiative, Project Fresh, have been incorporated into the broader strategy built on the Company’s foundation of delivering high-quality food, compelling value and a differentiated customer experience. The Company recently announced Dave’s Way, its multi-year strategy focused on growing customer traffic and market share while strengthening restaurant profitability. The five strategic pillars of Dave’s Way include: (1) Our Menu with Quality Food at Real Value; (2) Distinct Branding and Marketing to Drive Demand; (3) Operational Excellence that Delights Customers; (4) A Winning Digital Experience to Build Frequency and (5) Restaurants as an Engine for Growth.

On November 5, 2026, the Company announced a revision to the breakfast strategy to be location specific, which makes breakfast optional for all U.S. restaurants, allowing franchisees to focus on the dayparts with the greatest opportunity for profitable growth in their business.

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

Third Quarter Highlights

•Global systemwide sales were $3.33 billion in the third quarter of 2026 compared with $3.54 billion in the third quarter of 2025, a decrease of 5.9% on a constant currency basis;

•International systemwide sales were $549.4 million in the third quarter of 2026 compared with $534.0 million in the third quarter of 2025, an increase of 3.5% on a constant currency basis;

•Revenues were relatively flat at $547.0 million in the third quarter of 2026 compared with $549.5 million in the third quarter of 2025;

•Global same-restaurant sales decreased 5.2%, U.S. same-restaurant sales decreased 5.7% and international same-restaurant sales decreased 2.2% compared with the third quarter of 2025;

•Global Company-operated restaurant margin was 11.3% in the third quarter of 2026, a decrease of 110 basis points compared with the third quarter of 2025;

•Income before income taxes decreased 59.8% to $25.4 million in the third quarter of 2026 compared with $63.2 million in the third quarter of 2025;

•Digital sales increased to approximately 24.9% of global systemwide sales in the third quarter of 2026 compared with approximately 21.0% in the third quarter of 2025; and

•Systemwide restaurant count increased by 14 net restaurants in the third quarter of 2026.

Year-to-Date Highlights

•Global systemwide sales were $9.97 billion in the first nine months of 2026 compared with $10.59 billion in the first nine months of 2025, a decrease of 6.0% on a constant currency basis;

•International systemwide sales were $1.61 billion in the first nine months of 2026 compared with $1.54 billion in the first nine months of 2025, an increase of 4.3% on a constant currency basis;

•Revenues increased 1.5% to $1.66 billion in the first nine months of 2026 compared with $1.63 billion in the first nine months of 2025;

•Global same-restaurant sales decreased 6.1%, U.S. same-restaurant sales decreased 6.8% and international same-restaurant sales decreased 1.6% compared with the first nine months of 2025;

•Global Company-operated restaurant margin was 12.0% in the first nine months of 2026, a decrease of 210 basis points compared with the first nine months of 2025;

•Income before income taxes decreased 44.3% to $108.2 million in the first nine months of 2026 compared with $194.1 million in the first nine months of 2025;

•Digital sales increased to approximately 23.9% of global systemwide sales in the first nine months of 2026 compared with approximately 20.6% in the first nine months of 2025; and

•Systemwide restaurant count decreased by 203 net restaurants in the first nine months of 2026.

Results of Operations

The tables included throughout this Results of Operations section set forth in millions the Company’s condensed consolidated results of operations for the third quarter and the first nine months of 2026 and 2025.

	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Revenues:
Sales	$234.9	$233.2	$1.7	$700.4	$685.5	$14.9
Franchise royalty revenue and fees	142.2	152.0	(9.8)	440.0	453.5	(13.5)
Franchise rental income	58.5	57.3	1.2	170.7	176.2	(5.5)
Advertising funds revenue	111.4	107.0	4.4	347.1	318.7	28.4
	547.0	549.5	(2.5)	1,658.2	1,633.9	24.3
Costs and expenses:
Cost of sales	208.3	204.3	4.0	616.6	588.9	27.7
Franchise support and other costs	26.9	17.5	9.4	71.4	51.2	20.2
Franchise rental expense	30.4	30.9	(0.5)	88.6	94.3	(5.7)
Advertising funds expense	110.0	107.7	2.3	346.5	320.6	25.9
General and administrative	73.1	57.9	15.2	212.1	185.6	26.5
Depreciation and amortization (exclusive of amortization of cloud computing arrangements shown separately below)	39.9	38.4	1.5	118.5	111.9	6.6
Amortization of cloud computing arrangements	5.0	5.2	(0.2)	14.4	13.4	1.0
Portfolio and system optimization gains, net	(3.7)	—	(3.7)	(6.0)	(0.3)	(5.7)
Reorganization and realignment costs	2.8	0.3	2.5	2.6	(0.2)	2.8
Impairment of long-lived assets	1.7	2.3	(0.6)	7.4	5.4	2.0
Other operating income, net	(3.2)	(7.0)	3.8	(13.9)	(16.3)	2.4
	491.2	457.5	33.7	1,458.2	1,354.5	103.7
Operating profit	55.8	92.0	(36.2)	200.0	279.4	(79.4)
Interest expense, net	(33.6)	(31.5)	(2.1)	(101.5)	(94.0)	(7.5)
Investment loss, net	—	—	—	—	(1.7)	1.7
Other income, net	3.2	2.8	0.4	9.6	10.4	(0.8)
Income before income taxes	25.4	63.3	(37.9)	108.1	194.1	(86.0)
Provision for income taxes	(10.3)	(19.0)	8.7	(37.7)	(55.5)	17.8
Net income	$15.1	$44.3	$(29.2)	$70.4	$138.6	$(68.2)

	Third Quarter				Nine Months
	2026	% of Total Revenues	2025	% of Total Revenues	2026	% of Total Revenues	2025	% of Total Revenues
Revenues:
Sales	$234.9	42.9%	$233.2	42.4%	$700.4	42.2%	$685.5	42.0%
Franchise royalty revenue and fees:
Franchise royalty revenue	119.4	21.8%	127.8	23.3%	359.2	21.7%	381.8	23.3%
Franchise fees	22.8	4.1%	24.2	4.4%	80.8	4.8%	71.7	4.4%
Total franchise royalty revenue and fees	142.2	25.9%	152.0	27.7%	440.0	26.5%	453.5	27.7%
Franchise rental income	58.5	10.7%	57.3	10.4%	170.7	10.3%	176.2	10.8%
Advertising funds revenue	111.4	20.5%	107.0	19.5%	347.1	21.0%	318.7	19.5%
Total revenues	$547.0	100.0%	$549.5	100.0%	$1,658.2	100.0%	$1,633.9	100.0%

	Third Quarter				Nine Months
	2026	% of Sales	2025	% of Sales	2026	% of Sales	2025	% of Sales
Cost of sales:
Food and paper	$74.6	31.8%	$75.5	32.4%	$220.5	31.5%	$215.8	31.5%
Restaurant labor	76.5	32.6%	75.1	32.2%	229.0	32.7%	219.3	32.0%
Occupancy, advertising and other operating costs	57.2	24.3%	53.7	23.0%	167.1	23.8%	153.8	22.4%
Total cost of sales	$208.3	88.7%	$204.3	87.6%	$616.6	88.0%	$588.9	85.9%

	Third Quarter				Nine Months
	2026	% of Sales	2025	% of Sales	2026	% of Sales	2025	% of Sales
Company-operated restaurant margin:
U.S.	$26.7	11.7%	$29.4	13.1%	$84.1	12.3%	$97.6	14.7%
Global	26.6	11.3%	28.9	12.4%	83.8	12.0%	96.6	14.1%

The table below presents certain of the Company’s key business measures, which are defined and further discussed in the “Executive Overview” section included herein.

	Third Quarter		Nine Months
	2026	2025	2026	2025
Key business measures:
U.S. same-restaurant sales:
Company-operated	(3.0)%	(0.7)%	(4.0)%	(0.8)%
Franchised	(6.0)%	(5.0)%	(7.1)%	(3.9)%
Systemwide	(5.7)%	(4.7)%	(6.8)%	(3.7)%

International same-restaurant sales (a)	(2.2)%	3.0%	(1.6)%	2.4%

Global same-restaurant sales:
Company-operated	(3.1)%	(0.7)%	(4.1)%	(0.9)%
Franchised (a)	(5.4)%	(3.9)%	(6.2)%	(3.0)%
Systemwide (a)	(5.2)%	(3.7)%	(6.1)%	(2.9)%

Systemwide sales (b):
U.S. Company-operated	$228.9	$225.3	$682.2	$664.0
U.S. franchised	2,548.1	2,778.8	7,673.6	8,387.5
U.S. systemwide	2,777.0	3,004.1	8,355.8	9,051.5
International Company-operated	5.9	7.9	18.2	21.5
International franchised (a)	543.5	526.1	1,596.0	1,514.5
International systemwide (a)	549.4	534.0	1,614.2	1,536.0
Global systemwide (a)	$3,326.4	$3,538.1	$9,970.0	$10,587.5
_______________

(a)Excludes Argentina due to the impact of that country’s highly inflationary economy.

(b)During the third quarter of 2026 and 2025, global systemwide sales decreased 5.9% and 2.6%, respectively, U.S. systemwide sales decreased 7.6% and 4.4%, respectively, and international systemwide sales increased 3.5% and 8.6%, respectively, on a constant currency basis. During the first nine months of 2026 and 2025, global systemwide sales decreased 6.0% and 1.8%, respectively, U.S. systemwide sales decreased 7.7% and 3.4%, respectively, and international systemwide sales increased 4.3% and 8.7%, respectively, on a constant currency basis.

	Third Quarter
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide
Restaurant count:
Restaurant count at June 28, 2026	420	5,304	10	1,446	7,180
Opened	3	10	—	30	43
Closed	(1)	(25)	—	(3)	(29)
Restaurant count at September 27, 2026	422	5,289	10	1,473	7,194

	Nine Months
	U.S. Company-operated	U.S. Franchised	International Company-operated	International Franchised	Systemwide

Restaurant count at December 28, 2025	423	5,546	11	1,417	7,397
Opened	7	50	—	84	141
Closed	(4)	(311)	(1)	(28)	(344)
Net (sold to) purchased by franchisees	(4)	4	—	—	—
Restaurant count at September 27, 2026	422	5,289	10	1,473	7,194

Sales	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Sales	$234.9	$233.2	$1.7	$700.4	$685.5	$14.9

The increase in sales during the third quarter and the first nine months of 2026 was primarily due to (1) the impact of the Company’s acquisition of franchise-operated restaurants during the third quarter of 2025 of $9.5 million and $38.9 million, respectively, and (2) net new restaurant development of $1.4 million and $7.4 million, respectively. During the third quarter and the first nine months of 2026, these impacts were partially offset by (1) a 3.1% and 4.1% decrease in global Company-operated same-restaurant sales of $6.2 million and $24.8 million, respectively, and (2) the impact of the sale of Company-operated restaurants to franchisees of $2.6 million and $7.8 million, respectively. Company-operated same-restaurant sales during the third quarter and the first nine months of 2026 decreased due to a decrease in traffic, partially offset by higher average check.

Franchise Royalty Revenue and Fees	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Franchise royalty revenue	$119.4	$127.8	$(8.4)	$359.2	$381.8	$(22.6)
Franchise fees	22.8	24.2	(1.4)	80.8	71.7	9.1
	$142.2	$152.0	$(9.8)	$440.0	$453.5	$(13.5)

Franchise royalty revenue during the third quarter and the first nine months of 2026 decreased primarily due to a 5.4% and 6.2% decrease in global franchise same-restaurant sales, respectively. Franchise same-restaurant sales during the third quarter and the first nine months of 2026 decreased due to a decrease in traffic, partially offset by higher average check.

The decrease in franchise fees during the third quarter of 2026 was primarily due to a decrease in other miscellaneous fees. The increase in franchise fees during the first nine months of 2026 was primarily due to the impact of portfolio optimization related to restaurant closures and hours of operation flexibility of $11.2 million, partially offset by a decrease in other miscellaneous fees of $2.1 million.

Franchise Rental Income	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Franchise rental income	$58.5	$57.3	$1.2	$170.7	$176.2	$(5.5)

The increase in franchise rental income during the third quarter of 2026 was primarily due to (1) the impact of assigning certain existing leases to franchisees in 2025 of $1.8 million and (2) entering into new leases of $1.2 million. These changes were partially offset by lease terminations of $1.2 million. The decrease in franchise rental income during the first nine months of 2026 was primarily due to (1) the impact of assigning certain existing leases to franchisees of $4.3 million, (2) terminating certain existing leases of $1.5 million and (3) amending certain existing leases of $1.4 million. During the first nine months of 2026, these changes were partially offset by entering into new leases of $2.4 million.

Advertising Funds Revenue	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Advertising funds revenue	$111.4	$107.0	$4.4	$347.1	$318.7	$28.4

The increase in advertising funds revenue during the third quarter and the first nine months of 2026 was primarily due to local and regional advertising funds being reallocated to U.S. national advertising of approximately $15.0 million and $45.0 million, respectively, partially offset by a decrease in franchise same-restaurant sales of approximately $8.0 million and $24.0 million, respectively. During the first nine months of 2026, advertising funds revenue also increased due to non-recurring incentives earned from a vendor during the second quarter of 2026 of $11.5 million.

Cost of Sales, as a Percent of Sales	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Food and paper	31.8%	32.4%	(0.6)%	31.5%	31.5%	—%
Restaurant labor	32.6%	32.2%	0.4%	32.7%	32.0%	0.7%
Occupancy, advertising and other operating costs	24.3%	23.0%	1.3%	23.8%	22.4%	1.4%
	88.7%	87.6%	1.1%	88.0%	85.9%	2.1%

The increase in cost of sales, as a percent of sales, during the third quarter and the first nine months of 2026 was primarily due to (1) a decrease in traffic, (2) higher commodity costs and (3) an increase in restaurant labor rates. These changes were partially offset by (1) higher average check and (2) labor efficiencies.

Franchise Support and Other Costs	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Franchise support and other costs	$26.9	$17.5	$9.4	$71.4	$51.2	$20.2

The increase in franchise support and other costs during the third quarter and the first nine months of 2026 was primarily due to an increase in the provision for doubtful accounts.

Franchise Rental Expense	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Franchise rental expense	$30.4	$30.9	$(0.5)	$88.6	$94.3	$(5.7)

The decrease in franchise rental expense during the third quarter of 2026 was primarily due to (1) the impact of amending certain existing leases and (2) lease terminations. These changes were partially offset by the impact of assigning certain leases to franchisees in 2025. The decrease in franchise rental expense during the first nine months of 2026 was primarily due to (1) the impact of assigning certain leases to franchisees, (2) amending certain existing leases and (3) lease terminations.

Advertising Funds Expense	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Advertising funds expense	$110.0	$107.7	$2.3	$346.5	$320.6	$25.9

On an interim basis, advertising funds expense is recognized in proportion to advertising funds revenue. The increase in advertising funds expense during the third quarter and the first nine months of 2026 was primarily due to the same factors as described above for “Advertising Funds Revenue.”

General and Administrative	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Strategic initiative expenses	$11.9	$—	$11.9	$11.9	$—	$11.9
Professional fees	10.5	12.5	(2.0)	45.4	40.5	4.9
Employee compensation and benefits	36.2	38.0	(1.8)	115.6	113.0	2.6
Share-based compensation	3.6	(1.0)	4.6	11.7	9.5	2.2
Incentive compensation	7.0	5.0	2.0	15.1	13.1	2.0
Other, net	3.9	3.4	0.5	12.4	9.5	2.9
	$73.1	$57.9	$15.2	$212.1	$185.6	$26.5

In connection with Dave’s Way and the Company’s broader business transformation, the Company has incurred elevated costs associated with certain strategic initiatives during the third quarter of 2026. These transformational costs, which are infrequent or unusual in nature and outside of the Company’s normal ongoing operations, primarily include third-party consulting and professional fees related to Dave’s Way, as well as costs associated with discrete senior management and organizational actions.

The increase in general and administrative expenses during the third quarter of 2026 was primarily due to (1) strategic initiative expenses associated with Dave’s Way and other strategic and organizational activities and (2) lower share-based compensation in the prior year as a result of the departure of the Company’s previous President and Chief Executive Officer.

The increase in general and administrative expenses during the first nine months of 2026 was primarily due to (1) strategic initiative expenses associated with Dave’s Way and other strategic and organizational activities, (2) professional services and (3) employee compensation and benefits. General and administrative expenses also increased due to (1) lower share-based compensation in the prior year as a result of the departure of the Company’s previous President and Chief Executive Officer and (2) an increase in incentive compensation accruals, reflecting higher operating performance as compared to plan in 2026 versus 2025.

Depreciation and Amortization (exclusive of amortization of cloud computing arrangements shown separately below)	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Restaurants	$20.8	$19.7	$1.1	$60.9	$55.5	$5.4
Finance lease assets	5.8	5.1	0.7	17.0	15.1	1.9
Technology support, corporate and other	13.3	13.6	(0.3)	40.6	41.3	(0.7)
	$39.9	$38.4	$1.5	$118.5	$111.9	$6.6

The increase in depreciation and amortization during the third quarter and the first nine months of 2026 was primarily due to (1) asset additions for new and remodeled restaurants and (2) depreciation and amortization on restaurant assets acquired from a franchisee during the third quarter of 2025.

Amortization of Cloud Computing Arrangements	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Amortization of cloud computing arrangements	$5.0	$5.2	$(0.2)	$14.4	$13.4	$1.0

The increase in amortization of cloud computing arrangements during the first nine months of 2026 was primarily due to amortization of assets associated with the Company’s digital investments.

Portfolio and System Optimization Gains, Net	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Portfolio and system optimization gains, net	$3.7	$—	$3.7	$6.0	$0.3	$5.7

Portfolio and system optimization gains, net during the third quarter and the first nine months of 2026 were primarily comprised of gains on the sale of surplus and other properties. See Note 12 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information.

Reorganization and Realignment Costs	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Portfolio optimization initiative	$2.8	$—	$2.8	$2.8	$—	$2.8
Organizational Redesign Plan	—	—	—	(0.2)	(0.8)	0.6
Other reorganization and realignment plans	—	0.3	(0.3)	—	0.6	(0.6)
	$2.8	$0.3	$2.5	$2.6	$(0.2)	$2.8

During the three months ended September 27, 2026, the Company recognized costs associated with its new portfolio optimization initiative of $2.8 million, which were primarily comprised of third-party and other costs. The Company’s new portfolio optimization initiative is focused on strengthening restaurant profitability, aligning restaurants with high-performing operators and creating greater long-term value across the system.

During the first nine months of 2026 and 2025, the Company recognized costs under the Organizational Redesign Plan of $(0.2) million and $(0.8) million, respectively, which primarily included reversals of severance accruals resulting from changes in estimates. See Note 13 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding “Reorganization and Realignment Costs.”

Impairment of Long-Lived Assets	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Impairment of long-lived assets	$1.7	$2.3	$(0.6)	$7.4	$5.4	$2.0

The decrease in impairment of long-lived assets during the third quarter of 2026 was primarily due to lower impairment charges resulting from the deterioration in operating performance of certain Company-operated restaurants. The increase in impairment of long-lived assets during the first nine months of 2026 was primarily due to losses from the remeasurement to fair value of assets leased and/or subleased to franchisees in connection with the closure of franchise-operated restaurants.

Other Operating Income, Net	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Claim settlement	$—	$—	$—	$—	$4.0	$(4.0)
Gains on sales-type leases	0.3	0.1	0.2	2.5	0.1	2.4
Lease buyout	0.1	3.9	(3.8)	3.5	4.0	(0.5)
Other, net	2.8	3.0	(0.2)	7.9	8.2	(0.3)
	$3.2	$7.0	$(3.8)	$13.9	$16.3	$(2.4)

The decrease in other operating income, net during the third quarter of 2026 was primarily due to a decrease in lease buyout activity. The decrease in other operating income, net during the first nine months of 2026 was primarily due to the settlement of a claim during the prior year, partially offset by gains on new and modified sales-type leases.

Interest Expense, Net	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Interest expense, net	$33.6	$31.5	$2.1	$101.5	$94.0	$7.5

The increase in interest expense, net during the third quarter and the first nine months of 2026 was primarily due to the impact of completing the refinancing of a portion of the Company’s securitized financing facility in the fourth quarter of 2025.

Investment Loss, Net	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Investment loss, net	$—	$—	$—	$—	$1.7	$(1.7)

During the first nine months of 2025, the Company recorded a loss of $1.7 million due to impairment charges for the difference between the estimated fair value and the carrying value of an investment in equity securities.

Other Income, Net	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Other income, net	$3.2	$2.8	$0.4	$9.6	$10.4	$(0.8)

The increase in other income, net during the third quarter of 2026 was primarily due to an increase in interest income, reflecting higher balances of cash equivalents. The decrease in other income, net during the first nine months of 2026 was primarily due to a decrease in interest income, reflecting lower interest rates.

Provision for Income Taxes	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Income before income taxes	$25.4	$63.3	$(37.9)	$108.1	$194.1	$(86.0)
Provision for income taxes	(10.3)	(19.0)	8.7	(37.7)	(55.5)	17.8
Effective tax rate on income	40.7%	30.0%	10.7%	34.9%	28.6%	6.3%

The increase in the effective tax rate for the third quarter of 2026 was primarily due to lower income before income taxes and the tax effects of share-based compensation. These impacts were partially offset by a decrease in state income taxes. The increase in the effective tax rate for the first nine months of 2026 was primarily due to lower income before income taxes, the tax effects of share-based compensation and the tax effects of our foreign operations.

Segment Information

See Note 19 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding the Company’s segments.

Wendy’s U.S.

	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Sales	$228.9	$225.3	$3.6	$682.2	$664.0	$18.2
Franchise royalty revenue	99.4	108.2	(8.8)	300.5	325.4	(24.9)
Franchise fees	20.7	20.8	(0.1)	71.0	62.6	8.4
Advertising fund revenue	101.2	97.1	4.1	318.2	290.2	28.0
Total revenues	$450.2	$451.4	$(1.2)	$1,371.9	$1,342.2	$29.7
Segment profit	$100.2	$123.3	$(23.1)	$330.6	$381.4	$(50.8)

The decrease in Wendy’s U.S. revenues during the third quarter of 2026 was primarily due to a decrease in same-restaurant sales, partially offset by the impact of the Company’s acquisition of 35 franchise-operated restaurants in the third quarter of 2025. The increase in Wendy’s U.S. revenues during the first nine months of 2026 was primarily due to (1) the impact of the Company’s acquisition of 35 franchise-operated restaurants in the third quarter of 2025, (2) higher advertising fund revenue and (3) an increase in franchise fees. These impacts were partially offset by a decrease in same-restaurant sales. Same-restaurant sales decreased during the third quarter and the first nine months of 2026 primarily due to a decrease in traffic, partially offset by higher average check.

The decrease in Wendy’s U.S. segment profit during the third quarter of 2026 was primarily due to (1) higher franchise support and other costs, (2) lower revenues, (3) higher advertising fund expenses and (4) higher cost of sales, as a percent of sales, for Company-operated restaurants, driven by the same factors as described above for “Cost of Sales, as a Percent of Sales.” The decrease in Wendy’s U.S. segment profit during the first nine months of 2026 was primarily due to (1) higher advertising fund expenses, (2) higher franchise support costs and (3) higher cost of sales, as a percent of sales, for Company-operated restaurants, driven by the same factors as described above for “Cost of Sales, as a Percent of Sales.” These changes were partially offset by higher revenues.

Wendy’s International

	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Sales	$5.9	$7.9	$(2.0)	$18.2	$21.5	$(3.3)
Franchise royalty revenue	20.0	19.6	0.4	58.7	56.3	2.4
Franchise fees	1.9	2.5	(0.6)	8.3	7.1	1.2
Advertising fund revenue	10.2	9.9	0.3	29.0	28.6	0.4
Total revenues	$38.0	$39.9	$(1.9)	$114.2	$113.5	$0.7
Segment profit	$12.9	$11.1	$1.8	$35.4	$33.7	$1.7

The decrease in Wendy’s International revenues during the third quarter of 2026 was primarily due to a decrease in same-restaurant sales. The increase in Wendy’s International revenues during the first nine months of 2026 was primarily due to (1) an increase in franchise fees and (2) net new restaurant development. These impacts were partially offset by a decrease in same-restaurant sales. Same-restaurant sales decreased during the third quarter and the first nine months of 2026 primarily due to a decrease in traffic, partially offset by higher average check.

The increase in Wendy’s International segment profit during the third quarter of 2026 was primarily due to lower advertising fund expenses. The increase in Wendy’s International segment profit during the first nine months of 2026 was primarily due to (1) higher revenues and (2) lower advertising fund expenses. These impacts were partially offset by (1) an increase in franchise support and other costs and (2) higher general and administrative expenses.

Global Real Estate & Development

	Third Quarter			Nine Months
	2026	2025	Change	2026	2025	Change
Franchise fees	$0.3	$0.9	$(0.6)	$1.3	$2.1	$(0.8)
Franchise rental income	58.5	57.3	1.2	170.7	176.2	(5.5)
Total revenues	$58.8	$58.2	$0.6	$172.0	$178.3	$(6.3)
Segment profit	$25.9	$27.6	$(1.7)	$81.4	$79.5	$1.9

The change in Global Real Estate & Development revenues during the third quarter and the first nine months of 2026 was primarily due to the change in franchise rental income, driven by the same factors as described above for “Franchise Rental Income.”

The decrease in Global Real Estate & Development segment profit during the third quarter of 2026 was primarily due to a decrease in lease buyout activity, partially offset by an increase in franchise rental income, driven by the same factors as described above for “Franchise Rental Income.” The increase in Global Real Estate & Development segment profit during the first nine months of 2026 was primarily due to (1) a decrease in franchise rental expense, driven by the same factors as described above for “Franchise Rental Expense,” and (2) gains on new and modified sales-type leases.

Liquidity and Capital Resources

As of September 27, 2026, cash, cash equivalents and restricted cash totaled $432.0 million. In addition, the Company maintains a revolving financing facility, which allows for the drawing of up to $300.0 million. Our primary sources of liquidity and capital resources are cash flows from operations and borrowings under our securitized financing facility. In light of recent operating results and their contribution to financial pressure for certain of our franchisees, cash flows from operations have been negatively impacted and may continue to be negatively impacted by franchisee payment delays and deferrals. Based on current levels of operations, the Company expects that available cash and cash flows from operations will provide sufficient liquidity to meet operating cash requirements for the next 12 months.

We currently believe we have the ability to pursue additional sources of liquidity if needed or desired to fund operating cash requirements or for other purposes. However, there can be no assurance that additional liquidity will be readily available or available on terms acceptable to us.

Stock Repurchases

In January 2023, our Board of Directors authorized a repurchase program for up to $500.0 million of our common stock through February 28, 2027, when and if market conditions warrant and to the extent legally permissible (the “January 2023 Authorization”). During the nine months ended September 27, 2026, no shares were repurchased under the January 2023 Authorization. As of September 27, 2026, the Company had $35.0 million of availability remaining under the January 2023 Authorization.

Dividends

On March 16, 2026, June 15, 2026, and September 15, 2026, the Company paid quarterly cash dividends per share of $.14, $.14 and $.07, respectively, aggregating $66.7 million. On November 5, 2026, the Company announced a dividend of $.07 per share to be paid on December 15, 2026 to stockholders of record as of December 1, 2026. As a result, the Company expects that its total cash requirement for the fourth quarter of 2026 will be approximately $13.4 million based on the number of shares of its common stock outstanding at October 29, 2026. The Company currently intends to continue to declare and pay quarterly cash dividends; however, there can be no assurance that any additional quarterly dividends will be declared or paid or of the amount or timing of such dividends, if any.

Long-Term Debt, Including Current Portion

Wendy’s U.S. advertising fund has a revolving line of credit, which was established to support the Company’s advertising fund operations. During the three months ended March 29, 2026, the Company borrowed and repaid $11.5 million under the revolving line of credit, then subsequently borrowed and repaid $3.6 million under the revolving line of credit. During the three months ended June 28, 2026, the Company borrowed and repaid $2.7 million under the revolving line of credit. During the three months ended September 27, 2026, the Company increased the Wendy’s U.S. advertising fund revolving line of credit from $15.0 million to $25.0 million and borrowed and repaid $16.0 million under the revolving line of credit, then subsequently borrowed and repaid $21.1 million under the revolving line of credit. As a result, as of September 27, 2026, the Company had no outstanding borrowings under the revolving line of credit.

Except as described above, there were no material changes to the Company’s debt obligations since December 28, 2025. The Company was in compliance with its debt covenants as of September 27, 2026. See Note 7 to the Condensed Consolidated Financial Statements contained in Item 1 herein and “Item 1A. Risk Factors” in “Part II. Other Information” for further information related to our long-term debt obligations.

Cash Flows from Operating, Investing and Financing Activities

The table below summarizes our cash flows from operating, investing and financing activities for the first nine months of 2026 and 2025:

	Nine Months
	2026	2025	Change
Net cash provided by (used in):
Operating activities	$239.0	$275.3	$(36.3)
Investing activities	(49.9)	(100.6)	50.7
Financing activities	(112.3)	(329.6)	217.3
Effect of exchange rate changes on cash	(2.5)	3.3	(5.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	$74.3	$(151.6)	$225.9

Operating Activities

Cash provided by operating activities consists primarily of net income, adjusted for non-cash expenses such as depreciation and amortization, deferred income tax and share-based compensation, and the net change in operating assets and liabilities. Cash provided by operating activities was $239.0 million and $275.3 million in the first nine months of 2026 and 2025, respectively. The change was primarily due to (1) lower net income, adjusted for non-cash expenses and (2) a decrease in cash flows resulting from payment delays and deferrals for certain of our franchisees, including amounts subject to payment deferral arrangements, a portion of which we have reserved against. These changes were partially offset by (1) a decrease in cash paid for income taxes and (2) the timing of payments for marketing expenses of the national advertising funds.

Investing Activities

Cash used in investing activities was $49.9 million and $100.6 million in the first nine months of 2026 and 2025, respectively. The change was primarily due to (1) a decrease in payments for acquisitions of $16.9 million compared to the prior year, reflecting the impact of the Company’s acquisition of 35 franchise-operated restaurants during the third quarter of 2025, (2) a decrease in capital expenditures of $15.3 million, (3) an increase in proceeds from dispositions of $11.9 million and (4) a decrease in expenditures associated with the Company’s franchise development fund of $8.5 million.

Financing Activities

Cash used in financing activities was $112.3 million and $329.6 million in the first nine months of 2026 and 2025, respectively. The change was primarily due to (1) a decrease in repurchases of the Company’s common stock of $198.8 million and (2) a decrease in dividends of $36.3 million. These changes were partially offset by a net increase in cash used in long-term debt activities of $15.4 million, reflecting the impact of proceeds and repayments under the Company’s U.S. advertising fund revolving line of credit.

General Inflation, Commodities and Changing Prices

Inflationary pressures on labor and commodity price increases directly impacted our consolidated results of operations during the nine months ended September 27, 2026, and we anticipate continued labor and commodity inflation throughout the remainder of 2026. We attempt to manage any inflationary costs and commodity price increases through selective menu price increases, product mix and focused execution of operational excellence. Delays in implementing such menu price increases and competitive pressures may limit our ability to recover such cost increases in the future. Inherent volatility experienced in certain commodity markets, such as those for beef, chicken, eggs, pork, dairy and grains, could have a significant effect on our results of operations and may have an adverse effect on us in the future. The extent of any impact will depend on our ability to manage such volatility through selective menu price increases, product mix and focused execution of operational excellence.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As of September 27, 2026 there were no material changes from the information contained in the Company’s Form 10-K for the fiscal year ended December 28, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 27, 2026. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that as of September 27, 2026, the disclosure controls and procedures of the Company were effective at a reasonable assurance level in (1) recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and (2) ensuring that information required to be disclosed by the Company in such reports is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the third quarter of 2026 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

We may not be successful in implementing important strategic initiatives, effectively managing or maintaining growth and market share across our dayparts or executing strategic transactions, any of which may have an adverse impact on our business, results of operations and financial condition.

We may not be able to implement important strategic initiatives in accordance with our expectations or that generate expected returns. For example, in the fourth quarter of 2026, we announced Dave’s Way, a multi-year strategy focused on growing customer traffic and market share while strengthening restaurant profitability. The five strategic pillars of Dave’s Way include: (1) Our Menu with Quality Food at Real Value; (2) Distinct Branding and Marketing to Drive Demand; (3) Operational Excellence that Delights Customers; (4) A Winning Digital Experience to Build Frequency and (5) Restaurants as an Engine for Growth. Our ability to successfully execute Dave’s Way and realize its expected benefits is subject to numerous estimates and assumptions, which are subject to uncertainties, and is dependent on a variety of factors.

We may be unable to achieve the goals of Dave’s Way due to competitive pressures and other factors, such as consumer tastes and preferences, the effectiveness of our marketing and advertising programs, the successful development and launch of new products, commodity and labor costs, providing fast and accurate customer experiences, further accelerating our digital business and technological enhancements, driving new restaurant development and ensuring the support, engagement and health of franchisees. Our inability to successfully execute our strategy could have a material adverse impact on our business, results of operations and financial condition. Furthermore, the Company has made the breakfast daypart optional for Wendy’s restaurants in the United States. While we believe that this option will allow our franchisees to focus on the dayparts with the greatest opportunity for profitable growth in their business, our sales results, results of operations and financial condition may be negatively impacted.

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

The execution of strategic initiatives, including Dave’s Way, may also be disruptive both internally and to our customers and may be viewed negatively by our shareholders. If we are delayed or unsuccessful in implementing any important strategic initiatives, if implementation proves to be more difficult, costly or time-consuming than expected, or if any important strategic initiatives fail to deliver their expected benefits or we do not fully realize such benefits or such benefits are offset by competitive actions or macroeconomic conditions, our business, results of operations and financial condition may suffer. Even if successful, benefits may take longer than expected to realize.

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

In addition, certain franchisees operate a large number of Wendy’s restaurants. As of December 28, 2025, 203 franchisees operated approximately 5,546 franchise restaurants in the United States. The Company’s ten largest franchisees operated an average of 229 Wendy’s restaurants, representing approximately 41% of the total number of our franchised restaurants in the United States. The concentration of a significant number of franchised restaurants in a limited number of franchisees could subject the Company to an increased level of financial risk in respect of such franchisees, and the risk is particularly magnified among franchisees that are the sole or dominant franchisee for a particular region. If any of these franchisees experience financial or other difficulties, our business could be materially and adversely affected.

We receive revenues in the form of royalties and national advertising funds contributions (both of which are generally based on a percentage of sales at franchised restaurants), as well as rent and fees from franchisees. Accordingly, a substantial portion of our financial results depends upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, or if the overall business or financial health of franchisees deteriorates, their results of operations or financial condition may worsen, which has in the past and could again in the future result in, among other things, increased restaurant closures, decreased restaurant openings or franchisee bankruptcies or insolvency leading to restructuring activities, all of which could reduce our royalty, national advertising funds, rent and other fee revenues. From time to time, we may work with our franchisees who are experiencing financial difficulties to assess and address their financial health and their ability to satisfy their financial obligations to us and any third parties. In certain of these situations, we have and may in the future provide cash flow or other financial and operational support to franchisees by providing royalty, advertising, rent or other relief, offering deferrals, waivers, setoffs or other modifications of certain franchisee obligations, extending loans or guarantees and/or advancing cash payments. These actions have and may in the future adversely affect our cash flow and financial results, which may be material, and there is no guarantee that any such support to franchisees will be successful in improving their results of operations or financial condition or preventing franchisee bankruptcies, insolvency or restructuring actions. For example, see Notes 2 and 3 to the Condensed Consolidated Financial Statements contained in Item 1 herein for further information regarding our current accounts receivable and allowance for doubtful accounts, which reflects an increase in payment obligations from certain of our franchisees who are not current on their royalty, advertising and other fees under their respective franchise and other agreements. We have entered into deferral arrangements with certain of our franchisees, including certain of our largest franchisees, with respect to such amounts owed or anticipated to be owed to us. There is also no guarantee that we will receive all or any of the amounts due to us under our franchise agreements, notes receivable and other agreements. Prolonged periods of declining sales and profitability for franchisees can exacerbate these risks. If franchisees are unable to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in their existing restaurants or new restaurant development, and our future growth and results of operations could be adversely affected. Furthermore, an insolvency event or bankruptcy proceeding involving a franchisee could prevent or delay us from collecting payments or exercising any of our other rights under the franchise or other related agreement with such franchisee. For example, on September 16, 2026, we delivered a notice of termination of the franchise agreements of Meritage Hospitality Group, Inc. (“Meritage”), a franchisee which operated 314 Wendy’s restaurants as of that date, due to Meritage’s failure to make certain required payments to us, including $27.4 million in overdue royalties, advertising and other fees. On September 17, 2026, Meritage filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As of the date of this report, Meritage continues to operate approximately 276 Wendy’s restaurants across nine markets within the Chapter 11 proceedings, following the closure of certain locations subsequent to the bankruptcy filing. On November 4, 2026, the Company, Meritage and certain of its lenders signed a letter of intent (the “LOI”) whereby the Company would acquire up to 163 of Meritage’s Wendy’s restaurants, subject to a definitive agreement, better and higher offers and court approval of the transaction. Meritage is also exploring the sale and recapitalization of its other markets not included in the LOI. However, there can be no assurances that any transaction with Meritage pursuant to the LOI or any other restaurant sales or transfers will be consummated or that Meritage’s bankruptcy will not have an adverse impact on our results of operations, cash flows or financial condition or on the performance of the Wendy’s system.

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

As of September 27, 2026, the Company had approximately $2.7 billion of outstanding debt on its balance sheet. Additionally, a subsidiary of the Company has issued variable funding notes, which allow for the borrowing of up to $300.0 million from time to time on a revolving basis. This level of debt could have significant consequences on the Company’s future operations, including: (i) making it more difficult to meet payment and other obligations under outstanding debt; (ii) resulting in an event of default if the Company’s subsidiaries fail to comply with the financial and other restrictive covenants contained in debt agreements, which event of default could result in all of the Company’s subsidiaries’ debt becoming immediately due and payable; (iii) reducing the availability of the Company’s cash flow to fund working capital, capital expenditures, equity and debt repurchases, dividends, acquisitions and other general corporate purposes, and limiting the Company’s ability to obtain additional financing for these purposes; (iv) subjecting the Company to the risk of increased sensitivity to interest rate increases on indebtedness with variable interest rates; (v) limiting the Company’s flexibility in planning for or reacting to, and increasing its vulnerability to, changes in the Company’s business or industry or the general economy; and (vi) placing the Company at a competitive disadvantage compared to its competitors that are less leveraged.

The ability of the Company to make payments on, repay or refinance its debt, and to fund planned capital expenditures, dividends and other cash needs will depend largely upon its future operating performance and ability to generate significant cash flows. In addition, the ability of the Company to borrow funds in the future to make payments on its debt will depend on the satisfaction of the covenants in the securitized financing facility and other debt agreements, and other agreements it may enter into in the future. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us under our variable funding notes in amounts sufficient to fund our other liquidity needs, our business, results of operations and financial condition may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed. Further, our ability to incur additional indebtedness in order to refinance all or a portion of our existing indebtedness is subject to our satisfying certain incurrence covenants, including a senior ABS net leverage ratio. Recent performance trends have heightened, and may continue to heighten, certain of the risks described herein, including our ability to incur additional indebtedness in order to refinance our existing indebtedness. If current performance trends continue or worsen, our flexibility in refinancing our existing debt could be adversely impacted. Our debt is rated by credit ratings agencies and these agencies may downgrade their credit ratings for us based on the performance of our business, our capital strategies or their overall view of our industry. There can be no assurance that any rating assigned to our currently outstanding indebtedness will remain in effect for any given period of time or that any such ratings will not be lowered, suspended or withdrawn entirely by a rating agency if, in that agency’s judgment, circumstances so warrant. For example, on September 29, 2026, S&P placed its ratings of our Class A-2 notes on CreditWatch with negative implications, and there can be no assurance that such review will not result in a downgrade of our Class A-2 notes. A downgrade of our credit ratings could, among other things, increase our cost of borrowing, limit our ability to access capital, impact the timing of any refinancing transactions or result in more restrictive covenants in agreements governing the terms of any future indebtedness that we may incur, and thereby could adversely impact our business and results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information with respect to repurchases of shares of our common stock by us and our “affiliated purchasers” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the third quarter of 2026:

Issuer Repurchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans (2)
June 29, 2026 through August 2, 2026	3,005	$6.79	—	$35,000,024
August 3, 2026 through August 30, 2026	204,554	$8.23	—	$35,000,024
August 31, 2026 through September 27, 2026	24,978	$8.30	—	$35,000,024
Total	232,537	$8.22	—	$35,000,024

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

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1	Employment Letter between The Wendy’s Company and Tariq H. Hassan dated as of August 21, 2026.* **
10.2
Amendment No. 1 to the Second Amended and Restated Base Indenture, dated as of October 7, 2026, by and between Wendy’s Funding, LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary.*

10.3	Management Agreement, dated as of June 1, 2015, as updated to reflect the changes made by all amendments and other changes thereto.*
31.1	Certification of the Chief Executive Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Chief Financial Officer of The Wendy’s Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2026 formatted in Inline eXtensible Business Reporting Language: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from The Wendy’s Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2026, formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Filed herewith.
**	Identifies a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WENDY’S COMPANY (Registrant)
Date: November 5, 2026	By: /s/ Steven W. Cirulis
Steven W. Cirulis
Chief Financial Officer and Chief Strategy Officer
(On behalf of the registrant and as Principal Financial Officer)

Date: November 5, 2026	By: /s/ Aaron M. Kale
Aaron M. Kale
Chief Accounting Officer and Vice President – Tax
(Principal Accounting Officer)